Form 10-K
period 2009-12-31
Madison Square Garden, Inc.
filed 2010-03-18
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to

Commission File	Registrant; State of Incorporation;	IRS Employer
Number	Address and Telephone Number	Identification No.
1-34434	Madison Square Garden, Inc.	27-0624498
Delaware
Two Penn Plaza
New York, NY 10121
(212) 465-6000

Securities registered pursuant to Section 12(b) of the Act:	Name of each Exchange on which Registered:
Title of each class:

Class A Common Stock	The NASDAQ Stock Market LLC
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether each Registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of large accelerated filer and accelerated filer in Exchange Act Rule 12b-2.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the Registrant’s common stock was not publicly traded.
Number of shares of common stock outstanding as of March 12, 2010:

Class A Common Stock —	61,974,860
Class B Common Stock —	13,588,555
Documents incorporated by reference — Madison Square Garden, Inc. intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, an amendment to this report containing the information required to be disclosed under Part III of Form 10-K filed under cover of Form 10-K/A.

*	These items are omitted because Madison Square Garden, Inc. intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, an amendment to this report containing the information required to be disclosed under Part III of Form 10-K filed under cover of Form 10-K/A.

PART I
Item 1. Business
We are a Delaware corporation with our principal executive offices at Two Penn Plaza, New York, NY, 10121. Our telephone number is 212-465-6000. Unless the context otherwise requires, all references to “we”, “us”, “our”, “Madison Square Garden” or the “Company” refer to Madison Square Garden, Inc., together with its direct and indirect subsidiaries. “Madison Square Garden, Inc.” refers to Madison Square Garden, Inc. individually as a separate entity. Madison Square Garden, Inc. is a holding company and conducts substantially all of its operations through its subsidiaries.
Madison Square Garden, Inc. was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On January 12, 2010, Cablevision’s board of directors approved the distribution of all of the outstanding common stock of Madison Square Garden, Inc. to Cablevision shareholders (the “Distribution”) and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in Madison Square Garden, L.P. (“MSG L.P.”). MSG L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Madison Square Garden business until the Distribution occurred on February 9, 2010. MSG L.P. is now our wholly-owned subsidiary, through which we conduct substantially all of the business activities discussed in this Annual Report on Form 10-K.
Information concerning our business segments, including business segment financial information, and financial information about geographic areas for each of 2009, 2008 and 2007 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Financial Statements and Supplementary Data”, which are in Part II, Items 7 and 8 of this Annual Report on Form 10-K.
General
Madison Square Garden is a fully-integrated sports, entertainment and media business comprised of dynamic and powerful brands. Madison Square Garden’s business grew from the legendary venue widely known as “The World’s Most Famous Arena.” The Company’s three business segments: MSG Sports, MSG Entertainment and MSG Media, are strategically aligned to work together to drive our overall business, which is built on a foundation of iconic venues and compelling content, including live sports and entertainment events, that we create, produce, present and/or distribute through our programming networks and other media assets.

The Company operates in three business segments:
•	MSG Sports. Our sports business consists of owning and operating sports franchises, including the New York Knicks, a founding member of the National Basketball Association (“NBA”) and the New York Rangers, one of the “original six” franchises of the National Hockey League (“NHL”). We also own and operate the New York Liberty of the Women’s National Basketball Association (“WNBA”), one of the league’s founding franchises, and the Hartford Wolf Pack of the American Hockey League (“AHL”), which is the primary player development team for the Rangers and competitive in its own right in the AHL. The Knicks, Rangers and Liberty play their home games at The Madison Square Garden Arena (which we also refer to as “The Garden”). The Company’s sports business also features other sports properties, including the presentation of a wide variety of premier live sporting events including professional boxing, college basketball (The Big East Tournament, Jimmy V Classic, Post-season NIT Finals and, on occasion, Duke University games), track and field (The Millrose Games) and tennis (The BNP Paribas Showdown for the Billie Jean King Cup, which features the women winners of the previous year’s Grand Slam tennis events).
•	MSG Entertainment. Our entertainment business is one of the country’s leaders in live entertainment. We create, produce and/or present a variety of live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes (the “Rockettes”), which is the #1 live holiday family show in America and which was seen in 2009 by approximately 1.8 million people, and the world-renowned Cirque du Soleil’s Wintuk. We also present or host other live entertainment events, such as concerts, including shows by The Police, Eric Clapton, Jimmy Buffett, Bruce Springsteen, Justin Timberlake and Madonna; family shows, such as Dora the Explorer, Thomas the Tank Engine and Sesame Street Live; special events such as the Tony Awards and appearances by the Dalai Lama; and theatrical productions, such as The Wizard of Oz and Annie, in our diverse collection of venues. These venues include The Garden, Radio City Music Hall, The Theater at Madison Square Garden, the Beacon Theatre, The Chicago Theatre and the Wang Theatre. MSG Entertainment increasingly utilizes the strength of its industry relationships and live event expertise, as well as the reach of MSG Media, to create performance, promotion and distribution opportunities for artists and productions that, in turn, provide new programming and promotion for both our entertainment and our media businesses.

•	MSG Media. Our media business is a leader in production and content development for multiple distribution platforms, including content originating from our venues. For all periods presented, this business consists of programming networks and interactive offerings, including the MSG Networks (MSG network, MSG Plus, MSG HD and MSG Plus HD) and the Fuse Networks (Fuse and Fuse HD). MSG Networks are home to seven professional sports teams: the New York Knicks, New York Rangers, New York Liberty, New York Islanders, New Jersey Devils, Buffalo Sabres and New York Red Bulls, as well as to our critically acclaimed original and other programming, including Summer of ‘77, The Mike D’Antoni Show and MSG Originals, highlighted by the New York Emmy-award winning series The 50 Greatest Moments at MSG, Big 12 and PAC 10 football, and ACC, Big East and PAC 10 basketball. Since 2008, Fuse has focused on establishing itself as a unique multi-platform music destination, where artists and fans can interact and build relationships. Programming on Fuse focuses on music-related programming, including coverage of premier artists, events and festivals, original content and high profile concerts. Certain Fuse programming centers around its insider access to MSG Entertainment and Madison Square Garden’s venues, which Fuse uses to create music programming, while offering a voice and enhanced exposure to artists. Our interactive businesses include a group of highly targeted websites (including msg.com, thegarden.com, radiocity.com, nyknicks.com, newyorkrangers.com and fuse.tv) and wireless, video on demand and digital platforms for all Madison Square Garden properties. MSG Media allows us to leverage the value of the content created, produced and/or presented by MSG Sports and MSG Entertainment.
Our Strengths
•	Owned sports franchises
•	Media assets, including affiliation agreements with distributors and exclusive sports and entertainment programming rights
•	Iconic venues
•	Diverse collection of marquee brands and content, including the Radio City Christmas Spectacular and the Rockettes
•	Powerful presence in the New York tri-state area with established core assets and expertise for strategic expansion
•	Unique ability to provide artists and productions with multiple distribution platforms to develop and promote their businesses
•	Strong industry relationships that create opportunities for new content and brand extensions
•	Deep connection with loyal and passionate fan bases that span a wide demographic mix
•	Strong and seasoned management team
Our Strategy
Madison Square Garden pursues opportunities that capitalize on the combination of our iconic venues, our popular sports franchises, the distribution of our programming networks and our exclusive sports and entertainment content.
The core of MSG Sports’ strategy is to develop teams that consistently compete for championships in their respective leagues. Leveraging the strength of its fan bases and the popularity of its teams, MSG Sports seeks to expand through the creation and/or acquisition of substantial, enduring sports properties and events that can be presented either inside or outside The Garden. Our extensive fan base provides broad access to growth opportunities and new revenue streams.

Building on our iconic venues and the hallmark Radio City Christmas Spectacular and Rockettes brands, MSG Entertainment is focused on enhancing the reach and breadth of our productions and creating a network of venues to deliver high quality live content to those venues and increased bookings across all our venues. We are pursuing a strategy of opportunistically acquiring, building or obtaining control of theater venues in additional major markets. Our expansion plans also include the development of new productions and live entertainment events.
MSG Media has a strong foundation of recurring revenue streams supported by our long-term rights for live-event content of our New York Knicks, New York Rangers and New York Liberty franchises, in addition to those of the New York Islanders, New Jersey Devils and Buffalo Sabres, and our affiliation agreements for distribution of our networks. MSG Media’s programming networks serve as strong platforms through which artists, performers and athletes are connected to regional and national audiences, including Fuse, which brings artists and fans together through its music programming and the network’s insider access to MSG Entertainment and our historic venues. Our ability to offer both marquee live performance venues and extensive public exposure through our significant marketing expertise and media platforms attracts world-class artists, performers and athletes to our businesses, and allows us to create with them a relationship built on mutual benefit. We obtain quality sports and entertainment content, while the artists, performers and athletes gain a unique opportunity to develop their brands.
The Company believes that its competitive strength stems from combining opportunities across more than one of our segments and aligning these businesses to provide what no other organization can: sports and entertainment content, derived from games and performances at our iconic venues and distributed through our regional and national programming networks.
We have an expansive view of the power of this integrated approach and believe no other organization can offer athletes, artists, performers, fans and business partners comparable opportunities or experiences. Examples of how we believe we have effectively implemented our strategy are:
•	We have expanded the programming on MSG network to include additional programming originating from or relating to our venues, while continuing to deliver award-winning live sports coverage. MSG network’s focus on becoming “all things Madison Square Garden” serves as a powerful platform for the distribution of our content and supports the Company’s integrated strategic vision, while differentiating our media offerings in a diverse and competitive environment.
•	Our media business continues to seek opportunities to collaborate with our entertainment and sports businesses. For example, in 2009 our media and entertainment businesses forged a multi-faceted relationship with the Dave Matthews Band, through which we booked the Beacon Theatre for a sold-out Dave Matthews Band concert and telecast the concert commercial-free on Fuse. Fuse also aired a week-long series of complementary Dave Matthews Band programming, leading up to the release of the band’s new album. Similarly, in 2008 our media and sports businesses collaborated on the Pete Sampras versus Roger Federer exhibition tennis match, an event that represented the revival of The Garden’s historic affiliation with big-event tennis. The sold-out match, which pitted the #1 ranked Federer against Sampras, who was at that time the recently retired holder of the most Grand Slam titles, originated from The Garden and was promoted as the first live sports programming on the newly rebranded MSG Plus (formerly known as FSN New York).

•	We acquired control of New York’s Beacon Theatre, purchased The Chicago Theatre, and entered into a long-term booking agreement in respect of the Wang Theatre in Boston, extending our geographic footprint and providing new distribution outlets for our live entertainment content. These transactions diversified the collection of venues we offer to artists and productions.
•	Building on their initial collaboration, Wintuk, MSG Entertainment and the world-renowned Cirque du Soleil have expanded their relationship this year with the debut of a new vaudeville-inspired live entertainment show, Banana Shpeel. The show began previews in The Chicago Theatre on November 19, 2009, and is expected to premiere at the Beacon Theatre in the spring of 2010. This plan illustrates our strategy of developing new live entertainment content that can be utilized through Madison Square Garden’s owned and operated venues.
Our commitment to strengthening our core assets is also exemplified by the planned full-scale renovation of The Garden. The renovation is expected to result in a state-of-the-art facility that enhances the experience of our customers, partners, athletes and entertainers and is designed to attract even more marquee events to the building, while augmenting our revenue streams. Utilizing The Garden’s current footprint, the renovation is designed to ensure The Garden’s continued and lasting prominence as a sports and entertainment venue.
We believe the Company’s unique combination of assets and integrated approach, the depth of our relationships within the sports, media and entertainment industries and strong connection with our diverse and passionate audiences, sets the Company apart in the industry and represents a substantial opportunity for growth.
MSG Sports
Our MSG Sports business consists of owning and operating sports franchises, including the New York Knicks, a founding member of the NBA, and the New York Rangers, one of the “original six” members of the NHL. We also own and operate the New York Liberty of the WNBA, one of the league’s founding franchises, and the Hartford Wolf Pack of the AHL, the primary player development team for the Rangers, which is competitive in its own right in the AHL. The Company’s sports business also features other sports properties, including the presentation of a wide variety of premier live sporting events including professional boxing, college basketball (The Big East Tournament, Jimmy V Classic, Post-season NIT Finals and, on occasion, Duke University games), track and field (The Millrose Games) and tennis (The BNP Paribas Showdown for the Billie Jean King Cup, which features the women winners of the previous year’s Grand Slam tennis events).
Our MSG Sports and MSG Media businesses naturally complement each other — with MSG Sports providing valuable content and MSG Media serving as a vital distribution system and promotional platform. MSG Media, through MSG Networks, telecasts games of our Knicks, Rangers and Liberty teams, and we are continually exploring opportunities to enhance the relationship between MSG Sports and MSG Media through new events, both at our venues and elsewhere. For example, we utilized the 2008 sold-out Pete Sampras versus Roger Federer tennis match at The Garden as the first live sporting event on our newly rebranded MSG Plus network, taking advantage of the significant interest in the match to enhance viewership. In 2008, we broadened our boxing programming on MSG network by telecasting a middleweight bout from the Beacon Theatre featuring John Duddy.
Our Sports Franchises
The New York Knicks and the New York Rangers are two of the most recognized franchises in professional sports, with storied histories and passionate, multi-generational fan bases. These teams are major occupants of The Garden, with a total of 82 regular season home games, often at or near capacity attendance. In addition, the New York Liberty play 17 regular season home games at The Garden each year. The number of home games increases if our teams qualify for the playoffs.
In addition to being valuable stand-alone businesses, the Knicks and Rangers provide core content for our MSG Media segment, with approximately 150 regular season games telecast on MSG Networks, and generate significant audience demand for wrap-around and themed programming. As part of team and league marketing and telecast efforts, our sports teams provide regional and national visibility for the Company.

New York Knicks
As an original franchise of the NBA, the New York Knicks have a rich history that includes two NBA Championships, eight conference titles and some of the greatest athletes to ever play the game. Under the leadership of Donnie Walsh and head coach Mike D’Antoni, the New York Knicks are focused on being competitive as they rebuild the team with the goal of becoming an elite member of the NBA. The Knicks’ current strategy centers on managing its rostered salary to be below the salary cap so that it can be active in the 2010 free agent market, while continuing to play an exciting, energetic and entertaining style of basketball. The Knicks enjoy the fierce allegiance of generations of passionate and knowledgeable fans. The Knicks ranked in the top three in the NBA for ticket sales receipts for the 2008-09 season, while experiencing a 20% increase in regular season television ratings over the previous season.
New York Rangers
The New York Rangers hockey club is one of the “original six” franchises of the NHL. Winners of four Stanley Cup Championships, the Rangers have won ten conference titles over their history. More recently, the team is one of only two Eastern Conference clubs to have made the playoffs in each of the last four seasons. The Rangers have a dynamic new style of play since hall of fame general manager Glen Sather hired head coach John Tortorella in February 2009. Tortorella is the winningest American coach in NHL history. The Rangers are known to have one of the most passionate, loyal and active fan bases in all of sports and ranked in the top three in the NHL for ticket sales receipts for the 2008-09 season.
New York Liberty
The New York Liberty were established on October 30, 1996, when New York was selected as one of eight charter members of the WNBA. The Liberty have won four conference championships and appeared in the post-season playoffs nine times. The Liberty have a well-known tradition of on-court competitiveness supported by an enthusiastic and loyal fan base.
Hartford Wolf Pack
The Company owns the Hartford Wolf Pack, a minor-league team, as a player development team for the Rangers, which is also competitive in its own right in the AHL. The Rangers send draft picks and other players to the Wolf Pack for skill development and injury rehabilitation, and can call up players as needed for the Rangers’ roster to enhance the team’s competitiveness. The Wolf Pack has reached the AHL playoffs every year of its existence, a streak of twelve straight seasons.
The Role of the Leagues in Our Operations
As franchises in professional sports leagues, our teams are members of the leagues and, as such, may be subject to certain limitations, under certain circumstances, on the control and management of their affairs. The respective league constitutions, under which each league is operated, together with the collective bargaining agreements each league has signed with its players’ association, contain numerous provisions that, as a practical matter in certain circumstances, could impact our ability to operate our businesses. In addition, under the respective league constitutions, the commissioner of each league, either acting alone or with the consent of a majority (or, in some cases, a supermajority) of the other teams in the league, may be empowered in certain circumstances to take certain actions felt to be in the best interests of the league, whether or not such actions would benefit our teams and whether or not we consent or object to those actions.
While the precise rights and obligations of member teams vary from league to league, the leagues may have varying degrees of control exercisable under certain circumstances over the length and format of the playing season, including pre-season and playoff schedules; the operating territories of the member teams; national and international media and other licensing rights; admission of new members and changes in ownership; franchise relocations; indebtedness affecting the franchise; and labor relations with the players’ associations, including collective bargaining, free agency, and rules applicable to player transactions, luxury taxes and revenue sharing. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — MSG Sports.” From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert, although the leagues’ governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself. See Item 3. “Legal Proceedings” for a discussion of recent litigation between us and the NHL.

Other Sports Properties
The Company’s sports business also features the presentation of a wide variety of premier live sporting events outside of Knicks, Rangers and Liberty games, including professional boxing, college basketball, track and field and tennis. MSG Sports also presents events such as WWE wrestling and the NBA and NFL Drafts. Our sports business includes events that have been among the most popular in our history, as well as perennial highlights on our annual calendar, and also features some of Madison Square Garden’s longest-running associations. We continue to focus on growing this business through an increase in the diversity and number of events and through brand extensions, both at our venues and elsewhere, as we believe it presents growth opportunities for both our MSG Sports and MSG Media segments.
Professional boxing, beginning with John L. Sullivan in 1882, has had a long association with The Garden. This includes hosting Muhammad Ali’s and Joe Frazier’s 1971 “The Fight of the Century,” which is considered among the greatest sporting events in modern history, as well as bouts featuring dozens of other boxing greats. These have included Miguel Cotto, Roberto Duran, George Foreman, Rocky Graziano, Emile Griffith, Bernard Hopkins, Oscar de la Hoya, Jake LaMotta, Sugar Ray Leonard, Lennox Lewis, Joe Louis, Rocky Marciano, Floyd Patterson, Sugar Ray Robinson, Felix Trinidad, Roy Jones, Jr., Mike Tyson, and Evander Holyfield. Additionally, The Golden Gloves amateur boxing tournament has called The Garden home since 1928.
College basketball has been a mainstay at The Garden for decades, with the sport’s longest running holiday tournament, the Holiday Festival, first tipping off over 50 years ago. In addition to St. John’s University calling The Garden its home away from home, the popular Big East Tournament celebrated its 27th anniversary at The Garden in 2009. Popular college basketball events also include visits from Duke University’s Blue Devils and the annual Jimmy V Classic and post-season NIT Finals. The Garden has hosted the Millrose Games, with their world famous Wanamaker Mile, since 1914. Additionally, the BNP Paribas Showdown for the Billie Jean King Cup, a premier tennis event featuring the women winners of the previous year’s Grand Slam events, debuted in 2009 and is scheduled to take place annually through 2013.
MSG Entertainment
Our entertainment business, MSG Entertainment, continues to solidify its position as one of the country’s leaders in live entertainment. It is responsible for the creation, production and/or presentation of a variety of live productions, including The Radio City Christmas Spectacular, featuring the Rockettes, which is the #1 live holiday family show in America and was seen by approximately 1.8 million people in 2009, and the world-renowned Cirque du Soleil’s Wintuk. MSG Entertainment also presents or hosts other live entertainment events such as concerts, including shows by The Police, Eric Clapton, Jimmy Buffett, Bruce Springsteen, Justin Timberlake, Pearl Jam, Chris Rock, Madonna and the Jonas Brothers; family shows, such as Dora the Explorer, Thomas the Tank Engine and Sesame Street Live; special events such as the premiere of Sex and the City: The Movie and the Tony Awards; and theatrical productions, such as The Wizard of Oz and Annie. MSG Entertainment focuses on consistently delivering unforgettable live entertainment experiences in exceptional settings, creating demand for an association with our brands by artists and demand for our productions by the public. From a starting point of world-class expertise in live entertainment, including the historic traditions of the “World’s Most Famous Arena” and Radio City Music Hall, as well as our other venues (including The Theater at Madison Square Garden, the Beacon Theatre, The Chicago Theatre and the Wang Theatre), MSG Entertainment has a proven ability to utilize the strength of its industry relationships and live event expertise to create performance, promotion and distribution opportunities for artists and productions.

MSG Entertainment’s unique combination of relationships and expertise is important not only for MSG Entertainment’s current and future business, but also to our MSG Media segment, which increasingly benefits from opportunities for quality new programming and relationships. For example, our recent, multi-faceted relationship with the Dave Matthews Band resulted in a sold-out show at the Beacon Theatre and exclusive content on Fuse, demonstrating our ability to help artists move beyond their core fan base to attract more diversified interest from fans, venues and other sources. MSG Entertainment’s industry relationships also helped Fuse secure agreements to become the television home of the Rock & Roll Hall of Fame induction ceremonies, Bonnaroo Festival and Lollapalooza.
Our Productions
Radio City Christmas Spectacular
One of MSG Entertainment’s core properties, the Radio City Christmas Spectacular, has been performed at Radio City Music Hall for 77 years and was the holiday celebration for approximately 1.8 million people in 2009. Featuring the world-famous Radio City Rockettes, the critically acclaimed Radio City Christmas Spectacular features show-stopping performances, festive holiday scenes and state-of-the-art special effects, including utilizing one of the world’s largest high definition LED screens.
In 2007, in celebration of the show’s 75th anniversary and as part of our strategic commitment to invest in our core assets, we significantly enhanced the Radio City Christmas Spectacular. The enhanced show balances cutting-edge new Rockettes numbers with more nostalgic fan favorites, including “The Living Nativity” and “Parade of the Wooden Soldiers,” both of which have been performed in the show since its inception in 1933. Also as part of the 75th anniversary celebration and speaking to the show’s national appeal, NBC aired and Madison Square Garden produced a one-hour special of the Radio City Christmas Spectacular, anchored from Radio City Music Hall by Meredith Vieira and Matt Lauer. Additionally, as part of its MSG Originals series, and in another instance of collaboration among our segments, our MSG network created a documentary on the history of Radio City Music Hall and the 75th Anniversary of the Radio City Christmas Spectacular. The documentary, which first aired in 2007, utilized historic footage, interviews with historians, Rockettes and production representatives to showcase the remarkable history of the “Showplace of the Nation,” while also increasing awareness and interest in the Radio City Christmas Spectacular.
We continue to invest in strengthening and broadening our Rockette brand, targeting the most prominent and effective vehicles that elevate their visibility and underscore their reputation as beloved American cultural icons. The Rockettes have appeared or performed at high profile events, such as Super Bowl halftime shows, Presidential Inaugurations and the annual Macy’s Thanksgiving Day Parade, among many others, and we pursue carefully considered branded products, such as table-top books, apparel and Rockette dolls.
Based on the success of the Radio City Christmas Spectacular, in 1994 we expanded the Radio City Christmas Spectacular franchise outside of the New York area, with a specially designed theater-sized version of the show. Since that time, the Radio City Christmas Spectacular has been performed in many cities across North America, including Boston, Los Angeles, Atlanta, Toronto, St. Louis, Chicago, Detroit, Ft. Lauderdale, Denver, Cleveland, Columbus, Dallas, Seattle, Nashville and Phoenix. The current theatrical touring version of the show consists of three productions: a recurring production at the Grand Ole Opry House in Nashville, as well as two other productions that each perform in two cities for up to four weeks during the holiday season.
In 2008, we further extended the Radio City Christmas Spectacular brand with the debut of the Radio City Christmas Spectacular arena tour. This full-scale arena touring production of the show emulates the size and grandeur of the Radio City Christmas Spectacular experience at Radio City Music Hall and, as such, the production required significant investment to recreate the scope and energy of that experience. The show has played arenas in numerous cities across the United States and Canada, including Washington D.C., Minneapolis, Houston, Cincinnati, Baltimore, Toronto, Montreal, Philadelphia, Oklahoma City, Orlando and Memphis. This arena production took the show beyond its traditional theater environment, extending our presence into new markets, while attracting a greater audience. In 2010 it is expected to tour the western United States. Although playing to critical acclaim during its first two years, the performance of the show has not met our financial expectations due, in part, to the severe economic climate at the end of 2008 and throughout 2009. In 2009, improvements were made to the show’s design to make it more mobile to be able to tour more cities and be more cost efficient so that it is better positioned to achieve its goal of contributing to our profitability.

Since its inception, the Radio City Christmas Spectacular has played to approximately 67 million people in over 60 different cities. We acquired the rights to the Radio City Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease on Radio City Music Hall. We also hold rights to the Rockettes in the same manner.
Wintuk and Other Cirque du Soleil Productions
In 2007, to realize our vision of creating, developing or acquiring unique and compelling new content for our venues, we entered into an agreement with the world-renowned Cirque du Soleil. This relationship led to the creation of Wintuk, the story of a boy’s quest for snow, which was built specifically for The Theater at Madison Square Garden and represents the first Cirque du Soleil family-themed show. Currently scheduled to run through the 2010 holiday season, Wintuk weaves together thrilling acrobatics, theatrical effects and memorable songs.
We plan to build on the strength of our current relationship with Cirque du Soleil and our shared commitment to create compelling new live events in exceptional settings. For example, we recently have expanded our relationship to include another new stage theatrical production, Banana Shpeel, based on a Vaudeville theme. Banana Shpeel began previews in The Chicago Theatre on November 19, 2009, and is expected to premiere at the Beacon Theatre in New York in the spring of 2010. This production was designed to be capable of touring theaters throughout the world. We hope to further expand our relationship with Cirque du Soleil in the future, with the creation of additional new productions for our venues, as well as touring productions.
Our Bookings and Other Entertainment Business Activities
MSG Entertainment is an established industry leader responsible for booking a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have showcased artists including The Police, Jimmy Buffett, Bruce Springsteen, Justin Timberlake, Madonna, The Dead, Beyonce, Paul Simon and Eric Clapton and other popular events such as the Westminster Kennel Club Dog Show and the Tony Awards. Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows, in which case we share the economic risk relating to the event. We do not currently promote or co-promote events outside of our venues other than our productions described above.
MSG Media
MSG Media is a leader in production and content development for multiple distribution platforms, including content originating from our venues. For all periods presented, it consists of programming networks and interactive offerings, including the MSG Networks and the Fuse Networks. MSG Networks are home to seven professional sports teams: the New York Knicks, New York Rangers, New York Liberty, New York Islanders, New Jersey Devils, Buffalo Sabres and New York Red Bulls, as well as to our critically acclaimed original and other programming, including Summer of ‘77, The Mike D’Antoni Show and MSG Originals, highlighted by the New York Emmy-award winning series The 50 Greatest Moments at MSG, Big 12 and PAC 10 football, and ACC, Big East and PAC 10 basketball.
Since 2008, Fuse has focused on establishing itself as a unique multi-platform music destination, where artists and fans can interact and build relationships. Programming on Fuse focuses on music-related programming, including coverage of premier artists, events and festivals, original content and high profile concerts. Certain Fuse programming centers around its insider access to MSG Entertainment and Madison Square Garden’s venues that Fuse uses to create music programming, while offering a voice and enhanced exposure to artists. Our interactive businesses include a group of highly targeted websites (including msg.com, thegarden.com, radiocity.com, nyknicks.com, newyorkrangers.com and fuse.tv) and wireless, video on demand and digital platforms for all Madison Square Garden properties. MSG Media allows us to leverage the value of the content created, produced and/or presented by MSG Sports and MSG Entertainment.

MSG Networks and Fuse provide regional and national distribution for both MSG Sports and MSG Entertainment content, and thereby play a critical role in supporting, promoting and enhancing those businesses. Fuse’s national distribution and focus on music-related programming provide a national vehicle to expand MSG Media’s and MSG Entertainment’s involvement in the music and entertainment industries, deepening our ability to offer artists enhanced exposure. MSG network’s focus on being “all things Madison Square Garden,” allows it to serve as a powerful platform for the distribution of our sports and entertainment content, while differentiating our media offerings in a diverse and competitive environment.
Examples of the success of our business collaborations include Fuse becoming the television home of several music-focused events and festivals and Fuse’s groundbreaking series showcasing numerous performances from Madison Square Garden venues, entitled Fuse Presents. MSG network’s documentary on the history of Radio City Music Hall and the 75th Anniversary of the Radio City Christmas Spectacular also epitomizes this cooperative approach. The documentary, which first aired in 2007, utilized historic footage, interviews with historians, Rockettes and production representatives to showcase the remarkable history of the “Showplace of the Nation,” while also increasing awareness and interest in the Radio City Christmas Spectacular. When the restored Beacon Theatre was re-opened, MSG network and Fuse collaborated on a one-hour documentary detailing the history of the theater and the process of restoration that was telecast on both networks. MSG Media and MSG Entertainment also worked together with Kanye West for The Kanye West Foundation event at The Chicago Theatre in June 2009. The event aired on Fuse, Fuse HD and Fuse On Demand, with subsequent re-airings on MSG network. This collaboration is indicative of the mutually beneficial opportunities we can provide today’s artists. Kanye West was able to perform a concert to benefit his foundation and received significant visibility between albums, while Fuse and MSG network produced exclusive content and targeted programming to increase viewership.
MSG Networks
Winner of more than 140 New York Emmy awards for live sports and original programming, MSG Networks are the home to seven professional sports teams: the New York Knicks, New York Rangers, New York Liberty, New York Islanders, New Jersey Devils, Buffalo Sabres and New York Red Bulls, as well as our critically acclaimed original and other programming, including Summer of ‘77, The Mike D’Antoni Show and MSG Originals are highlighted by the New York Emmy-award winning series The 50 Greatest Moments at MSG, Big 12 and PAC 10 football, and ACC, Big East and Pac 10 basketball. In addition to the Company’s ownership of Knicks, Rangers and Liberty rights, MSG Networks have long-term rights agreements with the Islanders, Devils and Sabres. MSG network and MSG Plus are among the nation’s largest regional cable networks and collectively telecast over 700 live sporting events over 2,100 hours of original programming in 2009. MSG HD and MSG Plus HD collectively telecast over 450 live sporting events in high definition in 2009. MSG network and MSG Plus are each received by approximately 8 million subscribers primarily in New York, New Jersey and Connecticut.
In 2006, we expanded the programming on MSG network to include additional programming originating from or related to our venues, while continuing to deliver award-winning live sports coverage. MSG network’s line-up of programming highlights how the Company’s sports, entertainment and media segments work together to increase exposure for our brands, enhance our offerings to artists and productions, and create must-see content for our programming networks. Examples include:
•	The critically acclaimed and New York Emmy award-winning MSG Originals documentary series, which has featured such titles as The 50 Greatest Moments at MSG, Concert for New York City Remembered, Mecca of Boxing, and The Restoration of the Beacon Theatre
•	The MSG Concert Series, which features a variety of past and present concerts or artists playing our venues
•	Road to MSG, a series that brings viewers along as their favorite artists and athletes prepare to take the stage or hit the floor of the “World’s Most Famous Arena” or one of our other venues
•	Programming relating to the Knicks, Rangers and Liberty, such as MSG Vault, MSG Profiles, Fans Most Wanted, Hockey Night Live, and dedicated pre- and post-game shows, all of which allow us to capitalize on the extraordinary enthusiasm of our teams’ fans

In March 2008, together with our MSG Sports segment, MSG Media capitalized on the interest and excitement regarding the Roger Federer versus Pete Sampras tennis match at The Garden to launch MSG Plus (previously known as FSN New York). The sold-out match, which pitted the #1 ranked Federer against Sampras, who was at that time the recently retired holder of the most Grand Slam titles, originated from The Garden and was aggressively promoted as the first live sports programming on the newly rebranded MSG Plus. We also have a long and rich tradition of presenting professional and amateur boxing events, including numerous title bouts and the Golden Gloves amateur boxing tournament, which has called The Garden home since 1928.
MSG Plus programming includes the best of live sports and original programming from Fox Sports Net, which has included a strong lineup of national and local college football and basketball, shows such as Best Damn Sports Show, The FSN Final Score and Sports Science, as well as a variety of live local sports. In addition, MSG Plus produces a robust lineup of original sports programming and games, including high school sports, supporting original programming for its professional teams, human interest shows, horse racing, and international sports content.
In 1998, MSG HD became the first regular provider of sporting events in high definition. Today we produce substantially all New York Knicks and New York Rangers telecasts, substantially all of the home telecasts and certain away telecasts of the New York Islanders and New Jersey Devils, substantially all of the home telecasts of the Buffalo Sabres and certain original programming in a high definition format for inclusion in MSG HD and MSG Plus HD.
Fuse
Fuse is a national programming network that provides a unique, multi-platform music destination, centered on the development of creative music programming driven by meaningful relationships within the music industry and the interaction of artists and fans. Fuse is received by approximately 55 million subscribers and has a video-on-demand platform that is available to over 31 million homes. Fuse Networks currently distributes programming on its linear television channel, Fuse, on its high-definition channel Fuse HD, on-demand via Fuse On Demand, on-line via fuse.tv and to mobile technologies via Fuse Mobile.
Closely tied to MSG Entertainment and to some of the world’s most iconic venues, such as The Garden, Radio City Music Hall, the Beacon Theatre, and The Chicago Theatre, we believe Fuse is positioned to provide artists and fans with a music experience that is not available anywhere else. Its unique access to Madison Square Garden assets allows Fuse to bring fans on-stage, off-stage and behind the stage of some of today’s hottest performances and events, while its ability to offer direct exposure to marketing opportunities for artists gives it credibility among today’s artists and their management. We believe this combination creates opportunities to expand Fuse’s distribution, domestically and internationally.
Prior to 2008, Fuse was part of Cablevision’s Rainbow segment, however, the combined financial statements of the Company and the operating results of our MSG Media segment include the operating results for Fuse for all periods presented in this Annual Report on Form 10-K. In 2008, Fuse was contributed to Madison Square Garden to fulfill a strategic objective to expand our reach to a national audience, increase the value proposition of our programming and marketing to promoters, artists and music labels and take advantage of the unique access to our iconic venues and our entertainment industry relationships through MSG Entertainment. Following the contribution, Fuse underwent a year of transition in 2008, as we invested in programming, production and marketing initiatives to reposition the network as a multi-platform music destination. After assessing Fuse’s development during 2008, we have refined our strategy to create a voice for artists and fans by emphasizing collaborations with MSG Entertainment, expanding industry relationships, creating innovative programming and exploiting Fuse’s insider access to our iconic venues.

As part of its efforts to enhance its position within the music television space, Fuse has forged exclusive arrangements with popular artists, events and festivals, produced original programming and featured high profile concerts and events. These initiatives often represent a coordinated effort between MSG Entertainment and Fuse. Fuse’s current slate of programming includes:
•	Exclusive television coverage of one of music’s biggest annual events, the Rock and Roll Hall of Fame induction ceremonies. Branded Fuse Hall of Fame, this relationship also includes a year-long block of specially dedicated Hall of Fame programming that celebrates the classic and iconic in rock history
•	FuseFest, featuring footage from Bamboozle, Warped Tour, Lollapalooza, Bonnaroo Music and Arts Festival and the New Orleans-focused Voodoo Experience
•	No. 1 Countdown, Video Yearbook and Loaded, which feature top music videos in rock, pop, alternative, hip-hop and viewer’s choice and select documentaries of artists
•	On The Record is a one-on-one interview series with today’s top artists. The series brings viewers exclusive and revealing in-depth conversations with the biggest and boldest names in music. Recent artists include John Mayer, Lady Gaga, and 50 Cent
•	Hip Hop Shop is hosted by Fuse’s newest music insider Toure. The show dives into the world of hip hop, with up-to-date news, videos, interviews and celebrity guests including Jay Sean and Ludacris
•	Fuse Presents, a select series of concert specials and dedicated support programming covering such artists as Dave Matthews Band, Kanye West, Jay-Z, John Mayer, Fall Out Boy, The Killers, Foo Fighters and The Cure
•	Full Volume Flicks, which features Hollywood movies relating to music
Other Media Properties — MSG Interactive
MSG Interactive is the network of websites and wireless, video on demand and digital platforms for all Madison Square Garden properties. It includes sixteen interactive websites, blogs and social networking sites for our properties, which collectively reach two million unique users each month. Websites include msg.com, thegarden.com, beacontheatre.com, radiocity.com, chicagotheatre.com and fuse.tv, as well as sites dedicated to our sports teams (nyknicks.com, newyorkrangers.com and newyorkliberty.com). Like our MSG Sports business, the on-line operations relating to our sports teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See “—Regulation — Regulation of Our Media Business.” MSG Interactive properties also include the MSG Insider email, alert and wireless platform and a series of Madison Square Garden social network and blog sites. The MSG Interactive business generates revenue for Madison Square Garden via the sale of advertising and sponsorships on these digital properties. Additionally, supported by its database of nearly four million engaged sports and music fans, MSG Interactive offers a strategic marketing asset that creates opportunities to market directly to our fans and cross-promote across our businesses.
The Company has a small number of licensing arrangements permitting third parties to use trademarks or other intellectual property of the Company for limited purposes. For example, we have a licensing arrangement with Cablevision permitting it to use “MSG Varsity” as the name of its high school sports programming service.
Our Venues
The Company operates a mix of iconic venues that continue to build on their historic prominence as destinations for unforgettable experiences and events. Individually, these venues are each premier showplaces, with a passionate and loyal following of fans, performers and events. Taken together, we believe they represent an outstanding collection of venues.
We operate five venues in New York City and Chicago, which are either owned or operated under long-term leases, and have a long-term booking agreement with the Wang Theatre in Boston. Our New York City venues include the Madison Square Garden complex (which includes both The Garden and The Theater at Madison Square Garden), Radio City Music Hall and the Beacon Theatre, and our Chicago venue is the landmark Chicago Theatre.

Madison Square Garden Arena
Madison Square Garden has been a celebrated center of New York life since the first Garden opened its doors in 1879. Over its 130-year history, there have been four Garden buildings, each known for showcasing the best of the era’s live entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete’s or performer’s career. Known simply as “The World’s Most Famous Arena,” The Garden has been the site of some of the most memorable events in sports and entertainment, and, along with The Theater at Madison Square Garden, currently plays host to approximately 400 events and approximately four million visitors each year. The Garden is the highest-grossing entertainment venue in North America and the second highest-grossing entertainment venue in the world, based on Billboard Magazine’s 2009 rankings. The Garden was also ranked #1 venue of the decade in its respective class based upon gross ticket sales by Billboard Magazine. In addition, The Garden was voted “Arena of the Year” by the music industry’s trade magazine, Pollstar.
The Garden is home to three professional sports teams, the New York Knicks, New York Rangers and New York Liberty, and is associated with countless “big events,” inspired performances and one-of-a-kind moments. The Garden’s thousands of highlights include “The Fight of the Century” between Muhammad Ali and Joe Frazier in 1971 (considered among the greatest sporting events in history); the 1970 Knicks NBA Championship; the Rangers’ 1994 Stanley Cup Championship; three Democratic National Conventions and one Republican National Convention; a landmark visit from Pope John Paul II; Marilyn Monroe’s famous birthday serenade to President John F. Kennedy; Frank Sinatra’s “Main Event” concert in 1974; Elton John’s record 60 performances; Billy Joel’s record-setting 12 consecutive sold-out shows; three prominent benefit concerts, which galvanized the public to respond to national or global crises, including the first of its kind, The Concert for Bangladesh in 1972, as well as The Concert for New York City, following the events of 9/11 and The Big Apple to the Big Easy, following Hurricane Katrina in 2005.
The current Madison Square Garden complex, located between 31st and 33rd Streets and Seventh and Eighth Avenues on Manhattan’s West Side, opened on February 11, 1968, with a salute to the U.S.O., hosted by Bob Hope and Bing Crosby. From a structural standpoint, the construction of the current Garden was considered an engineering wonder for its time, including its famous circular shape and unique, cable-supported ceiling, which contributes to its intimate feel. It was the first large structure built over an active railroad track. The builder, R.E. McKee, had a national reputation and was later recognized as a “Master Builder” by the construction industry. Architect Joe Luckman had one of the largest firms in the country and designed such buildings as the Prudential Center in Boston and NASA’s flight center in Houston.
We own the Madison Square Garden building, the platform on which it is built and the development rights (including air rights) above our property. Madison Square Garden sits atop Pennsylvania Station, a major commuter hub in Manhattan, which is owned by the National Railroad Passenger Corporation (Amtrak). While the development rights we own would permit us to expand in the future, any such use of development rights would require various approvals from the City of New York. The Garden seats up to approximately 21,000 spectators for sporting and entertainment events. The Garden, along with The Theater at Madison Square Garden, contains approximately 985,600 square feet of floor space over 11 levels.
The Madison Square Garden Arena Renovation
The Garden has gone through four incarnations, with the current building occupying its position above Pennsylvania Station since 1968. We are in the pre-construction planning phase of our renovation of The Garden, which we believe will have multiple benefits, including:
•	Providing a state-of-the-art venue that can attract concerts, as well as other large, high profile sports, entertainment and other special events which benefit our customers, as well as the New York City economy
•	Improving the experience of customers in all parts of the venue
•	Increasing our attractiveness to free agents in basketball and hockey
•	Supporting our efforts to retain and grow our season ticket bases for our teams

•	Increasing the breadth of VIP offerings and venue-based opportunities available to marketing partners
•	Augmenting revenue streams
•	Providing a new point of origination for programming from our MSG Networks studios
The renovation is an example of our strategic commitment to invest in our core assets and continue to provide the kind of historic, unforgettable experiences that have long been a key component of our business. Focused on the total fan experience, the renovation will benefit everyone in attendance, from the first row to the last, whether they are first time visitors, season ticket subscribers, athletes, suite holders or marketing partners. All of our customers will experience improved sight lines, entertainment and dining options, new concourses, hospitality areas, views of the city, new technology and a completely transformed interior. The current renovation plan, which is designed to ensure that attending an event at The Garden is unlike anywhere else, will be specifically highlighted by:
•	A dramatically redesigned Seventh Avenue entrance
•	New, more comfortable seats, with better sightlines that put patrons closer to the action
•	New, wider and more spacious public concourses with spectacular views of the city
•	Unique “bridges” suspended above each side of The Garden, providing seating for fans that does not exist in any arena today
•	State-of-the-art lighting, sound and LED video systems in HDTV
•	New food, beverage and bar options
•	A new suite configuration that includes:
•	58 new lower-level suites that are 50 percent larger than our current suites and half the distance to events
•	20 new event level suites, which include the best seats in the house
•	One super suite, which is the size of 10 traditional suites
•	Improved dressing rooms, locker rooms, star dressing rooms and production offices for athletes and performers
•	A new upper level with a party deck
•	Additional new restrooms
•	Restoration of The Garden’s famous ceiling
We continue to review all aspects of this complex project with our consultants in order to improve the renovation plans, mitigate project risks and identify efficiencies in all aspects of costs, planning and project-phasing. We also continue to develop our cost and capital investment estimates to ensure that the planned renovation meets our overall expectations and objectives.

While the pre-construction planning and cost estimates of this renovation are not yet final, we currently expect that the project’s cost will be between $775 million and $850 million. Total arena renovation expenditures incurred through December 31, 2009 were approximately $60 million of which approximately $35 million was in 2009. We expect that the estimated costs associated with the project will be met from cash on hand, receipt of repayments of advances made to a subsidiary of Cablevision and cash flow from our operations. We have recently entered into a senior secured revolving credit facility with a syndicate of lenders. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Financing Agreements.”) To the extent that management determines that financing for this renovation is required or desirable, we would expect to draw on this facility.
In order to most efficiently and effectively complete the renovation, it will be a year-round project. Our goal is to minimize disruption to current operations and, to achieve this, The Garden will remain open for the New York Knicks’ and New York Rangers’ seasons in the years when the renovation takes place, while we sequence the construction to ensure that we maximize our construction efforts when we close the arena during summer months. Our current expectation is that the renovated lower bowl of The Garden will be open for the 2011-12 seasons, and that the renovated upper bowl will be open for the 2012-13 seasons.
Although the Company continues to pursue the arena renovation plan, there can be no assurance that a renovation will occur or what the ultimate cost, scope or timing of any renovation activity may be.
The Theater at Madison Square Garden
The current incarnation of The Theater at Madison Square Garden has approximately 5,600 seats. The theater opened as part of the fourth Madison Square Garden complex in 1968, with seven nights of performances by Judy Garland. Since then, some of the biggest names in the music world have played the theater, including Bob Dylan, Diana Ross, Elton John, James Taylor, Melissa Etheridge, Neil Young, Radiohead, The Doors and Van Morrison. The theater has also hosted boxing events, the NBA Draft, as well as award shows such as The Daytime Emmys and the Essence Awards. We also host theatrical productions, family shows and other special events in the theater. Today, The Theater at Madison Square Garden is the third-highest grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2009 rankings.
The Theater at Madison Square Garden is also home to Wintuk, the winter themed show we co-produce with Cirque du Soleil. See “Business — MSG Entertainment — Our Productions — Wintuk and Other Cirque du Soleil Productions.”
Radio City Music Hall
Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first established by theatrical impresario S.L. “Roxy” Rothafel in 1932. Known as “The Showplace of the Nation” it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Perhaps best known as home to the country’s #1 live holiday family show, the Radio City Christmas Spectacular, starring the world-famous Rockettes, Radio City Music Hall also hosts concerts, family shows and special events, such as the Tony Awards and the NFL Draft. See “— MSG Entertainment — Our Productions — Radio City Christmas Spectacular.” Today, Radio City Music Hall is the highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2009 rankings. Radio City Music Hall was also ranked #1 venue of the decade in its respective class based upon gross ticket sales by Billboard Magazine.
Built for approximately $8 million in 1932, Radio City Music Hall was designated a New York City landmark in 1979 and a National Historic Landmark in 1987. We acquired the lease in 1997, and in 1999, in another example of our commitment to invest in our core assets to help drive our long-term business, we invested approximately $70 million on a complete restoration that returned the legendary theater to its original grandeur. Our acclaimed restoration included burnishing the ceilings of Radio City with 720,000 sheets of gold and aluminum leaf, replacing the existing stage curtain with a new 112-foot wide golden silk replacement, and replacing its approximately 6,000 seats. All furniture, wall fabric, carpeting, lighting fixtures and appointments were cleaned, repaired or remade, and the three-story tall mural “The Fountain of Youth,” by Ezra Winter, which looms above the grand staircase, was cleaned of decades of grime, varnish and polyurethane. State-of-the-art sound systems, lighting and HDTV capabilities were also installed, and the theater now houses one of the world’s largest LED screens, which is prominently featured in the Radio City Christmas Spectacular.

We lease Radio City Music Hall, located at Sixth Avenue and 50th Street in Manhattan, pursuant to a long-term lease. The lease on Radio City Music Hall expires in 2023. We have the option to renew the lease for an additional ten years by providing two years’ notice prior to the initial expiration date.
The Beacon Theatre
In November 2006, we entered into a long-term lease agreement to operate the legendary Beacon Theatre, which sits on the corner of Broadway and 74th Street in Manhattan. Designed by Chicago architect Walter Ahlschlager, and conceived of by Roxy Rothafel as the sister venue to Radio City Music Hall, the Beacon Theatre opened in 1929 as a forum for vaudeville acts, musical productions, drama, opera, and movies. In 1979, the Beacon was designated a New York landmark building by the NYC Landmarks Preservation Commission and a national landmark on the National Register of Historic Places. Over its history, the Beacon has been a veritable rock & roll room for some of the greatest names in music. The Beacon has also staged operatic events, including Madame Butterfly in 1988, and has hosted numerous luminaries, including His Holiness the Dalai Lama in 1999 and 2009, and President Bill Clinton in 2006, when the Rolling Stones played a private concert in honor of his 60th birthday.
In order to ensure that we could deliver a first-class experience to customers and performers, in August of 2008 we closed the Beacon for a seven-month restoration to return the theater to its original 1929 grandeur, at a cost of approximately $17 million. The comprehensive restoration of the Beacon focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, on-site examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall, and reflects our commitment to New York City, which we believe should have the world’s most iconic venues that provide unforgettable experiences for millions of patrons every year. The Beacon Theatre is the third-highest grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2009 rankings.
Our lease on the approximately 2,800 seat Beacon Theatre expires in 2026.
The Chicago Theatre
In October 2007, to extend our presence outside of New York and provide us with an anchor for content and distribution in a key market in the Midwest, we purchased the legendary Chicago Theatre, a venue with approximately 3,600 seats. The Chicago Theatre, which features its famous six-story-high “C-H-I-C-A-G-O” marquee, was built in 1921 and designed in the French Baroque style by architects Cornelius W. Rapp and George L. Rapp. It is the oldest surviving example of this architectural style in Chicago today, and was designated a Chicago landmark building in 1983 by the Mayor of Chicago and the Chicago City Council.
Today, The Chicago Theatre is becoming a highly attractive destination for concerts, shows and events, including a wide range of entertainers, such as Bob Dylan, Chris Rock, Fall Out Boy, Kanye West, Kathy Griffin and Steely Dan. The theatre also has served host to Broadway tours, including Joseph and the Amazing Technicolor Dreamcoat and Dreamgirls. While continuing to present first-class concert events, we also intend to diversify The Chicago Theatre’s entertainment offerings to include an increased number of theatrical and family shows, as well as special events. The Chicago Theatre is the eighth highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2009 rankings.
In connection with our acquisition of The Chicago Theatre, we assumed certain obligations of the previous owner contained in a redevelopment agreement between that owner and the City of Chicago, all of which expire in 2014. Until the expiration of those obligations, we are required to obtain the approval of the City of Chicago in connection with any sale of The Chicago Theatre.

The Wang Theatre
In August 2008, we entered into a booking agreement with respect to the historic Wang Theatre in Boston. Under the booking agreement, we are utilizing our experience in event production and entertainment marketing to increase the quantity and diversity of performances staged at the Wang Theatre. These performances include theatrical productions and family shows, such as Chitty Chitty Bang Bang, concerts, such as a multi-night run by Steely Dan and a performance by poet and singer-songwriter Leonard Cohen, and a timely speaker series featuring today’s newsmakers. The Wang Theatre seats approximately 3,600.
Our booking agreement expires in 2019. We have the option to renew the agreement at that time for an additional ten years.
Investment in Front Line Management Group Inc.
In June 2008, we purchased a 10% ownership interest in Front Line Management Group Inc. (“Front Line”), a musical artist management company. A controlling interest in Front Line is owned by Ticketmaster Entertainment, Inc. Front Line is one of the world’s leading artist management companies. Front Line manages musical artists and acts primarily in rock, classic rock, pop and country music, including the Eagles, Jimmy Buffett, Van Halen, Fleetwood Mac, Christina Aguilera, Stevie Nicks, Aerosmith, Steely Dan, Chicago and Journey. As of December 31, 2009, Front Line had almost 250 artists on its roster and approximately 75 managers providing services to artists. The investment is designed to more closely align Madison Square Garden with a strong collection of music artists. The Company is continuing to explore opportunities to attract Front Line’s artists to our portfolio of music related assets, including our historic venues, and to our media assets, including Fuse Networks and MSG Networks.
Garden of Dreams Foundation
Madison Square Garden also has a close association with Garden of Dreams Foundation, a non-profit charity. This foundation is dedicated to making dreams come true for children in crisis. Working with 21 organizations in New York, New Jersey and Connecticut, including hospitals, wish organizations, homeless shelters, foster care organizations and community-based organizations, Garden of Dreams Foundation utilizes the power and magic of Madison Square Garden and its properties to bring joy and happiness to children facing devastating problems. Garden of Dreams Foundation events and activities include full Knicks, Rangers and Liberty team events, special celebrations and event attendance at The Garden, Radio City Music Hall and the Beacon Theatre, visits by Madison Square Garden and Fuse on-air hosts, the MSG Entertainment Talent Show, where children perform on the Great Stage at Radio City Music Hall, a “Dream Week” summer camp, toy and coat drives, and the “Make A Dream Come True Program,” where children enjoy unforgettable experiences with celebrities and at events. In November of 2009, the Make-A-Wish Foundation presented the Chris Greicius Industry Award to the Garden of Dreams Foundation in recognition of Garden of Dreams’ exceptional dedication to helping grant the wishes of children with life-threatening medical conditions.
We believe the depth of Madison Square Garden’s relationship with Garden of Dreams Foundation, which is actively integrated with each of our business segments, reflects our commitment to positively impact our community. Since its inception in 2006, the foundation and Madison Square Garden have created once-in-a-lifetime experiences for more than 135,000 tri-state area children in crisis, with approximately 100,000 tickets donated to organizations served by Garden of Dreams.
Regulation
Regulation of Our Sports and Entertainment Businesses
Our sports and entertainment businesses are subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.
In addition, many of the events produced or promoted by our sports and entertainment businesses are presented in our venues which are, similar to all public spaces, subject to building codes and fire regulations imposed by the state and local governments in the jurisdictions in which our venues are located. These venues are also subject to zoning and outdoor advertising regulations, which restrict us from making certain modifications to our facilities as of right or from operating certain types of businesses. These venues also require a number of licenses in order for us to operate, including occupancy permits, exhibition licenses, food and beverage permits, liquor licenses and other authorizations. In addition, our venues are subject to the federal Americans with Disabilities Act, which requires us to maintain certain accessibility features at each of our facilities.

The professional sports leagues, in which we operate, primarily the NBA and NHL, claim the right under certain circumstances to regulate important aspects of our sports business and our team-related interactive businesses. See “— MSG Sports — The Role of the Leagues in Our Operations.”
Regulation of Our Media Business
The Federal Communications Commission (“FCC”) imposes regulations on cable television operators and satellite operators that affect programming networks indirectly. In addition, cable television programming networks, such as our MSG Networks and Fuse Networks, are also regulated by the FCC in certain respects because they are affiliated with a cable television operator like Cablevision.
Closed Captioning and Advertising Restrictions on Children’s Programming
Certain of our networks must provide closed-captioning of programming for the hearing impaired, and any of our programming and Internet websites intended primarily for children 12 years of age and under must comply with certain limits on advertising.
Indecency and Obscenity Restrictions
Cable operators and other distributors are prohibited from transmitting obscene programming, and our affiliation agreements generally require us to refrain from including such programming on our networks.
Program Access
The “program access” provisions of the Federal Cable Act generally require satellite-delivered video programming in which a cable operator holds an attributable interest, as that term is defined by the FCC, to be made available to all multichannel video programming providers, including satellite providers and telephone companies, on nondiscriminatory prices, terms and conditions, subject to certain exceptions specified in the statute and the FCC’s rules. For purposes of these rules, the common directors and five percent or greater voting shareholders of Cablevision and the Company are deemed to be cable operators with attributable interests in Madison Square Garden. As long as we continue to have common directors and major shareholders with Cablevision, our satellite-delivered video programming services will remain subject to the program access provisions. Until October 2012, these rules also prohibit us from entering into exclusive contracts with cable operators for these services.
The FCC recently extended the program access rules to terrestrially-delivered programming created by cable operator-affiliated programmers. The new rules would compel the licensing of such programming in response to a complaint by a multichannel video programming distributor if the complainant can demonstrate that the lack of such programming, undue influence by the cable operator affiliate, or discrimination in the price, terms, or conditions for such programming significantly hinders or prevents the distributor from providing satellite cable programming. These new rules could require us to make some of our terrestrial programming services available to competing multichannel video programming providers on nondiscriminatory prices, terms and conditions. The new rules have been challenged in federal court. We cannot predict how the court will act on the challenge.
The FCC is seeking comment on a proposal to allow a cable operator to seek repeal of the exclusivity ban prior to 2012 with respect to programming it owns, in markets where the cable operator faces competition from other video programming distributors; and is considering revisions to the program access complaint procedures.

Verizon and AT&T each have filed a program access complaint at the FCC against us and Cablevision challenging their respective lack of access to our terrestrially-delivered MSG HD and MSG+ HD services. We and Cablevision are vigorously contesting these complaints.
Wholesale “A La Carte”
The FCC is also seeking comment on whether to require programming networks to make each of their services available to video programming distributors on an “a la carte” basis.
Effect of “Must-Carry” Requirements
The FCC’s implementation of the statutory “must-carry” obligations requires cable and satellite operators to give broadcasters preferential access to channel space. This may reduce the amount of channel space that is available for carriage of our networks by cable television systems and DBS operators.
Satellite Carriage
All satellite carriers must under federal law offer their service to deliver Madison Square Garden’s and its competitors’ programming networks on a nondiscriminatory basis (including by means of a lottery). A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage.
Media Ownership Restrictions
FCC rules set media ownership limits that restrict, among other things, the number of daily newspapers and radio and TV stations in which a single entity may hold an attributable interest as that term is defined by the FCC. The fact that the common directors and five percent or greater voting shareholders of Cablevision and the Company currently hold attributable interests in each of the companies for purposes of these rules means that these cross ownership rules may have the effect of limiting the activities or strategic business alternatives available to us, at least for as long as we continue to have common directors and major shareholders with Cablevision.
Website Requirements
Madison Square Garden maintains various websites that provide information and content regarding its businesses and offer merchandise for sale. The operation of these websites may be subject to a range of federal, state and local laws such as privacy and consumer protection regulations. The on-line operations relating to our sports teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See “MSG Sports — The Role of the Leagues in Our Operations.”
Other Regulation
The FCC has recommended that Congress prohibit the availability of violent programming, including cable programming, during the hours when children are likely to be watching. It also imposes rules regarding political broadcasts.

Competition
Competition in Our Sports Business
Our sports business operates in a market in which numerous sports and entertainment opportunities are available. In addition to the NBA, NHL and WNBA teams that we own and operate, the New York market is home to two Major League Baseball teams (the New York Yankees and the New York Mets), two National Football League teams (the New York Giants and the New York Jets), two additional NHL teams (the New York Islanders and the New Jersey Devils), a second NBA team (the New Jersey Nets) and a Major League Soccer franchise (the New York Red Bulls). In addition, there are a number of other amateur and professional teams that compete in other sports, including at the collegiate and minor league levels. New York is also home to the U.S. Open tennis event each summer, as well as many other non-sports related entertainment options.
As a result of the large number of options available, we face strong competition for the general New York sports fan. We must compete with these other sporting events in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games and the prices we charge for our tickets. In addition, for fans who prefer the unique experience of NHL hockey, we must compete with two other hockey teams located in the New York area as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete, in varying respects and degrees, with another NBA team located in the New York area as well as other NBA teams and the NBA itself.
Competition in Our Entertainment Business
Our entertainment business competes, in certain respects and to varying degrees, with other live performances, sporting events, movies, home entertainment (including television, home video and gaming devices) and the large number of other entertainment options available to members of the public. Some of our businesses, such as our live productions and our sporting events, represent alternative uses for the public’s entertainment dollar. The primary geographic area, in which we operate, New York City, is among the most competitive entertainment markets in the world, with the world’s largest live theater industry, eleven major professional sports teams, numerous museums, galleries and other attractions, and hundreds of movie screens available to the public. We compete with these other entertainment options on the basis of the quality of our productions, as well as on the price of our tickets and the quality and location of our venues.
We compete for bookings with a large number of other venues in the cities in which our venues are located and in alternative locations. Generally, we compete for bookings on the basis of the size, quality, expense and nature of the venue required for the booking.
In addition to competition for ticket sales and bookings, we also compete to varying degrees with other live productions for advertising and sponsorship dollars.
Competition in Our Media Business
Distribution of Programming Networks
The business of distributing programming networks to cable television systems and satellite, telephone and other multichannel video programming distributors (“Distributors”) is highly competitive. Our programming networks face competition from other programming networks for the right to be carried by a particular Distributor, and for the right to be carried on the service tier that will attract the most subscribers. Once our programming network is selected by a Distributor for carriage, that network competes for viewers not only with the other channels available through the Distributor, but also with television, pay-per-view channels and video-on-demand channels, as well as online services, mobile services, radio, print media, motion picture theaters, DVDs, and other sources of information, sporting events and entertainment. Important to our success in each area of competition MSG Media faces are the price we charge for our programming networks; the quantity, quality and variety of programming offered on our networks; and the effectiveness of our networks’ marketing efforts.

Our ability to successfully compete with other programming networks for distribution may be hampered because the Distributors through which distribution is sought may be affiliated with other programming networks. In addition, because such affiliated Distributors may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on affiliated Distributors may lead to increased subscriber and advertising revenue for such networks because of their increased penetration compared to our programming networks. Even if such affiliated Distributors carry our programming networks, there is no assurance that such Distributors would not place their affiliated programming network on a more desirable tier, thereby giving the affiliated programming network a competitive advantage over our own.
New or existing programming networks that are owned by or are affiliates of broadcasting networks like NBC, ABC, CBS or FOX may also have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreements giving the cable system or other Distributor the right to carry a station affiliated with the network.
Sources of Programming
We also compete with other programming networks to secure desired programming, including sports-related and music-related programming, although some of our programming is generated internally through our ownership of sports teams and our efforts in original programming. Competition for programming will increase as the number of programming networks increases. Other programming networks that are affiliated with or otherwise have larger relationships with programming sources such as movie or television studios, film libraries, record labels or sports teams may have a competitive advantage over us in this area.
Competition for Entertainment Programming Sources
With respect to the acquisition of music-related and entertainment programming, such as concerts, festivals, syndicated programs and movies, which are not produced by or specifically for programming networks, our competitors include national commercial broadcast television networks, local commercial broadcast television stations, the Public Broadcasting Service and local public television stations, pay-per-view programs, and other cable programming networks. Internet-based video content distributors may also emerge as competitors for the acquisition of content or the rights to distribute content.
Competition for Sports Programming Sources
Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our sports networks. We own the programming rights to the Knicks, the Rangers and the Liberty. We also have in place long-term rights agreements covering the New York Islanders, New Jersey Devils and Buffalo Sabres. The rights with respect to these professional teams may be limited in certain circumstances. See “MSG Sports — The Role of the Leagues in Our Operations.” Our programming networks compete for telecast rights for other teams or events principally with national or regional cable networks that specialize in or carry sports programming; television “superstations” which distribute sports and other programming by satellite; local and national commercial broadcast television networks; and independent syndicators that acquire and resell such rights nationally, regionally and locally. Some of our competitors may own or control, or are owned or controlled by, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their systems. Our programming networks may also compete with Internet-based distributors of sports programming.
The increasing amount of sports programming available on a national basis, including pursuant to national rights arrangements (e.g., NBA on ABC, ESPN, and TNT and NHL on NBC and Versus), as part of league-controlled sports networks (e.g., NBA TV and NHL Network), and in out-of-market packages (e.g., NBA League Pass and NHL Center Ice), may have an adverse impact on our competitive position as our programming networks compete for distribution and for viewers.
Two professional sports teams located in New York have organized their own cable television networks featuring the games of their teams, which adversely affects the competitive position of MSG Networks by denying or limiting our access to those games for our own networks and subjecting our networks to competition from these team-owned networks. On the other hand, the competitive position of our programming networks is substantially enhanced by our ownership of the New York Knicks and the New York Rangers.

Competition for Advertising Revenue
The financial success of our programming businesses also depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, the strength of the advertising market, the quality and appeal of the competing programming and the availability of other entertainment activities.
Employees
As of December 31, 2009 we had 1,327 full-time union and non-union employees and 8,226 part-time union and non-union employees. Approximately 64% of our employees are represented by unions. Labor relations in general and in the sports and theater industry in particular can be volatile, and though our current relationships with our unions are positive, we have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
The NHL players and the NBA players are covered by collective bargaining agreements between the NHL Players’ Association and the NHL and between the National Basketball Players Association and the NBA, respectively. Both the NHL and the NBA have experienced labor difficulties in the past and may have labor issues in the future.
Item 1A. Risk Factors
Risks Relating to Our Sports Business
Our Sports Business Faces Intense and Wide-Ranging Competition.
The success of a sports business, like ours, is dependent upon the performance and/or popularity of its franchises. Our New York Knicks and New York Rangers franchises compete, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, the Internet, radio, online services, and other alternative sources. For example, our sports teams compete for attendance, viewership and advertising with a wide range of alternatives available in New York City. During some or all of the basketball and hockey seasons, our sports teams face competition, in varying respects and degrees, from professional baseball (including the New York Yankees and the New York Mets), professional football (including the New York Giants and the New York Jets) and each other. For fans who prefer the unique experience of NHL hockey, we must compete with two other hockey teams located in the New York metropolitan area (the New York Islanders and the New Jersey Devils) as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete, in varying respects and degrees, with another NBA team located in the New York metropolitan area (the New Jersey Nets) as well as other NBA teams and the NBA itself.
As a result of the large number of options available, we face strong competition for the New York sports fan. We must compete with these other sporting events, in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games and the prices we charge for tickets. Given the nature of sports, we cannot assure you that we will be able to compete effectively, including with companies that may have greater resources than we have, and as a consequence our operating margins and market position could be reduced and the growth of our business inhibited.

Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, Affect Our Financial Performance.
Creating and maintaining our sports teams’ popularity and/or on-court and on-ice competitiveness is key to the success of our sports business. Accordingly, efforts to improve our revenues and income from period to period may be secondary to actions that management believes will generate long-term value. As with other sports teams, the competitive positions of our sports teams depends primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. Our efforts in this regard may include, among other things, trading for highly compensated players, signing draft picks, free agents or current players to new contracts, engaging in salary arbitration with existing players or terminating or waiving players. Any of these actions could increase expenses for a particular period, subject to salary cap restrictions contained in the respective leagues’ collective bargaining agreements. There can be no assurance that any actions taken by management to increase our long-term value will be successful.
A significant factor in our ability to attract and retain talented players is player compensation. NBA and NHL player salaries have generally increased significantly through the 1990s and 2000s, and may continue to increase. Although the collective bargaining agreements between, respectively, the NBA and the National Basketball Players Association and the NHL and the NHL Players’ Association cap player salaries at a prescribed percentage of league-wide revenues, such provisions do not apply on a team-by-team basis and, accordingly, we may pay our players different aggregate salaries and a different proportion of our revenues than other NBA or NHL franchises. Future collective bargaining agreements may increase the percentage of league-wide revenues to which NBA or NHL players are entitled, which may further increase our costs. In addition, we may also be obligated to pay the NBA a luxury tax each year, the calculation of which is determined by a formula that takes into account the aggregate salaries paid to our NBA players. Significant increases in players’ salaries or NBA luxury tax payments could have a material adverse effect on our financial condition, results of operations and cash flows if the increases are not offset by adequate increases in revenue.
We have incurred significant charges in each of the last three years for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for waivers and terminations of players and other team personnel, including team executives. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. These expenses add to the volatility of the results of our MSG Sports segment.
The Actions of the Basketball and Hockey Leagues may Have a Material Effect on Our Businesses.
The governing bodies of the NBA (including the WNBA) and the NHL have certain rights under certain circumstances to take actions that they deem to be in the best interests of their respective sports, which may not necessarily be consistent with maximizing our results of operations and which could affect the Knicks or the Rangers in ways that are different than the impact on other teams. Certain of these decisions by the NBA or the NHL could have a material adverse effect on our business, results of operations, financial condition and cash flows. From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert. The following discussion highlights certain areas in which decisions of the NBA and the NHL could materially affect our businesses.
The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the national and international rights to telecast the games of league members, including the Knicks and the Rangers, licensing of the rights to produce and sell merchandise bearing the logos of our teams and the leagues, and the online activities of our teams. Changes to national and international telecast rights could impact the availability of games covered by our local telecast rights. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. We receive a share equal to that of other teams in the respective leagues of the income the NBA and the NHL generate from these contracts, which expire from time to time. There can be no assurance that the NBA or the NHL will be able to renew these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future.
The leagues have asserted control over certain other important decisions, under certain circumstances, such as the length and format of the playing season, including preseason and playoff schedules, the operating territories of the member teams, admission of new members, franchise relocations, labor relations with the players associations, collective bargaining, free agency, and luxury taxes and revenue sharing. Decisions on these matters, some or all of which are also subject to the terms of the relevant collective bargaining agreement, may materially affect our business. In addition, the NBA imposes a luxury tax and escrow system with respect to player salaries as well as a revenue assistance plan, and the NHL has also imposed a revenue sharing system.

The NBA and the NHL have imposed certain restrictions on the ability of owners to undertake some types of transactions in respect of teams, including a change in ownership, a relocation of a team and certain types of financing transactions. In certain instances, these restrictions could impair our ability to proceed with a transaction that is in the best interests of the Company and its stockholders if we were unable to obtain required league approvals in a timely manner or at all.
The leagues impose certain rules that define, under certain circumstances, the territories in which we operate, including the markets in which we telecast games. Changes to these rules could materially adversely affect us.
Each league’s governing body has imposed a number of rules, regulations, guidelines, bulletins, directives, policies and agreements upon its teams. Changes to these provisions may apply to our sports teams and their personnel, regardless of whether we agree or disagree with such changes, have voted against such changes or have challenged them through other means, and it is possible that any such changes could materially adversely affect our business to the extent they are ultimately determined to bind our teams. See Item 3. “Legal Proceedings” for a discussion of recent litigation between us and the NHL.
The commissioners of each of the NBA and NHL assert significant authority to take certain actions on behalf of their respective leagues under certain circumstances. Decisions by the commissioners of the NBA and the NHL, including on the matters described above, may adversely affect our businesses. The leagues’ governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself.
Injuries to Players on Our Sports Teams Could Hinder Our Success.
To the degree that our financial results are dependent on our sports teams’ popularity and/or on-court and on-ice success, the likelihood of achieving such popularity or competitive success may, given the nature of sports, be substantially impacted by serious or untimely injuries to key players. Nearly all of our Knicks and Rangers players, including those with multi-year contracts, have partially or fully guaranteed contracts, meaning that (subject to the terms of the applicable player contract and collective bargaining agreement) each player may be entitled to receive his salary even if the player dies or is unable to play as a result of injury. These salaries represent significant financial commitments for our sports teams. We are generally insured against having to pay salaries in the event of a player’s death and have obtained disability insurance policies for substantially all of our material player contracts. In the event of injuries sustained resulting in lost services (as defined in the policies), the policies provide for payment to us of the majority of the player’s salary for the remaining term of the contract or until the player can resume play, in each case following a deductible number of missed games. The cost of such insurance has risen substantially, however, and it may not be available in certain circumstances or on terms that are commercially feasible. We may choose not to obtain (or may not be able to obtain) such insurance in some cases, and we may change coverage levels (or be unable to change coverage levels) in the future.
If an injured player is not insured, we may be obligated to pay all of the injured player’s salary. In addition, player disability insurance policies do not cover any NBA luxury tax that we may be required to pay as a result of league rules and regulations and may exclude from coverage certain pre-existing medical conditions. For purposes of determining any NBA luxury tax, salary payable to an injured player is included in team salary, unless and until that player’s salary is removed from the team salary for purposes of calculating NBA luxury tax pursuant to the terms of the collective bargaining agreement. Replacement of an injured player may result in an increase in salary expense for us, subject to any applicable salary cap.

Risks Relating to Our Entertainment Business
Our Entertainment Business Faces Intense and Wide-Ranging Competition.
Our entertainment business competes, in certain respects and to varying degrees, with other leisure-time activities such as television, the Internet, radio, online services, motion picture theaters, Broadway shows, home video and other alternative sources of entertainment and information for total entertainment dollars in our marketplace. The success of our entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular, and, to a lesser extent, the availability of, and our venues’ ability to attract concerts, family shows and other events, competition for which is intense. For example, our Madison Square Garden complex (comprising The Garden and a theater within the complex currently known as The Theater at Madison Square Garden), Radio City Music Hall and the Beacon Theatre all compete with other entertainment venues in New York and elsewhere, such as the Nassau Coliseum, the Meadowlands Sports Complex, the IZOD Center and the Prudential Center. The Chicago Theatre and the Wang Theatre face similar competition from other venues in Chicago, Boston and elsewhere.
Further, in order to maintain the competitive positions of The Garden and our theaters, we must invest on a continuous basis in state-of-the-art technology while maintaining a competitive pricing structure for events that may be held in our venues, many of which have alternative venue options available to them in New York and other cities. In addition, we invest a substantial amount in our Radio City Christmas Spectacular and in new productions, to continue to attract our audiences. We cannot assure you that such investments will generate revenues that are sufficient to justify our investment or even that exceed our expenses.
The Success of Our Entertainment Business Depends on the Continued Popularity of Our Live Productions, Particularly the Radio City Christmas Spectacular.
The financial results of our entertainment business are dependent on the popularity of our live productions with audiences in New York and, with respect to our touring productions, other cities throughout North America. In particular, our entertainment business depends on the continuing popularity of the Radio City Christmas Spectacular, which has historically made up a significant portion of the revenues of our entertainment business.
Should the popularity of the Radio City Christmas Spectacular decline, our revenues from ticket sales, concession and merchandise sales would likely also decline, and we might not be able to replace that lost revenue with revenues from other sources. In addition, we have made a significant investment in the arena touring production of the Radio City Christmas Spectacular, and a decline in the popularity of the Radio City Christmas Spectacular franchise might mean that we are less able to recoup that investment.
Our Strategy for Our Entertainment Business Includes the Development of New Live Productions and the Possible Addition of New Venues, Each of Which Could Require Making Considerable Investments for Which There Can be No Guarantee of Success.
As part of our business strategy, we intend to develop new productions and live entertainment events, which may include expansions of our existing productions or relationships or the creation of entirely new live productions. Expansion of productions or the development of new productions could require significant upfront investment in sets, staging, creative processes, casting and advertising. To the extent that any efforts at expanding productions or creating new productions do not result in a viable live show, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may lose all or a portion of such investments.
Our strategy also involves the possible addition of venues, including in additional major markets beyond New York, Chicago and Boston. Any such additions may involve acquiring control of existing venues or constructing new venues and could require significant investment. In pursuing such an expansion strategy, we will face risks, potentially including risks associated with the construction of new facilities, such as cost overruns and construction delays, risks associated with financing, such as the potential lack of availability of adequate financing to commence or complete an acquisition or development, risks associated with operating in new markets and the risk that we may lose all or a part of our investment in any additional venues.

Risks Relating to Our Media Business
Our Media Business Faces Intense and Wide-Ranging Competition.
Our media business competes, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video on demand, and other content offered on cable television and other programming distribution systems. We also compete for viewers and advertisers with other television networks, radio, motion picture theaters, home video, the Internet, mobile media and other sources of information and entertainment and advertising services. Important competitive factors are the prices charged for programming, the quantity, quality (in particular, the on-court and on-ice performance of our sports teams as well as other teams whose rights we control) and the variety of the programming offered and the effectiveness of marketing efforts.
The competitive environment in which our media business operates may be affected by technological developments. It is difficult to predict the future effect of technology on many of the factors affecting our competitive position. For example, data compression technology has made it possible for most programming distributors to increase their channel capacity, which may reduce the competition among programming networks and broadcasters for channel space. On the other hand, the addition of channel space could also increase competition for desired entertainment and sports programming and ultimately, for viewing by subscribers. As more channel space becomes available, the position of our programming networks in the most favorable tiers of these distributors would be an important goal. Additionally, video content delivered directly to viewers over the Internet competes with our programming networks for viewership.
With respect to advertising services, factors affecting the degree and extent of competition include prices, reach, audience demographics and similar factors.
Some of our competitors are large companies that have greater financial resources than us.
The Success of Our Media Business Also Depends on Affiliation Fees, and on the Existence of Agreements with a Limited Number of Distributors for Our Programming.
Our media business derives much of its revenues from affiliation fees paid by cable television operators (including cable television systems owned by Cablevision), satellite operators and other operators (which we collectively refer to as “Distributors”) that provide video service and sales of advertising. Increases in affiliation fee revenues result from a combination of changes in rates and changes in subscriber counts, factors that may be largely out of our control.
Our success is also dependent upon the existence of agreements between our programming networks and Distributors. Existing affiliation agreements of our programming networks expire at various dates. Although we have historically been able to secure distribution of our programming networks, we cannot assure you that we will be able to renew these affiliation agreements, or to obtain terms similar to our existing agreements in the event of a renewal. The loss of any of our significant Distributors could severely impact our business and results of operations. In addition, in some cases, if a Distributor is acquired, the affiliation agreement of the acquiring Distributor will govern following the acquisition. In those circumstances, the acquisition of a Distributor that is a party to one or more affiliation agreements with us on terms that are more favorable to us could materially adversely impact our business and results of operations.

We Derive Substantial Revenues From the Sale of Advertising Time and Those Revenues are Subject to a Number of Factors, Many of Which are Beyond Our Control.
Our media business is dependent on advertising revenues, which, in turn, depend on a number of factors, many of which are beyond our control, such as the health of the economy in the markets our businesses serve and in the nation as a whole, general economic trends in the advertising industry, the popularity of our programming, the activities of our competitors, including increased competition from other forms of advertising-based media (such as newspapers, cable television, Internet and radio), consumer budgeting and buying patterns, and team performance. A continuing decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities, which could cause our revenues and operating results to decline significantly in any given period. In addition, we cannot assure you that our programming will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our advertising revenues to decline as a result of changes to the ratings for our programming.
Our Rights Agreements with Various Professional Sports Teams that We Do Not Own Have Varying Durations and Renewal Terms and We may be Unable to Renew Those Agreements on Acceptable Terms.
In addition to carrying the games of the Knicks, Rangers and Liberty, our media business has rights agreements with other professional sports teams that we do not control. We may seek renewal of these contracts and, if we do so, we may be outbid by a competing network for these contracts or the renewal costs could substantially exceed our costs under the current contracts. One or more of these teams may seek to establish their own programming network or join a competitor’s network and, in certain circumstances, we may not have an opportunity to bid for the rights. Moreover, the value of these contracts may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season. The value of these rights can also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to carry games. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could adversely affect our affiliation fee and advertising revenues. In addition, our distribution agreements typically include certain remedies in the event our MSG Networks fail to meet a minimum number of professional events, and, accordingly, any loss of rights could adversely affect our business.
Each league’s governing body has imposed a number of rules, regulations, guidelines, bulletins, directives, policies and agreements upon its teams, including the teams we carry on our MSG Networks. Changes to these provisions could materially adversely affect our business.
Our Programming Business is Subject to Direct and Indirect Government Regulation, in Part as a Result of Federal Law and Federal Communications Commission (“FCC”) Regulations Applicable Because of Cablevision’s and Our Common Directors, Officers, and Shareholders.
For FCC purposes, the common directors and five percent or greater shareholders of Cablevision and Madison Square Garden are deemed to hold attributable interests in each of the companies. As a result, certain regulations applicable to a programming network affiliated with a cable television operator apply to Madison Square Garden. This affiliation may also limit the activities or strategic business alternatives available to Madison Square Garden, including the ability to own or operate media properties we do not presently own or operate. Other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly. See Item 1. “Business —Regulation — Regulation of Our Media Business.” Legislative enactments, court actions, and federal regulatory proceedings could materially affect our programming business by modifying the rates, terms, and conditions under which we offer our programming services to distributors and the public, or otherwise materially affect the range of our activities or strategic business alternatives. We cannot predict the likelihood or results of any such legislative, judicial, or regulatory actions.
General Risks
Our Business has been Adversely Impacted and may, in the Future, be Materially Adversely Impacted by the Economic Downturn.
Our businesses depend upon the ability and willingness of consumers and businesses to purchase tickets (including season tickets) or to license suites at our facilities and to spend on concessions and merchandise, and upon advertising revenues. As a result, the current economic downturn and its negative effects on consumers’ discretionary spending has adversely affected our revenues. The New York City metropolitan area has been particularly adversely affected by the impact of the economic downturn.

Our Business Could be Adversely Affected by Terrorist Activity or the Threat of Terrorist Activity and Other Developments that Discourage Congregation at Prominent Places of Public Assembly.
The venues we operate, like all prominent places of public assembly, could be the target of terrorist activities. The success of our businesses is dependent upon the willingness of patrons to attend events at our venues. Terrorist activity at other locations, or even the threat of terrorist activity, could result in reduced attendance at our venues. Similarly, a major epidemic or pandemic, or the threat of such an event, could adversely affect attendance at our events.
Our Businesses are Substantially Dependent on the Continued Popularity and/or Competitive Success of the New York Knicks and the New York Rangers, Which Cannot be Assured.
Our financial results have historically been dependent on, and are expected to continue to depend in large part on, the New York Knicks and the New York Rangers remaining popular with our fan bases and, in varying degrees, on the teams’ achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, concession and merchandise sales during the regular season, greater shares of total viewership and increased advertising sales. Furthermore, success in the regular season may qualify a team for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by our teams and, more importantly, by generating increased excitement and interest in our teams, which can improve attendance and viewership in subsequent seasons. There can be no assurance that any sports teams, including the New York Knicks and the New York Rangers, will compete in post-season play in 2010 or thereafter.
We are Planning an Extensive Renovation of The Garden, the Cost, Timing and Revenue Impact of Which are Uncertain.
We previously announced our intent to pursue a major renovation of The Garden. We continue to review all aspects of this complex project with our consultants in order to improve the renovation plans, mitigate project risks and identify efficiencies in all aspects of costs, planning and project-phasing. We also continue to develop our cost and capital investment estimates to ensure that the planned renovation meets our overall expectations and objectives.
While the pre-construction planning and cost estimates of this renovation are not yet final, we currently expect that the project’s cost will be between $775 million and $850 million. Total arena renovation expenditures incurred through December 31, 2009 were approximately $60 million of which approximately $35 million was in 2009. We expect that the estimated costs associated with the project will be met from cash on hand, receipt of repayments of advances made to a subsidiary of Cablevision and cash flow from our operations. We have recently entered into a senior secured revolving credit facility with a syndicate of lenders. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements.”) To the extent that management determines that financing for this renovation is required or desirable, we would expect to draw on this facility.
In order to most efficiently and effectively complete the renovation, it will be a year-round project. Our goal is to minimize disruption to current operations and, to achieve this, The Garden will remain open for the New York Knicks’ and New York Rangers’ seasons in the years when the renovation takes place, while we sequence the construction to ensure that we maximize our construction efforts when we close the arena during summer months. Our current expectation is that the renovated lower bowl of The Garden will be open for the 2011-12 seasons, and that the renovated upper bowl will be open for the 2012-13 seasons.
Although the Company continues to pursue the arena renovation plan, there can be no assurance that a renovation will occur or what the ultimate cost, scope or timing of any renovation activity may be.

We Do Not Own all of Our Venues and Our Failure to Renew Our Leases or Booking Agreement on Economically Attractive Terms Could Have an Adverse Effect on Our Business.
The lease on Radio City Music Hall expires in 2023. We have the option to renew the lease for an additional ten years by providing two years’ notice prior to the initial expiration date. Similarly, we lease the Beacon Theatre pursuant to a lease that expires in 2026. We have also entered into a booking agreement in respect of the Wang Theatre in Boston. Our booking agreement expires in 2019 and we have the option to renew the agreement at that time for an additional ten years. If we are unable to renew these leases or the booking agreement on economically attractive terms, our business could be adversely affected.
Our Properties are Subject to, and Benefit from, Certain Easements, the Availability of Which may Not Continue on Terms Favorable to Us or at All.
Our properties are subject to, and benefit from, certain easements. For example, the “breezeway” into the Madison Square Garden complex from Seventh Avenue in New York City is a significant easement that we share with other property owners. Our ability to continue to utilize this and other easements, including for advertising purposes, requires us to comply with a number of conditions. Moreover, certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions. It is possible that we will be unable to continue to access or maintain any easements on terms favorable to us, or at all, which could have a significant negative impact on our revenues and results of operations.
We may Require Third-Party Financing to Fund Our Ongoing Operations and Capital Expenditures, Including Our Planned Renovation of The Garden, the Availability of Which is Highly Uncertain.
The capital and credit markets have been experiencing extreme volatility and disruption. The markets have exerted extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and have severely restricted credit availability for most issuers.
Our business has been characterized by significant expenditures for properties and businesses, for renovations and for productions. In particular, our planned renovation of The Garden will require significant cash resources. In the future we may also engage in similar transactions and such transactions may be dependent on our ability to obtain third-party financing. We may also seek third-party financing to fund our ongoing operations.
Although we have entered into a credit facility (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Financing Agreements”), our ability to draw on any such facility will depend on our ability to meet certain financial tests and other conditions. In addition, you should not assume that we will be able to refinance any such facility in the future or raise any required additional capital or do so on favorable terms. We may not be able to raise additional capital on favorable terms, or at all, if unsettled conditions in financial markets continue to exist. In addition, as described above, the leagues in which our sports teams compete may have, under certain circumstances, approval rights over certain financing transactions, and in connection with those rights, could affect our ability to use third-party financing. If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs. Our choice of which spending programs to cancel or reduce may be limited, although we do not currently anticipate that unavailability of third-party financing in any circumstances would materially affect our spending on player salaries in any respect. Failure to successfully pursue our capital expenditure and other spending plans could materially and adversely affect our ability to compete effectively.
We have Substantial Credit Exposure to a Subsidiary of Cablevision.
Prior to the Distribution, Cablevision actively managed the available cash of its subsidiaries to minimize the overall need for short term borrowings. As a result, subsidiaries of Cablevision with excess cash from time to time advanced some or all of those funds to Cablevision or to other subsidiaries of Cablevision which had funding needs. As of December 31, 2009, we have intercompany advances outstanding with a total balance of $190 million to a subsidiary of Cablevision. These advances are unsecured and have not been guaranteed by any person. On January 28, 2010, the intercompany advances were replaced with a promissory note having a principal amount of $190 million. The note accrues interest at a rate of 3.25% per annum. The note is non-amortizing and has a maturity date of June 30, 2010 with prepayment without penalty at Cablevision’s option. Until the note is repaid to us we are exposed to the credit risk of a subsidiary of Cablevision for a substantial portion of our liquid assets.

Our Business is Subject to Seasonal Fluctuations.
The revenues of our MSG Sports and MSG Entertainment segments tend to be cyclical. For example, because 41% of our MSG Entertainment segment’s revenues and 11% of our combined revenues in 2009, net of intersegment eliminations, were derived from our Radio City Christmas Spectacular, including its touring shows, the revenues of our MSG Entertainment segment are highest in the fourth quarter when these performances primarily occur. As a result, MSG Entertainment earns a disproportionate amount of its revenue and operating income in the fourth quarter of each year. Similarly, because of the nature of the NBA and NHL playing seasons, revenues from our sports teams are concentrated in the first and last quarters of each year. Revenues from our business on a consolidated basis tend to be at their lowest in the second and third quarters.
Our Sales of Beverages Entails Certain Legal, Regulatory and Reputational Risks.
We hold liquor licenses at each of our venues and are subject to licensing requirements with respect to the sale of alcoholic beverages in the jurisdictions in which we serve those beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at the applicable venue and could have a material adverse effect on our results of operations. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both.
In the jurisdictions in which our venues are located, we are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law. Our liability insurance coverage may not be adequate or available to cover any potential liability. See Item 3. “Legal Proceedings.”
Our Business Benefits from a New York City Real Estate Tax Exemption, Which Could be Changed or Withdrawn.
Many arenas, ballparks and stadia nationally and in New York City have received significant public support, including tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York and legislation enacted by the State of New York in 1982. This tax exemption results in annual expense savings of approximately $12.4 million. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State. There can be no assurance that the tax exemption will not be amended in a manner adverse to us or repealed in its entirety, either of which would be financially adverse to us.
Organized Labor Matters Could Adversely Impact Our Business and Our Results of Operations.
Our business is dependent upon the efforts of unionized workers. Any labor disputes, such as strikes or lockouts, with the unions with which we deal could materially adversely affect our businesses, including our ability to produce or present concerts, theatrical productions, sporting events and live telecasts.
The NHL players and the NBA players are covered by collective bargaining agreements between the NHL Players’ Association and the NHL and between the National Basketball Players Association and the NBA, respectively. Both the NHL and the NBA have experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or management lockouts. In 1992, the NHL Players’ Association conducted a 10-day strike. A lockout during the 1994-95 NHL season resulted in the regular season being shortened from 84 to 48 games. A lockout beginning in September 2004 resulted in the cancellation of the entire 2004-05 NHL season. The current NHL collective bargaining agreement was last negotiated in 2005 and expires in 2011, with the players association having a one-year extension option. The NBA has also experienced labor difficulties, including a lockout during the 1998-99 season, which resulted in the regular season being shortened from 82 to 50 games. The current NBA collective bargaining agreement was last negotiated in 2005 and expires in 2011.

The Distribution Could Result in Significant Tax Liability.
Prior to the Distribution, Cablevision received a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that, among other things, the Distribution, and certain related transactions, would qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”).
Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request were untrue or incomplete in any material respect, Cablevision would not be able to rely on the ruling. Furthermore, the IRS will not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under the Code. Rather, the ruling was based upon representations by Cablevision that these conditions were satisfied, and any inaccuracy in such representations could invalidate the ruling.
If the Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, Cablevision would be subject to tax as if it had sold the common stock of our Company in a taxable sale for its fair market value. Cablevision’s shareholders would be subject to tax as if they had received a distribution equal to the fair market value of our common stock that was distributed to them, which generally would be treated first as a taxable dividend to the extent of Cablevision’s earnings and profits, then as a non-taxable return of capital to the extent of each shareholder’s tax basis in his or her Cablevision stock and thereafter as capital gain with respect to the remaining value. It is expected that the amount of any such taxes to Cablevision’s shareholders and Cablevision would be substantial. See “ — We may have a Significant Indemnity Obligation to Cablevision if the Distribution is Treated as a Taxable Transaction.”
We may have a Significant Indemnity Obligation to Cablevision if the Distribution is Treated as a Taxable Transaction.
We have entered into a Tax Disaffiliation Agreement with Cablevision, which sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify Cablevision for losses and taxes of Cablevision resulting from the breach of certain covenants and for certain taxable gain recognized by Cablevision, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify Cablevision under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.
The Tax Rules Applicable to the Distribution may Restrict Us from Engaging in Certain Corporate Transactions or From Raising Equity Capital Beyond Certain Thresholds for a Period of Time After the Distribution.
To preserve the tax-free treatment of the Distribution to Cablevision and its shareholders, under the Tax Disaffiliation Agreement with Cablevision, for the two-year period following the Distribution, we are subject to restrictions with respect to:
•	entering into any transaction pursuant to which 50% or more of our shares or assets would be acquired, whether by merger or otherwise, unless certain tests are met;
•	issuing equity securities, if any such issuances would, in the aggregate, constitute 50% or more of the voting power or value of our capital stock;
•	certain repurchases of our common shares;
•	ceasing to actively conduct our business;

•	amendments to our organizational documents (i) affecting the relative voting rights of our stock or (ii) converting one class of our stock to another;
•	liquidating or partially liquidating; and
•	taking any other action that prevents the Distribution and related transactions from being tax-free.
These restrictions may limit our ability during such period to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that might increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets.
We do not have a Significant Operating History as a Public Company.
In the past, we relied on Cablevision for various financial, operational and managerial resources in conducting our businesses. Following the Distribution, we now maintain our own credit and banking relationships and perform our own financial and operational functions. We cannot assure you that we will be able to successfully put in place the financial, operational and managerial resources necessary to operate as a public company or that we will be able to be profitable doing so.
Our Historical Financial Results as a Business Segment of Cablevision may Not be Representative of Our Results as a Separate, Stand-Alone Company.
The historical financial information we have included in this Annual Report on Form 10-K has been derived from the consolidated financial statements and accounting records of Cablevision and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone company during the periods presented. Although Cablevision did account for our company as a business segment, we were not operated as a separate, stand-alone company for the historical periods presented. The historical costs and expenses reflected in our combined financial statements include an allocation for certain corporate functions historically provided by Cablevision, including general corporate expenses and employee benefits and incentives. These allocations were based on what we and Cablevision considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future.
Our Ability to Operate Our Business Effectively may Suffer If We do Not, Quickly and Effectively, Establish Our Own Financial, Administrative and Other Support Functions in Order to Operate as a Stand-Alone Company, and We cannot Assure You that the Transition Services Cablevision has Agreed to Provide Us will be Sufficient for Our Needs.
Historically, we have relied on financial, administrative and other resources of Cablevision to support the operation of our business. In conjunction with our separation from Cablevision, we will need to expand our financial, administrative and other support systems or contract with third parties to replace certain of Cablevision’s systems. Any failure or significant downtime in our own financial or administrative systems or in Cablevision’s financial or administrative systems during the transition period could impact our results and/or prevent us from performing other administrative services and financial reporting on a timely basis and could materially harm our business, financial condition and results of operations.
We may Incur Material Costs and Expenses as a Result of Our Separation from Cablevision.
We may incur costs and expenses greater than those we currently incur as a result of our separation from Cablevision. These increased costs and expenses may arise from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, legal and human resources related functions. Although Cablevision will continue to provide certain of these services to us under a services agreement, such services are for a limited period of time. We cannot assure you that these costs will not be material to our business.

In Connection with the Distribution, We will Rely on Cablevision’s Performance Under Various Agreements.
In connection with the Distribution, we entered into various agreements with Cablevision, including a Distribution Agreement, a Tax Disaffiliation Agreement, a Transition Services Agreement, an Employee Matters Agreement and certain other related party agreements and arrangements. These agreements govern our relationship with Cablevision subsequent to the Distribution and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Distribution. These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships. The Distribution Agreement includes an agreement that we and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses that were transferred to us by Cablevision. We are also party to other arrangements with Cablevision, such as affiliation agreements covering the MSG Networks and Fuse. We and Cablevision will rely on the other to perform its obligations under these agreements. If Cablevision were to breach or to be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, we could suffer operational difficulties or significant losses.
If We are Unable to Satisfy the Requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Our Internal Control Over Financial Reporting is not Effective, the Reliability of Our Financial Statements may be Questioned and Our Stock Price may Suffer.
Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we will be required in 2010 to document and test our internal control procedures, and our management will be required to assess and issue a report concerning our internal control over financial reporting. In addition, our independent auditors will be required to issue an opinion on the effective operation of the Company’s internal control over financial reporting as of December 31, 2010. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management or our independent auditors cannot favorably assess the effectiveness of our internal control over financial reporting, investor confidence in our financial results may weaken, and our stock price may suffer.
We are Controlled by the Dolan Family.
We have two classes of common stock:
•	Class B Common Stock, which is generally entitled to ten votes per share and is entitled collectively to elect 75% of our Board of Directors, and
•	Class A Common Stock, which is entitled to one vote per share and is entitled collectively to elect the remaining 25% of our Board of Directors.
As of the Distribution date, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively owned all of our Class B Common Stock, less than 3% of our outstanding Class A Common Stock and approximately 70% of the total voting power of all our outstanding common stock. Of this amount, Cablevision’s Chairman, Charles F. Dolan, beneficially owned approximately 46% of our outstanding Class B Common Stock, less than 1% of our outstanding Class A Common Stock and approximately 32% of the total voting power of all our outstanding common stock. The members of the Dolan family holding Class B Common Stock have executed a voting agreement that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. The Dolan family is able to prevent a change in control of our company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan family.

Charles F. Dolan, members of his family and certain related family entities, by virtue of their stock ownership, have the power to elect all of our directors subject to election by holders of Class B Common Stock and are able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
In addition, the affirmative vote or consent of the holders of at least 66 2/3% of the outstanding shares of the Class B Common Stock, voting separately as a class, is required to approve:
•	the authorization or issuance of any additional shares of Class B Common Stock, and
•	any amendment, alteration or repeal of any of the provisions of our certificate of incorporation that adversely affects the powers, preferences or rights of the Class B Common Stock.
As a result, Charles F. Dolan, members of his family and certain related family entities also collectively have the power to prevent such issuance or amendment.
The members of the Dolan family group have entered into an agreement with the Company in which they agree that during the 12-month period beginning on the Distribution date, the Dolan family group must obtain the prior approval of a majority of the Company’s Independent Directors prior to acquiring common stock of the Company through a tender offer that results in members of the Dolan family group owning more than 50% of the total number of outstanding shares of common stock of the Company. For purposes of this agreement, the term “Independent Directors” means the directors of the Company who have been determined by our Board of Directors to be independent directors for purposes of The NASDAQ Stock Market LLC corporate governance standards.
We Have Elected to be a “controlled company” for The NASDAQ Stock Market LLC Purposes Which Allows Us Not to Comply with all of the Corporate Governance Rules of The NASDAQ Stock Market LLC.
Charles F. Dolan, members of his family and certain related family entities have entered into a Stockholders Agreement relating, among other things, to the voting of their shares of our Class B Common Stock. As a result, we are a “controlled company” under the corporate governance rules of The NASDAQ Stock Market LLC. As a controlled company, we have the right to elect not to comply with the corporate governance rules of The NASDAQ Stock Market LLC requiring: (i) a majority of independent directors on our Board and (ii) an independent corporate governance and nominating committee. Our Board of Directors has elected for the Company to be treated as a “controlled company” under The NASDAQ Stock Market LLC corporate governance rules and to not comply with The NASDAQ Stock Market LLC requirement for a majority independent board of directors and for an independent corporate governance and nominating committee because of our status as a controlled company.
Future Stock Sales, Including as a Result of the Exercising of Registration Rights by Certain of our Shareholders, Could Adversely Affect the Trading Price of Our Class A Common Stock.
Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with Charles F. Dolan, certain Dolan family interests and the Dolan Family Foundations that provide them with “demand” and “piggyback” registration rights with respect to approximately 15 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.

Transfers and Ownership of Our Common Stock are Subject to Restrictions Under Rules of the NBA and the NHL and Our Certificate of Incorporation Provides Us With Remedies Against Holders Who Don’t Comply with Those Restrictions.
The Company is the owner of professional sports franchises in the NBA and the NHL. As a result, transfers and ownership of our Common Stock are subject to certain restrictions under the constituent documents of the NBA and the NHL as well as the Company’s consent agreements with the NBA and the NHL in connection with their approval of the Distribution. These restrictions are described under “Description of Capital Stock Class A Common Stock and Class B Common Stock Transfer Restrictions” in our registration statement on Form 10 filed with the Securities and Exchange Commission. In order to protect the Company and its NBA and NHL franchises from sanctions that might be imposed by the NBA or the NHL as a result of violations of these restrictions, our amended and restated certificate of incorporation provides that if a transfer of shares of our Common Stock to a person or the ownership of shares of our Common Stock by a person requires approval or other action by a league and such approval or other action was not obtained or taken as required, the Company shall have the right by written notice to the holder to require the holder to dispose of the shares of Common Stock which triggered the need for such approval. If a holder fails to comply with such a notice, in addition to any other remedies that may be available, the Company may redeem the shares at 85% of the fair market value of those shares.
We Share Certain Key Executives and Directors with Cablevision Which Means Those Executives Will Not Devote Their Full Time and Attention to Our Affairs and the Overlap may Give Rise to Conflicts.
Our Executive Chairman, James L. Dolan, also serves as the President and Chief Executive Officer of Cablevision and our President and Chief Executive Officer, Hank J. Ratner also serves as a Vice Chairman of Cablevision. This arrangement is similar to the historical situation whereby Messrs. Dolan and Ratner have served as senior officers of both companies. As a result, the two most senior officers of the Company do not devote their full time and attention to the Company’s affairs. In addition, eight members of our Board of Directors are also directors of Cablevision, and several of our directors serve as employees of Cablevision concurrently with their service on our Board of Directors. These officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we or Cablevision look at acquisitions and other corporate opportunities that may be suitable for both companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between Cablevision and us. In addition, certain of our directors and officers own Cablevision stock and options to purchase Cablevision stock, as well as cash performance awards with any payout based on Cablevision’s performance, including Messrs. Dolan and Ratner. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and Cablevision. See “Certain Relationships and Related Party Transactions — Certain Relationships and Potential Conflicts of Interest” in our registration statement on Form 10 filed with the Securities and Exchange Commission for a discussion of certain procedures we will institute to help ameliorate such potential conflicts that may arise.
Our Overlapping Directors and Executive Officers with Cablevision may Result in the Diversion of Corporate Opportunities and Other Conflicts to Cablevision and Provisions in Our Amended and Restated Certificate of Incorporation may Provide Us No Remedy in That Circumstance.
The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of Cablevision and its subsidiaries and that the Company may engage in material business transactions with such entities. The Company has renounced its rights to certain business opportunities and the Company’s amended and restated certificate of incorporation provides that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of Cablevision and its subsidiaries will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our certificate of incorporation) to Cablevision or any of its subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our amended and restated certificate of incorporation also expressly validate certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and Cablevision and/or any of its subsidiaries and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective shareholders. See “Description of Capital Stock — Certain Corporate Opportunities and Conflicts” in our registration statement on Form 10 filed with the Securities and Exchange Commission.

Item 2. Properties
We own the Madison Square Garden complex (with a maximum capacity of approximately 21,000 seats in The Garden), including The Theater at Madison Square Garden (approximately 5,600 seats) in New York City, comprising approximately 985,600 square feet; a training center in Greenburgh, New York with approximately 105,000 square feet of space, and The Chicago Theatre (approximately 3,600 seats) in Chicago comprising approximately 72,600 square feet.
Significant properties that are leased in New York City include approximately 346,000 square feet housing Madison Square Garden’s administrative and executive offices and certain studio space, approximately 577,000 square feet comprising Radio City Music Hall (approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (approximately 2,800 seats). We also lease approximately 13,000 square feet of warehouse space in Jersey City, New Jersey and storage space in various other locations.
For more information on our venues, see Item 1. “Business — Our Venues.”
Our Madison Square Garden complex is subject to and benefits from various easements, including the “breezeway” into Madison Square Garden from Seventh Avenue in New York City (which we share with other property owners). Our ability to continue to utilize this and other easements requires us to comply with certain conditions. Moreover, certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions.
Item 3. Legal Proceedings
In March 2008, a lawsuit was filed in the United States District Court for the Southern District of New York against MSG L.P. arising out of a January 23, 2007 automobile accident involving an individual who was allegedly drinking at several different establishments prior to the accident, allegedly including at an event at The Garden. The accident resulted in the death of one person and caused serious injuries to another. The plaintiffs filed suit against MSG L.P., the driver, and a New York City bar, asserting claims under the New York Dram Shop Act and seeking unspecified compensatory and punitive damages. The Company has insurance coverage for compensatory damages and legal expenses in this matter. Discovery in the case has been completed and MSG L.P. has filed a motion for summary judgment, which is pending before the court.
MSG L.P. filed a lawsuit in September 2007 against the NHL and certain related entities. This suit, filed in the United States District Court for the Southern District of New York, alleged violations of the United States Federal and New York State antitrust laws as a result of agreements providing the NHL with the exclusive right to control, for most commercial purposes, the individual clubs’ trademarks, licensing, advertising and distribution opportunities. The suit sought declaratory relief against these alleged anticompetitive activities and against the imposition by the NHL of any sanctions or penalties for the filing and prosecution of the lawsuit. The NHL filed counterclaims against MSG L.P. alleging that MSG L.P.’s prosecution of its lawsuit violated contractual obligations and seeking a judicial declaration that the NHL had the right to pursue disciplinary proceedings against MSG L.P. under the NHL constitution. In March 2009, the parties entered into a settlement agreement, and this action and the counterclaims have been dismissed.
In addition to the matters discussed above, the Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

PART II
Item 5. Market for the Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common Stock is listed on The NASDAQ Stock Market LLC under the symbol “MSG”. Our Class B Common Stock is not listed on any exchange. No class of our common stock was listed during 2009.
As of March 12, 2010, there were 1,223 holders of record of our Class A Common Stock and 26 holders of record of our Class B Common Stock. We did not pay any dividend on our common stock during 2009 and do not expect to pay a cash dividend on our common stock for the foreseeable future.
On July 29, 2009, in connection with the incorporation of Madison Square Garden, Inc., Regional Programming Partners, an indirect subsidiary of Cablevision Systems Corporation, acquired 1,000 shares of common stock of Madison Square Garden, Inc. for $10.
On January 12, 2010, in connection with the Distribution and related transactions, Regional Programming Partners, an indirect subsidiary of Cablevision Systems Corporation, acquired 5,000 shares of common stock of Madison Square Garden, Inc. in consideration for contributing 100% of the outstanding stock and limited liability company interests, respectively, of Rainbow Garden Corp. and MSG Regional Holdings LLC, which in turn hold, directly and indirectly, 100% of Madison Square Garden L.P. On February 5, 2010, pursuant to our amended and restated certificate of incorporation, the 6,000 shares of common stock outstanding were converted to 61,913,882.25 shares of Class A Common Stock and 13,588,562.75 shares of Class B Common Stock.

Item 6. Selected Financial Data
The operating and balance sheet data included in the following selected financial data table have been derived from the combined financial statements of Madison Square Garden, Inc. and its subsidiaries (which represents a combination of certain media, entertainment and sports businesses and assets that were historically owned and operated as parts of Cablevision prior to February 9, 2010). The financial information does not necessarily reflect what our results of operations and financial position would have been if we had operated as a separate publicly-traded entity during the periods presented. The selected financial data presented below should be read in conjunction with the annual financial statements included in Item 8. of this Annual Report on Form 10-K and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Operating Data:
Revenues, net	$1,062,417	$1,042,958	$1,002,182	$905,196	$847,552
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below)	682,337	724,904	635,108	637,090	543,279
Selling, general and administrative	273,712	270,065	243,196	222,962	198,198
Gain on curtailment of pension plans(a)	—	—	(15,873)	—	—
Restructuring expense	—	—	221	143	367
Depreciation and amortization	61,336	66,231	62,223	64,995	68,616

Operating income (loss)	45,032	(18,242)	77,307	(19,994)	37,092
Other income (expense):
Interest income (expense), net	(1,117)	1,919	11,607	6,212	1,582
Miscellaneous	2,000	—	(1,000)	(250)	(1)

Income (loss) from operations before income taxes and cumulative effect of a change in accounting principle	45,915	(16,323)	87,914	(14,032)	38,673
Income tax benefit (expense)	(18,266)	11,387	(45,031)	1,173	(6,900)
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(238)	—

Net income (loss)	$27,649	$(4,936)	$42,883	$(13,097)	$31,773

Balance Sheet Data:
Advances due from Cablevision(b)	$190,000	$190,000	$130,000	$—	$21,000
Total assets	2,041,499	2,000,341	1,969,321	1,891,282	1,933,938
Capital lease obligations	6,235	7,457	7,774	5,050	5,865
Combined group equity	1,106,103	1,072,623	1,072,316	999,076	990,811

(a)	Gain on curtailment of pension plans relates to the amendment to freeze all benefits earned through December 31, 2007 and eliminate the ability of participants to earn benefits for future service under a certain Company-sponsored qualified defined benefit pension plan covering certain non-union employees and Company-sponsored unfunded, non-qualified defined benefit pension plan covering certain employees who participate in the underlying qualified plan.

(b)	Represents outstanding advances to a subsidiary of Cablevision, which were non-interest bearing for the periods presented. On January 28, 2010, the intercompany advances were replaced with a promissory note having a principal amount of $190,000. The note accrues interest at a rate of 3.25% per annum. The note is non-amortizing and has a maturity date of June 30, 2010 with prepayment without penalty at Cablevision’s option.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are statements concerning our future operating and future financial performance, including our estimate of the costs and timing of the planned renovation of the Madison Square Garden Arena and the anticipated benefits of the renovation, the potential benefit to our future operating results from the touring version of the Radio City Christmas Spectacular and the expected increases in affiliation agreement revenues during 2010 in our MSG Media segment. Words such as “expects”, “anticipates”, “believes”, “estimates”, “may”, “will”, “should”, “could”, “potential”, “continue”, “intends”, “plans”, and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•	the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level and popularity of the Radio City Christmas Spectacular and other entertainment events which are presented in our venues;
•	costs associated with player injuries, and waivers or terminations of players and other team personnel;
•	changes in professional sports teams compensation, including the impact of signing of free agents, subject to league salary caps;
•	the level of our capital expenditures, including the planned renovation of The Garden;
•	the expected impact of the planned renovation of The Garden on our operations;
•	the demand for our programming among cable television systems, satellite, telephone and other multichannel distributors (which we refer to in this discussion as “Distributors”), and our ability to renew affiliation agreements with them;
•	general economic conditions especially in the New York metropolitan area where we conduct the majority of our operations;
•	the demand for advertising time and viewer ratings for our programming;
•	competition, for example, from other regional sports networks, other teams and other entertainment options;
•	changes in laws, NBA or NHL rules, regulations, guidelines, bulletins, directives, policies and agreements (including the leagues’ respective collective bargaining agreements with their players’ associations, salary caps, NBA luxury tax thresholds and revenue sharing) or other regulations under which we operate;
•	our ability to maintain, obtain or produce content for our MSG Media segment, together with the cost of such content;
•	the level of our expenses, including the anticipated expenditures related to the expected increase in our corporate expenses as a stand-alone publicly-traded company;
•	future acquisitions and dispositions of assets;
•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including the matters described under Item 3. “Legal Proceedings;”

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;
•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stocks; and
•	the factors described under “Risk Factors” in this Annual Report on Form 10-K.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except as otherwise noted.
Introduction
Management’s discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to the audited combined annual financial statements and footnotes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The information included in MD&A should be read in conjunction with the annual combined financial statements included in this Annual Report on Form 10-K as well as the financial data set forth under Item 6. “Selected Financial Data.” Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Combined Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2009, 2008 and 2007. Our discussion is presented on both a combined and segment basis. Our segments are MSG Media, MSG Entertainment and MSG Sports.
Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended December 31, 2009, 2008 and 2007. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at December 31, 2009.
Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are discussed in the notes to our annual combined financial statements included elsewhere in this Annual Report on Form 10-K.

Business Overview
Madison Square Garden is a fully-integrated media, entertainment and sports business comprised of dynamic and powerful brands. Madison Square Garden’s business grew from the legendary venue widely known as “The World’s Most Famous Arena,” and is organized into three strategically aligned segments: MSG Media, MSG Entertainment and MSG Sports. Our business capitalizes on the combination of our iconic venues, our popular sports franchises, the distribution of our programming networks and our exclusive sports and entertainment content. A description of our segments follows:
MSG Media
MSG Media, which represented 45% of our combined revenues for the year ended December 31, 2009, is a leader in production and content development for multiple distribution platforms, including content originating from our venues. For all periods presented, this business consists of programming networks and interactive offerings, including the MSG Networks and the Fuse Networks. MSG Networks are home to seven professional sports teams: the New York Knicks, New York Rangers, New York Liberty, New York Islanders, New Jersey Devils, Buffalo Sabres and New York Red Bulls, as well as to our critically acclaimed original and other programming. Programming on Fuse focuses on music-related programming, including coverage of premier artists, events and festivals, original content and high profile concerts.
For all periods presented, MSG Media also includes our interactive businesses, which are comprised of a group of highly targeted websites (including msg.com, thegarden.com, radiocity.com, nyknicks.com, newyorkrangers.com and fuse.tv) and wireless, video on demand and digital platforms for all Madison Square Garden properties.
Revenue Sources
Our MSG Media segment earns revenues from two primary sources: affiliation fees and advertising. Affiliation fees, which are the fees we earn from Distributors that carry our programming, constitute the significant majority of the MSG Media segment revenues. Fees paid by advertisers to show commercials during our programs make up a smaller portion of MSG Media segment overall revenues.
Affiliation Fees
We earn affiliation fees from certain Distributors that carry our programming services, including Cablevision. The fees we receive depend largely on the demand from subscribers for our programming. Our affiliation agreements generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the year. If we were to be unable to meet these thresholds, we could become subject to remedies available to the Distributors, which may include termination of these agreements in some cases. Affiliation fees from Cablevision accounted for more than 10% of the Company’s combined revenues in each of 2009, 2008 and 2007.
Advertising Revenues
In addition to affiliation fees, we earn a smaller amount of revenue through the sale of commercial time to advertisers during our programming or through the sale of program sponsorship rights. We typically sell advertising time through our in-house staff and, to a lesser extent, through agencies.
Expenses
The principal expenses of our MSG Media segment are rights fees, which we pay to sports teams in order to carry their games and others who hold rights to the programming content (such as movies, concerts and other programming) we telecast; production costs, which include the salaries of on-air personalities, producers and technicians; and the costs of studio, broadcast and transmission facilities. We also allocate a portion of our corporate expenses to the MSG Media segment.
Programming Acquisition Costs
MSG Networks obtains telecast rights for the sports teams whose games we televise, the cost of which we accrue evenly over the applicable contract year. We negotiate directly with the teams to determine the fee and other provisions of the rights arrangement. Rights fees for sports programming are influenced by, among other things, the size and demographics of the geographic area in which the programming is distributed, and the popularity and/or the on-court or on-ice competitiveness of a team. For purposes of reporting our segment information the rights fees we pay to our owned teams are recognized as an inter-segment charge to our MSG Media segment. These inter-segment charges are eliminated in the combined financial statements. In addition to the rights for our Knicks, Rangers and Liberty franchises, we have long-term rights agreements in place with the New York Islanders, New Jersey Devils and Buffalo Sabres.

In addition to rights fees for sports telecasts, we must also pay to acquire the right to carry or produce other events or programming, such as movies, concerts or specials.
Production Costs
We incur costs to pay the salaries of our on-air personalities, producers, directors, technicians, writers and other creative and technical staff, as well as expenses associated with maintaining studios and transmission facilities.
Marketing and Advertising Costs
We incur costs to market our media business and our programs through outdoor and newspaper advertisements, television and radio advertising and online marketing.
Factors Affecting Operating Results
The financial performance of our MSG Media segment is affected by the affiliation arrangements we are able to negotiate with Distributors and also by the advertising rates we can charge advertisers. These factors in turn depend on the popularity and/or on-court and on-ice competitiveness of the professional sports teams carried on MSG Networks and the attractiveness of the programming content generally on MSG Networks and Fuse.
Due largely to our long-term rights agreements and the generally recurring nature of our affiliation arrangements; the MSG Networks have consistently produced operating profits over a number of years. Advertising revenues are less predictable and can vary based upon a number of factors, including general economic conditions.
In 2008, Fuse was in transition, implementing a strategy to rebrand the network and more closely integrate its content with our MSG Entertainment business and our venues. Fuse has incurred operating losses and they will likely continue. These losses are expected to decrease in future periods as we refine our strategy and incur expenses to acquire and produce compelling content and market the Fuse brand to effectively position it as a unique multi-platform music destination.
Our MSG Media segment’s future performance is also dependent on general economic conditions, in particular those affecting the New York metropolitan area, the impact of direct competition, and the relative strength of our current and future advertising customers. Continuation of the economic downturn and the global financial crisis may lead to lower demand for television advertising. We have already experienced some of these effects during this economic downturn and any continuation could adversely affect our future results of operations, cash flows and financial position.
MSG Entertainment
Our MSG Entertainment segment, which, net of inter-segment revenues, represented 27% of our combined revenues for the year ended December 31, 2009, is one of the country’s leaders in live entertainment. Our MSG Entertainment segment creates, produces and/or presents a variety of live productions, including the Radio City Christmas Spectacular, featuring the Rockettes, which is the #1 live holiday family show in America and was seen by approximately 1.8 million people in 2009, and the world-renowned Cirque du Soleil’s Wintuk. MSG Entertainment also presents and hosts other live entertainment events, such as concerts, including shows by The Police, Eric Clapton, Jimmy Buffett, Bruce Springsteen, Justin Timberlake, Madonna and the Jonas Brothers; family shows, such as Dora the Explorer, Thomas the Tank Engine and Sesame Street Live; special events such as the premiere of Sex and the City: The Movie, the Tony Awards and appearances by the Dalai Lama; and theatrical productions, such as The Wizard of Oz and Annie, in our diverse collection of venues. MSG Entertainment presents its live entertainment events to audiences both at our six venues in New York, Chicago and Boston and, with respect to our touring productions, at other arenas and theatrical venues.

Revenue Sources
Our primary sources of revenue in our entertainment business are ticket sales to our live audiences for events that we promote or co-promote (“Promote”, “Promotes” or “Promoted”) and license fees for our venues paid by third-party promoters in connection with events that we do not Promote. We also derive smaller amounts of revenue from other sources, including a portion of suite licensing fees at The Garden, facility and ticketing fees, concessions, sponsorships, merchandising and tours of our venues. The levels of revenue and expense we record in our MSG Entertainment segment for a given event depends to a significant extent on whether we are Promoting the event or are licensing our venue to a third-party promoter.
Ticket Sales and Suite Licenses
For our productions and for entertainment events in our venues that we Promote, we recognize revenues from the sale of tickets to our audiences. We sell tickets to the public through our box office, on our websites and through ticket agencies. The amount of revenue we earn from ticket sales depends on the number of shows and the mix of events that we Promote, the seating capacity of the venue used, the extent to which we can sell our seating capacity and our average ticket prices.
The Garden has 89 club suites and ten other premium seating products that are licensed annually. Suite licenses at The Garden are generally sold to corporate customers pursuant to multi-year licenses. Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders pay for food and beverage service in their suite at The Garden. Revenues from the sale of suite licenses are shared between our MSG Entertainment and MSG Sports segments.
Venue License Fees
For entertainment events held at our venues that we do not produce or Promote, we earn venue license fees from the third-party promoter of the event. These events include theatrical productions and other events, such as concerts, award shows, family shows and trade shows. The amount of license fees we charge varies by venue and by the complexity of the production, among other factors. Our fees include both the cost of renting space in our venues and costs for providing production services, such as front-of-house and back-of-house staff, including stagehands, box office staff, ushers and security staff, staging, lighting and sound, and building services.
Whether we are Promoting an event or licensing our venues to a third-party promoter has a significant impact on the level of revenues and the costs that we record in our MSG Entertainment segment.
Facility and Ticketing Fees
For all public and ticketed entertainment events held in our venues, we also earn additional revenues on substantially all tickets sold, whether we Promote the event or license the venue to a third party. These revenues are earned in the form of certain fees and assessments including the facility fee we charge on each ticket sold, and varies by venue.
Concessions
We sell food and beverages during substantially all entertainment events held at our venues. In addition to concession-style sales of food and beverages, which represent the majority of our concession revenues, we also provide catering for our suites at The Garden.

Merchandise
We earn revenues from the sale of merchandise relating to our proprietary productions and other live entertainment events that take place at our venues. The majority of our merchandise revenues are generated through on-site sales during performances of our productions and other live events. We also generate revenues from the sales of our Radio City Christmas Spectacular merchandise, such as DVDs, CDs, and books, through traditional retail channels. Typically, revenues from our merchandise sales at our non-proprietary events relate to sales of merchandise provided by the artist, the producer or promoter of the event.
Venue Signage and Sponsorship
We earn revenues through the sale of signage space at our venues and sponsorship rights in connection with our productions and other live entertainment events. Signage sales generally involve the sale of advertising space within The Garden during entertainment events and otherwise in our theaters.
Sponsorship rights may require us to use the name, logos and other trademarks of a sponsor in our advertising and in promotions for our venues, productions and other live entertainment events. Sponsorship arrangements may be exclusive within a particular sponsorship category or non-exclusive and generally permit a sponsor to use the name, logos and other trademarks of our productions and events in connection with their own advertising and in promotions in our venues or in the community.
Expenses
Our MSG Entertainment segment’s principal expenses are payments made to performers and co-promoters, staging costs and day-of-event costs associated with events, and advertising costs. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses to our MSG Entertainment segment. However, the operating results of our MSG Entertainment segment benefit from the fact that no rent is imposed on our MSG Entertainment segment for events that it presents at our owned venues (The Garden, The Theater at Madison Square Garden and The Chicago Theatre). We do not allocate to our segments any of the depreciation and amortization charges related to The Garden and The Theater at Madison Square Garden.
Performer Payments
Our productions are performed by talented actors, dancers, singers and entertainers. In order to attract and retain this talent, we are required to pay our performers an amount that is commensurate both with their ability and with demand for their services from other entertainment companies.
Our productions, including the Radio City Christmas Spectacular, typically feature ensemble casts (such as the Rockettes), where there is no single “headline” performer. As a result, most of our performers are paid based on a standard “scale,” pursuant to collective bargaining agreements we negotiate with the performers’ unions.
Staging Costs
Staging costs for our proprietary events as well as others that we Promote include the costs of sets, lighting, display technologies, special effects, sound and all of the other technical aspects involved in presenting a live entertainment event. These costs vary substantially depending on the nature of the particular show, but tend to be highest for large-scale theatrical productions, such as the Radio City Christmas Spectacular. For concerts we Promote, the performer usually provides a fully-produced show. As with performer salaries, the staging costs associated with a given production are an important factor in our determination of ticket prices.
Day-of-event Costs
For days on which MSG Entertainment stages its productions, Promotes an event or provides one of our venues to a third-party promoter under a license fee arrangement, it is charged the variable costs associated with such event, including box office personnel, stagehands, ticket takers, ushers, security, and other similar expenses. Where we are receiving a license fee from a third-party promoter, we will typically charge these variable costs to the promoter.

Marketing and Advertising Costs
We incur significant costs promoting our productions and other events through outdoor and newspaper advertisements, television and radio advertising and online marketing. In light of the intense competition for entertainment events, especially in the New York metropolitan area, such expenditures are a necessity to drive interest in our productions and encourage members of the public to purchase tickets to our shows.
Touring Expenses
For productions that we take on the road, such as the Radio City Christmas Spectacular, we must pay the logistical costs associated with travel and equipment, as well as fees and expenses, including the costs of venue staff, for the use of third-party venues.
Factors Affecting Operating Results
The operating results of our MSG Entertainment segment are largely dependent on the continued success of our Radio City Christmas Spectacular as well as our ability to attract concerts, family shows and other events to our venues. Our MSG Entertainment segment recorded an operating profit in 2007, but it recognized operating losses in 2008 and 2009, primarily we believe, due to the economy.
The success of the Radio City Christmas Spectacular at Radio City Music Hall, has allowed us to invest in the development of the arena and theater touring versions of the show. While the arena tour did not contribute to operating income in 2008 or in 2009, we believe this investment will benefit our future operating results.
Our MSG Entertainment segment’s future performance is dependent on general economic conditions, and the effect of these conditions on our customers. Continuation of the economic downturn and the global financial crisis may lead to lower demand for suite licenses and tickets to our live productions, concerts, family shows and other events, which would also negatively affect merchandise and concession sales, as well as lower levels of sponsorship and venue signage. These conditions may also affect the level of concerts, family shows and other events that take place in the future. We have already experienced some of these effects during this economic downturn and any continuation could adversely affect our future results of operations, cash flows and financial position.
We are pursuing a strategy of opportunistically acquiring, building or obtaining control of theater venues in additional major markets. It is likely that any such new venues will not initially contribute to operating income, but will be expected to become operationally profitable over time.
We have previously announced our intent to pursue a major renovation of The Garden. In order to most efficiently and effectively complete the renovation, it will be a year-round project. Our goal is to minimize disruption to current operations and, to achieve this, The Garden will remain open for live entertainment events during the period coinciding with the Knicks’ and Rangers’ seasons in the years when the renovation takes place, while we sequence the construction to ensure that we maximize our construction efforts when we close the arena during the summer months. An important objective for us to achieve in connection with the renovation will be to manage the project in a manner that minimizes the impact of the renovation on our ability to generate revenues from live entertainment events. Our current expectation is that the renovated lower bowl of The Garden will be open for the 2011-12 seasons, and that the renovated upper bowl will be open for the 2012-13 seasons.

MSG Sports
Our MSG Sports segment, which, net of inter-segment revenues, represented 28% of our combined revenues for the year ended December 31, 2009, owns and operates sports franchises, including the New York Knicks, a founding member of the NBA and the New York Rangers, one of the “original six” franchises of the NHL. MSG Sports also owns and operates the New York Liberty of the WNBA, one of the league’s founding franchises, and the Hartford Wolf Pack of the AHL, which is the primary player development team for the Rangers, and is competitive in its own right in the AHL. The Knicks, Rangers and Liberty play their home games at The Garden. Our sports business also features other sports properties, including the presentation of a wide variety of premier live sporting events including professional boxing, college basketball (The Big East Tournament, Jimmy V Classic, Post-season NIT Finals and, on occasion, Duke University games), track and field (The Millrose Games) and tennis (The BNP Paribas Showdown for the Billie Jean King Cup, which features the women winners of the previous year’s Grand Slam tennis events).
Revenue Sources
We earn revenue in our MSG Sports segment from several primary sources: ticket sales and a portion of our suite license fees at The Garden, our share of distributions from NHL and NBA league-wide national and international television contracts and other league-wide revenue sources, in-venue signage and sponsorships, concessions and merchandising. We also earn venue license fees, primarily from the rental of The Garden to third-party promoters holding their sports events at our arena. The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our professional sports teams and general economic conditions. Our MSG Sports segment also earns substantial fees from our MSG Media segment for the right to telecast the games of our professional sports teams. These inter-segment revenues are eliminated in our combined financial statements.
Ticket Sales, Suite Licenses, Venue Licenses, Facility Fees and Charges
Ticket sales constitute the largest single source of revenue for our MSG Sports segment. We sell tickets to our sports teams’ home games through season tickets, which are typically held by long-term season subscribers, and through single-game tickets, which are purchased by fans either individually or in multi-game packages. The prices of our tickets vary, depending on the sports team and the location of the seats. We generally review and set the price of our tickets before the start of each teams’ season. We also earn revenue from the sale of tickets to live sporting events that we Promote other than Knicks, Rangers and Liberty games.
The Garden has 89 club suites and ten other premium seating products that are licensed annually. Suite licenses at The Garden are generally sold to corporate customers pursuant to multi-year licenses. Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders pay for food and beverage service in their suite at The Garden. Revenues from the sale of suite licenses are shared between our MSG Entertainment and MSG Sports segments.
In addition to Knicks, Rangers and Liberty home games, we also present at our venues other live sporting events, such as boxing matches, tennis, college basketball and track and field meets. When we act as the Promoter of such events, we earn revenues from ticket sales and incur expenses associated with the event. When these events are promoted by third-party promoters, we earn revenues from the venue license fee we charge to such promoter for use of our venues. When licensing our venues, the amount recorded as revenue also includes the event’s variable costs such as the costs of front-of-house and back-of-house staffs, including union laborers, box office staff, ushers, security and building services, which we pass along to the Promoter. The mix of live sporting events, including whether we are the Promoter of an event or license our venues to a third-party promoter, has a significant effect on the level of revenues and event related costs that we report in our MSG Sports segment.
Our MSG Sports segment revenues also include proceeds from certain fees and assessments added to ticket prices for events held at our venues, regardless of whether we act as Promoter for such events. This currently includes a facility fee on tickets to all events at our facilities, except for team season tickets and certain other limited exceptions.
Telecast Rights
We earn revenue from the sale of telecast rights for our sports teams’ home and away games and also through the receipt of our share of fees paid for league-wide telecast rights, which are awarded under contracts negotiated and administered by each league.

Telecast rights for the Knicks and Rangers are held by MSG Networks, pursuant to inter-segment arrangements between our MSG Sports and MSG Media segments. The financial success of our MSG Sports segment is largely dependent on the rights fees we receive from our MSG Media segment in connection with the telecast of our Knicks and Rangers games. These inter-segment fees are eliminated in our combined financial statements.
National and international telecast arrangements differ by league. Fees paid by telecasters under these arrangements are pooled by each league and then generally shared equally among all teams.
Venue Signage and Sponsorships
We earn revenues through the sale of signage space at The Garden and sponsorship rights in connection with our sports teams and certain other sporting events. Signage sales generally involve the sale of advertising space within The Garden during our teams’ home games and includes the sale of signage on the ice and on the boards of the hockey rink during Rangers games, courtside during Knicks and Liberty games, or on the various scoreboards and display panels at The Garden. We offer both television camera-visible and non-camera-visible signage space.
Sponsorship rights generally require us to use the name, logos and other trademarks of a sponsor in our advertising and in promotions for our sports teams and during our sports events. Sponsorship arrangements may be exclusive within a particular sponsorship category or non-exclusive and generally permit a sponsor to use the name, logos and other trademarks of our sports teams in connection with their own advertising and in promotions on-court, on-ice or in the community.
Concessions
We sell food and beverages during all sporting events held at our venues. In addition to concession-style sales of food and beverages, which represent the majority of our concession revenues, we also provide higher-end dining at our full service restaurants and catering for suites at The Garden.
Merchandise
We earn revenues from the sale of our sports teams’ merchandise both through the in-venue (and in some cases, on-line) sale of items bearing the logos or other marks of our sports teams and through our share of league distributions of royalty and other revenues from the league’s licensing of team and league trademarks, which revenues are generally shared equally among the teams in the leagues. By agreement among the teams, each of the leagues in which we operate act as agent for the teams to license their logos and other marks, as well as the marks of the leagues, subject to certain rights retained by the teams to license these marks within their arenas and the geographic areas in which they operate.
Expenses
The most significant expenses in our MSG Sports segment are player and team personnel salaries and charges for transactions relating to players for career-ending and season-ending injuries and waivers and termination costs of players and other team personnel. We also incur costs for travel, player insurance, league assessments (including a 6% NBA assessment on regular season ticket sales), NHL revenue sharing and NBA luxury tax and revenue assistance. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses to our MSG Sports segment. However, the operating results of our teams and our MSG Sports segment benefit from the fact that no rent charge is allocated to the teams or to our MSG Sports segment for games or other sporting events that it presents at The Garden. We do not allocate to our segments any of the depreciation and amortization charges of The Garden and The Theater at Madison Square Garden.

Player Salaries and League Payments
The amount we pay an individual player is determined by negotiation between the player (typically represented by an agent) and us, and is generally influenced by the player’s individual playing statistics, by the amounts paid to players with comparable playing statistics by other sports teams and by restrictions in the collective bargaining agreements (“CBA”), including the salary caps. Each league is party to a CBA with the respective players association that contains restrictions on when players may move between league clubs following expiration of their contracts and what rights their current and former clubs have. Our most significant player expenses generally come from signing unrestricted free agents, because players are generally able to negotiate the highest salary when they become unrestricted free agents.
The NBA CBA was last negotiated in 2005 and expires in 2011. The NBA CBA contains a “soft” salary cap (i.e., a cap on each team’s aggregate salaries but with certain exceptions that enable teams to pay more, sometimes substantially more than the cap). The NBA CBA also provides that players receive a designated percentage of league-wide revenues (generally between 57% and 58% depending on the level of league-wide revenues and other factors), and the teams retain the remainder. This provision does not apply on a team-by-team basis and accordingly we may pay our players a higher or lower portion of our revenues than other NBA teams.
Throughout each season, NBA teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. The NBA CBA also provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon league-wide revenues (as defined under the CBA). The luxury tax is generally equal to the amount by which a team’s aggregate player salaries exceed such threshold. The aggregate luxury tax payments collected by the league are distributed in equal one-thirtieth shares to non-taxpaying teams. The NBA also has a revenue assistance program, by which a pool of funds (up to a maximum of $60,000 for the 2009-10 season) is collected from a combination of the undistributed luxury tax discussed above and contributions from teams (a portion of which is based on local team revenues) and is then distributed to lower revenue teams that meet certain operating requirements. We record our combined luxury tax and revenue assistance expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended December 31, 2009, including luxury tax provisions related to team personnel transactions, was approximately $4,707. Whether or not we will be a net NBA luxury tax payer for the 2009-10 season will be dependent on the variables described above.
The NBA also imposes on each team a 6% assessment on regular season ticket revenue and an assessment of between 45% and 55% on playoff ticket revenue, depending on the number of home games played.
The current NHL CBA was last negotiated in 2005 and expires in 2011, with the players association having a one-year extension option. The NHL CBA contains a “hard” salary cap (i.e., teams may not exceed a stated maximum that is adjusted each season based upon league-wide revenues). The NHL CBA provides that players receive a designated percentage of league-wide revenues (between 54% and 57% depending on the level of league-wide revenues), and the teams retain the remainder. This provision does not apply on a team-by-team basis and accordingly we may pay our players a higher or lower portion of our revenues than other NHL teams.
Throughout each season, NHL teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of the escrowed amounts are retained by the league and distributed as follows: first, to fund a portion of the revenue sharing pool as described below, then disproportionately to certain lower-payroll teams, and then to all teams in equal shares.
The NHL CBA also provides for a revenue sharing plan that generally requires the distribution of a pool of funds approximating 4.5% of league-wide revenues to certain qualifying lower-revenue teams. This pool is funded from a combination of the escrow amounts discussed above, league-wide revenues, payments by teams participating in the playoffs and disproportionate contributions by the top ten revenue earning teams (based on preseason and regular season revenues). The Rangers are consistently among the top ten revenue teams and, accordingly, contribute to this pool on a disproportionate basis. We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended December 31, 2009 was $4,154 (including $3,007 related to playoffs).

Other Expenses
Our sports teams also pay expenses associated with day-to-day operations, including for travel, equipment maintenance and selling, general and administrative expenses. Direct variable day-of-event costs incurred at The Garden, such as the costs of front-of-house and back-of-house staff, including union laborers, box office staff, ushers, security, and event production are charged to our MSG Sports segment. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses to our MSG Sports segment. However, the operating results of our teams and our MSG Sports segment benefit from the fact that no rent is imposed on the teams or to the segment for use of The Garden. We do not allocate to our segments any of the depreciation and amortization charges relating to The Garden and The Theater at Madison Square Garden. Operating costs of the Company’s training facility in Greenburgh, New York and the operating and maintenance costs of the aircraft that the Company owns are also charged to our MSG Sports segment. The operation of the Hartford Wolf Pack is also a net Ranger player development expense for our MSG Sports segment.
Factors Affecting Operating Results
The operating results of our MSG Sports segment are largely dependent on the continued popularity and/or on-ice or on-court competitiveness of our Knicks and Rangers teams, which has a direct effect on ticket sales for the teams’ home games, which is each team’s largest single source of revenue.
Our MSG Sports segment has incurred substantial operating losses in each of the last three years. These losses primarily reflect the impact of high costs for player salaries (including NBA luxury tax) and salaries of non-player team personnel. In addition, we incurred significant charges in each of those years for career-ending and season-ending injuries of players and for waivers and terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the periods in which they occur, although amounts due are generally paid over the remaining contract terms. For example, the expense for these items was approximately $23,800, $24,900 and $6,800 in 2009, 2008 and 2007, respectively. These expenses add to the volatility of the results of our MSG Sports segment. We expect to continue to pursue opportunities to improve the overall quality of our teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses for our MSG Sports segment although it is not possible to predict their timing or amount.
In addition to our MSG Sports segment’s future performance being dependent upon on the continued popularity and/or on-ice or on-court competitiveness of our Knicks and Rangers teams, it is also dependent on general economic conditions, in particular those in the New York metropolitan area and the effect of these conditions on our customers. Continuation of the economic downturn and the global financial crisis may lead to lower demand for suite licenses and tickets to the games of our sports teams, which would also negatively affect merchandise and concession sales, as well as lower levels of sponsorship and venue signage revenues. These conditions may also affect the number of other live sporting events that this segment is able to present. We have already experienced some of these effects during this economic downturn and any continuation could adversely affect our future results of operations, cash flows and financial position.
We have previously announced our intent to pursue a major renovation of The Garden. In order to most efficiently and effectively complete the renovation, it will be a year-round project. Our goal is to minimize disruption to current operations and, to achieve this, The Garden will remain open during the Knicks’ and Rangers’ seasons in the years when the renovation takes place, while we sequence the construction to ensure that we maximize our construction efforts when we close the arena during summer months. An important objective for us to achieve in connection with the renovation will be to manage the project in a manner that does not impair our ability to generate revenues from Knicks and Rangers home games. Our current expectation is that the renovated lower bowl of The Garden will be open for the 2011-12 seasons, and that the renovated upper bowl will be open for the 2012-13 seasons.

Corporate Expenses
The Company’s historical results of operations reflected in our combined financial statements include an allocation for certain corporate functions historically provided by Cablevision. These allocations were based on what the Company and Cablevision considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. As a stand-alone company, we will need to expand our financial, administrative and other staff to support these new requirements. In addition, we will need to add staff and systems to replace many of the functions previously provided by Cablevision. As a result, our corporate operating costs as a separate company, including those associated with being a publicly-traded company, are expected to be higher subsequent to the Distribution.
Impact of Current Economic Conditions
Our future performance is dependent, to a large extent, on general economic conditions, including capital market conditions, the impact of direct competition, our ability to manage our businesses effectively and our relative strength and leverage in the marketplace, both with suppliers and customers.
Continuation of the economic downturn and the global financial crisis may lead to lower demand for suite licenses and tickets to the games of our sports teams and to our live productions, as well as lower levels of sponsorship, venue signage and television advertising revenues. We have already experienced some of these effects during this economic downturn, including a reduction in the renewal of certain of our suite licenses and a lower level of arena event bookings, and any continuation could adversely affect our future results of operations, cash flows and financial position.
Combined Results of Operations
The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net. All dollar amounts included in the following combined results of operations are presented in thousands, except as otherwise noted.
STATEMENT OF OPERATIONS DATA

	Years Ended December 31,				Increase
	2009		2008		(Decrease)
		% of Net		% of Net	in Net
	Amount	Revenues	Amount	Revenues	Income

Revenues, net	$1,062,417	100%	$1,042,958	100%	$19,459
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below)	682,337	64	724,904	70	42,567
Selling, general and administrative	273,712	26	270,065	26	(3,647)
Depreciation and amortization	61,336	6	66,231	6	4,895

Operating income (loss)	45,032	4	(18,242)	(2)	63,274
Other income (expense):
Interest income (expense), net	(1,117)	—	1,919	—	(3,036)
Miscellaneous	2,000	—	—	—	2,000

Income (loss) from operations before income taxes	45,915	4	(16,323)	(2)	62,238
Income tax benefit (expense)	(18,266)	(2)	11,387	1	(29,653)

Net income (loss)	$27,649	3%	$(4,936)	—%	$32,585

The following is a reconciliation of operating income (loss) to adjusted operating cash flow:

	Years Ended December 31,		Increase
	2009	2008	(Decrease)
	Amount	Amount	in AOCF
Operating income (loss)	$45,032	$(18,242)	$63,274
Share-based compensation	14,262	12,732	1,530
Depreciation and amortization	61,336	66,231	(4,895)

Adjusted operating cash flow	$120,630	$60,721	$59,909

	Years Ended December 31,				(Increase)
	2008		2007		Decrease
		% of Net		% of Net	in Net
	Amount	Revenues	Amount	Revenues	Loss

Revenues, net	$1,042,958	100%	$1,002,182	100%	$40,776
Operating expenses:
Technical and operating (excluding depreciation and amortization shown below)	724,904	70	635,108	63	(89,796)
Selling, general and administrative	270,065	26	243,196	24	(26,869)
Gain on curtailment of pension plans	—	—	(15,873)	2	(15,873)
Restructuring expense	—	—	221	—	221
Depreciation and amortization	66,231	6	62,223	6	(4,008)

Operating income (loss)	(18,242)	(2)	77,307	8	(95,549)
Other income (expense):
Interest income, net	1,919	—	11,607	1	(9,688)
Miscellaneous	—	—	(1,000)	—	1,000

Income (loss) from operations before income taxes	(16,323)	(2)	87,914	9	(104,237)
Income tax benefit (expense)	11,387	1	(45,031)	(4)	56,418

Net income (loss)	$(4,936)	—%	$42,883	4%	$(47,819)

The following is a reconciliation of operating income (loss) to adjusted operating cash flow:

	Years Ended December 31,		Increase
	2008	2007	(Decrease)
	Amount	Amount	in AOCF
Operating income (loss)	$(18,242)	$77,307	$(95,549)
Share-based compensation	12,732	11,715	1,017
Restructuring expense	—	221	(221)
Depreciation and amortization	66,231	62,223	4,008

Adjusted operating cash flow	$60,721	$151,466	$(90,745)

See “Business Segment Results” within the discussion of each of the comparative financial periods for a more detailed discussion relating to the operating results of our segments. The business segment results reflected on pages 56 to 61 and pages 63 to 69 do not reflect inter-segment eliminations.

Comparison of Combined Year Ended December 31, 2009 Versus Year Ended December 31, 2008
Combined Results
Revenues, net for the year ended December 31, 2009 increased $19,459 (2%) as compared to revenues, net for the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues, net	$44,135
Decrease in MSG Entertainment segment revenues, net	(21,273)
Decrease in MSG Sports segment revenues, net	(726)
Inter-segment eliminations	(2,677)

$19,459

Technical and operating expenses (excluding depreciation and amortization) include primarily:
•	contractual compensation expense pursuant to employment agreements with the personnel of our professional sports teams;
•	cost of team personnel transactions for career- and season-ending player injuries, net of anticipated insurance recoveries, and waivers and termination costs of players and other team personnel;
•	payments we make to obtain the contractual rights to carry certain live sporting events on our networks;
•	other programming and production costs of our networks;
•	event costs related to the presentation and production of our entertainment and live sporting events;
•	venue lease, maintenance and operating expenses; and
•	the cost of concessions and merchandise sold.
Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2009 decreased $42,567 (6%) as compared to the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(10,281)
Increase in MSG Entertainment segment expenses	6,135
Decrease in MSG Sports segment expenses	(35,506)
Decrease in other expenses	(247)
Inter-segment eliminations	(2,668)

$(42,567)

As a percentage of revenues, net, technical and operating expenses decreased 6% for the year ended December 31, 2009 as compared to the prior year.
Selling, general and administrative expenses primarily consist of administrative costs, including compensation, severance and professional fees, and sales, marketing and non-event related advertising expenses. Selling, general and administrative expenses for the year ended December 31, 2009 increased $3,647 (1%) as compared to the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$820
Increase in MSG Entertainment segment expenses	6,762
Increase in MSG Sports segment expenses	20,013
Decrease in litigation expense not allocated to segments	(24,699)
Increase in other expenses	760
Inter-segment eliminations	(9)

$3,647

As a percentage of revenues, net, selling, general and administrative expenses remained flat for the year ended December 31, 2009 as compared to the prior year.
Depreciation and amortization for the year ended December 31, 2009 decreased $4,895 (7%) as compared to the prior year. The decrease reflects lower amortization of intangible assets primarily due to certain intangible assets becoming fully amortized.
Adjusted operating cash flow for the year ended December 31, 2009 increased $59,909 (99%) as compared to the prior year. The net increase is attributable to the following:

Increase in adjusted operating cash flow of the MSG Media segment	$55,241
Decrease in adjusted operating cash flow of the MSG Entertainment segment	(32,442)
Increase in adjusted operating cash flow of the MSG Sports segment	12,924
Increase in adjusted operating cash flow due to lower litigation expense not allocated to segments	24,699
Other net decreases	(513)

$59,909

Interest income (expense), net for the year ended December 31, 2009 decreased $3,036 (158%) as compared to the prior year. The net decrease reflects lower interest income of $2,434 and was primarily attributable to lower levels of invested cash, reflecting in part our use of cash to make a non-interest bearing advance in the amount of $60,000 to a subsidiary of Cablevision in 2008, and due to lower interest rates. As of December 31, 2009, the total amount of advances outstanding to a subsidiary of Cablevision was $190,000.
Income taxes
The Company operated as a partnership during the periods presented. However, the income tax expense or benefit and deferred tax liability presented have been determined as if Madison Square Garden, Inc. had owned all of the partnership interests in Madison Square Garden, L.P. (“MSG L.P.”) for all periods presented notwithstanding that such interests in MSG L.P. were contributed to Madison Square Garden, Inc. on January 12, 2010. The Company’s provision for income taxes is based on current period income and changes in deferred tax assets and liabilities.
Income tax expense for the year ended December 31, 2009 of $18,266 differs from the income tax expense derived from applying the federal statutory tax rate to pretax income due principally to state income taxes, tax benefit of $191 resulting from nontaxable disability insurance recoveries offset by tax expense of $1,323 relating to nondeductible expenses, and a tax benefit of $1,845 resulting from a change in the estimated applicable corporate tax rate used to determine deferred tax assets and liabilities.
Income tax benefit for the year ended December 31, 2008 of $11,387 differs from the income tax benefit derived from applying the federal statutory tax rate to the pretax loss due principally to state income taxes, tax benefit of $1,555 resulting from nontaxable disability insurance recoveries offset by tax expense of $2,464 relating to nondeductible expenses, and a tax benefit of $5,769 resulting from a change in the estimated applicable corporate tax rate used to determine deferred tax assets and liabilities.
Upon completion of the Distribution on February 9, 2010, certain adjustments to the net deferred tax liability will be recorded as adjustments to equity as of the Distribution date. Deferred tax assets and liabilities presented have been measured using the estimated applicable corporate tax rates historically used by Cablevision for the periods presented. Due to the Company’s significant presence in the City of New York, the estimated applicable corporate tax rates used to measure deferred taxes will be higher on a stand-alone basis. Presenting income tax expense and deferred taxes on a separate return basis results in a difference between the net operating loss carry forward reflected in the deferred tax asset and the actual deferred tax asset for such carry forwards under the applicable tax laws because the operations of the Company were included in the consolidated federal income tax returns of Cablevision for all periods presented. Such inclusion results in utilization of tax losses each year to offset the taxable income of other members in the Cablevision federal consolidated group that are not included in these financial statements. The Company will have an insignificant amount of net operating loss carry forwards immediately subsequent to the Distribution. Finally, the Company may reduce its deferred tax asset with regard to certain compensation awards if it is anticipated that a portion thereof may not be realized pursuant to Internal Revenue Code Section 162(m).

Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s MSG Media segment.

	Years Ended December 31,				Increase
	2009		2008		(Decrease) in
		% of Net		% of Net	Operating
	Amount	Revenues	Amount	Revenues	Income

Revenues, net	$474,139	100%	$430,004	100%	$44,135
Technical and operating expenses (excluding depreciation and amortization)	217,465	46	227,746	53	10,281
Selling, general and administrative expenses	95,163	20	94,343	22	(820)
Depreciation and amortization	19,723	4	22,451	5	2,728

Operating income	$141,788	30%	$85,464	20%	$56,324

The following is a reconciliation of operating income to adjusted operating cash flow (“AOCF”):

	Years Ended December 31,		Increase
	2009	2008	(Decrease) in
	Amount	Amount	AOCF
Operating income	$141,788	$85,464	$56,324
Share-based compensation	5,847	4,202	1,645
Depreciation and amortization	19,723	22,451	(2,728)

Adjusted operating cash flow	$167,358	$112,117	$55,241

Revenues, net for the year ended December 31, 2009 increased $44,135 (10%) as compared to revenues, net for the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue, primarily at MSG Networks (see discussion below)	$42,134
Increase in advertising revenue (see discussion below)	1,466
Other net increases	535

$44,135

The increase in affiliation fee revenue discussed above was primarily attributable to increases in contractual affiliation rates and higher subscriber counts. Most of MSG Media’s affiliation agreements provide for rate increases effective January 1 of each year.
Effective January 1, 2010, a new long-term affiliation agreement was entered into between Cablevision and the MSG Networks. This new long-term affiliation agreement will result in estimated incremental revenues provided to MSG Media of approximately $30,000 for 2010, as compared to the amount recognized by the Company pursuant to the Company’s arrangement with Cablevision for 2009, and other additional consideration. This new affiliation agreement provides for the carriage of the MSG network and MSG Plus program services on Cablevision’s cable systems in the New York tri-state area. This agreement has a term of 10 years, obligates Cablevision to carry such program services on its cable systems and provides for the payment by Cablevision to the Company of a per subscriber license fee, which fee is increased each year during the term of the agreement.
The increase in advertising revenue discussed above primarily reflects higher ratings at Fuse.

Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2009 decreased $10,281 (5%) as compared to the prior year. The net decrease is attributable to the following:

Increase in rights fees	$3,188
Decrease due to lower levels of other production costs, primarily at Fuse	(13,469)

$(10,281)

As a percentage of revenues, net, technical and operating expenses decreased 7% during the year ended December 31, 2009 as compared to the prior year.
Selling, general and administrative expenses for the year ended December 31, 2009 increased $820 (1%) as compared to the prior year. The net increase is attributable to the following:

Increase due to higher employee salaries and related benefits	$11,370
Decrease due to lower marketing costs, primarily at Fuse	(9,363)
Other net decreases	(1,187)

$820

As a percentage of revenues, net, selling, general and administrative expenses decreased 2% during the year ended December 31, 2009 as compared to the prior year.
Depreciation and amortization for the year ended December 31, 2009 decreased $2,728 (12%) as compared to the prior year resulting primarily from lower amortization of intangible assets of $3,591 for the year ended December 31, 2009 compared to 2008 primarily due to certain intangible assets becoming fully amortized.
Adjusted operating cash flow increased $55,241 (49%) for the year ended December 31, 2009 as compared to the prior year. The increase, as discussed above, was due primarily to an increase in affiliation fee revenue and a net decrease in operating costs.
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s MSG Entertainment segment.

	Years Ended December 31,
	2009		2008		Increase in
		% of Net		% of Net	Operating
	Amount	Revenues	Amount	Revenues	Loss

Revenues, net	$286,543	100%	$307,816	100%	$(21,273)
Technical and operating expenses (excluding depreciation and amortization)	250,068	87	243,933	79	(6,135)
Selling, general and administrative expenses	63,701	22	56,939	18	(6,762)
Depreciation and amortization	10,346	4	9,407	3	(939)

Operating loss	$(37,572)	(13)%	$(2,463)	(1)%	$(35,109)

The following is a reconciliation of operating loss to adjusted operating cash flow:

	Years Ended December 31,		Increase
	2009	2008	(Decrease) In
	Amount	Amount	AOCF
Operating loss	$(37,572)	$(2,463)	$(35,109)
Share-based compensation	5,420	3,692	1,728
Depreciation and amortization	10,346	9,407	939

Adjusted operating cash flow	$(21,806)	$10,636	$(32,442)

Revenues, net for the year ended December 31, 2009 decreased $21,273 (7%) as compared to revenues, net for the prior year. The net decrease is attributable to the following:

Decrease in revenues at The Garden (see discussion below)	$(20,617)
Decrease in revenues from the winter themed production, Wintuk, due primarily to lower attendance in 2009 than in 2008	(6,305)
Decrease in revenues from the presentation of the Radio City Christmas Spectacular (see discussion below)	(3,492)
Increase in revenues at the Beacon Theatre which was shut down for the last five months of 2008 for its restoration	12,573
Increase in revenues from the Chicago Theatre, primarily due to a new production, Banana Shpeel, first presented in 2009	3,437
Other net decreases	(6,869)

$(21,273)

For the year ended December 31, 2009, revenues at The Garden have decreased as compared to the prior year primarily due to a decline in the number of events booked at The Garden due to fewer artists touring in 2009 than in 2008, primarily we believe reflecting the current economic environment.
Net lower revenues from the presentation of the Radio City Christmas Spectacular primarily reflects lower attendance at the show’s presentation at Radio City Music Hall, primarily we believe reflecting the current economic environment. This decline was offset in part by an increase in revenues from the show’s theater touring productions.
Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2009 increased $6,135 (3%) as compared to the prior year. The net increase is attributable to the following:

Increase in event expenses for the Beacon Theatre which was shut down for the last five months of 2008 for its restoration	$7,326
Increase in show costs for the Chicago Theatre almost entirely related to event costs associated with the new production, Banana Shpeel	5,189
Increase in venue operating costs, including the impact of a new venue booking agreement for the Wang Theatre	4,418
Net increase in expenses from the presentation of the Radio City Christmas Spectacular (see discussion below)	1,658
Net decrease in event expenses for The Garden	(9,497)
Decrease in show costs related to the winter themed production, Wintuk	(3,560)
Other net increases	601

$6,135

The increase in expenses from the presentation of the Radio City Christmas Spectacular is primarily due to an increase in costs related to the show’s arena-sized touring production partly offset by decreases in expenses related to the presentation at Radio City Music Hall.

As a percentage of revenues, net, technical and operating expenses increased 8% during the year ended December 31, 2009 as compared to the prior year.
Selling, general and administrative expenses for the year ended December 31, 2009 increased $6,762 (12%) as compared to the prior year. The net increase is attributable to the following:

Increase in employee salaries and related benefits	$7,719
Other net decreases	(957)

$6,762

As a percentage of revenues, net, selling, general and administrative expenses increased 4% during the year ended December 31, 2009 as compared to the prior year.
Adjusted operating cash flow decreased $32,442 (305%) for the year ended December 31, 2009 as compared to the prior year. The decrease, as discussed above, was due primarily to lower revenues from live entertainment events and a net increase in operating costs.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s MSG Sports segment.

	Years Ended December 31,				(Increase)
	2009		2008		Decrease in
		% of Net		% of Net	Operating
	Amount	Revenues	Amount	Revenues	Loss

Revenues, net	$368,607	100%	$369,333	100%	$(726)
Technical and operating expenses (excluding depreciation and amortization)	281,217	76	316,723	86	35,506
Selling, general and administrative expenses	108,344	29	88,331	24	(20,013)
Depreciation and amortization	10,956	3	10,706	3	(250)

Operating loss	$(31,910)	(9)%	$(46,427)	(13)%	$14,517

The following is a reconciliation of operating loss to adjusted operating cash flow:

	Years Ended December 31,		Increase
	2009	2008	(Decrease) in
	Amount	Amount	AOCF
Operating loss	$(31,910)	$(46,427)	$14,517
Share-based compensation	2,995	4,838	(1,843)
Depreciation and amortization	10,956	10,706	250

Adjusted operating cash flow	$(17,959)	$(30,883)	$12,924

Revenues, net for the year ended December 31, 2009 decreased $726 as compared to revenues, net for the prior year. The net decrease is attributable to the following:

Decrease in sports team playoff related revenues, primarily due to fewer playoff games	$(4,003)
Decrease in revenues from other live sporting events (see discussion below)	(3,657)
Increase in sports team regular season ticket related revenue due primarily to higher average ticket prices	6,416
Other net increases, primarily related to an increase in rights fees charged to MSG Media partly offset by a decrease in suite revenues	518

$(726)

The decrease in revenues from other live sporting events discussed above was primarily due to lower boxing ticket sales, mostly attributable to the absence of large scale boxing events, such as those Promoted in 2008, partly offset by an increase in revenues for college basketball in 2009.
Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2009 decreased $35,506 (11%) as compared to the prior year. The net decrease is attributable to the following:

Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax) (see discussion below)	$(16,887)
Decrease due to lower net provision for NBA luxury tax (excluding the impact of certain team personnel transactions described above) of $7,948 and lower net provision for NHL revenue sharing (excluding playoffs) of $3,512 (see discussion below)	(11,460)
Decrease in expenses associated with other live sporting events (see discussion below)	(8,912)
Decrease in sports team playoff related expenses, including playoff related NHL revenue sharing	(1,577)
Increase in other team operating costs, including team personnel compensation, net of insurance recovery (see discussion below)	1,207
Increase in venue operating costs	1,088
Other net increases	1,035

$(35,506)

Net provisions for certain team personnel transactions (including the impact of NBA luxury tax), NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs) were as follows:

	Years Ended December 31,
	2009	2008
	Amount	Amount	Decreases
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$8,040	$24,927	$(16,887)
Net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs)	3,488	14,948	(11,460)
Team personnel transactions for the year ended December 31, 2009 primarily reflect provisions recorded for player waivers and the costs associated with a player trade of $5,169 and $3,286, respectively. Team personnel transactions for the year ended December 31, 2008 primarily reflect provisions recorded for career-ending and season-ending player injuries of $20,952, which is net of anticipated insurance recoveries of $11,935, as well as player waivers of $3,226. The cost of these transactions are recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.

The change in the net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs) for the year ended December 31, 2009 as compared to the prior year, as reflected in the table above, reflects a lower net provision for NBA luxury tax, based primarily on the Knicks’ estimated season-ending team salaries subject to the tax and a lower net provision for NHL revenue sharing expense, based primarily on estimates of the Rangers’ and league-wide season-ending revenues. See “Business Overview—MSG Sports—Expenses—Player Salaries and League Payments.”
The lower expenses associated with other live sporting events primarily reflect the absence of costs associated with one of the large scale boxing events Promoted in 2008.
The increase in other team operating costs during the year ended December 31, 2009, as compared to the prior year, is net of $4,838 in insurance recoveries related to a non season-ending player injury in 2009.
As a percentage of revenues, net, technical and operating expenses decreased 10% during the year ended December 31, 2009 as compared to the prior year.
Selling, general and administrative expenses for the year ended December 31, 2009 increased $20,013 (23%) as compared to the prior year. The net increase is attributable to the following:

Increase in severance-related costs, primarily attributable to a separation agreement with a team executive entered into in 2009	$14,779
Increase in employee salaries and related benefits	4,345
Other net increases	889

$20,013

As a percentage of revenues, net, selling, general and administrative expenses increased 5% during the year ended December 31, 2009 as compared to the prior year.
Adjusted operating cash flow increased $12,924 (42%) for the year ended December 31, 2009 as compared to 2008. The increase was due primarily to lower operating expenses partly offset by the higher severance costs discussed above.
Comparison of Combined Year Ended December 31, 2008 Versus Year Ended December 31, 2007
Combined Results
Revenues, net for the year ended December 31, 2008 increased $40,776 (4%) as compared to revenues, net for the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues, net	$38,482
Decrease in MSG Entertainment segment revenues, net	(8,476)
Increase in MSG Sports segment revenues, net	13,535
Inter-segment eliminations	(2,765)

$40,776

Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2008 increased $89,796 (14%) as compared to 2007. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$26,634
Increase in MSG Entertainment segment expenses	22,515
Increase in MSG Sports segment expenses	43,156
Increase in other expenses	247
Inter-segment eliminations	(2,756)

$89,796

As a percentage of revenues, net, technical and operating expenses increased 7% in 2008 as compared to 2007.
Selling, general and administrative expenses for the year ended December 31, 2008 increased $26,869 (11%) as compared to 2007. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$7,774
Increase in MSG Entertainment segment expenses	8,788
Increase in MSG Sports segment expenses	8,904
Increase in litigation expense and settlements not allocated to segments	7,911
Decrease in other expenses	(6,508)

$26,869

The decrease in other expenses discussed above primarily reflects lower other professional fees.
As a percentage of revenues, net, selling, general and administrative expenses increased 2% in 2008 as compared to 2007.
Gain on curtailment of pension plans for the year ended December 31, 2007 amounted to $15,873. As of December 31, 2007, a Company-sponsored qualified defined benefit pension plan covering certain non-union employees and a Company-sponsored, non-qualified unfunded defined benefit pension plan covering certain employees who participate in the underlying qualified plan were amended to freeze all benefits earned through December 31, 2007 and eliminate the ability of participants to earn benefits for future service under these plans.
Depreciation and amortization for the year ended December 31, 2008 increased $4,008 (6%) as compared to 2007. The net increase resulted from higher depreciation of $5,137, which was primarily attributable to the acceleration of depreciation of certain components of The Garden due to its planned renovation, offset by lower amortization of intangible assets of $1,129 due primarily to certain intangible assets becoming fully amortized.
Adjusted operating cash flow for the year ended December 31, 2008 decreased $90,745 (60%) as compared to the prior year. The net decrease is attributable to the following:

Increase in adjusted operating cash flow of the MSG Media segment	$3,709
Decrease in adjusted operating cash flow of the MSG Entertainment segment	(39,181)
Decrease in adjusted operating cash flow of the MSG Sports segment	(37,741)
Decrease in adjusted operating cash flow due to higher litigation expense not allocated to segments	(7,911)
Gain on curtailment of pension plans recorded in 2007	(15,873)
Other net increases	6,252

$(90,745)

Interest income, net for the year ended December 31, 2008 decreased $9,688 (83%) as compared to 2007. The net decrease was primarily attributable to lower levels of interest income caused primarily by our use of cash to make non-interest bearing advances to a subsidiary of Cablevision of $130,000 in 2007 and an additional $60,000 in 2008.
Income tax benefit for the year ended December 31, 2008 of $11,387 differs from the income tax benefit derived from applying the federal statutory tax rate to the pretax loss due principally to state income taxes, a tax benefit of $1,555 resulting from nontaxable disability insurance proceeds offset by tax expense of $2,464 relating to nondeductible expenses, and a tax benefit of $5,769 resulting from a change in the estimated applicable corporate tax rate used to determine deferred tax assets and liabilities.
Income tax expense for the year ended December 31, 2007 of $45,031 differs from the income tax expense derived from applying the federal statutory tax rate to pretax income due principally to state income taxes, tax expense of $2,362 resulting from nondeductible disability insurance premiums, tax expense of $1,212 relating to nondeductible expenses, and tax expense of $4,385 resulting from a change in the estimated applicable corporate tax rate used to determine deferred tax assets and liabilities.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s MSG Media segment.

	Years Ended December 31,				Increase
	2008		2007		(Decrease) in
		% of Net		% of Net	Operating
	Amount	Revenues	Amount	Revenues	Income

Revenues, net	$430,004	100%	$391,522	100%	$38,482
Technical and operating expenses (excluding depreciation and amortization)	227,746	53	201,112	51	(26,634)
Selling, general and administrative expenses	94,343	22	86,569	22	(7,774)
Restructuring expense	—	—	221	—	221
Depreciation and amortization	22,451	5	21,067	5	(1,384)

Operating income	$85,464	20%	$82,553	21%	$2,911

The following is a reconciliation of operating income to adjusted operating cash flow:

	Years Ended December 31,		Increase
	2008	2007	(Decrease) in
	Amount	Amount	AOCF
Operating income	$85,464	$82,553	$2,911
Share-based compensation	4,202	4,567	(365)
Restructuring expense	—	221	(221)
Depreciation and amortization	22,451	21,067	1,384

Adjusted operating cash flow	$112,117	$108,408	$3,709

Revenues, net for the year ended December 31, 2008 increased $38,482 (10%) as compared to revenues, net for the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue (see discussion below)	$43,667
Decrease in advertising revenue (see discussion below)	(7,471)
Other net increases	2,286

$38,482

The increase in affiliation fee revenue was primarily attributable to increases in contractual affiliation rates and higher subscriber counts. Most of MSG Media’s affiliation agreements provide for rate increases effective January 1 of each year.
Advertising revenues at MSG Networks were lower in 2008 as compared to 2007 due primarily to lower per game advertising revenues in the fourth quarter of 2008 for the sports teams. This variance reflected the period’s economic environment. Advertising revenues at Fuse in 2008 as compared to 2007 were also lower primarily as a result of lower program ratings.
Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2008 increased $26,634 (13%) as compared to the prior year. The net increase is attributable to the following:

Increase in level of MSG Media rights fee expense due primarily to MSG Networks’ annual sports rights increases	$10,901
Increase in levels of other production costs due primarily to Fuse (see discussion below)	15,733

$26,634

Fuse’s programming and other production costs in 2008 were higher than 2007 as a result of initiatives taken to develop programming in support of our effort to reposition the network as a national multi-platform music network.
As a percentage of revenues, net, technical and operating expenses increased 2% during the year ended December 31, 2008 as compared to the prior year.
Selling, general and administrative expenses for the year ended December 31, 2008 increased $7,774 (9%) as compared to the prior year. The net increase is attributable to the following:

Increase in marketing costs, primarily at Fuse (see discussion below)	$10,960
Other net decreases, primarily lower rent	(3,186)

$7,774

Marketing costs at Fuse in 2008 were higher than 2007 reflecting marketing initiatives taken to rebrand Fuse as a network primarily dedicated to music, as well as marketing support for the programming initiatives set forth above.
As a percentage of revenues, net, selling, general and administrative expenses remained flat during the year ended December 31, 2008 as compared to the prior year.
Depreciation and amortization for the year ended December 31, 2008 increased $1,384 (7%) as compared to the prior year resulting primarily from higher depreciation expense of $1,401 primarily due to fixed asset additions.

Adjusted operating cash flow increased $3,709 (3%) for the year ended December 31, 2008 as compared to 2007. The increase, as discussed above, was due primarily to an increase in affiliation fee revenue, substantially offset by higher operating costs.
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s MSG Entertainment segment.

	Years Ended December 31,
	2008		2007		Increase in
		% of Net		% of Net	Operating
	Amount	Revenues	Amount	Revenues	Loss

Revenues, net	$307,816	100%	$316,292	100%	$(8,476)
Technical and operating expenses (excluding depreciation and amortization)	243,933	79	221,418	70	(22,515)
Selling, general and administrative expenses	56,939	18	48,151	15	(8,788)
Depreciation and amortization	9,407	3	8,718	3	(689)

Operating income (loss)	$(2,463)	(1)%	$38,005	12%	$(40,468)

The following is a reconciliation of operating income (loss) to adjusted operating cash flow:

	Years Ended December 31,		Increase
	2008	2007	(Decrease) in
	Amount	Amount	AOCF
Operating income (loss)	$(2,463)	$38,005	$(40,468)
Share-based compensation	3,692	3,094	598
Depreciation and amortization	9,407	8,718	689

Adjusted operating cash flow	$10,636	$49,817	$(39,181)

Revenues, net for the year ended December 31, 2008 decreased $8,476 (3%) as compared to revenues, net for the prior year. The net decrease is attributable to the following:

Decrease in revenues from the presentation of the Radio City Christmas Spectacular (see discussion below)	$(8,023)
Net decrease in revenues for the Beacon Theatre, primarily due to a five month shutdown in 2008 for its restoration	(7,805)
Decrease in revenues from the winter themed production, Wintuk, due primarily to lower attendance	(7,414)
Increase due to impact of new venues, primarily The Chicago Theatre acquired in the fourth quarter of 2007	8,126
Net increase in revenues from the presentation of other live entertainment events (see discussion below)	3,494
Other net increases	3,146

$(8,476)

Net lower revenues from the presentation of the Radio City Christmas Spectacular discussed above reflect lower revenues at the show’s presentation at Radio City Music Hall, due primarily to lower attendance. This reduction was offset in part by a net increase in revenues from the show’s touring productions. The increase in revenues from the show’s touring productions was due to the impact of the launch of a new arena-sized touring show for the 2008 holiday season offset in part by lower revenue for the touring show’s theater presentations which was primarily the result of fewer scheduled performances and lower attendance.

The net higher revenues from the presentation of other live entertainment events discussed above were primarily due to additional entertainment events and the change in the mix of events.
Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2008 increased $22,515 (10%) as compared to the prior year. The net increase is attributable to the following:

Net increase in expenses from the presentation of the Radio City Christmas Spectacular (see discussion below)	$16,258
Increase in venue operating costs including the impact of a new venue booking agreement for the Wang Theatre	4,623
Increase in expenses for entertainment events at The Chicago Theatre, which was acquired in the fourth quarter of 2007	4,538
Net increase in expenses associated with the higher revenues from other live entertainment events discussed above	689
Net decrease in show costs related to the winter themed production, Wintuk	(3,162)
Net decrease in event expenses for the Beacon Theatre, primarily due to a five-month shutdown in 2008 for its restoration	(3,015)
Other net increases	2,584

$22,515

The net increase in expenses from the presentation of the Radio City Christmas Spectacular shows primarily represents the increased costs associated with the launch of the new arena-sized touring show partly offset by the lower cost associated with the theater touring version of the show, due primarily to fewer scheduled performances.
As a percentage of revenues, net, technical and operating expenses increased 9% during the year ended December 31, 2008 as compared to the prior year.
Selling, general and administrative expenses for the year ended December 31, 2008 increased $8,788 (18%) as compared to the prior year. The net increase is attributable to the following:

Net increase in legal and other professional fees	$2,837
Increase in employee salaries and related benefits	2,159
Other net increases, primarily higher rent	3,792

$8,788

As a percentage of revenues, net, selling, general and administrative expenses increased 3% during the year ended December 31, 2008 as compared to the prior year.
Depreciation and amortization for the year ended December 31, 2008 increased $689 (8%) as compared to the prior year resulting primarily from higher depreciation expense due to fixed asset additions.
Adjusted operating cash flow decreased $39,181 (79%) for the year ended December 31, 2008 as compared to 2007. The decrease, as discussed above, was due primarily to a net decrease in revenues and a net increase in operating costs.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company’s MSG Sports segment.

	Years Ended December 31,				(Increase)
	2008		2007		Decrease in
		% of Net		% of Net	Operating
	Amount	Revenues	Amount	Revenues	Loss
Revenues, net	$369,333	100%	$355,798	100%	$13,535
Technical and operating expenses (excluding depreciation and amortization)	316,723	86	273,567	77	(43,156)
Selling, general and administrative expenses	88,331	24	79,427	22	(8,904)
Depreciation and amortization	10,706	3	11,783	3	1,077

Operating loss	$(46,427)	(13)%	$(8,979)	(3)%	$(37,448)

The following is a reconciliation of operating loss to adjusted operating cash flow:

	Years Ended December 31,		Increase
	2008	2007	(Decrease) in
	Amount	Amount	AOCF
Operating loss	$(46,427)	$(8,979)	$(37,448)
Share-based compensation	4,838	4,054	784
Depreciation and amortization	10,706	11,783	(1,077)

Adjusted operating cash flow	$(30,883)	$6,858	$(37,741)

Revenues, net for the year ended December 31, 2008 increased $13,535 (4%) as compared to revenues, net for the prior year. The net increase is attributable to the following:

Increase in revenues from other live sporting events (see discussion below)	$8,842
Increase in primarily non-recurring NBA and NHL distributions	6,461
Increase in sports teams’ regular season ticket related revenue due primarily to higher average ticket prices	5,843
Decrease due to termination of the operating agreements for two Connecticut venues effective July 1, 2007	(6,925)
Other net decreases	(686)

$13,535

The increase in revenues from other live sporting events discussed above was primarily due to higher ticket sales mostly attributable to a large scale boxing match we Promoted in 2008 and an increase in the number of events that were Promoted.

Technical and operating expenses (excluding depreciation and amortization) for the year ended December 31, 2008 increased $43,156 (16%) as compared to the prior year. The net increase is attributable to the following:

Increase in team personnel compensation	$13,214
Increase in expenses associated with other live sporting events (see discussion below)	12,769
Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax) (see discussion below)	18,090
Increase due to higher net provision for NHL revenue sharing (excluding playoffs) of $1,307 partly offset by lower net provision for NBA luxury tax (excluding the impact of certain team personnel transactions described above) of $213 (see discussion below)	1,094
Increase in other team operating expenses	2,047
Decrease due to termination of the operating agreements for two Connecticut venues effective July 1, 2007	(6,263)
Other net increases	2,205

$43,156

Net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions), NHL revenue sharing (excluding playoffs) and certain team personnel transactions (including the impact of NBA luxury tax) were as follows:

	Years Ended December 31,
	2008	2007
	Amount	Amount	Increases
Net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions described below) and NHL revenue sharing (excluding playoffs)	$14,948	$13,854	$1,094
Net provisions for certain team personnel transactions, including the impact of NBA luxury tax	24,927	6,837	18,090
The change in the net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions described below) and NHL revenue sharing (excluding playoffs) for the year ended December 31, 2008 as compared to the prior year, as reflected in the table above, reflects a lower net provision for NBA luxury tax, based primarily on the Knicks’ estimated season-ending team salaries subject to the tax and a higher net provision for NHL revenue sharing expense, based primarily on estimates of the Rangers’ and league-wide season-ending revenues. See “—MSG Sports—Expenses—Player Salaries and League Payments.”
Team personnel transactions discussed above for the year ended December 31, 2008 primarily reflect provisions recorded for career-ending and season-ending player injuries of $20,952, which is net of anticipated insurance recoveries of $11,935, as well as player waivers of $3,226. Team personnel transactions for the year ended December 31, 2007 primarily reflect provisions recorded for player waivers and a season-ending player injury of $4,254 and $2,502, respectively. The cost of these transactions are recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.
The higher expenses associated with other live sporting events primarily reflects the costs associated with a large scale boxing event we Promoted in 2008.
As a percentage of revenues, net, technical and operating expenses increased 9% during the year ended December 31, 2008 as compared to the prior year.

Selling, general and administrative expenses for the year ended December 31, 2008 increased $8,904 (11%) as compared to the prior year. The net increase is attributable to the following:

Increase in employee salaries and related benefits	$6,298
Increase in legal and other professional fees	868
Decrease due to termination of the operating agreements for two Connecticut venues effective July 1, 2007	(2,723)
Other net increases, primarily higher rent	4,461

$8,904

As a percentage of revenues, net, selling, general and administrative expenses increased 2% during the year ended December 31, 2008 as compared to the prior year.
Depreciation and amortization for the year ended December 31, 2008 as compared to the prior year decreased $1,077 (9%), due primarily to lower amortization expense of intangible assets due primarily to certain intangible assets becoming fully amortized.
Adjusted operating cash flow decreased $37,741 (550%) for the year ended December 31, 2008 as compared to 2007. The decrease, as discussed above, was due primarily to higher operating costs offset in part by an increase in revenues.
Liquidity and Capital Resources
Overview
Sources of cash primarily include cash flow from the operations of our businesses. Our principal uses of cash include capital spending and investments that we may fund from time to time. We currently expect that our net funding and investment requirements for the next twelve months will be met by our cash on hand and cash generated by our operating activities. The decision of the Company as to the use of cash on hand and cash generated from operating or financing activities will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We previously announced our intent to pursue a major renovation of The Garden. We continue to review all aspects of this complex project with our consultants in order to improve the renovation plans, mitigate project risks and identify efficiencies in all aspects of costs, planning and project-phasing. We also continue to develop our cost and capital investment estimates to ensure that the planned renovation meets our overall expectations and objectives.
While the pre-construction planning and cost estimates of this renovation are not yet final, we currently expect that the project’s cost will be between $775,000 and $850,000. Total arena renovation expenditures incurred through December 31, 2009 were approximately $60,000 of which approximately $35,000 was in 2009. We expect that the estimated costs associated with the project will be met from cash on hand, receipt of repayments of advances made to a subsidiary of Cablevision and cash flow from our operations. We have recently entered into a senior secured revolving credit facility with a syndicate of lenders. (See “— Financing Agreements” below.) To the extent that management determines that financing for this renovation is required or desirable, we would expect to draw on this facility.
In order to most efficiently and effectively complete the renovation, it will be a year-round project. Our goal is to minimize disruption to current operations and to achieve this, The Garden will remain open for the New York Knicks’ and New York Rangers’ seasons in the years the renovation takes place, while we sequence the construction to ensure that we maximize our construction efforts when we close the arena during summer months. Our current expectation is that the renovated lower bowl of The Garden will be open for the 2011-12 seasons, and that the renovated upper bowl will be open for the 2012-13 seasons.
Although the Company continues to pursue the arena renovation plan, there can be no assurance that a renovation will occur or what the ultimate cost, scope or timing of any renovation activity may be.

We have assessed the implications of the recent distress in the capital and credit markets on our ability to meet our net funding and investing requirements over the next twelve months and we believe that a combination of cash-on-hand and cash generated from operating activities should provide us with sufficient liquidity. However, continued market disruptions could cause broader economic downturns, which may lead to lower demand for our services, such as lower levels of attendance or advertising. These events would adversely impact our results of operations, cash flows and financial position. We continue to evaluate options to manage our liquidity and capital structure.
The Company will have an insignificant amount of tax net operating losses immediately subsequent to the Distribution.
Financing Agreements
Credit Facility
On January 28, 2010, MSG L.P., our wholly owned subsidiary, and certain subsidiaries of MSG L.P. entered into a credit agreement with a syndicate of lenders providing for a new senior secured revolving credit facility of up to $375,000 with a term of five years. As of March 12, 2010, $1,220 has been utilized for letters of credit issued on behalf of MSG L.P., therefore $373,780 of the $375,000 revolving credit facility was available. The proceeds of borrowings under the facility are expected to be available for working capital and capital expenditures, and for general corporate purposes, including but not limited to the renovation of The Garden. Up to $75,000 of the revolving credit facility is available for the issuance of letters of credit. All borrowings under the revolving credit facility, including, without limitation, amounts utilized under the revolving line of credit are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.
Interest Rates and Fees
Borrowings under the credit agreement bear interest at a floating rate which at the option of MSG L.P. may be either 2.5% over a floating base rate or 3.5% over an adjusted LIBOR rate. Upon a payment default in respect of principal, interest or other amounts due and payable under the credit agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum.
The credit agreement requires MSG L.P. to pay a commitment fee of 0.75% in respect of the average daily unused commitments thereunder. MSG L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the credit agreement.
Guarantees and Security
All obligations under the credit agreement are guaranteed by MSG L.P.’s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries in accordance with the credit facility (the “Guarantors”). All obligations under the credit agreement, including the guarantees of those obligations, are secured by certain of the assets of MSG L.P. and each Guarantor, (collectively, “Collateral”) including, but not limited to, a pledge of the equity interests held directly or indirectly by MSG L.P. in each Guarantor. The Collateral, however, does not include, among other things, our sports franchises or other assets of any of MSG L.P.’s teams, including of the New York Knicks and the New York Rangers, or any interests in real property of MSG L.P. or the Guarantors, including the Madison Square Garden complex, the leasehold interest in Radio City Music Hall and MSG L.P.’s real property interest in other venues.
Prepayments
Subject to customary notice and minimum amount conditions, MSG L.P. may voluntarily prepay outstanding loans under the credit agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurodollar loans).

With certain exceptions, MSG L.P. is required to make mandatory prepayments, in certain circumstances, including without limitation from the net cash proceeds of certain sales of assets (including Collateral) or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), and the incurrence of certain indebtedness.
Certain Covenants and Events of Default
The credit agreement contains certain restrictions on the ability of MSG L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the credit agreement, including the following: (i) incur additional indebtedness; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock; (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend specified material agreements; (ix) merge or consolidate; (x) make dispositions; and (xi) enter into agreements that restrict the granting of liens. In addition, under the credit agreement, Madison Square Garden, Inc. must generally remain a passive holding company.
The credit agreement requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00; and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for Madison Square Garden, Inc.
The credit agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default.
Intercompany Advances
As of December 31, 2009, our intercompany advances to a subsidiary of Cablevision, aggregating $190,000, remained outstanding. On January 28, 2010, the intercompany advances were replaced with a promissory note having a principal amount of $190,000. The note accrues interest at a rate of 3.25% per annum. The note is non-amortizing and has a maturity date of June 30, 2010 with prepayment without penalty at Cablevision’s option.
Tax Disaffiliation Agreement
Under the terms of our Tax Disaffiliation Agreement with Cablevision, in order to preserve the tax-free treatment to Cablevision of the Distribution, we are subject to certain restrictions during the two-year period following the Distribution that might affect our ability to raise cash. In particular, we may not issue equity securities if any such issuances would, in the aggregate, constitute 50% or more of the voting power or value of our capital stock, which might limit our financing options. This restriction will be more pronounced if the market price of our stock declines significantly below the value of our stock on the Distribution date, since the restrictions in the Tax Disaffiliation Agreement apply to the number of shares issued, rather than the proceeds we receive upon issuance. In addition, we are restricted from selling certain of our assets during the two-year period, which might also impede our ability to raise cash through asset sales.
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities amounted to $101,881 for the year ended December 31, 2009 compared to $69,446 for the year ended December 31, 2008. The cash provided by operating activities during 2009 resulted from $88,985 of income before depreciation and amortization, $14,078 of non-cash items, a $18,266 increase in the deferred tax liability and a $11,148 increase in deferred revenue. Partially offsetting these increases were decreases in cash resulting from a $2,700 decrease in current and other assets and a $27,896 decrease in accrued and other liabilities. The increase in cash provided by operating activities of $32,435 for the year ended December 31, 2009 as compared to the year ended December 31, 2008 resulted from an increase in income before depreciation and amortization and other non-cash items of $32,496, partially offset by a decrease of $61 resulting from changes in other assets and liabilities, including the timing of payments among other items.

Net cash provided by operating activities amounted to $69,446 for the year ended December 31, 2008 compared to $102,822 for the year ended December 31, 2007. The 2008 cash provided by operating activities resulted from $61,295 of income before depreciation and amortization, $9,272 of non-cash items and a $58,163 increase in accrued and other liabilities. Partially offsetting these increases were decreases in cash resulting from a $17,207 decrease in current and other assets, a $17,973 decrease in deferred revenue, a $12,717 decrease in accounts payable and a decrease in the deferred tax liability of $11,387. The decrease in cash provided by operating activities of $33,376 in 2008 as compared to 2007 resulted from a decrease in income before depreciation and amortization and other non-cash items of $30,809 and a net decrease of $2,567 resulting from changes in working capital, including the timing of payments among other items.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2009 was $59,287 compared to $92,824 for the year ended December 31, 2008. The 2009 investing activities primarily consisted of $59,361 of capital expenditures.
Net cash used in investing activities for the year ended December 31, 2008 was $92,824 compared to $44,521 for the year ended December 31, 2007. The 2008 investing activities consisted of $55,192 of capital expenditures and $37,632 of payment relating to the acquisition of an interest in a company, accounted for as a cost method investment. The 2007 investing activities consisted primarily of $30,107 of capital expenditures and $14,425 of payments relating to the purchase of The Chicago Theatre.
Financing Activities
Net cash used in financing activities amounted to $3,604 for the year ended December 31, 2009 compared to net cash used in financing activities of $61,277 for the year ended December 31, 2008. For 2009, the Company’s financing activities consisted primarily of deferred financing costs of $2,530 and $1,222 of principal payments on capital leases.
Net cash used in financing activities amounted to $61,277 for the year ended December 31, 2008 compared to net cash used in financing activities of $120,945 for the year ended December 31, 2007. In 2008, the Company’s financing activities consisted primarily of an advance of $60,000 to a subsidiary of Cablevision. In 2007, the Company’s financing activities consisted primarily of an advance of $130,000 to a subsidiary of Cablevision, partially offset by a capital contribution from Cablevision of $9,961.
Contractual Obligations and Off Balance Sheet Arrangements
The Company’s contractual obligations as of December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table:

	Payments Due by Period
		Year	Years	Years	More Than
	Total	1	2-3	4-5	5 Years
Off balance sheet arrangements:
Contractual obligations(a)	$1,319,595	$202,731	$214,715	$141,731	$760,418
Operating lease obligations(b)	425,288	33,437	73,759	73,246	244,846
Letters of credit(c)	2,400	2,400	—	—	—

	1,747,283	238,568	288,474	214,977	1,005,264

Contractual obligations reflected on the balance sheet:
Capital lease obligations(d)	8,808	1,822	2,444	1,244	3,298
Contractual obligations(e)	66,292	34,508	6,093	5,863	19,828

	75,100	36,330	8,537	7,107	23,126

Total	$1,822,383	$274,898	$297,011	$222,084	$1,028,390

(a)	Contractual obligations not reflected on the balance sheet consist primarily of (i) long-term rights agreements which provide the Company with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments in the MSG Media segment, (ii) obligations under employment agreements that the Company has to its professional sports teams’ personnel in the MSG Sports segment that are generally guaranteed regardless of employee injury or termination, and (iii) minimum purchase requirements incurred in the normal course of the Company’s operations.

(b)	Operating lease obligations primarily represent future minimum rental payments on various long-term, noncancelable leases for office and storage space, and lease commitments for Radio City Music Hall and the Beacon Theatre.

(c)	Consists primarily of a letter of credit obtained by the Company under a certain lease agreement.

(d)	Reflects the face amount of capital lease obligations, including related interest.

(e)	Consists principally of amounts earned under employment agreements that the Company has with certain of its professional sports teams’ personnel in the MSG Sports segment.
The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the NBA for luxury tax payments or revenue assistance, or the NHL for revenue sharing.
Seasonality of Our Business
The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the first and fourth quarter of each year. The dependence of the MSG Entertainment segment on revenues from its Christmas shows generally means it earns a disproportionate share of its revenues and operating income in the fourth quarter of each year.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
To be Adopted by the Fourth Quarter of 2010
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 outlines certain new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in the Accounting Standards Codification (“ASC”) Topic 820-10. ASU No. 2010-06 amends ASC Topic 820-10 to now require that (a) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU No. 2010-06 clarifies existing disclosures on (a) how a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and (b) how a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU No. 2010-06 is effective for the Company in the fourth quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures will be effective for the Company in the first quarter of 2011. Early adoption is permitted.
To be Adopted by the First Quarter of 2011
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions. ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand alone basis. ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. ASU No. 2009-13 is required to be adopted on a prospective basis to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

Critical Accounting Policies
In preparing its combined financial statements, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets at December 31, 2009 include goodwill of $742,492, other intangible assets, net of $306,124 ($158,096 of which are identifiable indefinite-lived intangibles), and $342,005 of property and equipment, net. These assets accounted for approximately 68% of the Company’s combined total assets as of December 31, 2009.
For long-lived assets, including intangible assets subject to amortization, the Company evaluates assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.
Goodwill and identifiable indefinite-lived intangible assets, which represent the Company’s various trademarks and sports franchise intangibles, are tested annually for impairment during the first quarter and at any time upon the occurrence of certain events or substantive changes in circumstances.
The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company’s identifiable indefinite-lived intangible assets consist of sports franchises included in the MSG Sports segment of $96,215 and the Radio City and The Chicago Theatre related trademarks of $53,881 and $8,000, respectively, included in the MSG Entertainment segment.
The impairment test for goodwill is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. For the purpose of evaluating goodwill impairment, the Company has three reporting units, all of which recognized goodwill. These reporting units are MSG Media, MSG Entertainment and MSG Sports. The goodwill balance as of December 31, 2009 by reporting unit is as follows:

Reporting Unit
MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187

$742,492

In assessing the recoverability of the Company’s goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rate, and determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables. In addition, for MSG Entertainment, these valuations include assumptions for number of shows and events at the Company’s venues and number of shows related to the Company’s proprietary content on tour. For MSG Sports, these valuations include assumptions for ticket sales, which include suite income, local and national television broadcasting rights, sponsorships, concessions, player and other team personnel compensation, and luxury tax or revenue sharing assumptions for comparable market transactions. For MSG Media, these valuations also include assumptions for projected average rates per viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to sports programming and programming rights and the cost of such sports programming and programming rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions.
Based on the Company’s annual impairment test during the first quarter of 2009, the Company’s reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit). In order to evaluate the sensitivity of the estimated fair value calculations of the Company’s reporting units on the annual impairment calculation for goodwill, the Company applied a hypothetical 30% decrease to the estimated fair values of each reporting unit. This hypothetical decrease of 30% would have no impact on the goodwill impairment analysis for any of the Company’s reporting units.
The Company’s identifiable indefinite-lived intangible assets relate to trademarks and sports franchises. The Company’s indefinite-lived trademark intangible assets relate to the Company’s Radio City related trademarks which include the Radio City Christmas Spectacular and The Rockettes and The Chicago Theatre related trademarks, which were all valued using a relief-from-royalty method in which the expected benefits are valued by discounting royalty revenue over projected revenues covered by the trademarks. The Company’s indefinite-lived sports franchises intangibles representing the Company’s NBA and NHL sports franchises are valued using a direct valuation method based on market comparables. Both the Radio City related trademarks and the sports franchises were recorded in April 2005 when Cablevision acquired the remaining 40% interest in a subsidiary of Cablevision, which wholly-owned the Company. Significant judgments inherent in a valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
Based on the Company’s annual impairment test during the first quarter of 2009, the Company’s Radio City related trademarks and sports franchise identifiable indefinite-lived intangible assets had significant safety margins, representing the excess of the identifiable indefinite-lived intangible assets estimated fair value unit of accounting less their respective carrying values. In order to evaluate the sensitivity of the fair value calculations of all the Company’s identifiable indefinite-lived intangibles, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair value of each of the Company’s identifiable indefinite-lived intangibles. These hypothetical 10%, 20% and 30% decreases in estimated fair value would not have resulted in an impairment of any of our identifiable indefinite-lived intangibles other than The Chicago Theatre related trademarks, which have a carrying value of $8,000. The hypothetical fair value decline would have resulted in impairment charges of approximately $800, $1,600 and $2,400 at 10%, 20% and 30%, respectively.

Useful Lives of Finite-Lived Intangible Assets
The Company has recognized intangible assets for affiliation agreements and affiliate relationships, broadcast rights, season ticket holder relationships, suite holder relationships, and other intangibles as a result of purchase accounting. The Company has determined that certain of such intangible assets have finite lives. The estimated useful lives and net carrying values of these intangibles at December 31, 2009 are as follows:

	Net Carrying
	Value at	Estimated
	December 31, 2009	Useful Lives
Affiliation agreements and affiliate relationships	$78,861	10 to 24 years
Season ticket holder relationships	48,628	10 to 15 years
Suite holder relationships	8,749	11 years
Broadcast rights	4,027	10 years
Other amortizable intangibles	7,763	5 to 15 years
All of the primary finite-lived intangible assets were recorded in April 2005 when Cablevision acquired the remaining 40% interest in a subsidiary of Cablevision, which wholly owned the Company. The useful lives for the affiliation agreements, affiliate relationships, season ticket holder relationships and suite holder relationships were determined based upon an analysis of the weighted average remaining terms of existing agreements the Company had in place with its major customers at the time that purchase accounting was applied, plus an estimate for renewals of such agreements. The Company has been successful in renewing its major affiliation agreements and maintaining customer relationships in the past and believes it will be able to renew its major affiliation agreements and maintain those customer relationships in the future. Furthermore, the Company has been successful in maintaining its relationships with its season ticket holders and suite holders in the past and believes it will be able to significantly renew its season ticket and suite holder relationships and maintain those relationships in the future. However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a significant adverse impact on our business. In light of these facts and circumstances, the Company has determined that its estimated useful lives are appropriate.
There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In substantially all these instances, the affiliates continued to carry and pay for the service under oral or written interim agreements until execution of definitive replacement agreements or renewal.
If an affiliate were to cease carrying the service on an other than temporary basis, the Company would record an impairment charge for the then remaining carrying value of that affiliation agreement and affiliate relationship intangible asset. If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above under “Impairment of Long-Lived and Indefinite-Lived Assets” for the asset group containing that intangible asset. The Company also would evaluate whether the remaining useful life of the affiliation agreement and affiliate relationship remained appropriate. Based on the carrying value of the affiliation agreements and affiliate relationships recorded as of December 31, 2009, if the estimated life of these affiliation agreements and affiliate relationships were shortened by 10%, the effect on amortization for the year ended December 31, 2009 would be to increase our annual amortization expense by approximately $821.
Defined Benefit Pension and Other Postretirement Benefit Plans
The Company utilizes actuarial methods to calculate pension and other postretirement benefit obligations and the related net periodic benefit cost using numerous actuarial assumptions. Two key assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of the plans’ expense and liability measurement and we evaluate these key assumptions annually. Other assumptions include demographic factors, such as mortality, retirement age and turnover. The actuarial assumptions used by the Company may differ materially from actual results due to various factors, including, but not limited to, changing economic and market conditions. Differences between actual and expected occurrences could significantly impact the actual amount of net periodic benefit cost and the benefit obligation recorded by the Company. Material changes in the costs of the plans may occur in the future due to changes in these assumptions, changes in the number of the plan participants, changes in the level of benefits provided, changes in asset levels and changes in legislation. Our assumptions reflect our historical experience and our best judgment regarding future expectations.

Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. The rate we use to discount these payments was determined (based on the expected duration of the benefit payments for the plans) from the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which we believe the plans’ benefits could be effectively settled. Lower discount rates increase the present value of benefit obligations and the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of December 31, 2009 for the Company’s pension and postretirement plans were 6.24% and 5.90%, respectively. A 25 basis point decrease in these assumed discount rates would increase the projected benefit obligations for the Company’s pension and postretirement plans at December 31, 2009 by $3,536 and $166, respectively. The weighted-average discount rates used to determine net periodic benefit cost for the year ended December 31, 2009 for the Company’s pension and postretirement plans were 5.81% and 5.80%, respectively. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s pension and postretirement plans for the year ended December 31, 2009 by $186 and $13, respectively.
The expected long-term return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The expected long-term rate of return on plan assets for the Company’s funded pension plans was 4.00% for the year ended December 31, 2009. Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $173 for the year ended December 31, 2009.
Another important assumption for our postretirement plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company’s claims experience and the results of recent healthcare trend surveys.
Assumptions for healthcare cost trend rates used to determine the benefit obligation and net periodic benefit cost for our postretirement plan as of and for the year ended December 31, 2009 are as follows:

	Net Periodic Benefit
	Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	9.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014
A one percentage point change in assumed healthcare cost trend rates would have the following effects on the benefit obligation for our postretirement plan and net periodic postretirement benefit cost as of and for the year ended December 31, 2009:

	Increase (Decrease) on
	Total of Service and
	Interest Cost	Increase (Decrease) on
	Components	Benefit Obligation
One percentage point increase	$75	$703
One percentage point decrease	$(66)	$(612)

U.S. generally accepted accounting principles include mechanisms that serve to limit the volatility in our earnings which otherwise would result from recording changes in the value of plan assets and benefit obligations in our combined financial statements in the periods in which those changes occur. For example, while the expected long-term rate of return on the plans’ assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns could occur in any given year. These differences contribute to the deferred actuarial gains or losses, which are then amortized over time.
See Note 11 to the Combined Financial Statements for more information on our pension and other postretirement benefit plans.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
For sensitivity analyses and other information regarding market risks we face in connection with our pension and postretirement plans, see Item 7. “Management’s Discussion and Analysis of Results of Operation and Financial Condition—Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies—Critical Accounting Policies—Defined Benefit Pension and Other Postretirement Benefit Plans,” which information is incorporated by reference herein.
Borrowings under our senior secured revolving credit facility, which was executed after the balance sheet date, bear interest at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. Accordingly, we will be subject to interest rate risk with respect to any borrowings we may make under that facility. In appropriate circumstances, we may seek to reduce this exposure through the use of interest rate swaps or similar instruments. As of March 12, 2010, $1,220 has been utilized for letters of credit issued on behalf of MSG L.P., therefore $373,780 of the $375,000 revolving credit facility is available.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page 86 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Based on their evaluation as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures referred to in paragraph 4(c) of their certifications included as exhibits to this report were effective.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in a Form 10-K/A, which will be filed within 120 days of the end of our fiscal year ended December 31, 2009 (the “2009 10-K/A”) and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the 2009 10-K/A, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the 2009 10-K/A, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the 2009 10-K/A, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the 2009 10-K/A, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1.	The financial statements as indicated in the index set forth on page 86.

2.	Financial statement schedule:

Page No.
Schedule supporting combined financial statements:
Schedule II — Valuation and Qualifying Accounts	81
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.
3.	The Index to Exhibits is on page 84.

MADISON SQUARE GARDEN, INC.
(a combination of certain businesses and assets of Cablevision Systems Corporation)
(Dollars in thousands)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

			Deductions/
	Balance at	Provision	Write-Offs	Balance at
	Beginning	for Bad	and Other	End of
	of Period	Debt	Charges	Period
Year Ended December 31, 2009 Allowance for doubtful accounts	$(2,320)	$(1,013)	$996	$(2,337)

Year Ended December 31, 2008 Allowance for doubtful accounts	$(3,164)	$(2)	$846	$(2,320)

Year Ended December 31, 2007 Allowance for doubtful accounts	$(2,701)	$(1,187)	$724	$(3,164)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 2010.

Madison Square Garden, Inc.

By:	/s/ Robert M. Pollichino

	Name:	Robert M. Pollichino
	Title:	Executive Vice President and Chief
Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hank J. Ratner and Robert M. Pollichino, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of each of the Registrants.

Name	Title	Date

/s/ Hank J. Ratner Hank J. Ratner	President and Chief Executive Officer (Principal Executive Officer)	March 18, 2010

/s/ Robert M. Pollichino Robert M. Pollichino	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2010

/s/ Joseph F. Yospe Joseph F. Yospe	Senior Vice President, Controller and Principal Accounting Officer	March 18, 2010

/s/ James L. Dolan James L. Dolan	Executive Chairman (Director)	March 18, 2010

/s/ Charles F. Dolan Charles F. Dolan	Director	March 18, 2010

/s/ Kristin A. Dolan Kristin A. Dolan	Director	March 18, 2010

/s/ Thomas C. Dolan Thomas C. Dolan	Director	March 18, 2010

/s/ Deborah Dolan-Sweeney Deborah Dolan-Sweeney	Director	March 18, 2010

Name	Title	Date

/s/ Marianne Dolan Weber Marianne Dolan Weber	Director	March 18, 2010

/s/ Brad Dorsogna Brad Dorsogna	Director	March 18, 2010

/s/ Richard D. Parsons Richard D. Parsons	Director	March 18, 2010

/s/ Alan D. Schwartz Alan D. Schwartz	Director	March 18, 2010

/s/ Brian Sweeney Brian Sweeney	Director	March 18, 2010

/s/ Vincent Tese Vincent Tese	Director	March 18, 2010

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION
2.1
Distribution Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Amendment No. 7 to Registration Statement on Form 10 filed on January 14, 2010).

3.1	Amended and Restated Certificate of Incorporation of Madison Square Garden, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 10, 2010).
3.2	Amended and Restated By-Laws of Madison Square Garden, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on January 8, 2010).
4.1
Registration Rights Agreement between Madison Square Garden, Inc. and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 3.5 to the Company’s Amendment No. 7 to Registration Statement on Form 10 filed on January 14, 2010).

4.2
Registration Rights Agreement between Madison Square Garden, Inc. and The Dolan Family Affiliates (incorporated by reference to Exhibit 3.6 to the Company’s Amendment No. 7 to Registration Statement on Form 10 filed on January 14, 2010).

4.3	Transfer Consent Agreement with NBA, dated February 9, 2010 (incorporated by reference to Exhibit 3.7 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on January 8, 2010).
4.4	Transfer Consent Agreement with NHL, dated February 9, 2010 (incorporated by reference to Exhibit 3.8 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on January 8, 2010).
10.1
Transition Services Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on January 8, 2010).

10.2
Tax Disaffiliation Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on December 24, 2009).

10.3
Employee Matters Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on January 8, 2010).

10.4	Madison Square Garden, Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on January 8, 2010).†
10.5	Madison Square Garden, Inc. 2010 Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on January 8, 2010).†
10.6
Madison Square Garden, Inc. 2010 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on January 8, 2010).†

10.7
Lease Agreement, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, dated December 4, 1997 (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on November 4, 2009).+

10.8
First Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on November 4, 2009).

10.9
Second Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on November 4, 2009). +

10.10
Third Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 3 to Registration Statement on Form 10 filed on October 19, 2009).+

10.11
Restated Guaranty of Lease between Madison Square Garden, L.P. and RCPI Landmark Properties, LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on November 4, 2009).+

10.12
Affiliation Agreement between CSC Holdings, Inc. and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on January 8, 2010).+

10.13
Form of Madison Square Garden, Inc. Option Agreement in respect of Vested Cablevision Options granted on and prior to November 8, 2005 (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on January 8, 2010).†

EXHIBIT
NO.	DESCRIPTION
10.14	Form of Madison Square Garden, Inc. Rights Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on January 8, 2010).†
10.15
Form of Madison Square Garden, Inc. Option Agreement in respect of Vested Cablevision Options granted on June 5, 2006 and October 19, 2006 (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on January 8, 2010).†

10.16
Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on January 20, 2009 (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on January 8, 2010).†

10.17
Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on March 5, 2009 (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on January 8, 2010).†

10.17.1
Form of Madison Square Garden, Inc. Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.17.1 to the Company’s Amendment No. 6 to Registration Statement on Form 10 filed on January 8, 2010).†

10.18
Employment Agreement by and between Madison Square Garden, Inc. and James L. Dolan (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on December 24, 2009).†

10.19
Employment Agreement by and between Madison Square Garden, Inc. and Hank J. Ratner (incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on December 24, 2009).†

10.20
Employment Agreement by and between Madison Square Garden, Inc. and Robert M. Pollichino (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on December 24, 2009).†

10.21
Employment Agreement by and between Madison Square Garden, Inc. and Lawrence J. Burian (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on December 24, 2009).†

10.22
Time Sharing Agreement between Dolan Family Office LLC and Madison Square Garden, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 5 to Registration Statement on Form 10 filed on December 24, 2009)

10.23
Standstill Agreement by and among Madison Square Garden, Inc. and The Dolan Family Group (incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 7 to Registration Statement on Form 10 filed on January 14, 2010).

10.24
Employment Agreement by and between Madison Square Garden, Inc. and Joseph F. Yospe (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 26, 2010). †

10.25
Credit Agreement, dated as of January 28, 2010, among Madison Square Garden, L.P., certain subsidiaries of Madison Square Garden, L.P., J.P. Morgan Securities Inc., as sole lead arranger, J.P. Morgan Securities Inc., Barclays Capital, Suntrust Robinson Humphrey, Inc. and Banc of America Securities, LLC, as bookrunners, Barclays Capital and Suntrust Robinson Humphrey, Inc., as co-syndication agents, Barclays Bank PLC and Suntrust Robinson Humphrey, Inc., as co-documentation agents, JPMorgan Chase Bank, National Association, as administrative agent, collateral agent and letter of credit issuer, and the lenders parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 29, 2010).

10.26
Security Agreement, dated as of January 28, 2010, among Madison Square Garden, L.P., certain subsidiaries of Madison Square Garden, L.P., other guarantors referred to thereto and JPMorgan Chase Bank, National Association, as collateral agent (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 29, 2010).

21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification of Hank J. Ratner under Rule 13a-14(a).
31.2	Certification of Robert M. Pollichino under Rule 13a-14(a).
32.1	Section 1350 Certification of Hank J. Ratner.
32.2	Section 1350 Certification of Robert M. Pollichino.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	This exhibit is a management contract or a compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Madison Square Garden, Inc.:
We have audited the accompanying combined balance sheets of Madison Square Garden, Inc. (a combination of certain businesses and assets of Cablevision Systems Corporation) as of December 31, 2009 and 2008, and the related combined statements of operations, group equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the combined financial statements, we also have audited the combined financial statement schedule (as listed in the index to Item 15). These combined financial statements and the combined financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements and combined financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Madison Square Garden, Inc. as of December 31, 2009 and 2008, and the combined results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
New York, New York
March 18, 2010

MADISON SQUARE GARDEN, INC.
(a combination of certain businesses and assets of Cablevision Systems Corporation — see Note 19)
COMBINED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$109,716	$70,726
Restricted cash	7,139	5,845
Accounts receivable (less allowance for doubtful accounts of $2,337 and $2,320)	130,460	129,509
Net receivable due from Cablevision	7,845	8,115
Prepaid expenses	36,849	36,088
Advances due from Cablevision	190,000	—
Other current assets	37,049	26,546

Total current assets	519,058	276,829
Advances due from Cablevision	—	190,000
Property and equipment, net of accumulated depreciation of $375,223 and $344,778	342,005	324,506
Other assets	131,820	140,842
Amortizable intangible assets, net of accumulated amortization of $105,351 and $106,009	148,028	167,576
Indefinite-lived intangible assets	158,096	158,096
Goodwill	742,492	742,492

	$2,041,499	$2,000,341

LIABILITIES AND COMBINED GROUP EQUITY
Current Liabilities:
Accounts payable	$7,104	$7,893
Accrued liabilities:
Employee related costs	71,646	74,050
Other expenses	85,815	112,400
Deferred revenue	133,584	122,436

Total current liabilities	298,149	316,779
Defined benefit and other postretirement obligations	45,165	27,476
Other employee related costs	44,407	51,120
Other liabilities	63,568	60,496
Deferred tax liability	484,107	471,847

Total liabilities	935,396	927,718

Commitments and contingencies
Combined Group Equity:
Paid-in capital	1,042,283	1,027,726
Retained earnings	77,873	50,224
Accumulated other comprehensive loss	(14,053)	(5,327)

Combined group equity	1,106,103	1,072,623

	$2,041,499	$2,000,341

See accompanying notes to combined financial statements.

MADISON SQUARE GARDEN, INC.
(a combination of certain businesses and assets of Cablevision Systems Corporation — see Note 19)
COMBINED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Revenues, net (including revenues, net from Cablevision of $126,694, $121,059 and $105,035)	$1,062,417	$1,042,958	$1,002,182

Operating expenses:
Technical and operating (excluding depreciation and amortization shown below and including expenses from Cablevision of $31,754, $32,517 and $28,674)	682,337	724,904	635,108
Selling, general and administrative (including expenses from Cablevision of $68,372, $65,417 and $67,536)	273,712	270,065	243,196
Gain on curtailment of pension plans	—	—	(15,873)
Restructuring expense	—	—	221
Depreciation and amortization	61,336	66,231	62,223

	1,017,385	1,061,200	924,875

Operating income (loss)	45,032	(18,242)	77,307

Other income (expense):
Interest income	2,759	5,193	15,217
Interest expense	(3,876)	(3,274)	(3,610)
Miscellaneous	2,000	—	(1,000)

	883	1,919	10,607

Income (loss) from operations before income taxes	45,915	(16,323)	87,914
Income tax benefit (expense)	(18,266)	11,387	(45,031)

Net income (loss)	$27,649	$(4,936)	$42,883

See accompanying notes to combined financial statements.

MADISON SQUARE GARDEN, INC.
(a combination of certain businesses and assets of Cablevision Systems Corporation — see Note 19)
COMBINED STATEMENTS OF GROUP EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

			Accumulated
			Other
		Retained	Comprehensive
	Paid-In Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2007	$993,806	$12,277	$(7,007)	$999,076
Net income	—	42,883	—	42,883
Pension and postretirement plan liability adjustments, net of taxes	—	—	7,969	7,969

Comprehensive income				50,852
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	11,974	—	—	11,974
Deemed capital contribution related to income taxes	453	—	—	453
Capital contribution	9,961	—	—	9,961

Balance at December 31, 2007	1,016,194	55,160	962	1,072,316
Net loss	—	(4,936)	—	(4,936)
Pension and postretirement plan liability adjustments, net of taxes	—	—	(6,289)	(6,289)

Comprehensive loss				(11,225)
Deemed capital distribution, net	(14)	—	—	(14)
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	12,389	—	—	12,389
Deemed capital distribution related to income taxes	(843)	—	—	(843)

Balance at December 31, 2008	1,027,726	50,224	(5,327)	1,072,623
Net income	—	27,649	—	27,649
Pension and postretirement plan liability adjustments, net of taxes	—	—	(8,726)	(8,726)

Comprehensive income				18,923
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	14,325	—	—	14,325
Deemed capital contribution related to income taxes	84	—	—	84
Capital contribution	148	—	—	148

Balance at December 31, 2009	$1,042,283	$77,873	$(14,053)	$1,106,103

See accompanying notes to combined financial statements.

MADISON SQUARE GARDEN, INC.
(a combination of certain businesses and assets of Cablevision Systems Corporation — see Note 19)
COMBINED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$27,649	$(4,936)	$42,883
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,336	66,231	62,223
Cablevision share-based compensation expense allocations, net	14,325	12,389	11,974
Gain on curtailment of pension plans	—	—	(15,873)
Amortization of purchase accounting liability related to unfavorable contracts	(1,344)	(2,276)	(2,471)
Loss on equity investment	—	—	1,000
Deemed capital contribution (distribution) related to income taxes	84	(843)	453
Provision for doubtful accounts	1,013	2	1,187
Change in assets and liabilities:
Account receivable, net	(1,964)	9,291	2,437
Net receivable due from Cablevision	270	3,051	(2,184)
Prepaid expenses and other assets	(1,006)	(29,549)	(19,252)
Accounts payable	(789)	(12,717)	7,479
Accrued and other liabilities	(27,107)	58,163	(49,111)
Deferred revenue	11,148	(17,973)	18,609
Deferred tax liability	18,266	(11,387)	43,468

Net cash provided by operating activities	101,881	69,446	102,822

Cash flows from investing activities:
Capital expenditures	(59,361)	(55,192)	(30,107)
Proceeds from sale of fixed assets	74	—	11
Payments for acquisition of assets or equity interests	—	(37,632)	(14,425)

Net cash used in investing activities	(59,287)	(92,824)	(44,521)

Cash flows from financing activities:
Advances to Cablevision	—	(60,000)	(130,000)
Principal payments on capital lease obligations	(1,222)	(1,101)	(906)
Deferred financing costs	(2,530)	—	—
Capital contributions from (distributions to) Cablevision	148	(176)	9,961

Net cash used in financing activities	(3,604)	(61,277)	(120,945)

Net increase (decrease) in cash and cash equivalents	38,990	(84,655)	(62,644)
Cash and cash equivalents at beginning of year	70,726	155,381	218,025

Cash and cash equivalents at end of year	$109,716	$70,726	$155,381

Supplemental Data:
Income taxes paid (refunded), net	$(7)	$(5)	$381
Interest paid for capital lease obligations	607	696	452
Non-cash investing and financing activities:
Deemed capital contributions, net primarily related to allocation of Cablevision share-based compensation expense and income taxes	$14,409	$11,532	$12,427
Asset retirement obligations	—	9,243	—
Leasehold improvements paid by landlord	—	1,890	—
Capital lease obligation	—	640	3,467
See accompanying notes to combined financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Note 1. Nature of Operations and Basis of Presentation
Madison Square Garden, Inc. and its subsidiaries (the “Company” or “Madison Square Garden”) represents a combination of certain media, entertainment and sports businesses and assets that were historically owned and operated as parts of Cablevision Systems Corporation (Cablevision Systems Corporation and its subsidiaries are referred to as “Cablevision”) prior to February 9, 2010. On January 12, 2010, Cablevision’s board of directors approved the distribution of all the outstanding common stock of the Company to Cablevision shareholders (the “Distribution”) and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in Madison Square Garden, L.P. (“MSG L.P.”). MSG L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Company’s businesses until the Distribution occurred on February 9, 2010. Refer to Note 19. The Company classifies its business interests into three reportable segments:
•	MSG Media. MSG Media produces and develops content for multiple distribution platforms, including content originating from the Company’s venues. For all periods presented, this business consists of programming networks and interactive offerings, including the MSG Networks (MSG network, MSG Plus, MSG HD and MSG Plus HD) and the Fuse Networks (Fuse and Fuse HD). The MSG Networks are home to seven professional sports teams: the New York Knicks, New York Rangers, New York Liberty, New York Islanders, New Jersey Devils, Buffalo Sabres and New York Red Bulls, as well as to the Company’s other programming. Fuse is a multi-platform music network that focuses on music-related programming. Also included in MSG Media is an interactive business, which includes a group of targeted websites (including msg.com, thegarden.com, radiocity.com, nyknicks.com, newyorkrangers.com and fuse.tv) and wireless, video on demand and digital platforms for all of the Company’s properties.
•	MSG Entertainment. MSG Entertainment creates, produces and/or presents a variety of live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes, and Cirque du Soleil’s Wintuk. MSG Entertainment also presents or hosts other live entertainment events, such as concerts, family shows, special events and theatrical productions in the Company’s venues.
•	MSG Sports. MSG Sports owns and operates sports franchises, including the New York Knicks of the National Basketball Association (“NBA”), the New York Rangers of the National Hockey League (“NHL”), the New York Liberty of the Women’s National Basketball Association (“WNBA”), and the Hartford Wolf Pack of the American Hockey League (“AHL”), which is the primary player development team for the Rangers. The Knicks, Rangers and Liberty play their home games at the arena in the Madison Square Garden complex (the “Arena” or “The Garden”). MSG Sports also features other live sporting events.
The Company conducts a significant portion of its operations at venues which are either owned or operated by it under long-term leases. The Company owns the Madison Square Garden complex in New York City, which includes the Arena and a theater (“The Theater at Madison Square Garden”), and The Chicago Theatre in Chicago. It leases Radio City Music Hall and the Beacon Theatre in New York City. The Company also has a booking agreement with respect to the Wang Theatre in Boston.
Note 2. Summary of Significant Accounting Policies
Principles of Combination
These combined financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and have been derived from the consolidated financial statements and accounting records of Cablevision. The accompanying combined financial statements reflect the assets, liabilities, revenues and expenses of the Company as if it were a separate entity for all periods presented.
All significant intercompany transactions and balances have been eliminated in combination.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Reclassifications
Certain reclassifications have been made to the prior year balance sheet and cash flow information to conform to the December 31, 2009 presentation.
Revenue Recognition
MSG Media
The Company’s MSG Media business receives affiliation fees from cable television system, direct broadcast satellite and other operators that carry the Company’s programming services. The programming service is delivered throughout the term of the agreements and the Company recognizes this revenue in the period that the programming service is provided. It also earns advertising revenues, which are recognized when the commercials are aired.
In certain advertising sales arrangements, the Company’s MSG Media business guarantees specified viewer ratings for their programming. For these types of transactions, a portion of such revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when the Company provides the required additional advertising time, the guarantee obligation contractually expires or additional performance requirements become remote.
MSG Entertainment
Event-related revenues from the sale of tickets, venue license fees paid in connection with entertainment events that the Company does not produce or promote, sponsorships, concessions and merchandise are recognized when the event occurs. Revenues collected in advance of an event are recorded as deferred revenue until earned.
Revenues from the sale of advertising in the form of in-venue signage and sponsorships, which are not related to any specific event, are recorded as deferred revenue and are recognized ratably over the period of benefit of the respective agreements.
Revenues from the rental of The Garden’s suites are recorded as deferred revenue and are recognized ratably over the period of benefit of the respective agreements for the benefit of the Company’s MSG Entertainment and MSG Sports segments.
MSG Sports
The Knicks, Rangers and Liberty derive revenues principally from ticket sales and distributions of league-wide national television contracts and other league-wide revenue sources, which are recognized over the respective team’s season. Event-related revenues from other live sporting events, including the sale of tickets, venue license fees paid in connection with other live sporting events that the Company does not produce or promote, sponsorships, concessions and merchandise are recognized when the event occurs. Revenues collected in advance of an event are recorded as deferred revenue until earned.
Revenues from the sale of advertising in the form of in-venue signage and sponsorships, which are not related to any specific event, are recorded as deferred revenue and are recognized ratably over the period of benefit of the respective agreements.
Revenues from the rental of The Garden’s suites are recorded as deferred revenue and are recognized ratably over the period of benefit of the respective agreements for the benefit of the Company’s MSG Sports and MSG Entertainment segments.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Multiple — Element Transactions
The Company has multiple-element transactions, primarily involving advertising sales including sponsorship, signage and the sale of commercial time during programming on the Company’s networks. In such multiple-element arrangements there generally is objective and reliable evidence of fair value for all elements of accounting derived from historical or other comparable cash transactions and the arrangement consideration is allocated to the separate elements of accounting based on relative fair values.
Technical and Operating Expenses
Costs of revenue related to sales of services including, but not limited to, compensation expense related to the Company’s professional sports teams players and other team personnel, luxury tax assessed by the NBA, revenue sharing costs assessed by the NHL, show costs related to the presentation and production of our entertainment and other live sporting events, network programming and production costs, venue rental expense and operating expense are classified as technical and operating expenses in the accompanying combined statements of operations.
Player Costs and League Assessments
Costs incurred to acquire player contracts, including signing bonuses, are capitalized as deferred costs and amortized over the applicable NBA or NHL regular season (for the NBA, November through April and for the NHL, October through April) on a straight-line basis over the fixed contract period of the respective player. Player salaries are also expensed over the applicable NBA, NHL or WNBA regular season on a straight-line basis. In instances where a player sustains what is deemed to be a season-ending or career-ending injury, a provision is recorded, when that determination can be reasonably made, for the remainder of the player’s seasonal or contractual salary, together with any associated luxury tax, net of any anticipated insurance recoveries. See Note 5 for further discussion of significant team personnel provisions. When player contracts are assigned or terminated, any remaining unamortized signing bonuses are expensed to current operations.
The NBA and NHL each have collective bargaining agreements (“CBA”) with the respective league’s players association, which the Company is subject to. The NBA CBA, which expires in 2011, contains a “soft” salary cap (i.e., a cap on each team’s aggregate salaries but with certain exceptions that enable teams to pay more, sometimes substantially more than the cap) and also provides that players receive a designated percentage of league-wide revenues. Throughout each season, NBA teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams following the end of the season. The NBA CBA also provides for a luxury tax that is applicable to all teams in the league with aggregate player salaries exceeding a threshold that is set prior to each season based upon league-wide revenues (as defined under the NBA CBA). The luxury tax is generally equal to the amount by which a team’s aggregate player salaries exceeds such threshold. The aggregate luxury tax payments collected by the league are distributed in equal one-thirtieth shares to non-taxpaying teams. The NBA also has a revenue assistance program, by which a pool of funds is collected from a combination of the undistributed luxury tax discussed above and contributions from teams (a portion of which is based on local team revenues) and is then distributed to lower revenue teams that meet certain operating requirements. The Company recognizes the net estimated amount associated with luxury tax, and revenue assistance expense, net of the amount the Company expects to receive from the escrow, on a straight-line basis over the NBA regular season as a component of technical and operating expense.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
The current NHL CBA was last negotiated in 2005 and expires in 2011, with the players association having a one-year extension option. The NHL CBA contains a “hard” salary cap (i.e., teams may not exceed a stated maximum that is adjusted each season based upon league-wide revenues). The NHL CBA provides that players receive a designated percentage of league-wide revenues, and the teams retain the remainder. This provision does not apply on a team-by-team basis and accordingly we may pay our players a higher or lower portion of our revenues than other NHL teams. Throughout each season, NHL teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of the escrowed amounts are retained by the league and distributed as follows: first, to fund a portion of the revenue sharing pool as described below, then disproportionately to certain lower-payroll teams, and then to all teams in equal shares. The NHL CBA also provides for a revenue sharing plan that generally requires the distribution of a pool of approximately 4.5% of league-wide revenues to certain qualifying lower-revenue teams. This pool is funded from a combination of the escrow amounts discussed above, league-wide revenues, payments by teams participating in the playoffs and disproportionate contributions by the top ten revenue earning teams (based on preseason and regular season revenues). The Company recognizes the amount of its estimated revenue sharing expense associated with the preseason and regular season on a straight-line basis, net of the amount we expect to receive from the escrow, over the applicable NHL season as a component of technical and operating expense. In years when the Rangers participate in the playoffs, the Company recognizes its estimate of the playoff revenue sharing contribution in the periods when the playoffs occur.
As members of the NBA and NHL, the Knicks and Rangers, respectively, are also subject to annual league assessments. The governing bodies of each league determine the amount of each season’s league assessments that are required from each member team. The Company accrues its teams’ estimated league assessments on a straight-line basis over the applicable NBA or NHL season.
Programming Costs for the MSG Media Segment
For the MSG Networks the rights acquired under license agreements to telecast various sporting events and other programming for exhibition on these networks are expensed on a straight-line basis over the term of the applicable contract or license period.
For Fuse Networks the rights to programming acquired under license agreements, along with the related obligations, are recorded at the contract value when a license agreement is executed unless there is uncertainty with respect to either cost, acceptability or availability, then the earlier of when the uncertainty is resolved or when the license period has begun. Costs are amortized on a straight-line basis over the respective license periods. The Company periodically reviews the programming usefulness of its program rights and if it is determined that the programming has no future usefulness and will no longer be exploited, an impairment of the portion of the unamortized cost of the license agreement is recorded in technical and operating expense (see Note 4).
Certain owned original programming is produced for the Company’s networks by independent production companies. Owned original programming costs are expensed as incurred.
Advertising Expenses
Advertising costs are charged to expense when incurred. Total advertising costs classified in technical and operating expense and selling, general and administrative expense were $38,280, $44,545 and $35,110 for the years ended December 31, 2009, 2008 and 2007, respectively.
Income Taxes
The Company operated as a partnership during the periods presented. However, the income tax expense or benefit and deferred tax liability presented are determined as if Madison Square Garden, Inc. had owned all of the partnership interests in MSG L.P. for all periods presented notwithstanding that the contribution of such interests in MSG L.P. occurred on January 12, 2010. As such, the Company measures its deferred tax liability with regard to MSG L.P. based on the difference between the tax basis and the carrying amount for financial reporting purposes; this is commonly referred to as the outside basis difference. The Company’s provision for income taxes is based on current period income and changes in deferred tax assets and liabilities. Deferred tax assets are subject to an ongoing assessment of realizability. The Company has not recorded any unrecognized tax benefit for uncertain tax positions. The Company’s policy is to reflect interest and penalties associated with uncertain tax positions as a component of income tax expense.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
The income tax expense or benefit presented in the combined statements of operations is based upon the taxable income of the Company on a separate tax return basis. Any differences between the historical current tax liability and the current tax liability determined on a separate tax return basis have been reflected as deemed capital contributions or distributions.
Share-Based Compensation
Cablevision charges the Company expenses or benefits related to its various employee stock plans. Cablevision records share-based compensation expense during the period based on the fair value of the portion of share-based payment awards that are ultimately expected to vest. Cablevision uses the Black-Scholes valuation model in determining the fair value of stock options and stock appreciation rights and uses the closing price on the date of grant for restricted shares. For options and performance based option awards and stock appreciation rights granted prior to December 31, 2005, Cablevision recognizes compensation expense using the accelerated attribution method. For options and performance based option awards granted after January 1, 2006, Cablevision recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model using a straight-line amortization method. For restricted shares, Cablevision recognizes compensation expense using a straight-line amortization method, based on the grant date price of Cablevision NY Group Class A Common Stock over the vesting period. Restricted stock units granted to Cablevision’s non-employee directors are 100% vested and fully expensed on the grant date. For stock appreciation rights, Cablevision recognizes compensation expense based on the estimated fair value at each reporting period using the Black-Scholes valuation model. As the obligations related to the grants for equity classified and liability classified awards under the Cablevision employee stock plans are funded by Cablevision, the allocation to the Company of its proportionate share of the related expenses is reflected as a deemed capital contribution in the accompanying combined financial statements of the Company. Refer to Note 12 for further discussion on Cablevision’s Equity Plans.
Cash and Cash Equivalents
The Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.
Restricted Cash
Restricted cash as of December 31, 2009 and 2008 amounted to $7,139 and $5,845, respectively. These balances include cash required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL CBA, as well as cash balances required to be maintained in an amount equal to outstanding letters of credit. The escrow account will be distributed at the end of the season to the players and NHL teams based on the provisions of the NHL CBA. (See “Player Costs and League Assessments” above). The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected in cash flows from operating activities as the underlying restricted cash generally relates to operations
Long-Lived and Indefinite-Lived Assets
Property and equipment is stated at cost and includes purchase accounting adjustments as a result of certain historical transactions. Equipment under capital leases is recorded at the present value of the total minimum lease payments. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets’ estimated useful lives.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Construction in progress is primarily related to design and development costs associated with the Company’s planned renovation of the Arena (“Arena Renovation”). Depreciation of construction in progress costs will begin when elements of the Arena Renovation are placed into service.
Identifiable intangible assets with definite useful lives are amortized on a straight-line basis over their respective estimated useful lives. Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized.
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets at December 31, 2009 include goodwill of $742,492, other intangible assets, net of $306,124 ($158,096 of which are identifiable indefinite-lived intangibles), and $342,005 of property and equipment, net. These assets accounted for approximately 68% of the Company’s combined total assets as of December 31, 2009.
For long-lived assets, including intangible assets subject to amortization, the Company evaluates assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.
Goodwill and identifiable indefinite-lived intangible assets, which represent the Company’s various trademarks and sports franchise intangibles, are tested annually for impairment during the first quarter and at any time upon the occurrence of certain events or substantive changes in circumstances.
The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company’s identifiable indefinite-lived intangible assets consist of sports franchises included in the MSG Sports segment of $96,215 and Radio City and The Chicago Theatre related trademarks of $53,881 and $8,000, respectively, included in the MSG Entertainment segment.
The impairment test for goodwill is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. For the purpose of evaluating goodwill impairment, the Company has three reporting units, all of which recognized goodwill. These reporting units are MSG Media, MSG Entertainment and MSG Sports. The goodwill balance as of December 31, 2009 by reporting unit is as follows:

Reporting Unit
MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187

$742,492

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
In assessing the recoverability of the Company’s goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions, including projected future cash flows, discount rate and determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. In addition, for MSG Entertainment, these valuations include assumptions for number of shows and events at the Company’s venues and number of shows related to the Company’s proprietary content on tour. For MSG Sports, these valuations include assumptions for ticket sales, which include suite income, local and national television broadcasting rights, sponsorships, concessions, player and other team personnel compensation, and luxury tax or revenue sharing assumptions for comparable market transactions. For MSG Media, these valuations also include assumptions for projected average rates per viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to sports programming and programming rights and the cost of such sports programming and programming rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions.
Based on the Company’s annual impairment test during the first quarter of 2009, the Company’s reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit). In order to evaluate the sensitivity of the estimated fair value calculations of the Company’s reporting units on the annual impairment calculation for goodwill, the Company applied a hypothetical 30% decrease to the estimated fair values of each reporting unit. This hypothetical decrease of 30% would have no impact on the goodwill impairment analysis for any of the Company’s reporting units.
The Company’s identifiable indefinite-lived intangible assets relate to trademarks and sports franchises. The Company’s indefinite-lived trademark intangible assets relate to the Company’s Radio City related trademarks which include the Radio City Christmas Spectacular and The Rockettes, and The Chicago Theatre related trademarks, which were all valued using a relief-from-royalty method in which the expected benefits are valued by discounting royalty revenue over projected revenues covered by the trademarks. The Company’s indefinite-lived sports franchises intangibles representing the Company’s NBA and NHL sports franchises are valued using a direct valuation method based on market comparables. Both the Radio City related trademarks and the sports franchises were recorded in April 2005 when Cablevision acquired the remaining 40% interest in a subsidiary of Cablevision, which wholly owned the Company. Significant judgments inherent in a valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
Based on the Company’s annual impairment test during the first quarter of 2009, the Company’s Radio City related trademarks and sports franchise identifiable indefinite-lived intangible assets had significant safety margins, representing the excess of the identifiable indefinite-lived intangible assets estimated fair value unit of accounting less their respective carrying values. In order to evaluate the sensitivity of the fair value calculations of all the Company’s identifiable indefinite-lived intangibles, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair value of each of the Company’s identifiable indefinite-lived intangibles. These hypothetical 10%, 20% and 30% decreases in estimated fair value would not have resulted in an impairment of any of our identifiable indefinite-lived intangibles other than The Chicago Theatre related trademarks, which have a carrying value of $8,000. The hypothetical fair value decline would have resulted in impairment charges of approximately $800, $1,600 and $2,400 at 10%, 20% and 30%, respectively.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.
Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. ASC Topic 105-10 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The guidance under ASC Topic 105-10 became effective for the Company as of September 30, 2009. References made to authoritative FASB guidance throughout this document have been updated to the applicable Codification section.
In December 2007, the FASB issued guidance now codified under ASC Topic 805. ASC Topic 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Additionally, in April 2009, the FASB issued guidance now codified under ASC Topic 805-20 to address some of the application issues under ASC Topic 805. ASC Topic 805-20 sets forth the requirements associated with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency (provided the fair value on the date of acquisition of the related asset or liability can be determined). Both the guidance under ASC Topics 805 and 805-20 became effective as of January 1, 2009 for the Company. Accordingly, any business combination completed prior to January 1, 2009 was accounted for pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations. Business combinations completed subsequent to January 1, 2009 will be accounted for pursuant to ASC Topics 805 and 805-20. The impact that ASC Topics 805 and 805-20 will have on the Company’s combined financial statements will depend upon the nature, terms and size of such business combinations, if any.
In September 2006, the FASB issued guidance now codified under ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Under ASC Topic 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It also clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. ASC Topic 820 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements. The guidance under ASC Topic 820 became effective for the Company on January 1, 2008 with respect to financial assets and financial liabilities. The additional disclosures required by ASC Topic 820 are included in Note 10. The adoption of the guidance now codified under ASC Topic 820 for nonfinancial assets and nonfinancial liabilities, which include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination, became effective for the Company on January 1, 2009 and did not have an effect on the Company’s combined financial position or results of operations.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
In May 2009, the FASB issued guidance now codified under ASC Topic 855-10, and amended by Accounting Standards Update (“ASU”) No. 2010-09, which requires an entity after the balance sheet date to evaluate events or transactions that may occur for potential recognition or disclosure in its financial statements. ASC Topic 855-10 determines the circumstances under which the entity shall recognize these events or transactions in its financial statements and provides the disclosures that an entity shall make about them. The guidance under ASC Topic 855-10 became effective for the Company as of June 30, 2009. The Company has provided the required disclosures under ASC Topic 855-10 regarding subsequent events in Note 19.
In December 2008, the FASB issued guidance under ASC Topic 715-20, which requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The Company has provided the required disclosure requirements under ASC Topic 715-20 in Note 11.
In April 2008, the FASB issued guidance now codified under ASC Topics 350-30 and 275-10, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350. The guidance under ASC Topics 350-30 and 275-10 became effective as of January 1, 2009 for the Company. The adoption of the guidance under ASC Topics 350-30 and 275-10 did not have an effect on the Company’s combined financial statements.
In December 2007, the FASB issued guidance now codified under ASC Topic 808-10, which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. ASC Topic 808-10 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the disclosure requirements related to these arrangements. The guidance under ASC Topic 808-10 became effective as of January 1, 2009 for the Company. The adoption of the guidance under ASC Topic 808-10 did not have an effect on the Company’s combined financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
To be Adopted by the Fourth Quarter of 2010
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 outlines certain new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in the Accounting Standards Codification (“ASC”) Topic 820-10. ASU No. 2010-06 amends ASC Topic 820-10 to now require that (a) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU No. 2010-06 clarifies existing disclosures on (a) how a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and (b) how a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU No. 2010-06 is effective for the Company in the fourth quarter of 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures will be effective for the Company in the first quarter of 2011. Early adoption is permitted.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
To be Adopted by the First Quarter of 2011
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions. ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. ASU No. 2009-13 is required to be adopted on a prospective basis to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.
Note 3. Transactions
2008 Transactions
In June 2008, the Company purchased a minority ownership interest in a company for $37,632, which is accounted for under the cost method. This investment is being carried at its original cost of $37,632 at December 31, 2009 as a component of other assets in the combined balance sheet since it was not practicable for the Company to estimate the fair value of this minority ownership interest.
2007 Transactions
In October 2007, the Company purchased The Chicago Theatre. The net cash paid of $14,425 has been allocated to property and equipment ($6,294), amortizable intangible assets ($4,217), identifiable indefinite-lived trademark ($8,000), and other assets and liabilities, primarily deferred revenue.
Note 4. Restructuring and Impairment Charges
As part of its periodic review of expected usefulness of programming rights, the Company’s MSG Media segment recorded impairment losses of $667, $1,129, and $2,037 in 2009, 2008 and 2007, respectively, which are included in technical and operating expense.
During 2007, the Company recorded restructuring charges of $221 in its MSG Media segment related to Fuse Networks. There were no restructuring charges for the years ended December 31, 2009 and 2008. As of December 31, 2009 and 2008, there were no unpaid balances.
Note 5. Significant Team Personnel Provisions
The accompanying combined statements of operations include net provisions for transactions relating to players on our sports teams for career-ending or season-ending injuries and waivers, and termination costs of players and other team personnel. The Company’s MSG Sports segment recognizes the estimated ultimate costs of these events, including anticipated insurance recoveries and the Company’s estimated future obligation for luxury tax attributable to Knicks player transactions, in the periods in which they occur. However, amounts due to these individuals are generally paid over their remaining contract terms. These provisions amounted to $23,837, $24,927 and $6,837 for the years ended December 31, 2009, 2008 and 2007, respectively. The provisions recorded in 2009 and 2008 are net of anticipated insurance recoveries of $426 and $11,935, respectively. The accompanying combined balance sheet as of December 31, 2009 includes $5,929 in other current assets for team personnel related insurance recoveries. The accompanying combined balance sheet as of December 31, 2008 includes $4,123 and $5,562 in other current assets and other assets (long-term), respectively, for team personnel related insurance recoveries.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Note 6. Intangible Assets
The following table summarizes information relating to the Company’s intangible assets as of December 31, 2009 and 2008:

	December 31,		Estimated
	2009	2008	Useful Lives
Gross carrying amount of amortizable intangible assets
Affiliation agreements and affiliate relationships(a)	$124,770	$143,243	10 to 24 years
Season ticket holder relationships	75,005	75,005	10 to 15 years
Suite holder relationships	15,394	15,394	11 years
Broadcast rights	15,209	15,209	10 years
Other intangibles(b)	23,001	24,734	5 to 15 years

	253,379	273,585

Accumulated amortization
Affiliation agreements and affiliate relationships(a)	(45,909)	(55,833)
Season ticket holder relationships	(26,377)	(20,927)
Suite holder relationships	(6,645)	(5,246)
Broadcast rights	(11,182)	(9,661)
Other intangibles(b)	(15,238)	(14,342)

	(105,351)	(106,009)

Amortizable intangible assets, net of accumulated amortization	148,028	167,576

Indefinite-lived intangible assets
Sports franchises (MSG Sports segment)(c)	96,215	96,215
Trademarks (MSG Entertainment segment)(c)	61,881	61,881

Indefinite-lived intangible assets	158,096	158,096

Goodwill(c)	742,492	742,492

Total intangible assets, net	$1,048,616	$1,068,164

(a)	During the year ended December 31, 2009, the Company wrote-off certain fully amortized intangible assets related to affiliation agreements which had an estimated useful life of four years.

(b)	During the year ended December 31, 2009, the Company wrote-off fully amortized other intangible assets.

(c)	Refer to Note 2 for the Company’s Summary of Significant Accounting Policies.
Aggregate amortization expense for intangible assets amounted to $19,548, $23,672 and $24,801 for the years ended December 31, 2009, 2008 and 2007, respectively.

Estimated Amortization Expense:
For the year ended December 31, 2010	$17,629
For the year ended December 31, 2011	17,224
For the year ended December 31, 2012	14,434
For the year ended December 31, 2013	10,574
For the year ended December 31, 2014	10,574

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
The carrying amount of goodwill as of December 31, 2009 and 2008 by reportable segment is as follows:

	December 31,
	2009	2008
MSG Media	$465,326	$465,326
MSG Entertainment	58,979	58,979
MSG Sports	218,187	218,187

	$742,492	$742,492

As of December 31, 2009 and 2008, the Company has not recorded any impairment losses related to goodwill.
Note 7. Leases
The Company has various long-term noncancelable operating lease agreements with non-affiliates primarily for entertainment venues and office and storage space expiring at various dates through 2026. Certain leases include renewal provisions at our option and provide for additional rent based on sales. The rent expense associated with such operating leases is recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense under these lease agreements totaled $31,189, $29,222 and $27,295 for the years ended December 31, 2009, 2008 and 2007, respectively.
In addition, Cablevision leases certain office facilities under long-term lease agreements. The Company pays its share of monthly lease payments for the portion of the premises occupied by its employees. Rent expense incurred by the Company which was charged by Cablevision for such leases was approximately $6,280, $6,187 and $5,150 for the years ended December 31, 2009, 2008 and 2007, respectively.
As of December 31, 2009, future minimum rental payments under leases having noncancelable initial lease terms in excess of one year were as follows:

2010	$33,437
2011	36,749
2012	37,010
2013	36,822
2014	36,424
Thereafter	244,846

$425,288

Under the terms of a lease agreement and related guaranty, subsidiaries of the Company have certain operating requirements and are required to meet a certain net worth obligation. In the event that these subsidiaries were to fail to meet the required obligations and were unable to avail themselves of the provided for cure options, the landlord could terminate the lease.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Capital lease assets for transponder space have been subleased to the Company from Cablevision. As of December 31, 2009, the future minimum lease payments for capital lease obligations were as follows:

2010	$1,822
2011	1,822
2012	622
2013	622
2014	622
Thereafter	3,298

Total minimum lease payments	8,808
Less amount representing interest	(2,573)

Present value of minimum future capital lease payments	6,235
Less principal portion of current installments	(1,315)

Long-term portion of obligations under capital leases	$4,920

The long-term portion of obligations under capital leases is classified as other liabilities in the accompanying combined balance sheets.
Note 8. Contractual Obligations and Off Balance Sheet Arrangements
Future cash payments required under unconditional purchase obligations pursuant to material contracts entered into by the Company in the normal course of business as of December 31, 2009 are as follows:

					More Than
	Total	Year 1	Years 2-3	Years 4-5	5 Years
Off balance sheet arrangements:
Contractual obligations(a)	$1,319,595	$202,731	$214,715	$141,731	$760,418
Letters of credit(b)	2,400	2,400	—	—	—

	1,321,995	205,131	214,715	141,731	760,418

Contractual obligations reflected on the balance sheet(c)	66,292	34,508	6,093	5,863	19,828

Total	$1,388,287	$239,639	$220,808	$147,594	$780,246

(a)	Contractual obligations not reflected on the balance sheet consist primarily of (i) long-term rights agreements which provide the Company with exclusive broadcast rights to certain live sporting events in exchange for minimum contractual payments in the MSG Media segment, (ii) obligations under employment agreements that the Company has to its professional sports teams’ personnel in the MSG Sports segment that are generally guaranteed regardless of employee injury or termination, and (iii) minimum purchase requirements incurred in the normal course of the Company’s operations.

(b)	Consists primarily of a letter of credit obtained by the Company under a certain lease agreement.

(c)	Consists principally of amounts earned under employment agreements that the Company has with certain of its professional sports teams’ personnel in the MSG Sports segment. Refer to Note 2 for further discussion as to the nature of these contractual obligations.
The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the NBA for luxury tax payments or revenue assistance, or the NHL for revenue sharing.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Note 9. Legal Matters
NHL Litigation
MSG L.P. filed a lawsuit in September 2007 against the NHL and certain related entities. This suit, filed in the United States District Court for the Southern District of New York, alleged violations of the United States Federal and New York State antitrust laws as a result of agreements providing the NHL with the exclusive right to control, for most commercial purposes, the individual clubs’ trademarks, licensing, advertising and distribution opportunities. The suit sought declaratory relief against these alleged anticompetitive activities and against the imposition by the NHL of any sanctions or penalties for the filing and prosecution of the lawsuit. The NHL filed counterclaims against MSG L.P. alleging that MSG L.P.’s prosecution of its lawsuit violated contractual obligations and seeking a judicial declaration that the NHL had the right to pursue disciplinary proceedings against MSG L.P. under the NHL constitution.
In March 2009, the parties entered into a settlement agreement, and this action and the counterclaims have been dismissed. Provisions for all legal expenses related to this matter were primarily recognized as of December 31, 2008.
Litigation Against MSG L.P.
In March 2008, a lawsuit was filed in the United States District Court for the Southern District of New York against MSG L.P. arising out of a January 23, 2007 automobile accident involving an individual who was allegedly drinking at several different establishments prior to the accident, allegedly including at an event at The Garden. The accident resulted in the death of one person and caused serious injuries to another. The plaintiffs filed suit against MSG L.P., the driver, and a New York City bar, asserting claims under the New York Dram Shop Act and seeking unspecified compensatory and punitive damages. The Company has insurance coverage for compensatory damages and legal expenses in this matter. Discovery in the case has been completed and MSG L.P. has filed a motion for summary judgment, which is pending before the court.
Other Matters
In addition to the matters discussed above, the Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the financial position or liquidity of the Company.
Note 10. Fair Value Measurement
The Company adopted the guidance under ASC Topic 820 on January 1, 2008 for certain financial assets and financial liabilities, which among other things, required enhanced disclosures about assets and liabilities measured at fair value. The Company’s adoption of the guidance under ASC Topic 820 was limited to certain financial assets and financial liabilities within the scope of ASC Topic 820, which relate to the Company’s cash equivalents.
The fair value hierarchy, as outlined in the guidance under ASC Topic 820, is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
•	Level I — Quoted prices for identical instruments in active markets.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
•	Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•	Level III — Instruments whose significant value drivers are unobservable.
The following table presents for each of these hierarchy levels, the Company’s financial assets that are measured at fair value on a recurring basis at December 31, 2009:

	Level I	Level II	Level III	Total
Assets:
Cash equivalents	$109,296	$—	$—	$109,296
The Company’s cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices from a listed exchange.
Note 11. Pension and Other Postretirement Benefit Plans
Company Sponsored Plans
The Company sponsors a non-contributory qualified defined benefit pension plan covering its non-union employees hired prior to January 1, 2001 (the “Retirement Plan”). Benefits payable to retirees under the Retirement Plan are based upon years of service and participants’ compensation. The Company also sponsors an unfunded, non-qualified defined benefit pension plan for the benefit of certain employees who participate in the underlying qualified plan (the “Excess Plan”). This plan provides that, upon retirement, a participant will receive a benefit based on a formula which reflects the participant’s compensation. As of December 31, 2007, both the Retirement Plan and Excess Plan were amended to freeze all benefits earned through December 31, 2007 and eliminate the ability of participants to earn benefits for future service under these plans. These transactions have been accounted for as plan curtailments which reduced the liability relating to these plans by $18,803, of which $15,873, before tax, was recognized as a gain with the balance recorded as a credit to accumulated other comprehensive income.
In addition, the Company sponsors two non-contributory qualified defined benefit pension plans covering certain of its union employees (“Union Plans”). Benefits payable to retirees under the Union Plans are based upon years of service and, for one plan, participants’ compensation.
The Retirement Plan, Excess Plan and Union Plans are collectively referred to as “Pension Plans.”
The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 and their dependents that are eligible for early or normal retirement under the Retirement Plan, as well as certain union employees (“Postretirement Plan”).

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s combined balance sheets associated with the Pension Plans and Postretirement Plan based upon actuarial valuations as of December 31, 2009 and 2008 (the measurement date).

	Pension		Postretirement
	Plans		Plan
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$93,394	$79,801	$6,210	$6,246
Service cost	391	334	234	251
Interest cost	5,279	4,836	337	331
Actuarial loss (gain)	(7,211)	10,456	(295)	(344)
Benefits paid	(2,166)	(2,033)	(274)	(274)

Benefit obligation at end of year	89,687	93,394	6,212	6,210

Change in plan assets:
Fair value of plan assets at beginning of year	71,536	68,913	—	—
Actual return on plan assets	(19,954)	4,127	—	—
Employer contributions	579	529	—	—
Benefits paid	(2,166)	(2,033)	—	—

Fair value of plan assets at end of year	49,995	71,536	—	—

Funded status at end of year	$(39,692)	$(21,858)	$(6,212)	$(6,210)

Amounts recognized in the combined balance sheets as of December 31, 2009 and 2008 consist of:

	Pension		Postretirement
	Plans		Plan
	2009	2008	2009	2008
Current liabilities (included in accrued employee related costs)	$(504)	$(366)	$(235)	$(226)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(39,188)	(21,492)	(5,977)	(5,984)

	$(39,692)	$(21,858)	$(6,212)	$(6,210)

Accumulated other comprehensive income (loss), before tax, as of December 31, 2009 and 2008 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension		Postretirement
	Plans		Plan
	2009	2008	2009	2008
Actuarial gain (loss)	$(26,113)	$(11,272)	$1,095	$856
Prior service credit (cost) and unrecognized transition asset	(2)	(4)	786	918

	$(26,115)	$(11,276)	$1,881	$1,774

Components of net periodic benefit cost for the Company’s Pension Plans and Postretirement Plan for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Pension			Postretirement
	Plans			Plan
	2009	2008	2007	2009	2008	2007
Service cost	$391	$334	$4,805	$234	$251	$367
Interest cost	5,279	4,836	5,919	337	331	380
Expected return on plan assets	(2,289)	(4,509)	(4,569)	—	—	—
Recognized actuarial loss (gain)	192	50	111	(56)	(67)	(10)
Amortization of unrecognized prior service cost (credit) and transition asset	2	—	22	(132)	(132)	(133)

Net periodic benefit cost	$3,575	$711	$6,288	$383	$383	$604

Curtailment gain	$—	$—	$15,873	$—	$—	$—

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2009 and 2008 are as follows:

	Pension		Postretirement
	Plans		Plan
	2009	2008	2009	2008
Actuarial gain (loss)	$(15,033)	$(10,839)	$295	$344
Recognized actuarial (gain) loss	192	50	(56)	(67)
Recognized prior service (credit) cost and transition asset	2	—	(132)	(132)

Total recognized in other comprehensive income (loss)	$(14,839)	$(10,789)	$107	$145

The estimated net loss and prior service cost for the Pension Plans expected to be amortized from accumulated other comprehensive income (loss) and recognized as components of net periodic benefit cost over the next fiscal year are $1,637 and $2, respectively. The estimated net gain and prior service credit for the Postretirement Plan expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $51 and $132, respectively.
Funded Status
The accumulated benefit obligation for the Pension Plans aggregated to $88,738 at December 31, 2009. As of December 31, 2009 each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.
The accumulated benefit obligation for the Pension Plans aggregated to $92,437 at December 31, 2008. As of December 31, 2008 each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the year) as of December 31, 2009 and 2008 are as follows:

	Pension		Postretirement
	Plans		Plan
	2009	2008	2009	2008
Discount rate	6.24%	5.81%	5.90%	5.80%
Rate of compensation increase	2.00%	3.00%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2014	2014

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the year) for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Pension			Postretirement
	Plans			Plan
	2009	2008	2007	2009	2008	2007
Discount rate	5.81%	6.15%	6.14%	5.80%	6.05%	6.05%
Expected long-term return on plan assets	4.00%	7.41%	8.00%	n/a	n/a	n/a
Rate of compensation increase	3.00%	3.00%	4.39%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	9.00%	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2014	2014	2013
The discount rate was determined (based on the expected duration of the benefit payments for the plans) from the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which the Company believed the plans’ benefits could be effectively settled. The Company’s expected long-term return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of returns were selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) on Total of
	Service and Interest Cost			Increase (Decrease) on Benefit
	Components for the Years			Obligation at
	Ended December 31,			December 31,
	2009	2008	2007	2009	2008
One percentage point increase	$75	$80	$121	$703	$742
One percentage point decrease	$(66)	$(71)	$(101)	$(612)	$(642)
Plan Assets and Investment Policy
The weighted-average asset allocation of the Retirement Plan and Union Plans at December 31, 2009 and 2008 was as follows:

Asset Category:	2009	2008
Fixed income securities	68%	75%
Cash equivalents	32%	25%

	100%	100%

On January 1, 2007, the Retirement Plan, Union Plans, and the Cablevision sponsored Cash Balance Retirement Plan assets were pooled together, along with other Cablevision related party benefit plans, into the Cablevision Retirement Plan Master Trust (“Master Trust”). Although assets of these plans are commingled in the Master Trust, the trustee maintained supporting records for the purpose of allocating the net gain or loss of the investment account to these plans. The net investment income or loss of the investment assets was allocated by the trustee to the Retirement Plan, Union Plans and Cablevision Cash Balance Retirement Plan based on the relationship of the interest of each plan to the total of the interests of the plans in the Master Trust.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
On July 1, 2008, the trustee for the Master Trust was changed, whereby the trustee maintains the assets of the Cablevision Cash Balance Retirement Plan (“Cablevision Plan Trust”) separately from the Retirement Plan and Union Plans (“MSG Pension Plan Trust”). All investment gains and losses that prior to July 1, 2008 were allocated between the Cablevision Cash Balance Retirement Plan, Retirement Plan, and Union Plans based on their interest in the total assets of the Master Trust, are now accounted for by the trustee based on investment gains and losses on the assets held in the Cablevision Plan Trust and MSG Pension Plan Trust. Investment gains and losses for the Retirement Plan and Union Plans are allocated by the trustee based on the relationship of the interest of each of these plans to the total of the interest of these plans in the MSG Pension Plan Trust.
The Master Trust’s investment objectives are to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the plans. This requires the Master Trust to subject a portion of its assets to increased risk to generate a greater rate of return. The investments held in the Master Trust are readily marketable and can be sold to fund benefit payment obligations of the plans as they become payable.
In November 2008, the Master Trust’s investment objectives were amended to reflect an overall lower risk tolerance to stock market volatility. The amended investment objectives modified the asset allocations so that any equity investments held by the Master Trust would be reinvested in cash, cash equivalent investments and/or other appropriate fixed income investments.
Prior to the Distribution, investment allocation decisions were formally made by Cablevision’s Investment and Benefit Committee, which took into account investment advice provided by its external investment consultant. The investment consultant took into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to Cablevision’s Investment and Benefit Committee. The investment consultant also took into account the plans’ liabilities when making investment allocation decisions. Those decisions were driven by asset/liability studies conducted by the external investment consultant who combined actuarial considerations and strategic investment advice. The major categories of the Master Trust’s assets are cash equivalents and long duration bonds which are marked-to-market on a daily basis. Due to the Master Trust’s significant holdings in long duration bonds, the Master Trust’s assets are subjected to interest-rate risk; specifically, a rising interest rate environment. However, these assets are structured in an asset/liability framework. Consequently, an increase in interest rates causes a corresponding decrease to the overall liability of the plans thus creating a hedge against rising interest rates. Additional risks involving the asset/liability framework include earning insufficient returns to cover future liabilities and imperfect hedging of the liability. In addition, a portion of the Master Trust’s long-duration bond portfolio invests in non-government securities which are subject to credit-risk of the bond issuer defaulting on interest and/or principal payments.
Investments at Estimated Fair Value
The fair values of the Master Trust assets at December 31, 2009 by asset category are as follows:

	Level I	Level II	Level III	Total
Fixed income securities(a)	$106,705	$—	$—	$106,705
Cash equivalents(b)	138,946	—	—	138,946

Total investments measured at fair value	$245,651	$—	$—	$245,651

(a)	Represents the Master Trust’s investment in mutual funds that invest primarily in long-duration government and non-government securities.

(b)	Represents the Master Trust’s investment in mutual funds that invest primarily in money market securities.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Contributions for Qualified Defined Benefit Pension Plans
The Company is currently not required to make a minimum contribution to the Retirement Plan and is required to make a minimum contribution of $29 to one of the Union Plans in 2009. However, the Company expects to contribute $10,100 and $2,545 to the Retirement Plan and the Union Plans, respectively, in 2010.
Estimated Future Benefit Payments
The following table presents estimated future benefit payments, as well as the expected Medicare Prescription Drug Subsidy, for the Pension Plans and Postretirement Plan:

	Pension	Postretirement
	Plans	Plan	Subsidy
2010	$3,017	$264	$22
2011	3,131	307	23
2012	3,209	328	23
2013	3,367	356	22
2014	3,552	398	22
2015 – 2019	23,164	2,761	95
Cablevision Sponsored Plans
Cablevision sponsors a non-contributory qualified defined benefit cash balance retirement plan and an unfunded non-contributory non-qualified excess cash balance plan that cover certain of the Company’s employees hired on or after January 1, 2001 and, effective January 1, 2008, the affected Retirement Plan and Excess Plan participants. In connection with these plans, Cablevision charges the Company for credits made into an account established for each participant. In addition, Cablevision sponsors 401(k) savings plans in which the Company participates. The Company makes matching cash contributions for a portion of employee contributions to the 401(k) savings plans. Expense related to these Cablevision sponsored plans included in the accompanying combined statements of operations totaled $7,537, $5,814 and $2,992 for the years ended December 31, 2009, 2008 and 2007, respectively.
Multi-employer Plans
The Company contributes to various multi-employer pension plans. Contributions made to these multi-employer plans for the years ended December 31, 2009, 2008 and 2007 approximated $7,715, $7,717 and $6,323, respectively. In addition, the Company contributed $8,813, $8,154 and $5,485, respectively for the years ended December 31, 2009, 2008 and 2007, to multi-employer plans that provide health and welfare benefits to active as well as retired employees.
Treatment of Retirement Benefits After the Distribution
After the Distribution, the Company became obligated to assume its respective liabilities for benefits under Cablevision’s cash balance retirement plan, unfunded non-contributory non-qualified excess cash balance plan, and 401(k) plans (collectively, the “Cablevision Retirement Plans”), in which the Company’s employees participate (to the extent not already reflected in the Company’s accompanying combined balance sheets). Following the Distribution, the Company offers, or will offer (after a transition period from the Cablevision Retirement Plans), retirement plans that are substantially similar to the Cablevision Retirement Plans.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Note 12. Equity Plans
Prior to the Distribution, certain employees and directors of Cablevision (including current employees and directors of the Company) participated in Cablevision’s equity award programs. As discussed below, the outstanding awards under Cablevision’s equity plans were adjusted in connection with the Distribution. In particular, shares of Class A Common Stock of the Company, and options and stock appreciation rights related to the Class A Common Stock of the Company were issued with respect to awards under the Cablevision equity plans. These awards were made pursuant to new stock plans of the Company adopted in connection with the Distribution. In addition, with respect to outstanding restricted stock held under the Cablevision equity plans, holders received in the Distribution shares of Company stock that are restricted on the same basis as the underlying Cablevision restricted stock.
Cablevision’s Equity Plans
Cablevision is authorized to grant under its 2006 Employee Stock Plan incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards. Options and stock appreciation rights under the 2006 Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of Cablevision’s Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the 2006 Employee Stock Plan, including vesting and exercisability, are determined by Cablevision’s compensation committee of the Board of Directors and may be based upon performance criteria.
Cablevision is also authorized to grant under its 2006 Stock Plan for Non-Employee Directors, nonqualified stock options, restricted stock units and other equity-based awards. Options under this plan must be granted with an exercise price of not less than the fair market value of a share of Cablevision’s Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Cablevision 2006 Stock Plan for Non-Employee Directors, including vesting and exercisability, are determined by Cablevision’s compensation committee of the Board of Directors. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant. In 2009 and 2008, Cablevision granted its non-employee directors an aggregate of 68,496 and 42,320 restricted stock units, respectively, which also vested on the date of grant. A portion of the expense recorded by Cablevision relating to these awards were allocated to the Company. The Cablevision 2006 Employee Stock Plan and the 2006 Stock Plan for Cablevision’s Non-Employee Directors are collectively referred to as the “Cablevision 2006 Stock Plans.”
Options and stock appreciation rights under the Cablevision 2006 Stock Plans have typically been scheduled to vest over three years in 33 1/3% annual increments and to expire 10 years from the grant date. Restricted shares under the Cablevision 2006 Stock Plans have typically been subject to three or four year cliff vesting. Options and restricted stock units issued to non-employee directors have been fully vested on the date of grant.
Previously, Cablevision had a 1996 Employee Stock Plan under which it was authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights, and bonus awards and a 1996 Stock Plan for Cablevision’s Non-Employee Directors under which it was authorized to grant options and restricted stock units. The Cablevision 1996 Employee Stock Plan expired in February 2006 and the Cablevision 1996 Non-Employee Directors Stock Plan expired in May 2006. These plans provided that the exercise price of stock options and stock appreciation rights could not be less than the fair market value per share of Cablevision’s Class A common stock on the date the option was granted and the option expired no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder of nonqualified options). The Cablevision 2006 Stock Plans, 1996 Employee Stock Plan, and the 1996 Stock Plan for Cablevision’s Non-Employee Directors are collectively referred to as the “Cablevision Stock Plans.”

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Performance based options awarded under the 1996 Employee Stock Plan were typically subject to approximately two year or three year cliff vesting, with exercisability subject to achievement of specific performance criteria. Performance based options expire 10 years from the date of grant (or up to one additional year in the case of the death of the holder). Cablevision has 652,200 performance based options and 639,564 stock appreciation rights outstanding at December 31, 2009 of which 82,200 and 90,402, respectively, are held by Company employees.
Options and performance based option compensation expense is based on awards that are ultimately expected to vest. Share-based compensation (which includes options, performance options, restricted stock, restricted stock units and stock appreciation rights) for the years ended December 31, 2009, 2008 and 2007 has been reduced for estimated forfeitures. Forfeitures were estimated based on historical experience.
The following table presents the share-based compensation expense (income) recorded for 2009, 2008 and 2007 relating to Company employees participating in the Cablevision Stock Plans and compensation expense relating to Cablevision corporate employees and directors and the portion of such share-based compensation expense that was allocated to the Company. For purposes of the following table and remaining Note, the portion of share-based compensation expense related to Cablevision corporate employees that is allocated to the Company includes allocations for the Company’s Executive Chairman, and President and Chief Executive Officer (which amounts are not included in the Company employee amounts), given they are also executive officers of Cablevision:

	Share-based Compensation Expense Related to the Cablevision Stock Plans
				Share-based Compensation
	Share-based Compensation			Expense Related to
	Expense Related to			Cablevision Corporate Employees
	Awards Granted to Company			and			Total Share-based Compensation
	Employees			Directors Allocated to the Company			Expense
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Stock options	$372	$1,202	$1,453	$1,050	$1,011	$1,850	$1,422	$2,213	$3,303
Stock appreciation rights	699	(573)	(19)	211	(574)	(139)	910	(1,147)	(158)
Restricted shares	7,278	7,334	4,627	4,652	4,332	3,943	11,930	11,666	8,570

Total share-based compensation	$8,349	$7,963	$6,061	$5,913	$4,769	$5,654	$14,262	$12,732	$11,715

Valuation Assumptions — Stock Options and Stock Appreciation Rights
Cablevision calculates the fair value of each option award on the date of grant and for each stock appreciation right on the date of grant and at the end of each reporting period using the Black-Scholes option pricing model. Cablevision’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules or the simplified method (the average of the vesting period and option term) as prescribed in the guidance now codified under ASC Topic 718-10-S99, if applicable. The interest rate for periods within the contractual life of the share-based award is based on interest yields for U.S. Treasury instruments in effect at the time of grant and as of December 31, 2009, 2008 and 2007 for stock appreciation rights. Cablevision’s computation of expected volatility is based on historical volatility of its common stock.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
The following assumptions were used to calculate the fair value of Cablevision stock appreciation rights outstanding relating to Company employees as of December 31, 2009, 2008 and 2007, respectively:

	December 31,
	2009	2008	2007
Range of risk-free interest rates	0.05% - 1.08%	0.26% - 0.94%	3.12% - 3.45%
Weighted average expected life (in years)	0.45	1.13	1.40
Dividend yields	1.63%	1.77%	0%
Weighted average volatility	33.38%	37.10%	20.04%
Weighted average fair value	$15.82	$7.72	$14.27
There were no options issued in 2009, 2008 or 2007.
Share-Based Payment Award Activity
The following table summarizes activity relating to Company employees who held Cablevision stock options for the year ended December 31, 2009:

				Weighted
			Weighted	Average
	Shares Under Option		Average	Remaining
	Time	Performance	Exercise	Contractual	Aggregate
	Vesting	Vesting	Price Per	Term (In	Intrinsic
	Options	Options	Share	Years)	Value(b)
Balance, December 31, 2008(a)	796,957	82,200	$14.31	5.84	$4,249
Exercised	(274,691)	—	$8.67
Forfeited/Expired	(67,800)	—	$13.38
Net transfer(c)	1,840	—	$14.48

Balance, December 31, 2009(a)	456,306	82,200	$15.65	5.06	$5,698

Options exercisable at December 31, 2009(a)	456,306	82,200	$15.65	5.06	$5,698

(a)	Reflects the reduction in the per share exercise price of options that were vested on or prior to December 31, 2004 to reflect the amount of the $10.00 special dividend and the dividends declared by Cablevision in 2008 and 2009 (the “Dividends”) upon exercise.

(b)	The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Cablevision’s NY Group Class A common stock on December 31, 2009 and 2008.

(c)	Represents the net transfer of stock options for employees who transferred from Cablevision affiliated entities to the Company and from the Company to Cablevision affiliated entities.
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Cablevision’s NY Group Class A common stock for all options outstanding (and all exercisable) held by Company employees which were all in-the-money at December 31, 2009. For the years ended December 31, 2009, 2008 and 2007, the aggregate intrinsic value of options exercised by Company employees under the Cablevision Stock Plans was $2,876, $463 and $4,295, respectively, determined as of the date of option exercise, plus the Dividends, as applicable.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the year ended December 31, 2009:

		Weighted Average
	Restricted	Fair Value Per Share
	Shares	at Date of Grant
Unvested award balance, December 31, 2008	1,027,732	$25.33
Granted	958,080	$10.67
Awards vested	(243,258)	$21.10
Forfeited	(201,420)	$21.57
Net transfer(a)	(25,160)	$25.04

Unvested award balance, December 31, 2009	1,515,974	$17.16

(a)	Represents the net transfer of restricted shares for employees who transferred from Cablevision affiliated entities to the Company and from the Company to Cablevision affiliated entities.
The following table summarizes the vested shares outstanding relating to Company employees who held Cablevision stock appreciation rights at December 31, 2009. There were no unvested stock appreciation rights outstanding as of December 31, 2009.

		Weighted	Weighted
	Outstanding	Average	Average
	Vested	Exercise Price	Remaining
	Stock	Per Share at	Contractual	Aggregate
	Appreciation	December 31,	Term (In	Intrinsic
	Rights	2009	Years)	Value(a)

Balance, December 31, 2009	90,402	$12.79	0.96	$1,399

(a)	The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Cablevision’s NY Group Class A common stock.
For the years ended December 31, 2009, 2008 and 2007, the amount of cash paid by Cablevision to settle the aggregate intrinsic value of stock appreciation rights exercised under the Cablevision Stock Plans for Company employees was $61, $250 and $1,994, respectively, determined as of the date of exercise.
As of December 31, 2009, there was approximately $10,529 of total unrecognized compensation cost related to Company employees who held unvested Cablevision options and restricted shares under the Cablevision Stock Plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1 year.
Treatment of Share-Based Payment Awards After the Distribution
In connection with the Distribution, each Cablevision stock option and stock appreciation right (“right” or “SAR”) became two options/rights. Cablevision options were converted into options to acquire Cablevision NY Group Class A Common Stock and options to acquire the Company’s Class A Common Stock. Cablevision rights were converted into rights with respect to the cash value of Cablevision NY Group Class A Common Stock and rights with respect to the cash value of the Company’s Class A Common Stock. The number of shares of the Company’s Class A Common Stock that became subject to each option/right was based on the 1:4 distribution ratio (i.e., one share of the Company’s common stock for every four shares of Cablevision). The options and the rights with respect to the Company’s Class A Common Stock were issued under the new Madison Square Garden, Inc. Employee Stock Plan or Madison Square Garden, Inc. Non-Employee Director Plan, as applicable. The existing exercise price was allocated between the existing Cablevision options/rights and the Company’s new options/rights based upon the ten-day weighted-average prices of the Cablevision NY Group Class A Common Stock and the Company’s Class A Common Stock, taking into account the 1:4 distribution ratio. As a result of this adjustment, 82.63% of the pre-Distribution exercise price of options and rights was allocated to the Cablevision options and rights and 17.37% was allocated to the new Madison Square Garden, Inc. options and rights. Further, in the Distribution, one share of the Company’s Class A Common Stock was issued in respect of every four shares of Cablevision restricted stock and these Company shares are restricted on the same basis as the underlying Cablevision restricted shares. In addition, upon the Distribution each director of Cablevision (some of whom are directors of the Company) received one share of the Company’s Class A Common Stock under the Madison Square Garden, Inc. Non-Employee Director Plan for every four restricted stock units held under the applicable Cablevision equity plan.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Note 13. Related Party Transactions
The Company provides services to and receives services from Cablevision. The combined financial statements of the Company reflect the application of certain allocation policies of Cablevision. Management believes that these charges have been made on a reasonable basis. However, it is not practicable to determine whether the allocated amounts represent amounts that might have been incurred on a stand-alone basis, including as a separate independent publicly traded company, as there are no company-specific or comparable industry benchmarks with which to make such estimates. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology staffing and infrastructure. Explanations of the composition and the amounts of the significant transactions and charges, not explained elsewhere in the accompanying notes to the combined financial statements, are described below:

	Years Ended December 31,
	2009	2008	2007
Revenues, net	$126,694	$121,059	$105,035

Operating expenses:
Corporate general and administrative	$(25,637)	$(24,290)	$(25,627)
Health and welfare plans	(12,682)	(10,656)	(8,697)
Advertising	(1,914)	(1,268)	(1,148)
Sales support function	(106)	(100)	(2,535)
Studio production services	(3,305)	(4,200)	(4,831)
Film library usage	(1,303)	(3,117)	(878)
Programming and production services	(8,849)	(8,441)	(7,612)
Long-term incentive plan	(10,806)	(13,801)	(13,972)
Risk management and general insurance	(6,161)	(6,371)	(6,768)
Other	(1,284)	(1,310)	(4,285)
Revenues, net
The Company recognizes revenue from the distribution of programming services to subsidiaries of Cablevision. Cablevision pays the Company for advertising in connection with signage at events, sponsorships and television advertisements. The Company also incurs advertising expenses charged by Cablevision. The Company together with other subsidiaries of Cablevision, may enter into agreements with third parties in which the amounts paid/received by Cablevision, its subsidiaries, or the Company may differ from the amounts that would have been paid/received if such arrangements were negotiated separately. Where other subsidiaries of Cablevision have incurred a cost incremental to fair value and the Company has received a benefit incremental to fair value from these negotiations, the other subsidiaries of Cablevision charge the Company for the incremental amount.
Corporate General and Administrative
General and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as executive management, human resources, legal, finance, tax, accounting, audit, treasury, strategic planning, information technology, transportation services, creative and production services, etc.) have been charged to the Company by Cablevision. Such costs charged to the Company have been included in selling, general and administrative expenses.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Health and Welfare Plans
Employees of the Company participate in health and welfare plans sponsored by Cablevision. Health and welfare benefit costs have generally been charged by Cablevision based upon the proportionate number of participants in the plans. Such costs charged to the Company have been included in technical and operating expenses, and selling, general and administrative expenses.
Sales Support Function
Cablevision provides affiliate sales support functions which primarily include salaries, facilities, and general and administrative costs to the Company.
Studio Production Services
Cablevision provides various studio production services for the Company.
Film Library Usage
The Company’s MSG Media segment has usage of certain films in Cablevision’s film library.
Programming and Production Services
Cablevision provides certain programming signal transmission and production services to the Company. Such costs charged to the Company have been included in technical and operating expenses.
Long-Term Incentive Plan
Cablevision charges to the Company its proportionate share of expenses related to Cablevision’s long-term incentive plans. Such amounts are included in selling, general and administrative expenses in the combined statements of operations. The long-term incentive plans are funded by the Company and aggregate liabilities of $24,149 and $32,605, related to these plans are included in current and long-term accrued employee related costs in the Company’s combined balance sheets at December 31, 2009 and 2008, respectively. These liabilities include certain performance based awards for which the performance criteria had not been met as of December 31, 2009 as such awards are based on achievement of certain performance criteria through December 31, 2010. The Company has accrued the amount that it currently believes will ultimately be paid based upon the performance criteria established for these performance based awards. If it is subsequently determined that the performance criteria for such awards is not probable of being achieved, the Company would reverse the accrual in respect of such award at that time.
Risk Management and General Insurance
Cablevision provides the Company with risk management and general insurance.
Advances to Cablevision
As of December 31, 2009 and 2008, the Company has advances outstanding to a subsidiary of Cablevision of $190,000 in the form of non-interest bearing advances. These advances are classified as non-current advances due from Cablevision in the accompanying combined balance sheet as of December 31, 2008. However, as discussed in Note 19, on January 28, 2010, the intercompany advances were replaced with a promissory note having a principal amount of $190,000 and a maturity date of June 30, 2010. As such, these advances are classified as current advances due from Cablevision in the accompanying combined balance sheet as of December 31, 2009.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Treatment of Long-Term Incentive Plans After the Distribution
In 2009, 2008 and 2007, Cablevision granted three-year performance awards to certain executive officers and other members of management under Cablevision’s 2006 Cash Incentive Plan. The performance metrics in each employee’s applicable award agreement for 2009 and 2008 are required to be adjusted to reflect the exclusion of the Company from the business of Cablevision. Amounts applicable to employees of the Company will continue to be reflected as liabilities in the Company’s balance sheet until settled (other than awards outstanding as of the Distribution to the Company’s Executive Chairman and Chief Executive Officer).
Deferred compensation awards granted by Cablevision pursuant to Cablevision’s Long-Term Incentive Plan (which was superseded by the Cash Incentive Plan in 2006) were unaffected by the Distribution. Amounts applicable to employees of the Company are and will continue to be reflected as liabilities in the Company’s balance sheet until settled (other than awards outstanding as of the Distribution to the Company’s Executive Chairman and Chief Executive Officer).
Note 14. Property and Equipment
As of December 31, 2009 and 2008 property and equipment (including equipment under capital leases) consisted of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated
	2009	2008	Useful Lives
Land	$67,921	$67,918
Buildings	185,618	183,385	5 to 45 years
Equipment	222,965	218,418	2 to 20 years
Aircraft	38,611	38,611	15 years
Furniture and fixtures	14,330	14,756	3 to 9 years
Leasehold improvements	129,352	106,238	Shorter of term of lease or life of improvement
Construction in progress	58,431	39,958

	717,228	669,284
Less accumulated depreciation and amortization	(375,223)	(344,778)

	$342,005	$324,506

Depreciation and amortization expense on property and equipment (including capital leases) amounted to $41,788, $42,559 and $37,422, respectively, for the years ended December 31, 2009, 2008 and 2007.
The Company has announced its intent to complete a major renovation of the Arena. Through December 31, 2009, the Company has incurred $59,674 in pre-construction planning and development costs associated with the planned renovation which is primarily recorded in construction in progress. Depreciation is being accelerated for the Arena assets that are planned to be removed as a result of the Arena Renovation.
As of December 31, 2009 and 2008, the gross amount of equipment and related accumulated depreciation recorded under capital leases are as follows:

	December 31,
	2009	2008
Equipment	$13,351	$13,351
Less accumulated depreciation	(8,588)	(7,621)

	$4,763	$5,730

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
In 2008, a capital lease asset for transponder space was transferred to the Company from certain Cablevision subsidiaries which resulted in an increase in property and equipment, net, of $640, an increase in a capital lease obligation for transponder space of $785, and an increase in accounts receivable from affiliates of $145.
The Company has recorded asset retirement obligations primarily related to the estimated cost associated with the removal of assets which will result from the Arena Renovation (see Note 2). The changes in the carrying amount of asset retirement obligations for the years ended December 31, 2009 and 2008 are as follows:

Balance as of January 1, 2008	$10,149
Additional obligations incurred	6,011
Revisions in estimated cash flows	3,232
Accretion expense	565

Balance as of December 31, 2008	19,957
Accretion expense	593

Balance as of December 31, 2009	$20,550

Note 15. Income Taxes
For the periods presented, the results of operations were included in the consolidated federal and certain state income tax returns of Cablevision. The income tax expense or benefit is based on the taxable income of the Company on a separate return basis.
Income tax expense (benefit) is comprised of the following components:

	Years Ended December 31,
	2009	2008	2007
Current expense:
Federal	$—	$—	$1,181
State & other	—	—	382

	—	—	1,563

Deferred expense (benefit):
Federal	16,724	(1,259)	27,397
State & other	1,542	(10,128)	16,071

	18,266	(11,387)	43,468

Income tax expense (benefit)	$18,266	$(11,387)	$45,031

The income tax expense (benefit) differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2009	2008	2007
Federal tax expense (benefit) at statutory federal rate	$16,070	$(5,713)	$30,770
State income taxes, net of federal benefit	2,909	(814)	6,302
Change in the estimated applicable corporate tax rate used to determine deferred taxes	(1,845)	(5,769)	4,385
Nondeductible disability insurance premiums expense and (nontaxable) disability insurance recoveries, net	(191)	(1,555)	2,362
Nondeductible expenses	1,323	2,464	1,212

Income tax expense (benefit)	$18,266	$(11,387)	$45,031

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Deferred Tax Asset (Liability)
Investment in MSG L.P.	$(504,229)	$(483,352)
Net operating loss carry forwards	7,092	3,141
Compensation and benefit plans	12,942	8,276
Other	88	88

Net noncurrent deferred tax liability	$(484,107)	$(471,847)

Deferred tax assets have resulted from the Company’s future deductible temporary differences and net operating loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its deductible temporary differences and net operating loss carry forwards. If such estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s statement of operations. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets.
The Company has no unrecognized tax benefits for uncertain tax positions as of December 31, 2009. In addition, the Company did not recognize any income tax expense relating to uncertain tax positions, including accrued interest, in 2009, 2008 and 2007.
As discussed in Note 1, on January 12, 2010, Cablevision contributed to the Company the Cablevision subsidiaries, that owned, directly or indirectly, all of the partnership interests in MSG L.P. Certain adjustments to the net deferred tax liability will be recorded as adjustments to equity as of the Distribution date. Deferred tax assets and liabilities presented have been measured using the estimated applicable corporate tax rates historically used by Cablevision for the periods presented. Due to the Company’s significant presence in the City of New York, the estimated applicable corporate tax rates used to measure deferred taxes will be higher on a stand-alone basis. Presenting income tax expense and deferred taxes on a separate return basis results in a difference between the net operating loss carry forward reflected in the deferred tax asset and the actual deferred tax asset for such carry forwards under the applicable tax laws because the operations of the Company were included in the consolidated federal income tax returns of Cablevision for all periods presented. Such inclusion results in utilization of tax losses each year to offset the taxable income of other members in the Cablevision federal consolidated group that are not included in these financial statements. The Company will have an insignificant amount of net operating loss carry forwards immediately subsequent to the Distribution. Finally, the Company may reduce its deferred tax asset with regard to certain compensation awards if it is anticipated that a portion thereof may not be realized pursuant to Internal Revenue Code Section 162(m).
Note 16. Segment Information
As discussed in Note 1, the Company classifies its business interests into three reportable segments which are MSG Media, MSG Entertainment and MSG Sports.
The Company allocates certain corporate costs to all of its reportable segments. In addition, the Company allocates its venue operating expenses to its MSG Entertainment and MSG Sports segments. Venue operating costs include the non-event related costs of operating the Company’s venues, and includes such costs as rent, real estate taxes, insurance, utilities, repairs and maintenance and labor related to the overall management of the venues. Depreciation related to The Garden and The Theater at Madison Square Garden is not allocated to the reportable segments and is recognized in “All other.”

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
The Company conducts a significant portion of its operations at venues that are either owned or operated by it under long-term leases. The Company owns The Garden and The Theater at Madison Square Garden which are in New York City and The Chicago Theatre in Chicago. It leases Radio City Music Hall and the Beacon Theatre in New York City. The Company also has a booking agreement with respect to the Wang Theatre in Boston.
The Company evaluates segment performance based on several factors, of which the primary financial measure is their operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring charges or credits, which is referred to as adjusted operating cash flow, a non-GAAP measure. The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure. Information as to the operations of the Company’s reportable segments is set forth below.

	Years Ended December 31,
	2009	2008	2007
Revenues, net
MSG Media	$474,139	$430,004	$391,522
MSG Entertainment	286,543	307,816	316,292
MSG Sports	368,607	369,333	355,798
Inter-segment eliminations	(66,872)	(64,195)	(61,430)

	$1,062,417	$1,042,958	$1,002,182

	Years Ended December 31,
	2009	2008	2007
Inter-segment revenues
MSG Media	$—	$—	$—
MSG Entertainment	101	99	97
MSG Sports	66,771	64,096	61,333

	$66,872	$64,195	$61,430

Inter-segment eliminations are primarily local television rights recognized by the Company’s MSG Sports segment from the licensing of team programming to the Company’s MSG Media segment.
Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss)

	Years Ended December 31,
	2009	2008	2007
Adjusted operating cash flow
MSG Media	$167,358	$112,117	$108,408
MSG Entertainment	(21,806)	10,636	49,817
MSG Sports	(17,959)	(30,883)	6,858
All other(a)	(6,963)	(31,149)	(13,617)

	$120,630	$60,721	$151,466

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Depreciation and amortization
MSG Media	$19,723	$22,451	$21,067
MSG Entertainment	10,346	9,407	8,718
MSG Sports	10,956	10,706	11,783
All other(b)	20,311	23,667	20,655

	$61,336	$66,231	$62,223

	Years Ended December 31,
	2009	2008	2007
Share-based compensation expense
MSG Media	$5,847	$4,202	$4,567
MSG Entertainment	5,420	3,692	3,094
MSG Sports	2,995	4,838	4,054
All other	—	—	—

	$14,262	$12,732	$11,715

	Years Ended December 31,
	2009	2008	2007
Restructuring expense
MSG Media	$—	$—	$221
MSG Entertainment	—	—	—
MSG Sports	—	—	—
All other	—	—	—

	$—	$—	$221

	Years Ended December 31,
	2009	2008	2007
Operating income (loss)
MSG Media	$141,788	$85,464	$82,553
MSG Entertainment	(37,572)	(2,463)	38,005
MSG Sports	(31,910)	(46,427)	(8,979)
All other	(27,274)	(54,816)	(34,272)

	$45,032	$(18,242)	$77,307

A reconciliation of reportable segment amounts to the Company’s combined balances is as follows:

	Years Ended December 31,
	2009	2008	2007
Operating income (loss) before income taxes
Total operating income for reportable segments	$72,306	$36,574	$111,579
Other operating loss	(27,274)	(54,816)	(34,272)

Operating income (loss)	45,032	(18,242)	77,307
Items excluded from operating income (loss):
Interest income	2,759	5,193	15,217
Interest expense	(3,876)	(3,274)	(3,610)
Miscellaneous expense	2,000	—	(1,000)

Income (loss) from operations before income taxes	$45,915	$(16,323)	$87,914

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Capital expenditures
MSG Media	$6,104	$11,413	$9,875
MSG Entertainment	7,691	15,234	6,875
MSG Sports	366	860	593
All other	45,200	27,685	12,764

	$59,361	$55,192	$30,107

(a)	Consists of legal fees and litigation settlement costs of $(437), $24,262 and $16,351 in 2009, 2008 and 2007, respectively, as well as unallocated corporate general and administrative costs of $7,400, $6,887 and $13,139 in 2009, 2008 and 2007, respectively, and a $15,873 gain on curtailment of Pension Plans for the year ended December 31, 2007.

(b)	Principally includes depreciation and amortization expense on The Garden and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Note 17. Concentrations of Risk
Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments. The Company did not have a single non-affiliated customer that represented 10% or more of its combined net revenues for the years ended December 31, 2009, 2008 and 2007. As discussed in Note 13, revenues from Cablevision amounted to $126,694, $121,059 and $105,035 for the years ended December 31, 2009, 2008 and 2007, respectively, which represent 12%, 12% and 10%, respectively, of the Company’s combined net revenues. As discussed in Notes 13 and 19, the Company has advances outstanding to a subsidiary of Cablevision at December 31, 2009 and 2008 of $190,000 in the form of non-interest bearing advances. These advances are unsecured and have not been guaranteed by any person. The following individual non-affiliated customers accounted for the following percentages of the Company’s combined accounts receivable balances:

	December 31,
	2009	2008
Customer A	12%	12%
Customer B	11%	10%
As of December 31, 2009, approximately six thousand employees, which represents a substantial portion of the Company’s workforce, are subject to collective bargaining agreements. Approximately 9% are subject to collective bargaining agreements that expired as of December 31, 2009 and approximately 25% are subject to collective bargaining agreements that will expire as of December 31, 2010 if they are not extended prior thereto.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
Note 18. Interim Financial Information (Unaudited)
The following is a summary of the Company’s selected quarterly financial data for the years ended December 31, 2009 and 2008:

	March 31,	June 30,	September 30,	December 31,	Total
2009:	2009	2009	2009	2009	2009
Revenues, net	$281,318	$207,336	$161,764	$411,999	$1,062,417
Operating expenses	(283,400)	(216,104)	(149,863)	(368,018)	(1,017,385)

Operating income (loss)	$(2,082)	$(8,768)	$11,901	$43,981	$45,032

Net income (loss)	$(1,941)	$(3,899)	$10,101	$23,388	$27,649

	March 31,	June 30,	September 30,	December 31,	Total
2008:	2008	2008	2008	2008	2008
Revenues, net	$275,336	$209,246	$160,818	$397,558	$1,042,958
Operating expenses	(293,499)	(206,955)	(169,814)	(390,932)	(1,061,200)

Operating income (loss)	$(18,163)	$2,291	$(8,996)	$6,626	$(18,242)

Net income (loss)	$(11,519)	$2,448	$(7,122)	$11,257	$(4,936)

Note 19. Subsequent Events
As discussed in Note 1, on January 12, 2010, Cablevision’s board of directors approved the Distribution and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in MSG L.P. MSG L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Company’s businesses until the Distribution occurred on February 9, 2010. Each holder of record of Cablevision Class A common stock as of close of business on January 25, 2010 (the “Record Date”) received one share of the Company’s Class A common stock for every four shares of Cablevision Class A common stock held. Each holder of record of Cablevision Class B common stock as of the Record Date received one share of the Company’s Class B common stock for every four shares of Cablevision Class B common stock held.
Effective January 1, 2010, a new long-term affiliation agreement was entered into between Cablevision and the MSG Networks. This new long-term affiliation agreement will result in estimated incremental revenues to the Company of approximately $30,000 for 2010, as compared to the amount recognized by the Company pursuant to the Company’s arrangement with Cablevision for 2009, and other additional consideration. This new affiliation agreement provides for the carriage of the MSG network and MSG Plus program services on Cablevision’s cable systems in the New York tri-state area. This agreement has a term of 10 years, obligates Cablevision to carry such program services on its cable systems and provides for the payment by Cablevision to the Company of a per subscriber license fee, which fee is increased each year during the term of the agreement.
In connection with the Distribution, the Company entered into various agreements with Cablevision, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain related party arrangements. These agreements govern the Company’s relationship with Cablevision subsequent to the Distribution and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Distribution. These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships. The distribution agreement includes an agreement that the Company and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses Cablevision transferred to the Company.

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
As discussed in Note 13, as of December 31, 2009, the Company has advances outstanding to a subsidiary of Cablevision aggregating $190,000. On January 28, 2010, the intercompany advances were replaced with a promissory note having a principal amount of $190,000. The note accrues interest at a rate of 3.25% per annum. The note is non-amortizing and has a maturity date of June 30, 2010 with prepayment without penalty at Cablevision’s option.
On January 28, 2010, MSG L.P. and certain subsidiaries of MSG L.P. entered into a credit agreement with a syndicate of lenders providing for a new senior secured revolving credit facility of up to $375,000 with a term of five years. As of March 12, 2010, $1,220 has been utilized for letters of credit issued on behalf of MSG L.P., therefore $373,780 of the $375,000 revolving credit facility was available. The proceeds of borrowings under the facility are expected to be available for working capital and capital expenditures, and for general corporate purposes, including but not limited to the renovation of The Garden. Up to $75,000 of the revolving credit facility is available for the issuance of letters of credit. All borrowings under the revolving credit facility, including, without limitation, amounts utilized under the revolving line of credit are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.