Form 10-K/A
period 2009-12-31
Madison Square Garden, Inc.
filed 2010-04-23
CIK 1469372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-34434	Madison Square Garden, Inc. Delaware Two Penn Plaza New York, NY 10121 (212) 465-6000	27-0624498

Securities registered pursuant to Section 12(b) of the Act:	Name of each Exchange on which Registered:
Title of each class:
Class A Common Stock	The NASDAQ Stock Market LLC

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐     No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No   ☒

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether each Registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of large accelerated filer and accelerated filer in Exchange Act Rule 12b-2.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the Registrant’s common stock was not publicly traded.

Number of shares of common stock outstanding as of April 12, 2010:

Class A Common Stock – 62,141,622

Class B Common Stock – 13,588,555

Documents incorporated by reference – None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

Madison Square Garden, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 with the Securities and Exchange Commission on March 18, 2010 (the “Original Filing”). The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely for the purpose of including Items in Part III (Items 10, 11, 12, 13 and 14) that were omitted from the Original Filing.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Other than as described above, no changes have been made to any Items included in the Original Filing and this Amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. A copy of the Original Filing and this Amendment may be obtained free of charge by writing to Madison Square Garden, Inc., Two Penn Plaza, New York, NY 10121; Attention: Corporate Secretary.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

CORPORATE GOVERNANCE

General

Unless the context otherwise requires, all references to “we”, “us”, “our”, “Madison Square Garden” or the “Company” refer to Madison Square Garden, Inc., together with its direct and indirect subsidiaries. “Madison Square Garden, Inc.” refers to Madison Square Garden, Inc. individually as a separate entity. Madison Square Garden, Inc. is a holding company and conducts substantially all of its operations through its subsidiaries. Our Class A Common Stock is listed on The NASDAQ Stock Market LLC under the symbol “MSG”. As a result, we are generally subject to The NASDAQ Stock Market LLC corporate governance listing standards.

Madison Square Garden, Inc. was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On January 12, 2010, Cablevision’s board of directors approved the distribution of all of the outstanding common stock of Madison Square Garden, Inc. to Cablevision shareholders (the “Distribution”) and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in Madison Square Garden, L.P. The Distribution took place on February 9, 2010 (the “Distribution Date”).

In connection with the consideration of the Distribution by the board of directors of Cablevision, a committee of the Cablevision board, comprising two independent Class A directors, recommended to the full Cablevision board of directors the principal elements of our governance structure, including the replication in our Amended and Restated Certificate of Incorporation of the Cablevision common stock voting structure, which the Cablevision board adopted as part of its approval of the Distribution. Cablevision’s Class A directors also approved these matters.

A listed company that meets The NASDAQ Stock Market LLC definition of “controlled company” may elect not to comply with certain of The NASDAQ Stock Market LLC corporate governance requirements. Holders of our Class B Common Stock who are members of the Dolan family and certain related family entities have entered into a Stockholders Agreement relating, among other things, to the voting of their shares of Class B Common Stock and have filed a Schedule 13D with the Securities and Exchange Commission (the “SEC”) as a “group” under the rules of the SEC. As a result, we are a “controlled company” under the corporate governance rules of The NASDAQ Stock Market LLC. As a controlled company, we have the right to elect not to comply with the corporate governance rules of The NASDAQ Stock Market LLC requiring: (i) a majority of independent directors on our Board of Directors (“Board”) and (ii) an independent nominating committee. Our Board has elected for the Company to be treated as a “controlled company” under The NASDAQ Stock Market LLC corporate governance rules and to not comply with The NASDAQ Stock Market LLC requirement for a majority independent board of directors and for an independent nominating committee because of our status as a controlled company.

Corporate Governance Guidelines

Our Board of Directors has adopted our Corporate Governance Guidelines. These guidelines set forth our practices and policies with respect to Board composition and selection, Board meetings, executive sessions of the Board, Board committees, the expectations we have of our directors, selection of the Executive Chairman and the President and Chief Executive Officer, management succession, Board and executive compensation, and Board self-evaluation requirements. The full text of our Corporate Governance Guidelines may be viewed at our corporate website at http://investor.msg.com. A copy may be obtained by writing to Madison Square Garden, Inc., Two Penn Plaza, New York, NY 10121; Attention: Corporate Secretary.

Executive Sessions of Non-Management and Independent Board Members

Under our Corporate Governance Guidelines, our directors who are not also officers of our Company or any of its affiliates (“Non-management directors”) are to meet at least quarterly in executive sessions. If the Non-management directors include any directors who are not independent under The NASDAQ Stock Market LLC rules, those directors who are independent directors are to meet in executive sessions at least twice a year. The Non-management directors will specify the procedure to designate the director who will preside at each executive session.

Communicating with Our Directors

Our Board of Directors has adopted policies designed to allow shareholders and other interested parties to communicate with our directors. Any interested party that wishes to communicate directly with the Board or any director or the Non-management directors as a group should send communications in writing to the Chairman of the Audit Committee, Madison Square Garden, Inc., Two Penn Plaza, New York, NY 10121. Any person, whether or not an employee, who has a concern with respect to our accounting, internal accounting controls, auditing issues or other matters, may, in a confidential or anonymous manner, communicate those concerns to our Audit Committee by contacting The Network, Inc., which has been designated to act as a confidential contact organization for these purpose, at 1-877-756-4306.

Code of Conduct and Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics for our directors, officers and employees. A portion of this Code of Conduct and Ethics also serves as a code of conduct and ethics for our senior financial officers, including our principal accounting officer and controller. Among other things, our Code of Conduct and Ethics covers conflicts of interest, disclosure responsibilities, legal compliance, reporting and compliance under the Code of Conduct and Ethics, confidentiality, corporate opportunities, fair dealing, protection and proper use of company assets, and equal employment opportunity and harassment. The full text of the code is available on our website at http://investor.msg.com. In addition, a copy may be obtained by writing to Madison Square Garden, Inc., Two Penn Plaza, New York, NY 10121; Attention: Corporate Secretary.

OUR DIRECTORS

The following individuals are our current directors.

Directors Elected by Class A Common Stockholders

RICHARD D. PARSONS, 62, Director of the Company since February 9, 2010. Mr. Parsons is Senior Advisor for Providence Equity Partners LLC since October 2009. Chairman of Citigroup Inc. since January 2009. Chief Executive Officer of Time Warner from 2002 to 2007; Chairman of Time Warner from 2003 to 2008; Co-Chief Operating Officer of AOL Time Warner from 2001 to 2002; and President of Time Warner from 1995 to 2000. Chairman and Chief Executive Officer of Dime Bancorp from 1990 to 1995; President and Chief Operating Officer of Dime Bancorp from 1988 to 1990. Partner of Patterson, Belknap, Webb & Tyler law firm from 1979 to 1988. Mr. Parsons is a director of Estee Lauder Companies and Citigroup Inc. He is a trustee of Howard University, the Museum of Modern Art and the American Museum of Natural History. Mr. Parsons is chairman of the Apollo Theater Foundation and the Jazz Foundation of America. In light of Mr. Parsons’ business experience, including as a chairman and chief executive officer of public companies, his experience as a practicing attorney and his services as a director of other public companies and charitable institutions, our Board of Directors has concluded that Mr. Parsons should serve as a director of the Company.

ALAN D. SCHWARTZ, 60, Director of the Company since February 9, 2010. Mr. Schwartz is Executive Chairman of Guggenheim Partners, LLC since 2009. Consultant for Rothschild Inc. from 2008 to 2009. President of Bear Stearns Companies Inc. from 2007 to 2008. Chief Executive Officer of Bear Stearns Companies Inc. January 2008 to March 2008. Co-President of Bear Stearns Companies Inc. from 2001 to 2007. President and Co-Chief Operating Officer of Bear Stearns & Co. from 2001 to 2008. Mr. Schwartz is a director of Marvin &

Palmer Associates, Inc. He is a trustee of Duke University, Chairman of the Board of the Robin Hood Foundation and a member of the boards of Mentor, St. Vincent’s Services for Children and NYU Medical Center. In light of Mr. Schwartz’s experience as an investment banker, his experience as a senior executive of other businesses, his service as a director of another public company and charitable institutions, our Board of Directors has concluded that Mr. Schwartz should serve as a director of the Company.

VINCENT TESE, 67, Director of the Company since February 9, 2010. Mr. Tese served as Chairman and Chief Executive Officer of the New York State Urban Development Corporation from 1985 to 1987 and as Director of Economic Development for New York State from 1987 to December 1994. Mr. Tese is Executive Chairman of Bond Street Holdings, LLC, and Premier American Bank and is a director of Bowne & Company, Inc., Cablevision, GGCP, Inc., IntercontinentalExchange, Inc., ICE U.S. Trust LLC, Mack-Cali Realty Corporation, Municipal Art Society, Retail Opportunity Investments Corp., Wireless Cable International, Inc. and Xanboo Inc. and a trustee of New York Presbyterian Hospital and New York University School of Law. During the past five years, Mr. Tese was a director of Gabelli Asset Management, National Wireless Holdings, Inc. and The Bear Stearns Companies, Inc. In light of his experience as the chief executive officer of the New York State Urban Development Corporation, his other government service, his experience as the executive chairman of private companies, his service as a director of other public companies, as well as the knowledge and experience he has gained about the Company’s business and the contributions he has made during his tenure as a director of Cablevision, our Board of Directors has concluded that Mr. Tese should serve as a director of the Company.

Directors Elected by Class B Stockholders

CHARLES F. DOLAN, 83, Director of the Company since July 29, 2009. Chairman of Cablevision since 1985. Chief Executive Officer of Cablevision from 1985 to October 1995. Founded and acted as the General Partner of Cablevision’s predecessor from 1973 to 1985. Established Manhattan Cable Television in 1961 and Home Box Office in 1971. Mr. Dolan serves as a director of Cablevision. Charles F. Dolan is the father of James L. Dolan, Deborah A. Dolan-Sweeney, Marianne Dolan Weber and Thomas C. Dolan and father-in-law of Brad Dorsogna, Brian G. Sweeney and Kristin A. Dolan. In light of his experience in the cable television and cable programming industries, as well as his experience as founder of Cablevision, his service as Chairman and, previously, as the Chief Executive Officer of Cablevision and its predecessors, as well as the knowledge and experience he has gained about the Company’s business and contributions he has made during his tenure as a director of Cablevision, our Board of Directors has concluded that Charles F. Dolan should serve as a director of the Company.

JAMES L. DOLAN, 54, Director of the Company since July 29, 2009. Executive Chairman of the Company since July 29, 2009. Chairman of Madison Square Garden since 1999. President of Cablevision since June 1998. Chief Executive Officer of Cablevision since October 1995. Chief Executive Officer of Rainbow Media Holdings, Inc., a subsidiary of Cablevision, from September 1992 to October 1995. Vice President of Cablevision from 1987 to September 1992. Mr. Dolan serves as a director of Cablevision. James L. Dolan is the son of Charles F. Dolan, the spouse of Kristin A. Dolan, the brother of Deborah A. Dolan-Sweeney, Marianne Dolan Weber and Thomas C. Dolan and the brother-in-law of Brad Dorsogna and Brian G. Sweeney. In light of his experience in various positions with Cablevision since 1979, including as its Chief Executive Officer since 1995, his experience as Chairman of Madison Square Garden, L.P. since 1999, as well as the knowledge and experience he has gained about the Company’s business and contributions he has made during his tenure as a director of Cablevision, our Board of Directors has concluded that James L. Dolan should serve as a director of the Company.

KRISTIN A. DOLAN, 44, Director of the Company since February 9, 2010 and Senior Vice President of Cablevision since June 2003. Kristin A. Dolan is the spouse of James L. Dolan, the daughter-in-law of Charles F. Dolan and the sister-in-law of Thomas C. Dolan, Marianne Dolan Weber, Brad Dorsogna, Deborah A. Dolan-Sweeney and Brian G. Sweeney. In light of her experience in various positions at Cablevision since 1990 and her familiarity with Madison Square Garden, our Board of Directors has concluded that Kristin A. Dolan should serve as a director of the Company.

THOMAS C. DOLAN, 57, Director of the Company since February 9, 2010 and Executive Vice President-Strategy and Development, Office of the Chairman of Cablevision since September 2008. Executive Vice President and Chief Information Officer of Cablevision from October 2001 until April 2005. Senior Vice

President and Chief Information Officer of Cablevision from February 1996 to October 2001. Vice President and Chief Information Officer of Cablevision from July 1994 to February 1996. General Manager of Cablevision’s East End Long Island cable system from November 1991 to July 1994. System Manager of Cablevision’s East End Long Island cable system from August 1987 to October 1991. Mr. Dolan serves as a director of Cablevision. Thomas C. Dolan is the son of Charles F. Dolan, the brother of James L. Dolan, Deborah A. Dolan-Sweeney, and Marianne Dolan Weber and the brother-in-law of Brad Dorsogna, Brian G. Sweeney and Kristin A. Dolan. In light of his experience as a member of Cablevision’s founding family, and in various positions with Cablevision since 1987, as well as the knowledge and experience he has gained about the Company’s business and contributions he has made during his tenure as a director of Cablevision, our Board of Directors has concluded that Thomas C. Dolan should serve as a director of the Company.

DEBORAH A. DOLAN-SWEENEY, 46, Director of the Company since February 9, 2010. Director of Dolan Family Foundation since 1986. Director of Dolan Children’s Foundation since 1997. Ms. Dolan-Sweeney serves as a director of Cablevision. Deborah A. Dolan-Sweeney is the daughter of Charles F. Dolan, the spouse of Brian G. Sweeney, the sister of James L. Dolan, Marianne Dolan Weber and Thomas C. Dolan and the sister-in-law of Brad Dorsogna and Kristin A. Dolan. In light of her experience as a member of Cablevision’s founding family, as well as the knowledge and experience she has gained about the Company’s business and contributions she has made during her tenure as a director of Cablevision, our Board of Directors has concluded that Deborah A. Dolan-Sweeney should serve as a director of the Company.

MARIANNE DOLAN WEBER, 52, Director of the Company since February 9, 2010. President of Dolan Family Foundation from 1986 to September 1999. Chairman of Dolan Family Foundation since September 1999. President of Dolan Children’s Foundation from 1997 to September 1999. Chairman of Dolan Children’s Foundation since September 1999. Manager of Dolan Family Office, LLC since 1997. Ms. Dolan Weber serves as a director of Cablevision. Marianne Dolan Weber is the daughter of Charles F. Dolan, the sister of James L. Dolan, Deborah A. Dolan-Sweeney and Thomas C. Dolan and the sister-in-law of Brad Dorsogna, Brian G. Sweeney and Kristin A. Dolan. In light of her experience as a member of Cablevision’s founding family and as Chairman of the Dolan Family Foundation and her experience as the manager of the Dolan Family Office, as well as the knowledge and experience she has gained about the Company’s business and contributions she has made during her tenure as a director of Cablevision, our Board of Directors has concluded that Marianne Dolan Weber should serve as a director of the Company.

BRAD DORSOGNA, 55, Director of the Company since February 9, 2010 and owner and Executive Producer of Artistree Productions since 1997. Mr. Dorsogna serves as a director of Cablevision. Mr. Dorsogna is the son-in-law of Charles F. Dolan, and the brother-in-law of James L. Dolan, Thomas C. Dolan, Marianne Dolan Weber, Deborah A. Dolan-Sweeney, Brian G. Sweeney and Kristin A. Dolan. In light of his experience as an owner of a private company, as well as the knowledge and experience he has gained about the Company’s business and contributions he has made during his tenure as a director of Cablevision, our Board of Directors has concluded that Brad Dorsogna should serve as a director of the Company.

BRIAN G. SWEENEY, 45, Director of the Company since February 9, 2010 and Senior Vice President —eMedia of Cablevision since January 2000. Mr. Sweeney serves as a director of Cablevision. Brian G. Sweeney is the son-in-law of Charles F. Dolan, the brother-in-law of James L. Dolan, Marianne Dolan Weber, Thomas C. Dolan, Brad Dorsogna and Kristin A. Dolan and the spouse of Deborah A. Dolan-Sweeney. In light of his experience in various positions with Cablevision since 1993, as well as the knowledge and experience he has gained about the Company’s business and contributions he has made during his tenure as a director of Cablevision, our Board of Directors has concluded that Brian G. Sweeney should serve as a director of the Company.

The term of office of our directors will expire at the annual meeting of stockholders in 2011. The business address for each director is c/o Madison Square Garden, Inc., Two Penn Plaza, New York, NY 10121, and each director is a citizen of the United States. We encourage our directors to attend annual meetings of stockholders and believe that attendance at annual meetings is just as important as attendance at meetings of the Board.

Give that Madison Square Garden, Inc. did not have any operations in 2009, our Board did not hold any meetings during that year.

Director Compensation

A director who is a Company employee receives no extra compensation for serving as a director. Each non-employee director receives a base fee of $50,000 per year; $2,000 per Board, committee and non-management director meeting attended in person; and $500 per Board, committee and non-management director meeting attended by telephone. Non-employee directors also receive $5,000 annually per committee membership and $10,000 annually per committee chairmanship.

We also pay our non-employee directors compensation in restricted stock units. Each year, each non-employee director receives a number of restricted stock units for the number of shares of common stock equal to $110,000 divided by the fair market value of a share of Class A common stock based on the closing price on the date of the grant. The restricted stock units the non-employee directors receive are fully vested on the date of grant and settled in cash or stock at the Company’s election generally upon the first business day following 90 days after service on the Board of Directors ceases. Such compensation is made pursuant to our 2010 Stock Plan for Non-Employee Directors. Restricted stock units for 2010 were granted on March 29, 2010. See Item 11. “Executive Compensation — Treatment of Outstanding Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards” for information concerning our Stock Plan for Non-Employee Directors.

None of our directors received any compensation from the Company for services as a director in 2009.

Board Committees

Our board has two permanent committees: the Audit Committee and the Compensation Committee.

Audit Committee

Our Audit Committee consists of Messrs. Tese (Chair), Parsons and Schwartz. The primary purposes and responsibilities of our Audit Committee are: (a) to assist the Board of Directors (i) in its oversight of the integrity of our financial statements, (ii) in its oversight of our compliance with legal and regulatory requirements, (iii) in assessing our independent registered public accounting firm’s qualifications and independence, and (iv) in assessing the performance of our internal audit function and independent registered public accounting firm; (b) to appoint, retain or terminate the Company’s registered public accounting firm and to pre-approve, or to adopt appropriate procedures to pre-approve, all audit and non-audit services, if any, to be provided by the independent registered public accounting firm; (c) to review the appointment and replacement of the head of our internal audit department; (d) to establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by Company employees or any provider of accounting-related services of concerns regarding questionable accounting and auditing matters and review of submissions and treatment of any such complaints; (e) to review and approve related party transactions that are required to be disclosed under SEC rules or that require such approval under the Company’s Related Party Transaction Approval Policy; (f) to conduct and review with the Board an annual performance evaluation of the Audit Committee; (g) to prepare any report of the Audit Committee required by the rules and regulations of the SEC for inclusion in our annual proxy statement; and (h) review and reassess the Audit Committee charter at least annually. The text of our Audit Committee charter is available on our website at http://investor.msg.com. A copy may be obtained by writing to Madison Square Garden, Inc., Two Penn Plaza, New York, NY 10121; Attention: Corporate Secretary.

Our Board of Directors has determined that each member of our Audit Committee is “independent” within the meaning of the rules of both The NASDAQ Stock Market LLC and the SEC, and that each has not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years and is able to read and understand fundamental financial statements, including balance sheets, income statements and cash flow statements. Our Board has also determined that each of Messrs. Tese, Parsons and Schwartz is an “audit committee financial expert” within the meaning of the rules of the SEC. In reaching its determination with respect to Mr. Tese, the Board considered the fact that Mr. Tese serves as a director of Cablevision and that his brother has been employed by Madison Square Garden, L.P., a subsidiary of the Company, in a non-executive officer position and determined that these relationships are not material and that Mr. Tese is independent.

Our Board has established a procedure whereby complaints or concerns with respect to accounting, internal controls, auditing and other matters may be submitted to the Audit Committee. This procedure is described under “— Communicating with Our Directors” above.

Our Audit Committee did not exist in 2009.

Compensation Committee

Our Compensation Committee consists of Messrs. Schwartz (Chair) and Tese. The primary purposes of our Compensation Committee are to: (a) establish our general compensation philosophy and, in consultation with management, oversee the development and implementation of compensation programs; (b) review and approve corporate goals and objectives relevant to the compensation of our President and Chief Executive Officer and our other executive officers who are required to file reports with the SEC under Section 16 of the Securities Exchange Act of 1934 (together with the President and Chief Executive Officers, the “Senior Employees”), evaluate their performance in light of these goals and objectives and determine and approve their compensation based upon that evaluation; (c) approve any new equity compensation plan or material changes to an existing plan; (d) make grants of equity and long-term incentive awards to employees; (e) oversee the activities of the committee or committees administering our retirement and benefit plans; (f) in consultation with management, oversee regulatory compliance with respect to compensation matters; (g) determine and approve any severance or similar termination payments to be made to Senior Employees (current or former); (h) determine the components and amount of Board compensation and review such determinations from time to time in relation to other similarly situated companies; (i) prepare any reports of the Compensation Committee to be included in the Company’s annual proxy statement; and (j) conduct and review with the Board an annual performance evaluation of the Compensation Committee. The text of our Compensation Committee charter is available on our website at http://investor.msg.com. A copy may be obtained by writing to Madison Square Garden, Inc., Two Penn Plaza, New York, NY 10121; Attention: Corporate Secretary.

Our Board of Directors has determined that each member of our Compensation Committee is “independent” under the rules of The NASDAQ Stock Market LLC.

Our Compensation Committee did not exist in 2009.

Absence of Nominating Committee

We do not have a nominating committee. We believe that it is appropriate not to have a nominating committee because of our stockholder voting structure. Under the terms of our Amended and Restated Certificate of Incorporation, the holders of our Class B Common Stock currently have the right to elect 75% of the members of our Board. We believe that creating a committee consisting solely of independent directors charged with responsibility for recommending nominees for election as directors would be inconsistent with the vested rights of the holders of Class B Common Stock under our Amended and Restated Certificate of Incorporation. Instead, our Corporate Governance Guidelines provide a mechanism for the selection of nominees for election as directors by the holders of our Class A Common Stock (“Class A Directors”) and by the holders of our Class B Common Stock (“Class B Directors”). The holders of our Class A Common Stock are currently entitled to elect 25% of the members of our Board. Under our Corporate Governance Guidelines, nominees for election as Class A Directors shall be recommended to the Board by the Class A Directors then in office who were elected by the holders of our Class A Common Stock. Nominees for election as Class B Directors shall be recommended to our Board by the Class B Directors then in office who were elected by the holders of the Class B Common Stock.

Director Selection

Our directors have not set specific, minimum qualifications that nominees must meet in order for them to be nominated for election to the Board, but rather believe that each nominee should be evaluated based on his or her individual merits, taking into account, among other matters, the factors set forth in our Corporate Governance Guidelines under “Board Composition” and “Selection of Directors.” Those factors include:

•	The desire to have a Board that encompasses a broad range of skills, expertise, industry knowledge, diversity of viewpoints, opinions, background and experience, and contacts relevant to our business;

•	Personal qualities and characteristics, accomplishments and reputation in the business community;

•	Ability and willingness to commit adequate time to Board and committee matters; and

•	The fit of the individual’s skill and personality with those of other directors and potential directors in building a Board that is effective, collegial and responsive to the needs of our Company.

The Class A Directors will evaluate possible candidates to recommend to the Board for nomination as Class A Directors and suggest individuals for the Board to explore in more depth. The Board will consider nominees for Class A Directors recommended by our stockholders. Nominees recommended by stockholders will be given appropriate consideration in the same manner as other nominees. Stockholders who wish to submit nominees for consideration by the Board for election at our 2011 annual meeting of stockholders may do so by submitting in writing such nominees’ names, in compliance with the procedures and along with the other information required by our By-laws. Any such nominee must be submitted to the Corporate Secretary of the Company at Madison Square Garden, Inc., Two Penn Plaza, New York, NY 10121 not less than 60 or more than 90 days prior to the date of our 2011 annual meeting of stockholders, provided that if the date of the meeting is publicly announced or disclosed less than 70 days prior to the date of the meeting, such notice must be given not more than ten days after such date is first announced or disclosed.

The Class B Directors will consult from time to time with one or more of the holders of Class B Common Stock to assure that all Class B Director nominees recommended to the Board are individuals who will make a meaningful contribution as Board members and will be individuals likely to receive the approving vote of the holders of a majority of the outstanding Class B Common Stock. The Class B Directors do not intend to consider unsolicited suggestions of nominees by holders of our Class A Common Stock. We believe that this is appropriate in light of the voting provisions of our Amended and Restated Certificate of Incorporation which vest exclusively in the holders of our Class B Common Stock the right to elect our Class B Directors.

Other Committees

In addition to standing committees, the Company has adopted a policy whereby a committee of our Board of Directors consisting entirely of independent directors, which may be our Audit Committee (an “Independent Committee”), will review and approve or take such other action as it may deem appropriate with respect to transactions involving the Company and its subsidiaries, on the one hand, and in which any director, officer, greater than 5% stockholder of the Company or any other “related person” as defined in Item 404 of Regulation S-K of the SEC (“Item 404”) has or will have a direct or indirect material interest. This approval requirement covers any transaction that meets the related party disclosure requirements of the SEC as set forth in Item 404, which currently apply to any transaction (or any series of similar transactions) in which the amount involved exceeds $120,000. The policy does not cover decisions on compensation or benefits or the hiring or retention of any person. The hiring or retention of executive officers is determined by our full Board of Directors. Compensation of executive officers is subject to the approval of our Compensation Committee. This policy also does not cover any pro rata distributions to all Company stockholders, including a pro rata distribution of our Class A Common Stock to holders of our Class A Common Stock and our Class B Common Stock to holders of our Class B Common Stock. No director on an Independent Committee will participate in the consideration of a related party transaction with that director or any related person of that director.

Our By-laws provide for the formation of an Executive Committee of the Board of Directors which would have the power to exercise all of the powers and authority of the Board in the management of the business and affairs of the Company, except as limited by the Delaware General Corporation Law. Our Board has not formed an Executive Committee, although it could do so in the future.

Board Leadership Structure

Our Board of Directors has chosen to separate the roles of Chairman of the Board and Chief Executive Officer. The Board believes that this is the optimal leadership structure as it recognizes both Mr. Dolan’s senior executive role with the Company as well as his leadership position on the Company’s Board while the Company is also able to benefit from the experience of its President and Chief Executive Officer, Mr. Ratner, with responsibility for day-to-day management of the Company.

Risk Oversight

The Company’s Board of Directors believes that oversight of risk management is an important Board responsibility. The Audit Committee takes the lead on behalf of the Board in monitoring risk management. The Audit Committee discusses guidelines and policies governing the process by which senior management of the Company and the relevant departments of the Company assess and manage the Company’s exposure to risk, and discusses the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures. We believe that our executive compensation program, with its emphasis on long-term performance, its close connection to Company-wide and divisional performance and its equity-based component is designed to align the executives’ compensation with the Company’s long-term strategy and growth and, as a result, does not encourage excessive risk taking. Our Compensation Committee considers the Company’s exposure to risk in establishing and implementing our executive compensation programs.

OUR EXECUTIVE OFFICERS

The following individuals are our executive officers.

James L. Dolan(1)	Executive Chairman
Hank J. Ratner	President and Chief Executive Officer
Robert M. Pollichino	Executive Vice President and Chief Financial Officer
Lawrence J. Burian	Executive Vice President, General Counsel and Secretary
Joseph F. Yospe	Senior Vice President, Controller and Principal Accounting Officer

(1)	The biography for James L. Dolan appears above under “Our Directors — Directors Elected by Class B Stockholders.”

HANK J. RATNER, 51, President and Chief Executive Officer of the Company since July 29, 2009. Vice Chairman of Madison Square Garden, L.P. from November 2003 until the Distribution Date. Vice Chairman of Cablevision since December 2002. Vice Chairman of Rainbow Media Holdings, LLC, a subsidiary of Cablevision, since June 2002. Director of Rainbow Media Holdings, Inc. from April 1997 to September 2003. Chief Operating Officer of Rainbow Media Holdings, Inc. from October 1999 to June 2002. Chief Operating Officer and Secretary of Rainbow Media Holdings, Inc. from October 1998 to October 1999. Executive Vice President & Secretary of Rainbow Media Holdings, Inc., a subsidiary of Cablevision, from October 1997 to October 1998. Executive Vice President Legal & Business Affairs and Secretary of Rainbow Media Holdings, Inc. from July 1993 to October 1997.

ROBERT M. POLLICHINO, 55, Executive Vice President and Chief Financial Officer of the Company since July 29, 2009. Executive Vice President, Finance of Madison Square Garden, L.P. since July 1998 until the Distribution Date. Senior Vice President of Rainbow Sports, a subsidiary of Rainbow Media Holdings, Inc., from November 1993 to June 1998. Vice President and General Manager of SportsChannel Associates from June 1988 to October 1993. Vice President, Finance and Administration of Cablevision Program Enterprises, the predecessor of Rainbow Media Holdings, Inc. from January 1980 to May 1988. Director, Finance of Cablevision Systems Corporation from March 1977 to December 1980. All of the foregoing companies are indirect subsidiaries of Cablevision.

LAWRENCE J. BURIAN, 40, Executive Vice President, General Counsel and Secretary of the Company since January 12, 2010. Senior Vice President, Associate General Counsel and Business Affairs of Cablevision from January 2005 until the Distribution Date. Vice President and Associate General Counsel of Cablevision from

February 2002 to December 2005. Assistant General Counsel of Cablevision from February 2000 to January 2002. Associate at Davis Polk & Wardwell LLP from August 1995 to February 2000 and September 1994 to January 1995. Law Clerk to Justice Aharon Barak, Deputy President (later President) of the Supreme Court of Israel from January 1995 to June 1995.

JOSEPH F. YOSPE, 51, Senior Vice President, Controller and Principal Accounting Officer of the Company since February 26, 2010. Senior Vice President, Corporate Controller and Chief Accounting Officer of ABM Industries Incorporated from January 2008 to February 2010 and Senior Vice President from October 2007 to December 2007. Assistant Controller and then Vice President and Assistant Controller of Interpublic Group of Companies, Inc. from September 2004 to September 2007. Corporate Controller of Genmab A/S from September 2002 to September 2004.

Item 11.	Executive Compensation

All of the information set forth in this 10-K/A that relates to Cablevision compensation amounts, philosophy and benefits has been provided by Cablevision or has otherwise been obtained from Cablevision’s public filings with the SEC. The Cablevision compensation information reflects compensation earned during 2009 based upon services rendered to Cablevision and its subsidiaries (including Madison Square Garden, L.P.) by our Executive Chairman and our President and Chief Executive Officer, and is based upon services rendered to Madison Square Garden, L.P. by our Executive Vice President and Chief Financial Officer. The services rendered by these executives in 2009 while a subsidiary of Cablevision, were in some instances, in capacities not equivalent to the positions in which they will serve the Company or our subsidiaries. The information below with respect to historical compensation at Cablevision and Madison Square Garden, L.P. while it was subsidiary of Cablevision is therefore not necessarily indicative of the compensation amounts, philosophy or benefits these individuals, or other executive officers of our Company, will receive as executive officers of the Company.

INTRODUCTION

This section presents information concerning compensation arrangements for our executive officers. We present historical information concerning the compensation of Messrs. James L. Dolan, Hank J. Ratner and Robert M. Pollichino, each of whom was an executive of Madison Square Garden, L.P. during 2009. Messrs. Dolan and Ratner were also named executive officers of Cablevision in 2009. The historical compensation information, including in particular the information set forth below under “Historical Compensation Information,” is not directly relevant to the compensation that these officers receive from the Company as a separate public company. With respect to future compensation, we have presented information below under “Key Elements of 2010 Expected Compensation from the Company” concerning the compensation that Messrs. Dolan, Ratner and Pollichino receive from the Company under employment agreements which each officer has entered into with the Company and which became effective on the Distribution Date. We have presented similar information for Lawrence J. Burian, who became an executive officer of the Company in connection with the Distribution and Joseph F. Yospe who became an executive officer of the Company on February 26, 2010. Neither Mr. Burian nor Mr. Yospe was a named executive officer of Cablevision or an officer of Madison Square Garden in 2009. Mr. Burian and Mr. Yospe are each party to an employment agreement with the Company. Information concerning the Company’s employment agreements with these executive officers is set forth below under “Employment Agreements.”

Each of Messrs. Dolan, Ratner, Pollichino and Burian hold various cash and equity-based long-term incentive awards that were granted by Cablevision. Treatment of these in the Distribution is described under “Treatment of Outstanding Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the specific arrangements that Cablevision had in place for its named executive officers as well as a discussion of Cablevision’s compensation philosophy for its named executive officers for 2009 as it affected certain of our named executive officers during that period. Cablevision’s compensation philosophy may be relevant to the Company because the elements of our compensation are similar to the elements of Cablevision’s compensation. However, our Compensation Committee has reviewed the impact of the separation and will continue to review all aspects of compensation and make appropriate adjustments.

This Compensation Discussion and Analysis also describes certain specific arrangements that the Company has with its named executive officers. For purposes of this Compensation Discussion and Analysis, the Company’s named executive officers are James L. Dolan, Hank J. Ratner, Robert M. Pollichino, Lawrence J. Burian and Joseph F. Yospe. These individuals are referred to collectively as Named Executive Officers (“NEOs”). Messrs. Dolan and Ratner were also named executive officers of Cablevision in 2009 and each of them is also an officer of Cablevision. We have entered into an employment agreement with each of our NEOs. See “Employment Agreements.” Messrs. Dolan and Ratner have also entered into employment agreements with Cablevision.

Role of Executives in Cablevision Compensation

The Cablevision compensation committee reviews the performance and compensation of the Cablevision Chief Executive Officer and the Cablevision Chairman and, following discussions with its compensation consultant, establishes each of their compensation. The management of Cablevision provides to the Cablevision compensation committee, either directly or through the compensation consultant, management’s recommendations on the compensation, including annual cash incentive compensation, for Cablevision executive officers other than the Cablevision Chief Executive Officer and the Chairman. The Cablevision Chief Executive Officer, Vice Chairman and Chief Operating Officer assist the Cablevision compensation committee and its compensation consultant in determining Cablevision’s core peer group and the peer group comparisons, as described below. Other members of Cablevision management provide support to the Cablevision compensation committee as needed. Based upon a review of performance and historical compensation, recommendations and information from members of Cablevision management, and discussions with its compensation consultant, the Cablevision compensation committee determines and approves compensation for Cablevision executive officers and makes recommendations to the full Cablevision Board.

Compensation Consultant

In accordance with their charters, Cablevision’s compensation committee and our Compensation Committee have the authority to engage outside consultants to assist in the performance of duties and responsibilities. Cablevision’s compensation committee uses a compensation consultant to assist the Cablevision compensation committee in determining whether the elements of Cablevision’s executive compensation program are reasonable and consistent with Cablevision’s objectives. The compensation consultant advises Cablevision’s compensation committee on designing Cablevision’s executive compensation program and the reasonableness of individual compensation awards. The compensation consultant reports directly to Cablevision’s compensation committee, although the compensation consultant meets with members of Cablevision’s management from time to time for purposes of gathering information on management proposals and recommendations to be presented to Cablevision’s compensation committee.

As part of its ongoing engagement by Cablevision, the compensation consultant, Executive Compensation Advisors, Korn/Ferry International (“ECA”) conducted a review of Cablevision’s 2009 executive compensation to assist Cablevision’s compensation committee in determining compensation programs and decisions. The lead individual who performed these services on behalf of ECA formed ClearBridge Compensation Group (“ClearBridge”) in September 2009. The Cablevision compensation committee retained ClearBridge to assist in designing and establishing the Company’s executive compensation program.

In February 2010 our Compensation Committee also engaged ClearBridge to assist our Compensation Committee in making compensation decisions.

Cablevision Executive Compensation Overview and Philosophy

For 2009, Cablevision’s executive compensation program was designed to meet the following key objectives:

•

The majority of compensation for Cablevision’s executive officers should be at risk and based on the performance of Cablevision, so that actual compensation levels depend upon Cablevision’s actual performance as determined by its compensation committee.

•	Over time, incentive compensation of Cablevision’s executive officers should focus more heavily on long-term rather than short-term accomplishments and results.

•	Equity-based compensation should be used to align Cablevision’s executive officers with the stockholders’ interests.

•

The overall executive compensation program should be competitive, equitable and structured so as to ensure Cablevision’s ability to attract, retain, motivate and reward the talented executives who are essential to Cablevision’s continuing success. Total direct compensation, rather than individual compensation elements, is the focus in providing competitive compensation opportunities.

Cablevision Elements of In-Service Compensation

Cablevision’s compensation committee sought to fulfill the objectives described above by maintaining appropriate balances between (1) short-term and long-term compensation, (2) cash and equity compensation, and (3) performance-based and non-performance-based compensation. We expect to continue using a similar mix of these compensation elements.

The Cablevision executive compensation program consisted of three principal elements: base salary, annual cash incentives and long-term incentives. In addition, each executive officer was also eligible to receive certain benefits, which were provided to all other eligible employees, and certain perquisites described below. We expect to continue using a similar mix of these compensation elements.

A significant percentage of total direct compensation was allocated to incentive compensation in accordance with the philosophy of Cablevision’s compensation committee as described above. Cablevision’s compensation committee reviewed historical Cablevision compensation and other information provided by its compensation consultant and other factors such as experience, performance and length of service to determine the level and mix of compensation for its executive officers, by position and grade level, that the Cablevision compensation committee had deemed appropriate.

Base Salaries

The Cablevision compensation committee was responsible for setting the base salaries of Messrs. Dolan and Ratner in 2009. Base salaries for Cablevision’s named executive officers had been set at levels that were intended to reflect the competitive marketplace in attracting and retaining quality executives. The Cablevision employment agreements of Messrs. Dolan and Ratner contain a minimum base salary level. Cablevision’s compensation committee reviewed the salaries of its named executive officers no less frequently than on an annual basis. Cablevision’s compensation committee evaluated each of its executives’ performance, experience and grade level and may increase its executive salaries. Based on evaluation of performance, experience, grade level, and the competitive marketplace, Cablevision’s compensation committee reviewed the base salaries of Messrs. Dolan and Ratner in 2009. Cablevision’s compensation committee increased the base salary of Mr. Dolan in 2009 by $72,000, from $1,800,000 in 2008 to $1,872,000 in 2009. Cablevision’s compensation committee increased the base salary of Mr. Ratner in 2009 by $63,000, from $1,575,000 in 2008 to $1,638,000 in 2009.

Mr. Robert M. Pollichino was not an executive officer of Cablevision in 2009. As an employee of Madison Square Garden, Mr. Pollichino’s 2009 base salary was reviewed by the Company’s executive management, working within guidelines and procedures established by Cablevision’s compensation committee. Mr. Pollichino’s base salary in 2009 was increased by $22,400, from $560,000 in 2008 to $582,400 in 2009.

Pursuant to their employment agreements with the Company, the Company’s NEOs receive the following base salaries from the Company for 2010: Mr. Dolan — $500,000, Mr. Ratner — $1,200,000, Mr. Pollichino — $700,000, Mr. Burian — $600,000 and Mr. Yospe — $400,000. As Mr. Dolan and Mr. Ratner remain as officers and employees of Cablevision following the Distribution, they also receive annual base salaries from Cablevision.

Annual Incentives

Under Cablevision’s executive compensation program, annual incentive awards, or bonuses, were made to its executive officers and other members of Cablevision management. For the Cablevision individuals that the compensation committee determines may be covered by Section 162(m) of the Internal Revenue Code, as amended, 2009 bonuses were granted under Cablevision’s 2006 Cash Incentive Plan (“Cablevision CIP”), a stockholder approved plan. For all other members of management, bonuses were granted under a management performance incentive program (“Cablevision MPIP”) overseen by the compensation committee.

Cablevision’s annual incentive awards were designed to directly link executive compensation to performance and provide incentives and rewards for excellent business performance during the year. Each bonus-eligible employee was assigned a target bonus of a percentage of that employee’s annual base salary. The target bonuses were determined based upon the applicable employee’s position, grade level, responsibilities, and historical and expected future contributions to Cablevision. In addition, the Cablevision employment agreements of Messrs. Dolan and Ratner contain a minimum target bonus level. Cablevision’s compensation committee reviewed the target bonus levels of its named executive officers no less frequently than on an annual basis. Cablevision’s compensation committee evaluated each of its executives’ performance, experience and grade level and adjusts executive target bonus levels accordingly. Based on their performance and in accordance with the terms of the Cablevision employment agreements, Cablevision’s compensation committee, in its discretion, has increased target bonus levels for Messrs. Dolan and Ratner over time. Similarly, Mr. Pollichino’s target bonus level has also been increased by the Company’s executive management over time. Target bonuses for 2009 were as follows (expressed as a percentage of base salary): Mr. Dolan — 200%, Mr. Ratner — 200% and Mr. Pollichino — 60%. In respect of 2009, bonuses paid to Mr. Dolan and Mr. Ratner were pursuant to the Cablevision CIP and bonuses paid to Mr. Pollichino were pursuant to the Cablevision MPIP.

The payment of annual incentive awards depended on the extent to which Cablevision achieved performance objectives established by Cablevision’s compensation committee (subject to the discretion of Cablevision’s compensation committee to reduce the incentive award).

Pursuant to their employment agreements with the Company, the Company’s NEOs have the following target bonus levels for 2010 bonuses, if any, that may be paid by the Company (expressed as a percentage of base salary): Mr. Dolan — 200%; Mr. Ratner — 200%; Mr. Pollichino — 60%, Mr. Burian — 60% and Mr. Yospe — 45%.

Long-Term Incentives

Cablevision’s executive compensation program was designed to achieve the objectives described above. Its core long-term incentive program in 2009 for all except its most senior executives consisted of two elements: restricted stock and cash performance awards. These long-term incentives were awarded to members of management based upon each individual’s grade level and provided approximately 50% of the value of their long-term incentive awards in restricted stock and approximately 50% of the value of their long-term incentive awards as cash performance awards. Cablevision believed that restricted stock provided its executive officers with an incentive to improve Cablevision’s stock price performance and a direct alignment with stockholders’ interests, as well as a continued stake in the long-term success of Cablevision. The cash performance awards also provided strong incentives for the executives to help Cablevision achieve specific long-term financial objectives. In addition, because these equity and cash awards vest over time, Cablevision believed these awards would provide strong incentives for the executives to remain with Cablevision. In 2009, Cablevision changed the long-term incentive program for its most senior executives, including Messrs. Dolan and Ratner, by adding stock options as a third long-term incentive element for those executives, while maintaining the same target long-term incentive compensation value based upon each individual’s grade level. Cablevision believed that adding stock options for those executives reinforced alignment with stockholders’ interests. As a result, in 2009, Messrs. Dolan and Ratner received approximately 40% of the value of their total long-term incentive awards in stock options, approximately 30% in restricted stock and approximately 30% of the value of their long-term incentive awards as cash performance awards.

Grants of long-term incentives were made under Cablevision’s stockholder-approved plans. Prior to 2006, restricted stock, stock options and stock appreciation rights awards were granted under Cablevision’s 1996 Amended and Restated Employee Stock Plan, which expired by its terms in February 2006. This plan was replaced by Cablevision’s 2006 Employee Stock Plan, which was approved by stockholders at Cablevision’s annual meeting in May 2006. Cash awards have been made under Cablevision’s Long-Term Incentive Plan, which was replaced by the Cablevision CIP in May 2006.

Awards to our NEOs of restricted stock units, restricted stock (for Mr. Ratner) and performance awards, including one-time special equity and equity-based awards to Mr. Ratner, were made on March 29, 2010. See the discussion under “— Employment Agreements” for additional information.

Restricted Stock

Under Cablevision’s executive compensation program, annual grants of restricted stock were made to its executive officers and other members of Cablevision’s management. An award of restricted stock provided the recipient with a specified number of shares of Cablevision NY Group Class A Common Stock as long as the recipient remained employed by Cablevision through the date that the restrictions lapse. Under the current executive compensation program, restricted stock awards vest in their entirety on the third anniversary of the date of grant (i.e., 3-year cliff vesting) as long as the recipient is continuously employed until such date. Information regarding restricted stock awards for Messrs. Dolan, Ratner and Pollichino in 2009 is set forth in the Summary Compensation Table below. More information regarding other restricted stock grants for Messrs. Dolan, Ratner and Pollichino appears in the Outstanding Cablevision Equity Awards at 2009 Fiscal Year-End Table below. See “— Treatment of Outstanding Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards” for a discussion of the impact of the Distribution on Cablevision restricted stock.

Performance Awards

The Cablevision executive compensation program contemplated annual grants of three-year performance awards to its executive officers and other members of Cablevision’s management to be earned on the basis of long-term performance relative to pre-established financial goals. Cablevision’s compensation committee set the performance objectives for each award in the first quarter of the year of grant. Each recipient was eligible to receive a specified dollar amount, depending on the employee’s grade level, to the extent that the performance objectives were achieved.

The Cablevision performance awards granted in 2009 will be payable in 2012 if Cablevision achieves specified targets of net revenues or adjusted operating cash flow in the year ending December 31, 2011. The target levels of net revenues and adjusted operating cash flow were derived from Cablevision’s five-year plan for its operating business units presented to the Cablevision board of directors in connection with Cablevision’s 2009 annual budget and risk adjusted by the compensation committee. These targets were intended to measure ongoing operating performance of Cablevision and are subject to various adjustments such as for acquisitions and dispositions and investments in new business initiatives, and exclude all charges for long-term performance based compensation. In determining achievement of the 2009 performance awards, each performance measure is weighted equally. The awards provide for a potential payout on a sliding scale such that the actual payment may range from zero (if both incremental operating business unit net revenues and incremental operating business unit adjusted operating cash flow fail to reach at least 60% of the targets) to 200% (if, for example, both incremental operating business unit net revenues and operating business unit adjusted operating cash flow equal or exceed 120% of the targets). If Cablevision does not achieve threshold levels of performance, the award does not provide for any payment. If Cablevision exceeds threshold levels but does not achieve the targeted rates, or if Cablevision achieves one target but not both, the award provides for partial payments. In addition, if results exceed the desired targets, recipients will be rewarded for the exceptional performance. Based on the experience and grade level of Messrs. Dolan and Ratner in 2009, Cablevision’s compensation committee granted Messrs. Dolan and Ratner performance awards with targeted amounts of $2,235,000 and $1,995,000, respectively. Mr. Pollichino’s performance award in 2009 was based on his grade level with a targeted amount of $250,000. Cablevision performance awards for Messrs. Dolan, Ratner and Pollichino granted in 2009 are set forth in the Grants of Cablevision Plan-Based Awards table below.

Given that the targets for all performance awards have been derived from Cablevision’s confidential five-year strategic plans, which are not disclosed publicly for competitive reasons, Cablevision does not believe it is appropriate to disclose specific numerical targets. Disclosure of these targets could provide information that could lead to competitive harm to Cablevision. Cablevision believes that its five-year plans, and consequently the targets set for the performance awards, are ambitious and reflect desired above-market performance. In determining the threshold levels of performance, Cablevision’s compensation committee considered, among other factors, Cablevision’s five-year plan and the degree of difficulty in achieving the targets, including a comparison of the five-year plan with analysts’ published projections of Cablevision’s growth as well as of some of Cablevision’s competitors. The 2009 performance award includes a sliding scale of payouts based upon the levels of incremental net revenues and adjusted operating cash flow. Cablevision believes that the lowest levels on the sliding scale should be achieved, although there can be no assurance this will occur. As the payout scale increases, the likelihood of achievement decreases and the payouts increase. Cablevision’s compensation committee has the authority to amend or waive the performance targets under these awards and to make interpretations and adjustments thereto.

Stock Options

Under Cablevision’s 2009 executive compensation program, Cablevision issued stock options to its most senior executives, including Messrs. Dolan and Ratner, in addition to restricted stock and cash performance awards. Each stock option granted in 2009 was granted with an exercise price no less than the closing price of Cablevision NY Group Class A Common Stock on the date of grant. Stock options will have value only if, and to the extent that, the price of Cablevision NY Group Class A Common Stock on the date the stock option is exercised exceeds this exercise price.

Under Cablevision’s executive compensation program, prior to 2007, annual grants of stock options were made to Messrs. Dolan and Ratner. Each stock option was required to be granted with an exercise price no less than the closing price of Cablevision NY Group Class A Common Stock on the date of grant. Stock options will have value only if, and to the extent that, the price of Cablevision NY Group Class A Common Stock on the date the stock option is exercised exceeds this exercise price.

Generally, the stock options vested over three years in 33 1/3% annual increments and expire 10 years from the grant date; however, stock options granted to Messrs. Dolan and Ratner in 2009 had a 5 1/2 year term. More information regarding other stock option grants to Messrs. Dolan, Ratner and Pollichino appears in the Outstanding Cablevision Equity Awards at 2009 Fiscal Year-End table below. See “Treatment of Outstanding Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards” for a discussion of the impact of the Distribution on Cablevision stock options.

Other Types of Awards in Prior Years

In the past, Cablevision has issued other types of long-term incentives to its executive officers and other members of Cablevision management, such as performance-based stock options, stock appreciation rights, performance retention awards and deferred compensation awards.

Under Cablevision’s former executive compensation program, grants of stock appreciation rights were made to its executive officers and other members of Cablevision management. Stock appreciation rights are the right to receive the appreciation in the value of Cablevision NY Group Class A Common Stock over a specified period of time. Upon exercise of a stock appreciation right, the award recipient will receive an amount of cash, common stock or a combination of cash and common stock equal to the amount of the appreciation. Historically, Cablevision granted stock appreciation rights in tandem with options. Each stock appreciation right was required to be granted with an exercise price no less than the closing price of a share of Cablevision NY Group Class A Common Stock on the date of grant; for a tandem stock appreciation right, the exercise price is equal to the exercise price per share of the related option. Generally the stock appreciation rights vested over three years in 33 1/3% annual increments and would expire 10 years from the grant date. More information regarding Cablevision stock appreciation right grants for Messrs. Dolan and Ratner appears in the Outstanding Cablevision Equity Awards at 2009 Fiscal Year-End table below. See “Treatment of Outstanding Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards” for a discussion of the impact of the Distribution on Cablevision stock appreciation rights.

Cablevision’s former executive compensation program also included special retention incentives called deferred compensation awards. Although Cablevision referred to these awards as “deferred compensation awards,” it does not believe that they constitute “deferred compensation” under Section 409A of the Internal Revenue Code. These awards were generally made to its executive officers and other members of Cablevision management. The purpose of these deferred compensation awards was to attract and retain senior executives. Messrs. Dolan, Ratner and Pollichino received these awards in October 2004.

The Cablevision deferred compensation awards contemplated an initial award amount for each recipient of $500,000. Each year, on the anniversary date of the award, the award amount grows by an additional amount equal to the lesser of 20% of the individual’s annual base salary in effect at that time and $150,000. In addition, the award amount is increased by quarterly interest, at an annual interest rate equal to the average of the one-year LIBOR fixed-rate equivalent for the ten business days immediately preceding October 1st of each year. The deferred compensation award is paid in installments: 50% of the then current award amount was paid on the fifth anniversary of the effective date of the award (October 2009 for Messrs. Dolan, Ratner and Pollichino), and the balance of the then current award amount is payable on the seventh anniversary of the effective date (October 2011 for Messrs. Dolan, Ratner and Pollichino), so long as the recipient continues to be employed by Cablevision or the Company or one of their respective affiliates. Information regarding the Cablevision deferred compensation awards of Messrs. Dolan, Ratner and Pollichino is set forth in the Summary Compensation Table below. See “— Treatment of Outstanding Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards” for a discussion of the impact of the Distribution on Cablevision deferred compensation awards.

Benefits

Cablevision offered benefits to its executive officers generally to provide for retirement income and to serve as a safety net against hardships that can arise from illness, disability or death.

In 2009, Cablevision’s executive officers were eligible to participate in the same health and welfare benefit plans made available to the other benefits-eligible employees of Cablevision, including, for example, medical, dental, vision, life insurance and disability coverage.

For a description of Cablevision’s defined benefit plans and defined contribution plans, please see “Historical Compensation Information — Pension Benefits,” “— Cablevision Cash Balance Pension Plan,” “Cablevision Excess Cash Balance Plan,”
“— Cablevision 401(k) Plan” and “— Cablevision Excess Savings Plan” below.

As an employee of Madison Square Garden, Mr. Pollichino has accrued benefits under the Madison Square Garden, L.P. Retirement Plan and the Madison Square Garden, L.P. Excess Retirement Plan. For a description of these plans, please see “Historical Compensation Information — Pension Benefits — Madison Square Garden, L.P. Retirement Plan,” and “— Madison Square Garden, L.P. Excess Retirement Plan” below.

In addition to the above employee benefit plans, Mr. Pollichino is also eligible for benefits under the Madison Square Garden Retiree Medical Program, which provides continued medical coverage to employees who (i) were hired prior to January 1, 2002, (ii) retire after age 55 with at least 10 years of service, (iii) commence payments under the Madison Square Garden, L.P. Retirement Plan and (iv) are eligible for the Company’s active medical plan on the day before the retirement date. The program is self-funded and participants pay 25% of the cost of pre-65 coverage and 100% of post-65 coverage.

We expect to continue to offer health and welfare benefits and retirement plans that are substantially similar to the previous benefits and plans. See “Historical Compensation Information — Pension Benefits — Our Retirement Benefits.”

In addition to the standard life insurance that was available to all Cablevision employees (based on a multiple of base salary, up to a $4,000,000 cap on the total amount of life insurance), Cablevision purchased whole life insurance policies for certain current and former senior executives of Cablevision, including Messrs. Dolan and Ratner. The policies originally provided coverage (before the application of any dividends to purchase increased insurance) in the amount of the greater of three times the individual’s annual base salary as in effect in 1996 or the estimated death benefit provided under previous policies. As of each respective policy’s 2009 anniversary date, the policies provided death benefits for these executives in the following amounts: Mr. Dolan — $1,819,276; and Mr. Ratner — $942,362. The expected death benefits are expected to grow over time to the extent that the dividends payable on the policy values exceed the premiums required to fund the death benefit. Information regarding premiums paid by Cablevision with respect to Messrs. Dolan and Ratner is set forth in the Summary Compensation Table below. This program is not a responsibility of the Company.

Perquisites

For 2009, Cablevision provided certain perquisites to its executive officers as described below. The aggregate value of Cablevision perquisites received by Messrs. Dolan, Ratner and Pollichino in 2009 is set forth in the Summary Compensation Table below. We expect to provide certain perquisites to our eligible employees and executive officers as described below.

Telecommunications Services

Cablevision perquisites include access to telecommunications services (cable television, high-speed data and voice) at no monthly cost to its employees, including its executive officers, living in Cablevision’s service area. Certain Cablevision employees living outside the service area are eligible for reimbursement of certain costs in purchasing similar services. The services provided vary depending on the grade level of the Cablevision employee. Cablevision also provides access to purchase tickets to events at Company venues.

For two months following the Distribution, as Company employees, our executive officers continued to have access to the telecommunications benefit they received from Cablevision immediately prior to the Distribution. For such time as they are employed by Cablevision, Messrs. Dolan and. Ratner are expected to continue to receive telecommunications benefits as Cablevision employees.

Executive Security

In order to address the security concerns of Cablevision, Cablevision established an executive security program for the protection of certain of its executive officers, including Messrs. Dolan and Ratner. Recommendations of a third-party security expert have been implemented for office, home and travel, at Cablevision’s cost, to the extent approved by Cablevision’s compensation committee. Given that certain of these costs can be viewed as conveying personal benefits to Cablevision’s executive officers, they are reported as perquisites.

The Company continues to provide executive security services to certain of its executive officers. Such services are being obtained from Cablevision pursuant to the Transition Services Agreement between the Company and Cablevision, and the Company will pay an allocation of the costs for such services.

Car and Driver

In connection with Cablevision’s executive security program, Mr. Dolan had a Cablevision car and driver assigned to him on a full-time basis, which he was permitted to use for his personal use in addition to business purposes. In addition, certain Cablevision executive officers and members of management used Cablevision cars and drivers on a limited basis for personal use.

To the extent Cablevision employees used a Cablevision car and driver for personal use, those employees were imputed compensation for tax purposes. For compensation reporting purposes, the benefit attributable to the personal use of Company cars was valued at a portion of the cost of the driver and car plus car maintenance, fuel and other related costs, based on an estimated percentage of use.

The Company continues to provide car and driver services to certain of its executive officers. Under Mr. Ratner’s employment agreement with the Company, he is to be provided with a car and driver appropriate to his status and responsibilities. Such services are being obtained from Cablevision pursuant to the Transition Services Agreement, and the Company pays an allocation of the costs for such services.

Aircraft

Cablevision owns and operates passenger helicopters and leases and operates a jet to facilitate business travel of senior executives. Cablevision also has a time sharing agreement with an entity controlled by Charles F. Dolan pursuant to which Cablevision has the right to use a jet leased by that entity. In connection with its executive security program, it is recommended that certain of Cablevision’s executive officers, including Messrs. Dolan and Ratner, use non-commercial aircraft for all travel whenever practical.

Generally, Mr. Dolan was permitted to use the helicopters and jet for personal travel. In addition, certain other Cablevision executive officers and other members of its management were permitted to use the helicopters and jets for personal travel upon the approval of Cablevision’s Chief Executive Officer or his designee. Mr. Ratner was permitted to use the Cablevision jet for up to 50 flight hours annually for personal travel, subject to reimbursement of the Company as described below. Personal use of the helicopters by Cablevision’s executives was primarily for purposes of commutation.

To the extent any employee used any of the aircraft for personal travel without reimbursement, they were imputed compensation for tax purposes based on the Standard Industry Fare Level rates that are published biannually by the IRS. For compensation reporting purposes, Cablevision valued the incremental cost of the personal use of the aircraft based on the variable costs incurred by Cablevision net of reimbursements received from executives. The incremental cost of the use of the aircraft did not include any costs that would have been incurred by Cablevision whether or not the personal trip was taken, such as lease and insurance payments, pilot salaries and other overhead costs.

In connection with any personal travel on the Cablevision jet, Mr. Dolan reimbursed Cablevision for the actual expenses of each specific flight at the maximum amount Cablevision may legally charge under Part 91 of the Federal Aviation Regulations.

In connection with any personal travel on the Cablevision jet, Mr. Ratner reimbursed Cablevision for the actual expenses of each specific flight at a rate no greater than the maximum amount Cablevision may legally charge under Part 91 of the Federal Aviation Regulations.

The Company’s executive officers are permitted to continue to use Cablevision’s helicopters for certain personal use, primarily for commuting purposes. The Company will reimburse Cablevision for such use. To the extent any employee uses any of the helicopters for personal travel without reimbursement, then such employee will be imputed compensation for tax purposes. This personal use is valued at the Standard Industry Fare Level rates that are published biannually by the IRS.

Other

Certain of the Cablevision executive officers had, from time to time, used Cablevision’s travel department to make their personal travel arrangements. For compensation reporting purposes, Cablevision valued the incremental cost of personal use of the travel department as a portion of the cost of the travel department employees and related overhead, based on the time spent making the arrangements.

From time to time, senior executives had access to tickets to sporting events and other entertainment at Cablevision venues, at no cost.

We continue to provide similar and additional perquisites to certain of our executive officers or senior executives.

Post-Termination Compensation

Cablevision believes that its post-termination benefits described below are integral to Cablevision’s ability to attract and retain qualified executives. We continue to provide post-termination benefits for our executives. See “— Employment Agreements” for a description of the severance arrangements we have agreed to provide to each of our NEOs.

Under certain circumstances, payments or other benefits may be provided by Cablevision to employees upon the termination of their employment with Cablevision. The amount and type of any payment or benefit will depend upon the circumstances of the termination of employment. These may include termination by Cablevision without cause, termination by the employee for good reason, other voluntary termination by the employee, retirement, death, disability, or termination following a change in control of Cablevision or following a going-private transaction. The definitions of “cause” and “good reason” vary among the different Cablevision employment agreements with executive officers and the Cablevision award agreements. The Distribution was not a change in control under the Cablevision employment agreements for Messrs. Dolan and Ratner.

The Cablevision award agreements regarding the various long-term incentives also address employment termination events, including the circumstances upon which vesting, payment and/or forfeiture of all or a portion of the long-term incentives may be accelerated. If an executive’s employment agreement with Cablevision refers to the treatment of any award upon a triggering event, the particular award agreement does not supersede the terms of the employment agreement unless otherwise provided in the award agreement.

The Cablevision CHOICE Severance Pay Plan provides for the discretionary payment of severance benefits under certain circumstances. Under the severance plan, Cablevision has discretion to determine (1) under what conditions severance benefits will be made available to any employee, (2) the type and amount of severance benefits to be paid or provided and for what period of time, (3) the manner and form in which severance benefits will be paid or provided to any employee and (4) any other terms and conditions for receiving severance benefits. All severance benefits payable under this severance plan would be conditioned on the employee executing a severance agreement with Cablevision, including any terms and conditions that Cablevision may require.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code, as amended, establishes a $1,000,000 limit on the amount that a publicly held corporation may deduct for compensation paid to the chief executive officer and the next three most highly paid named executive officers, other than the chief financial officer, in a taxable year. This limitation does not apply to any compensation that is “qualified performance-based compensation” under Section 162(m), which is defined as compensation paid in connection with certain stock options and compensation that is paid only if the individual’s performance meets pre-established objective goals based on performance criteria established under a plan approved by stockholders. Our short-term and long-term incentive compensation plans are expected to be generally designed to qualify for this exemption from the deduction limitations of Section 162(m) and to be consistent with providing appropriate compensation to executives.

From time to time, to the extent it deems appropriate, Cablevision’s compensation committee may make awards (or modifications to awards) that would not qualify for an exemption from Section 162(m). For example, Cablevision expects that, for 2009, the amount of base salary in excess of $1,000,000 for Cablevision’s chief executive officer and president, and the next three most highly paid named executive officers, other than the chief financial officer, plus any other annual compensation paid or imputed to Cablevision’s chief executive officer and president, and the next three most highly paid named executive officers covered by Section 162(m), that causes any of their non-performance-based compensation to exceed the $1,000,000 limit, will not be deductible by Cablevision for federal income tax purposes.

Although it is the Company’s intent generally to qualify compensation for the exemption from the deduction limitations, we believe that it is in the best interests of the Company’s stockholders to allow our Compensation Committee the flexibility and discretion to design an appropriate executive compensation program so that the Company can attract, retain and motivate our executives, notwithstanding Section 162(m). For example, the Company expects that, for 2010, the amount of base salary in excess of $1,000,000 for our president and chief executive officer and the next three most highly paid named executive officers, other than the chief financial officer, plus any other annual compensation paid or imputed to our president and chief executive officer and the next three most highly paid named executive officers covered by Section 162(m) that causes any of their non-performance-based compensation to exceed the $1,000,000 limit, will not be deductible by the Company for federal income tax purposes. Our compensation committee may also make awards (or modifications to awards) that would not qualify for an exemption from Section 162(m).

REPORT OF COMPENSATION COMMITTEE

All of the information set forth in the Compensation Discussion and Analysis that relates to Cablevision compensation amounts, philosophy, beliefs and benefits has been provided by, or derived from information provided by, Cablevision. The Cablevision compensation information reflects compensation earned during 2009 based upon services rendered to Cablevision and its subsidiaries (including Madison Square Garden, L.P.) by our Executive Chairman and our President and Chief Executive Officer, and is based upon services rendered to Madison Square Garden, L.P. while a subsidiary of Cablevision by our Executive Vice President and Chief Financial Officer. The services rendered by these executives in 2009 were in capacities not equivalent to the positions in which they serve the Company or our subsidiaries. The information below with respect to historical compensation at Cablevision and Madison Square Garden, L.P. while a subsidiary of Cablevision is therefore not necessarily indicative of the compensation amounts, philosophy or benefits these individuals, or other executive officers of our Company, will receive as executive officers of the Company.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on such review and discussions, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 for filing with the Securities and Exchange Commission.

Members of the Compensation Committee

Alan D. Schwartz	Vincent Tese

EMPLOYMENT AGREEMENTS

Each of our executive officers has entered into an employment agreement with the Company. Messrs. Dolan and Ratner will also continue to serve as officers and employees of Cablevision following the Distribution. Each of them has entered into a new employment agreement with Cablevision that became effective at the date of the Distribution. Set forth below is a description of the employment agreements between the Company and each of our executive officers.

James L. Dolan

The agreement provides for Mr. Dolan’s employment as Executive Chairman of the Company through December 31, 2014 at a minimum annual base salary of $500,000 (subject to annual review and potential increase in the discretion of the Compensation Committee) and an annual target bonus equal to 200% of his annual base salary (and a possible range of 0% to 400%) in the discretion of the Compensation Committee. It is also expected that Mr. Dolan will continue to be nominated for election as a director of the Company during the period he serves as Executive Chairman. Under the agreement, Mr. Dolan continues to be eligible to participate in all the Company’s employee benefits and retirement plans at the level available to other members of senior management of the Company subject to meeting the relevant eligibility requirements and the terms of the plans. In light of Mr. Dolan’s dual role at the Company and Cablevision, he may not meet the eligibility requirements of certain qualified and other plans. In the event Mr. Dolan does not meet the requirements for the Madison Square Garden, L.P. Salary Continuation Plan (short-term disability), any amount that otherwise would have been payable to

Mr. Dolan under that plan in the event of a short-term disability will be payable by the Company in the amount and for the duration set forth in the plan. In addition, to the extent that Mr. Dolan does not participate in the Madison Square Garden, L.P. 401(k) Savings Plan and/or the Madison Square Garden, L.P. Cash Balance Pension Plan, his full Company base salary will be used to determine his applicable benefits under the Madison Square Garden, L.P. Excess Savings Plan and/or the Madison Square Garden, L.P. Excess Cash Balance Plan. Any life and accidental death and dismemberment insurance provided by the Company will continue to be based on Mr. Dolan’s base salary.

Mr. Dolan is also eligible to participate in the Company’s long-term cash or equity programs and arrangements at the level determined by the Compensation Committee in its discretion consistent with the role and responsibilities of Executive Chairman. For example, the agreement contemplated that, in calendar year 2010, Mr. Dolan would be entitled to receive one or more long-term cash and/or equity awards with an aggregate target value of $1,750,000, as determined by the Compensation Committee in its discretion and on March 29, 2010 he received awards consisting of 35,000 restricted stock units and a performance award with a target value of $1,050,000. The restricted stock units are expected to vest on the third anniversary of the grant date, subject to the Company achieving a specified performance objective, and the performance award will become payable to the extent that Company performance objectives with respect to calendar year 2012 are achieved. Although not guaranteed, it is currently expected that long-term cash or equity awards of similar target values will be made to him annually.

If, prior to December 31, 2014 (the “Scheduled Expiration Date”), Mr. Dolan’s employment with the Company is terminated (i) for any reason by him during the thirteenth calendar month following a Change in Control of the Company, (ii) by the Company or (iii) by him for Good Reason, and at the time of any such termination Cause does not exist, then, subject to his execution of the Company’s then standard separation agreement (modified to reflect terms of the agreement) which separation agreement will include, without limitation, general releases by him as well as non-competition, non-solicitation, non-disparagement, confidentiality and other provisions substantially similar to those set forth in the agreement (a “Separation Agreement”), with us, we will provide him with the following benefits and rights:

(a) A severance payment in an amount determined at the discretion of the Compensation Committee, but in no event less than two times the sum of his annual base salary and annual target bonus and will be made on the 90th day after the termination of his employment;

(b) Each of the Company’s outstanding long-term cash performance awards granted under the plans of the Company will immediately vest in full and will be paid to the same extent that other members of senior management receive payment for such awards as determined by the Compensation Committee (subject to the satisfaction of any applicable performance objectives);

(c) Each of his outstanding long-term cash awards (including any deferred compensation awards under the long-term cash award program) that are not subject to performance criteria granted under the plans of the Company will immediately vest in full and will be made on the 90th day after the termination of his employment;

(d) (i) All of the time based restrictions on each of his outstanding restricted stock or restricted stock units granted to him under the plans of the Company will immediately be eliminated, (ii) payment and deliveries with respect to his restricted stock that are not subject to performance criteria will be made to him on the 90th day after the termination of his employment, (iii) the performance based restrictions with respect to his restricted stock and restricted stock units that are subject to performance criteria will lapse when and to the same extent that such restrictions lapse on such awards held by other executive officers as determined by the Compensation Committee (subject to satisfaction of any applicable performance objectives) and (iv) payments or deliveries with respect to restricted stock units that are subject to performance criteria will be made only if, when and to the same extent that payment or deliveries are made to other executive officers who hold such restricted stock units and in accordance with the terms of the award;

(e) Each of his outstanding stock options and stock appreciation awards under the plans of the Company will immediately vest and become exercisable and he will have the right to exercise each of those options and stock appreciation awards for the remainder of the term of the option or award; and

(f) A prorated annual bonus for the year in which such termination occurred to the same extent that other executive officers receive payment of bonuses for such year as determined by the Compensation Committee in its sole discretion (and subject to the satisfaction of any applicable performance objectives), payable at the same time annual bonuses for such year are payable to other executive officers, and, if not previously paid, his annual bonus for the preceding year, to the same extent that other members of senior management receive payment of annual bonuses for such preceding year as determined by the Compensation Committee in its sole discretion (and subject to the satisfaction of any applicable performance objectives), which annual bonus shall be payable at the same time annual bonuses for such preceding year are payable to other members of senior management.

If Mr. Dolan ceases to be an employee of the Company or any of its affiliates (other than Cablevision and its subsidiaries) prior to the Scheduled Expiration Date as a result of his death or physical or mental disability, Mr. Dolan (or his estate or beneficiary) will be provided with the benefits and rights set forth in (b) through (f) of the preceding paragraph, and, in the event of his death, such longer period to exercise his then outstanding stock options and stock appreciation awards as may otherwise be permitted under the applicable plan and award letter.

If, after the Scheduled Expiration Date, Mr. Dolan’s employment with the Company is terminated (i) for any reason by him during the thirteenth calendar month following a Change in Control of the Company, (ii) by the Company, (iii) by him for Good Reason, or (iv) as a result of his death or disability, and at the time of any such termination, Cause does not exist, then, subject to (except in the case of his death) his execution of a Separation Agreement, he or his estate or beneficiary, as the case may be, will be provided with the benefits and rights set forth above in (b) through (f) of the next preceding paragraph.

If, prior to or after the Scheduled Expiration Date, Mr. Dolan ceases to be employed by the Company for any reason other than his being terminated for Cause, he will have three years to exercise outstanding stock options and stock appreciation awards, unless he is afforded a longer period for exercise pursuant to his employment agreement or any applicable award letter. In no event, however, will stock options or stock appreciation rights remain exercisable beyond their regularly scheduled term (except as may otherwise be permitted under the applicable award in the case of death).

Upon the termination of Mr. Dolan’s employment with the Company, except as otherwise specifically provided in the employment agreement, his rights to benefits and payments under the Company’s pension and welfare plans (other than severance benefits) and any outstanding long-term cash or equity awards will be determined in accordance with the then current terms and provisions of such plans, agreements and awards under which such benefits and payments (including such long-term cash or equity awards) were granted.

In the employment agreement, the Company acknowledges that, in addition to Mr. Dolan’s services pursuant to the agreement, he will simultaneously serve, and is expected to devote most of his business time and attention to serving, as President and Chief Executive Officer of Cablevision. The Company recognizes and agrees that his responsibilities to Cablevision will preclude him from devoting a substantial portion of his time and attention to the Company’s affairs. The agreement states the Company’s recognition that there may be certain potential conflicts of interest and fiduciary duty issues associated with Mr. Dolan’s dual roles at the Company and Cablevision and that none of (i) his dual responsibilities at the Company and Cablevision, (ii) his inability to devote a substantial portion of his time and attention to the Company’s affairs, (iii) the actual or potential conflicts of interest and fiduciary duty issues that are waived in the Company’s certificate of incorporation, or (iv) any actions taken, or omitted to be taken, by him in good faith to comply with his duties and responsibilities to the Company in light of his dual responsibilities to the Company and Cablevision, will be deemed to be a breach by him of his obligations under the employment agreement nor will any of the foregoing constitute Cause as such term is defined in the employment agreement.

The employment agreement contains certain covenants by Mr. Dolan including a noncompetition agreement that restricts Mr. Dolan’s ability to engage in competitive activities until the first anniversary of the termination of his employment with the Company.

For purposes of the foregoing description, the following definitions apply:

“Cause” is defined as (1) commission of an act of fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the company or an affiliate thereof, or (2) commission of any act or omission that results in, or may reasonably be expected to result in, a conviction, plea of no contest, plea of nolo contendere or imposition of unadjudicated probation for any crime involving moral turpitude or any felony.

“Change in Control” of the Company means the acquisition, in a transaction or a series of related transactions, by any person or group, other than Charles F. Dolan or members of the immediate family of Charles F. Dolan or trusts for the benefit of Charles F. Dolan or his immediate family (or an entity or entities controlled by any of them) or any employee benefit plan sponsored or maintained by the Company, of the power to direct the management of the Company or substantially all its assets (as constituted immediately prior to such transaction or transactions).

Termination for “Good Reason” means that (1) without Mr. Dolan’s consent, (A) Mr. Dolan’s base salary or bonus target is reduced, (B) the Company requires that Mr. Dolan’s principal office be located outside of Nassau County or Manhattan, (C) the Company materially breaches its obligations to Mr. Dolan under his employment agreement, (D) Mr. Dolan is no longer the Executive Chairman of the Company, (E) Mr. Dolan no longer reports directly to the Board of Directors of the Company, or (F) Mr. Dolan’s responsibilities are materially diminished, (2) Mr. Dolan has given the Company written notice, referring specifically to this definition, that he does not consent to such action, (3) the Company has not corrected such action within 15 days of receiving such notice, and (4) Mr. Dolan voluntarily terminates his employment within 90 days following the happening of the action described in subsection (1) of this definition.

In addition, references in the foregoing description to stock options, stock appreciation and equity awards granted under plans of the Company shall not be deemed to refer to stock options and stock appreciation rights issued with respect to Cablevision stock options and stock appreciation rights in connection with the Distribution (“Distribution Awards”). Pursuant to Mr. Dolan’s employment agreement with Cablevision, in certain events of termination of his employment with Cablevision, his Distribution Awards will be subject to accelerated vesting.

Hank J. Ratner

Mr. Ratner’s employment agreement with the Company provides for his employment as President and Chief Executive Officer of the Company through December 31, 2014 at a minimum annual base salary of $1,200,000 (subject to annual review and potential increase in the discretion of the Compensation Committee) and an annual target bonus equal to 200% of his annual base salary (and a possible range of 0% to 400%) in the discretion of the Compensation Committee. He is entitled to participate in all the Company’s employee benefits and retirement plans at the level available to other members of senior management (subject to meeting the relevant eligibility requirements and terms of the plans). Mr. Ratner is also eligible to participate in the Company’s long-term cash or equity programs. For example, the agreement contemplated that in calendar year 2010, Mr. Ratner would be entitled to receive one or more long-term cash and/or equity awards with an aggregate target value of $5,400,000, as determined by the Compensation Committee in its discretion and on March 29, 2010 he received awards consisting of 107,800 restricted stock units and a performance award with a target value of $3,240,000. The restricted stock units are expected to vest on the third anniversary of the grant date, subject to the Company achieving a specified performance objective, and the performance award will become payable to the extent that Company performance objectives with respect to calendar year 2012 are achieved. Although not guaranteed, it is currently expected that long-term cash or equity awards of similar target values will be made to him annually. Neither the scheduled expiration of the employment agreement nor Mr. Ratner’s rights in connection with the expiration will have any effect on any determination by the Compensation Committee with respect to the amount, terms or form of any long-term incentive awards granted to him in the future.

In addition to Mr. Ratner’s eligibility for the grant of equity and/or cash long-term incentives in 2010, his agreement also entitled him to receive a one-time special award in stock options, stock appreciation rights, restricted stock and/or restricted stock units, in such form or forms as determined by the Compensation Committee, with an aggregate target value of $4,750,000, all as to be determined by the Compensation Committee in its discretion (the “Special Equity Award”). The Special Equity Award was made by the Compensation Committee on March 29, 2010 and consisted of 118,500 restricted stock units and 118,500 shares of restricted stock. The awards are expected to vest on the third anniversary of the grant date. The Special Equity Award is subject to terms substantially similar to the terms contained in the agreements historically used by Cablevision for similar equity awards for its senior executives, except that the Special Equity Award is also subject to a specified performance objective.

If, prior to December 31, 2014 (the “Scheduled Expiration Date”), Mr. Ratner’s employment with the Company is terminated (i) for any reason by him during the thirteenth calendar month following a Change in Control of the Company, (ii) by the Company, (iii) by him for Good Reason, or (iv) by Mutual Consent, and at the time of any such termination Cause does not exist, then, subject to his execution of a Separation Agreement with the Company), the Company will provide him with the following benefits and rights:

(a) A severance payment in an amount determined at the discretion of the Compensation Committee, but in no event less than two times the sum of his annual base salary and annual target bonus and which will be made on the 90th day after termination of his employment;

(b) Each of the Company’s outstanding long-term cash performance awards granted under the plans of the Company will immediately vest in full and will be paid only if, when and to the same extent that other similarly situated executives receive payment for such awards as determined by the Compensation Committee (subject to the satisfaction of any applicable performance objectives);

(c) Each of his outstanding long-term cash awards (including any deferred compensation awards under the long-term cash award program) that are not subject to performance criteria granted under the plans of the Company will immediately vest in full and will be made on the 90th day after the termination of his employment;

(d) (i) All of the time based restrictions on each of his outstanding restricted stock units granted to him under the plans of the Company will immediately be eliminated, (ii) deliveries with respect to his restricted stock that are not subject to performance criteria shall be made immediately after the effective date of the Separation Agreement, (iii) payment and deliveries with respect to his restricted stock units that are not subject to performance criteria shall be made on the 90th day after the termination of his employment, and (iv) payments or deliveries with respect to his restricted stock and restricted stock units that are subject to performance criteria shall be made only if, when and to the same extent that other similarly situated executives receive payment or deliveries for such awards as determined by the Compensation Committee (subject to satisfaction of any applicable performance objectives);

(e) Each of his outstanding stock options and stock appreciation awards under the plans of the Company will immediately vest and become exercisable and he will have the right to exercise each of those options and stock appreciation awards for the remainder of the term of the option or award; and

(f) A prorated annual bonus for the year in which such termination occurred only if, when and to the same extent that other similarly situated executives receive payment of bonuses for such year (without adjustment for Mr. Ratner’s individual performance) as determined by the Compensation Committee in its sole discretion (and subject to the satisfaction of any applicable performance objectives) and, if not previously paid, his annual bonus for the preceding year, if, when and to the same extent that other similarly situated executives receive payment of bonuses for such year (without adjustment for his individual performance) as determined by the Compensation Committee in its sole discretion (and subject to the satisfaction of any applicable performance objectives).

If Mr. Ratner ceases to be an employee of the Company or any of its affiliates (other than Cablevision and its subsidiaries) prior to the Scheduled Expiration Date as a result of his death or physical or mental disability, Mr. Ratner (or his estate or beneficiary) will be provided with the benefits and rights set forth in (b) through (f) of the preceding paragraph, and, in the event of his death, such longer period to exercise his then outstanding stock options and stock appreciation awards as may otherwise be permitted under the applicable plan and award letter.

If, after the Scheduled Expiration Date, Mr. Ratner’s employment with the Company is terminated (i) for any reason by him during the thirteenth calendar month following a Change in Control of the Company, (ii) by the Company, (iii) by him for Good Reason, (iv) by him without Good Reason but only if he had provided the Company with at least six months advance written notice of his intent to so terminate his employment, or (v) as a result of his death or disability, and at the time of any such termination, Cause does not exist, then, subject to (except in the case of his death) his execution of a Separation Agreement, he or his estate or beneficiary, as the case may be, will be provided with the benefits and rights set forth above in (b) through (f) of the next preceding paragraph.

If, prior to or after the Scheduled Expiration Date, Mr. Ratner ceases to be employed by the Company for any reason other than his being terminated for Cause, he will have three years to exercise outstanding stock options and stock appreciation awards unless he is afforded a longer period for exercise pursuant to his employment agreement or any applicable award letter. In no event, however, will stock options or stock appreciation rights remain exercisable beyond their regularly scheduled term (except as may otherwise be permitted under the applicable award in the case of death).

Upon the termination of Mr. Ratner’s employment with the Company, except as otherwise specifically provided in the employment agreement, his rights to benefits and payments under the Company’s pension and welfare plans (other than severance benefits) and any outstanding long-term cash or equity awards shall be determined in accordance with the then current terms and provisions of such plans, agreements and awards under which such benefits and payments (including such long-term cash or equity awards) were granted.

The agreement provides that the Company will provide Mr. Ratner with the use of a driver and a car appropriate to his status and responsibilities.

In the agreement, the Company acknowledges that, in addition to Mr. Ratner’s services pursuant to the agreement, he will simultaneously serve, and is expected to devote a portion of his business time and attention to serving, as Vice Chairman of Cablevision. The Company recognizes and agrees that his responsibilities to Cablevision will preclude him from devoting all of his time and attention to the Company’s affairs. The agreement states the Company’s recognition that there may be certain potential conflicts of interest and fiduciary duty issues associated with Mr. Ratner’s dual roles at the Company and Cablevision and that none of (i) his dual responsibilities at the Company and Cablevision, (ii) his inability to devote all of his time and attention to the Company’s affairs, (iii) the actual or potential conflicts of interest and fiduciary duty issues that are waived in the Company’s certificate of incorporation, or (iv) any actions taken, or omitted to be taken, by him in good faith to comply with his duties and responsibilities to the Company in light of his dual responsibilities to the Company and Cablevision, shall be deemed to be a breach by him of his obligations under the employment agreement nor shall any of the foregoing constitute Cause as such term is defined in the employment agreement.

The employment agreement contains certain covenants by Mr. Ratner including a noncompetition agreement that restricts Mr. Ratner’s ability to engage in competitive activities until the first anniversary of the termination of his employment with the Company.

For purposes of the foregoing description, the following definitions apply:

“Cause” is defined as (1) commission of an act of fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the Company or an affiliate thereof, or (2) commission of any act or omission that results in, or may reasonably be expected to result in, a conviction, plea of no contest, plea of nolo contendere or imposition of unadjudicated probation for any crime involving moral turpitude or any felony.

“Change in Control” of the Company means the acquisition, in a transaction or a series of related transactions, by any person or group, other than Charles F. Dolan or members of the immediate family of Charles F. Dolan or trusts for the benefit of Charles F. Dolan or his immediate family (or an entity or entities controlled by any of them) or any employee benefit plan sponsored or maintained by the Company, of the power to direct the management of the Company or substantially all its assets (as constituted immediately prior to such transaction or transactions).

“Mutual Consent” means Mr. Ratner and the Company have mutually agreed in writing to terminate his employment with the Company and that such termination of employment shall not constitute a termination by the Company with or without Cause or by Mr. Ratner with or without Good Reason.

Termination for “Good Reason” means that (1) without Mr. Ratner’s consent, (A) his base salary or bonus target as an employee is reduced, (B) the Company requires that his principal office be located outside of Nassau County or Manhattan, (C) the Company materially breaches its obligations to Mr. Ratner under the employment agreement, (D) Mr. Ratner is no longer the President and Chief Executive Officer of the Company, (E) Mr. Ratner reports directly to someone other than the Chairman (or the Executive Chairman), or (F) Mr. Ratner’s responsibilities are materially diminished, (2) Mr. Ratner has given the Company written notice, referring specifically to this definition, that he does not consent to such action, (3) the Company has not corrected such action within 15 days of receiving such notice, and (4) Mr. Ratner voluntarily terminates his employment within 90 days following the happening of the action described in subsection (1) of this definition.

In addition, references in the forgoing description to stock options, stock appreciation and equity awards granted under plans of the Company shall not be deemed to refer to stock options and stock appreciation rights issued with respect to Cablevision stock options and stock appreciation rights in connection with the Distribution (“Distribution Awards”). Pursuant to Mr. Ratner’s employment agreement with Cablevision, in certain events of termination of his employment with Cablevision, his Distribution Awards will be subject to accelerated vesting.

Robert M. Pollichino

Mr. Pollichino’s employment agreement provides for his employment as Executive Vice President and Chief Financial Officer of the Company through February 9, 2013 at a minimum annual base salary of $700,000 (subject to annual review and increase in the discretion of the Company’s Compensation Committee) and an annual target bonus opportunity equal to 60% of his annual base salary in the discretion of the Company’s Compensation Committee. He is eligible for our standard benefits programs and to participate in our long-term incentive programs, in each case on the same basis as similarly situated executives at the Company. Any such awards would be subject to actual grant by the Compensation Committee in its sole discretion, would be pursuant to the plan document and would be subject to the terms and conditions established by the Compensation Committee in its sole discretion. On March 29, 2010, Mr. Pollichino received awards consisting of 19,000 restricted stock units and a performance award with a target value of $570,000. The restricted stock units are expected to vest on the third anniversary of the grant date, subject to the Company achieving a specified performance objective, and the performance award will become payable to the extent that Company performance objectives with respect to calendar year 2012 are achieved.

Mr. Pollichino’s employment agreement provides severance benefits if Mr. Pollichino’s employment is terminated prior to February 9, 2013 by (1) the Company, or (2) by Mr. Pollichino for Good Reason, if at the time of such termination under clause (1) or (2), Cause does not exist. These benefits consist of (1) the payment of an amount in cash equal to not less than 2.00 times the sum of Mr. Pollichino’s annual base salary and his annual target bonus as in effect at that time; (2) a prorated bonus based on the portion of the year he worked for the Company, provided that such bonus will be payable if and when such bonuses are generally paid to similarly situated employees and will be based on his then current annual target bonus as well as Company and his business unit performance as determined by the Compensation Committee in its sole discretion, but without adjustment for his individual performance and, if not previously paid, his annual bonus for the preceding year, if, when and to the same extent that other similarly situated executives receive payment of bonuses for such year (without adjustment for his individual performance) as determined by the Compensation Committee in its sole discretion; (3) any vested stock options or stock appreciation rights that he has outstanding as of the time of such termination will remain exercisable until the earlier of the three-year anniversary of the termination date and the end of the original term of the applicable award and (4) the Compensation Committee will consider, in good faith, approving the vesting of his then outstanding equity and cash incentive awards on a pro rata basis, provided that, to the extent any such awards are subject to any performance criteria, any such pro rata vested portion as may be approved by the Compensation Committee shall be payable only if, when, and to the same extent as paid to other employees generally holding such awards subject to the satisfaction of the performance criteria. All payments would be conditioned on Mr. Pollichino executing a separation agreement.

For purposes of Mr. Pollichino’s employment agreement the following definitions apply:

“Cause” is defined as (1) commission of an act of fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the Company or one of its affiliates or (2) commission of any act or omission that results in a conviction, plea of no contest, plea of nolo contendere or imposition of unadjudicated probation for any crime involving moral turpitude or any felony.

Termination for “Good Reason” means: (1) without Mr. Pollichino’s consent, (A) his base salary or annual target bonus is reduced or (B) he is no longer the Executive Vice President and Chief Financial Officer of the Company; (2) he gives written notice to the Company that he does not consent to such action; (3) the Company does not correct such action within 30 days of receiving his notice; and (4) he voluntarily terminates his employment within 90 days of such action.

Lawrence J. Burian

Mr. Burian’s employment agreement provides for his employment as Executive Vice President, General Counsel and Secretary of the Company through February 9, 2013 at a minimum annual base salary of $600,000 (subject to annual review and increase in the discretion of our Compensation Committee) and an annual target bonus opportunity equal to 60% of his annual base salary in the discretion of the Company’s Compensation Committee. He is eligible for our standard benefits programs and to participate in our long-term incentive programs, in each case on the same basis as similarly situated executives at the Company. Any such awards would be subject to actual grant by the Compensation Committee in its sole discretion, would be pursuant to the plan document and would be subject to the terms and conditions established by the Compensation Committee in its sole discretion. On March 29, 2010, Mr. Burian received awards consisting of 12,000 restricted stock units and a performance award with a target value of $360,000. The restricted stock units are expected to vest on the third anniversary of the grant date, subject to the Company achieving a specified performance objective, and the performance award will become payable to the extent that Company performance objectives with respect to calendar year 2012 are achieved.

Mr. Burian’s employment agreement provides severance benefits if Mr. Burian’s employment is terminated prior to February 9, 2013 by (1) the Company, or (2) by Mr. Burian for Good Reason, if at the time of such termination under clause (1) or (2), Cause does not exist. These benefits consist of (1) the payment of an amount in cash equal to not less than 2.00 times the sum of Mr. Burian’s annual base salary and his annual target bonus as in effect at that time; (2) a prorated bonus based on the portion of the year he worked for the Company, provided that such bonus will be payable if and when such bonuses are generally paid to similarly situated employees and will be based on his then current annual target bonus as well as Company and his business unit performance as determined by the Compensation Committee in its sole discretion, but without adjustment for his individual performance and, if not previously paid, his annual bonus for the preceding year, if, when and to the same extent that other similarly situated executives receive payment of bonuses for such year (without adjustment for his individual performance) as determined by the compensation committee in its sole discretion; (3) any vested stock options or stock appreciation rights that he has outstanding as of the time of such termination will remain exercisable until the earlier of the three-year anniversary of the termination date and the end of the original term of the applicable award; and (4) the Compensation Committee will consider, in good faith, approving the vesting of his then outstanding equity and cash incentive awards on a pro rata basis, provided that, to the extent any such awards are subject to any performance criteria, any such pro rata vested portion as may be approved by the Compensation Committee shall be payable only if when and to the same extent as paid to other employees generally holding such awards subject to the satisfaction of the performance criteria. All payments would be conditioned on Mr. Burian executing a separation agreement.

For purposes of Mr. Burian’s employment agreement the following definitions apply:

“Cause” is defined as (1) commission of an act of fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the Company or an affiliate thereof or (2) commission of any act or omission that results in a conviction, plea of no contest, plea of nolo contendere or imposition of unadjudicated probation for any crime involving moral turpitude or any felony.

Termination for “Good Reason” means: (1) without Mr. Burian’s consent, (A) his base salary or annual target bonus is reduced, (B) his title is reduced from Executive Vice President and General Counsel of the Company or (C) he is no longer the Company’s most senior legal officer; (2) he gives written notice to the Company that he does not consent to such action; (3) the Company does not correct such action within 30 days of receiving his notice; and (4) he voluntarily terminates his employment within 90 days of such action.

Joseph F. Yospe

Under an agreement entered into in connection with his appointment, Mr. Yospe will receive an initial base salary of $400,000 annually. He will be eligible to participate in the Company’s discretionary annual bonus program with an annual target bonus opportunity equal to 45%of his base salary. Bonus payments are based on actual salary paid during the year for which they are awarded, however any bonus payment for 2010 will be based on his full annual salary of $400,000. Bonus payments depend on a number of factors, including Company, unit and individual performance. The decision on whether or not to pay a bonus, and the amount of that bonus, if any, is made by the Company in its sole discretion. Mr. Yospe is eligible for our standard benefits program.

Mr. Yospe is also eligible, subject to his continued employment by the Company and actual grant by the Compensation Committee, to participate in such long-term incentive programs that are made available in the future to similarly situated executives at the Company. Any such awards would be subject to actual grant by the Compensation Committee, would be pursuant to the applicable plan document and the terms and conditions established by the Compensation Committee in its sole discretion. Any long-term incentive awards are expected to be subject to three-year cliff vesting. On March 29, 2010, Mr. Yospe received awards consisting of 8,200 restricted stock units and a performance award with a target value of $246,000. The restricted stock units are expected to vest on the third anniversary of the grant date, subject to the Company achieving a specified performance objective, and the performance award will become payable to the extent that Company performance objectives with respect to calendar year 2012 are achieved. If, prior to the one-year anniversary of Mr. Yospe’s start date, his employment is involuntarily terminated by the Company for any reason other than Cause, the Company will pay severance in an amount equal to his base salary plus his target annual bonus, each as then in effect (the “Severance Amount”). Sixty percent of the Severance Amount would be payable on the six-month anniversary of the date on which his employment is so terminated (the “Termination Date”) and the remaining 40% of the Severance Amount would be payable on the twelve-month anniversary of the Termination Date. Payment of any Severance Amount will be subject to Mr. Yospe’s execution of a severance agreement to the Company’s satisfaction.

For the purposes of the employment agreement, “Cause” means, as determined by the Company, Mr. Yospe’s (i) commission of an act of fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the Company or an affiliate thereof, or (ii) commission of any act or omission that results in a conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any crime involving moral turpitude or any felony.

The employment agreement terminates on February 26, 2011 (other than severance obligations owed in accordance with the terms of the agreement).

KEY ELEMENTS OF 2010 EXPECTED COMPENSATION FROM THE COMPANY

As a newly-formed entity, we did not pay any compensation during 2009. The following summarizes the principal components of the compensation we expect to provide in 2010 to each of our executive officers based upon our employment agreements with them. All 2010 long-term incentive awards were granted on March 29, 2010. The number of restricted stock units and shares of restricted stock were calculated using the 20 day trailing average closing price of the Company’s Class A Common Stock immediately preceding the grant date and amounts were rounded per Company policy.

James L. Dolan:

Base Salary	$500,000
Target Bonus	200% of base salary
2010 Long-Term Incentive Award (Restricted Stock Units)	$700,000
2010 Long-Term Incentive Target (Cash)	$1,050,000

Hank J. Ratner:

Base Salary	$1,200,000
Target Bonus	200% of base salary
2010 Long-Term Incentive Award (Restricted Stock Units)	$2,160,000
2010 Long-Term Incentive Target (Cash)	$3,240,000
Special Equity Award (Restricted Stock)	$2,375,000
Special Equity Award (Restricted Stock Units)	$2,375,000

Robert M. Pollichino:

Base Salary	$700,000
Target Bonus	60% of base salary
2010 Long-Term Incentive Award (Restricted Stock Units)	$380,000
2010 Long-Term Incentive Target (Cash)	$570,000

Lawrence J. Burian:

Base Salary	$600,000
Target Bonus	60% of base salary
2010 Long-Term Incentive Award (Restricted Stock Units)	$240,000
2010 Long-Term Incentive Target (Cash)	$360,000

Joseph F. Yospe:

Base Salary	$400,000
Target Bonus	45% of base salary
2010 Long-Term Incentive Award (Restricted Stock Units)	$164,000
2010 Long-Term Incentive Target (Cash)	$246,000

These executive officers are also expected to receive other benefits and perquisites as discussed above. In addition to compensation received from the Company, as officers of Cablevision, Messrs. Dolan and Ratner are expected to continue receiving significant compensation from Cablevision.

HISTORICAL COMPENSATION INFORMATION

The information set forth below is historical Cablevision information. The information has been provided by, or derived from information provided by, Cablevision. All of the information set forth in the following table reflects compensation earned during 2009 based upon services rendered to Cablevision and its subsidiaries (including Madison Square Garden, L.P.) by our Executive Chairman and our President and Chief Executive Officer, and is based upon services rendered to Madison Square Garden, L.P. while a subsidiary of Cablevision by our Executive Vice President and Chief Financial Officer. The services rendered by these executives in 2009 while a subsidiary of Cablevision were in capacities not equivalent to the positions in which they serve the Company or our subsidiaries. The information below is therefore not necessarily indicative of the compensation these individuals will receive as executive officers of the Company. For information on the compensation of these individuals, and of Mr. Burian and Mr. Yospe, as executive officers of the Company in 2010, see “Key Elements of 2010 Expected Compensation from the Company” and for a description of their employment agreements with the Company, see “— Employment Agreements.”

Summary Compensation Table (2009 Cablevision Data)

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
James L. Dolan President and Chief Executive Officer of Cablevision	2009	1,872,000	717,616	1,731,584	2,991,067	8,457,281	215,020	1,159,092	17,143,660
Hank J. Ratner Vice Chairman of Cablevision	2009	1,638,000	717,616	1,546,240	2,669,803	7,968,083	167,823	1,450,631	16,158,196
Robert M. Pollichino Executive Vice President, Finance of Madison Square Garden, L.P.	2009	582,400	599,665	194,560	—	692,750	30,002	178,465	2,279,915

(1)	For 2009, salaries paid accounted for the following percentages of total compensation: Mr. Dolan — 11%; Mr. Ratner — 10%; and Mr. Pollichino — 26%.
(2)	This column reflects the portion of the deferred compensation award paid out on the fifth anniversary of such award in accordance with its terms. For more information regarding the deferred compensation award, see “— Compensation Discussion and Analysis — Cablevision Elements of In-Service Compensation — Long-Term Incentives — Other Types of Awards in Prior Years.”
(3)	This column reflects the aggregate grant date fair value of Cablevision restricted stock awards granted to the executives in 2009. As a result of the new SEC rules, companies must now report the value of equity awards based on the aggregate grant date fair value. This represents a change from prior rules, which required the values to be reported based on the amount expensed for financial reporting purposes.
(4)	This column reflects the aggregate grant date fair value of stock option awards granted to the named executive officers in 2009. As a result of new SEC rules, companies must now report the value of equity awards based on the aggregate grant date fair value. This represents a change from the prior rules, which required the values to be reported based on the amount expensed for financial reporting purposes.

Cablevision calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Cablevisions’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules or the simplified method (the average of the vesting period and option term) as prescribed in the guidance now codified under ASC Topic 718-10-S99, if applicable. The interest rate for periods within the contractual life of the share-based award is based on interest yields for U.S. Treasury instruments in effect at the time of grant. Cablevision’s computation of expected volatility is based on historical volatility of its common stock.

The following assumptions were used to calculate the fair value of options issued in 2009:

Cablevision
Options Issued in 2009
Range of risk-free interest rates	1.40%-1.85%
Weighted average expected life (in years)	3.9
Dividend Yield	1.56%
Weighted average volatility	46.69%
Weighted average fair value	$3.46

(5)	This information reflects each individual’s annual incentive award for performance in 2009, and the performance awards granted in 2007, earned at the end of 2009 as follows: Mr. Dolan: $4,599,671 and $3,857,610, respectively; Mr. Ratner: $4,524,713 and $3,443,370, respectively; Mr. Pollichino: $477,000 and $215,750, respectively.
(6)	This column represents, for each individual, the sum of the increase in the present value of his accumulated cash balance plan account and accumulated excess cash balance account. There were no above-market earnings on nonqualified deferred compensation. For more information regarding the named executive officers’ pension benefits, please see the Pension Benefits Table below.
(7)	The table below shows the components of this column:

	Cablevision
Name	Year	401(k) Plan Match $(a)	Excess Savings Plan Match ($)(a)	Life Insurance Premiums ($)(b)	Deferred Compensation Awards ($)(c)	Dividends ($)(d)	Perquisites ($)(e)	Total ($)
James L. Dolan	2009	2,640	53,454	—	195,876	665,200	241,922	1,159,092
Hank J. Ratner	2009	7,350	41,732	5,534	195,876	1,111,666	88,473	1,450,631
Robert M. Pollichino	2009	6,600	10,756	—	150,652	2,640	7,817	178,465

(a)	These columns represent, for each individual, a matching contribution by Cablevision on behalf of such individual under Cablevision’s 401(k) Plan or Excess Savings Plan, as applicable.
(b)	This column represents amounts paid for premiums on whole life insurance policies purchased by Cablevision for Mr. Ratner.
(c)	This column represents, for Messrs. Dolan and Ratner, the following amounts allocated under his deferred compensation award: a notional contribution of $150,000 and notional interest of $45,876 in 2009. This column represents, for Mr. Pollichino, the following amounts allocated under his deferred compensation award: a notional contribution of $112,000 and notional interest of $38,652 in 2009. For more information regarding these deferred compensation awards, see “Compensation Discussion and Analysis — Cablevision Elements of In-Service Compensation — Other Types of Awards in Prior Years.”
(d)	As a result of the special cash dividend declared by Cablevision in April 2006, and cash dividends declared by Cablevision in August and November 2008, and February, May, July and November 2009, holders of stock options and stock appreciation rights that had vested prior to December 31, 2004 received a cash dividend upon exercise. In October 2009, the Cablevision Compensation Committee approved exercise price adjustments for all dividend eligible options and stock appreciation rights so that in the future cash dividends will result in a reduction of the exercise price rather than a cash payment (subject to a minimum exercise price of $1.00 with any subsequent dividends delivered as a cash payment upon exercise). Holders of restricted shares are entitled to receive a cash amount equal to the dividends when the restricted shares vest. This column represents dividend payments made upon stock option and stock appreciation right exercises and restricted stock vesting in the respective periods.

(e)	This column represents, for each individual, the following aggregate estimated perquisites, as described in the table below. For more information regarding the calculation of these perquisites, please see “Compensation Discussion and Analysis — Cablevision Elements of In-Service Compensation — Perquisites.”

	Cablevision
Name	Year	Car and Driver ($)	Aircraft ($)(I)	Other ($)(II)	Total ($)
James L. Dolan	2009	88,361	41,397	112,164	241,922
Hank J. Ratner	2009	13,942	60,904	13,627	88,473
Robert Pollichino	2009	—	—	*	*

*	Represents less than $10,000.
(I)	As discussed under “Compensation Discussion and Analysis — Cablevision Elements of In-Service Compensation — Perquisites — Aircraft,” Mr. Dolan and Mr. Ratner reimburse Cablevision for the actual expenses associated with personal use of Cablevision’s corporate airplanes. The amounts in the table exclude personal use of aircraft for which the executive provides reimbursement. The amounts in the table reflect the incremental cost of personal use of Cablevision’s helicopters and for personal guests accompanying the executive when the executive is traveling on business. Incremental cost is determined as the variable costs incurred by Cablevision net of reimbursements received by executives and does not include any costs that would have been incurred by Cablevision whether or not the personal trip was taken, such as lease and insurance payments, pilot salaries and other overhead costs. In November 2006, Cablevision entered into time sharing agreements with Mr. Dolan pursuant to which he was permitted to lease aircraft from Cablevision for his personal use. The agreement provided for reimbursement to Cablevision for such usage at the maximum amount Cablevision legally may charge under Part 91 of the Federal Aviation Regulations (the “FAA Maximum Rate”). In 2009, Mr. Dolan paid Cablevision $148,051 for the use of the aircraft under the agreement. In June 2007, Cablevision entered into time sharing agreements with Mr. Ratner pursuant to which he was permitted to lease aircraft from Cablevision for his personal use. The agreements provide for reimbursement to Cablevision for such usage at a rate no greater than the FAA Maximum Rate. In 2009, Mr. Ratner paid Cablevision $46,431 for the use of the aircraft under the agreement.
(II)	This column includes the following components: (A) free cable television service, high-speed data and voice service; (B) executive home security; and (C) use of Cablevision’s travel department to arrange for personal travel.

Grants of Cablevision Plan-Based Awards

The table below presents information regarding awards granted in 2009 to each named executive officer under Cablevision’s plans, including estimated possible and future payouts under non-equity incentive plan awards and other restricted stock and stock option awards. There were no performance-based equity awards granted in 2009. See “—Treatment of Outstanding Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards” for a discussion of the impact of the Distribution on certain of the awards discussed in the following table.

	Cablevision
Name	Year	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)(6)	Grant Date Fair Value of Stock and Option Awards ($)(1)

			Threshold($)	Target($)	Maximum($)
James L. Dolan	2009	3/5/09(2)		3,739,570	7,479,140
	2009	3/5/09(3)	1,117,500	2,235,000	4,470,000
	2009	3/5/09(4)				169,100			1,731,584
	2009	3/5/09(5)					903,100	10.24	2,991,067
Hank J. Ratner	2009	3/5/09(2)		3,272,124	6,544,248
	2009	3/5/09(3)	997,500	1,995,000	3,990,000
	2009	3/5/09(4)				151,000			1,546,240
	2009	3/5/09(5)					806,100	10.24	2,669,803
Robert M. Pollichino	2009	3/5/09(2)		349,440	698,880
	2009	3/5/09(3)	125,000	250,000	500,000
	2009	3/5/09(4)				19,000			194,560

(1)	This column reflects the aggregate grant date fair value of the restricted stock awards and stock options granted to each of the executives in 2009 without any reduction for risk of forfeiture, as calculated under ASC Topic 718 on the date of grant. The assumptions used by Cablevision in calculating the grant date fair value of options are described in note (4) to the Summary Compensation Table above.

(2)	This row reflects the possible payouts with respect to grants of annual incentive awards under Cablevision’s CIP for performance in 2009. Each of the executives is assigned a target bonus percentage and amount; there is no threshold amount for annual incentive awards. Under the terms of the awards, each named executive officer is eligible to receive payment of an annual incentive award equal to the lesser of $10,000,000 or two times his bonus target, subject to the Cablevision compensation committee’s discretion to reduce the award. The amounts of annual incentive awards actually paid for performance in 2009 are disclosed in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above. For more information regarding the terms of these annual incentive awards, please see “Compensation Discussion and Analysis — Cablevision Elements of In-Service Compensation — Annual Incentives.”
(3)	This row reflects the future payouts with respect to performance awards that were granted under Cablevision’s Long-Term Incentive Plan in 2009. Each performance award was granted with a target amount, subject to actual payment based on a sliding scale ranging from zero to two times the target amount. These performance awards will be payable in the first quarter of 2012 if Cablevision achieves specified performance targets in the year ending December 31, 2011. For more information regarding the terms of these performance awards, please see “Compensation Discussion and Analysis — Cablevision Elements of In-Service Compensation — Long-Term Incentives — Performance Awards.”
(4)	This row reflects the number of shares of restricted stock awarded in 2009. These grants of restricted stock, which were made under Cablevision’s 2006 Employee Stock Plan, are scheduled to vest in their entirety on March 5, 2012.
(5)	This row reflects the number of shares underlying options awarded in 2009. These grants of options were made under the Cablevision 2006 Employee Stock Plan, and are scheduled to vest in thirds on the first three anniversaries following the grant date.
(6)	In connection with the Distribution in February 2010, Messrs. Dolan and Ratner received options covering one share of Madison Square Garden Class A Common Stock for every four stock options covering Cablevision Class A Common Stock they respectively held. In addition, the $10.24 exercise price for each option covering Cablevision’s NY Group Class A Common Stock was reduced to $8.47 and each stock option for Madison Square Garden Class A Common Stock was issued with an exercise price of $7.12 ($1.78 multiplied by four to reflect the 1:4 Distribution ratio).

Outstanding Cablevision Equity Awards at 2009 Fiscal Year-End

The table below shows (i) each grant of stock options and stock appreciation rights of Cablevision that are still unexercised and outstanding and (ii) the aggregate number of shares of unvested restricted stock of Cablevision outstanding for Messrs. Dolan, Ratner and Pollichino, in each case as of December 31, 2009. See “—Treatment of Outstanding Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards” for a discussion of the impact of the Distribution on certain of the awards discussed in the following table.

	Cablevision
	Option and Stock Appreciation Right Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
James L. Dolan									383,800	(2)	9,909,716
	166,666					10.78	(3)	6/25/2013
	74,400					15.51	(3)	10/1/2014
	120,000					10.46	(3)	10/1/2014
	120,000					15.51	(3)	11/8/2015
	60,000					15.51	(3)	11/8/2015
	264,000					20.51		6/5/2016
			903,100	(5)		10.24		9/5/2014

Hank J. Ratner									342,700	(7)	8,848,514
	47,636	(8)(9)				5.46	(3)(4)(8)	5/31/2010
	62,000					15.51	(3)	10/1/2014
	33,333					10.46	(3)	10/1/2014
	66,666					15.51	(3)	11/8/2015
	50,000					15.51	(3)	11/8/2015
	220,000					20.51		6/5/2016
			806,100	(5)		10.24		9/5/2014

Robert M. Pollichino									37,100	(6)	957,922
	7,500					10.46	(3)	10/1/2014
	8,000					15.51	(3)	11/8/2015

(1)	Calculated using the closing price of Cablevision NY Group Class A Common Stock on the New York Stock Exchange on December 31, 2009 of $25.82 per share.
(2)	This reflects (i) a grant of 101,500 shares of restricted stock made on March 2, 2007 that vested on March 2, 2010, (ii) a grant of 113,200 shares of restricted stock made on March 3, 2008 that is scheduled to vest on March 3, 2011, and (iii) a grant of 169,100 shares of restricted stock made on March 5, 2009 scheduled to vest on March 5, 2012.
(3)	As a result of the special dividend declared by Cablevision in April 2006, stock options that had not vested by December 31, 2004 were adjusted to reduce their per share exercise price by the $10.00 amount of the special dividend. The amounts shown reflect all of their adjustments through December 31, 2009.
(4)	In addition, in October 2009, the Cablevision compensation committee approved exercise price adjustments to reflect the value of quarterly dividends (subject to a minimum exercise price of $1.00 with any subsequent dividends delivered as a cash payment upon exercise). Exercise prices were adjusted and now also reflect the value of quarterly dividends.
(5)	These stock options, which were granted on March 5, 2009, are scheduled to vest in thirds on the first three anniversaries following the grant date.
(6)	This reflects (i) a grant of 8,600 shares of restricted stock made on March 2, 2007 that vested on March 2, 2010; (ii) a grant of 9,500 shares of restricted stock made on March 3, 2008 that is scheduled to vest on March 3, 2011, and (iii) a grant of 19,000 shares of restricted stock made on March 5, 2009 that is scheduled to vest on March 5, 2012.
(7)	This reflects (i) a grant of 90,600 shares of restricted stock made on March 2, 2007 that vested on March 2, 2010; (ii) a grant of 101,100 shares of restricted stock made on March 3, 2008 that is scheduled to vest on March 3, 2011, and (iii) a grant of 151,000 shares of restricted stock made on March 5, 2009 that is scheduled to vest on March 5, 2012.

(8)	These grants reflect decreases in the exercise price and increases in the number of shares of Cablevision NY Group Class A Common Stock to be purchased upon exercise as a result of the issuance of the Rainbow Media Group tracking stock in March 2001 and its conversion back into shares of Cablevision NY Group Class A Common Stock in August 2002. The exercise price also reflects an adjustment based on a settlement of certain stock option litigation in June 2008 and a dividend adjustment approved by the Cablevision compensation committee in October 2009.
(9)	This grant includes stock options to purchase 23,818 shares of Cablevision NY Group Class A Common Stock and 23,818 stock appreciation rights.

Cablevision Option Exercises and Stock Vested

The table below shows exercises of Cablevision stock options during 2009 and awards of Cablevision restricted stock that vested during 2009. See “— Treatment of Outstanding Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards” for a discussion of the impact of the Distribution on certain of the awards discussed in the following table.

	Cablevision
	Option Exercises			Restricted Stock
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)(1)		Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
James L. Dolan	—	—		88,000 60,000	1,641,200 1,483,800	(2)(4) (3)(6)
Hank J. Ratner	53,591 —	134,513 —	(5)	73,300 50,000	1,367,045 1,236,500	(2)(4) (3)(6)
Robert M. Pollichino	—	—		6,600	123,090	(2)(4)

(1)	Calculated using the closing price (per share) of Cablevision NY Group Class A common stock on the New York Stock Exchange on the date of exercise less the option price per share multiplied by the number of options exercised.
(2)	Calculated using the average of the high and low (per share) of Cablevision NY Group Class A Common Stock on the New York Stock Exchange on June 5, 2009 multiplied by the number of shares vesting.
(3)	Calculated using the closing price (per share) of Cablevision NY Group Class A Common Stock on the New York Stock Exchange on November 6, 2009 multiplied by the number of shares vesting.
(4)	Dividends of $0.10 per share declared on the Cablevision NY Group Class A Common Stock in August and November 2008 and February and May 2009 were associated with this vesting in addition to the value realized and reflected in the table.
(5)	A $10.00 per share special dividend declared on the Cablevision NY Group Class A Common Stock in April 2006 and $0.10 per share dividends declared in August and November 2008 and February and May 2009 were associated with this exercise in addition to the value realized and reflected in the table.
(6)	A $10.00 per share special dividend declared on the Cablevision NY Group Class A Common Stock in April 2006 and $0.10 per share dividends declared on the Cablevision NY Group Class A Common Stock in August and November 2008 and February, May and July 2009 were associated with this vesting in addition to the value realized and reflected in the table.

Pension Benefits

The table below shows the present value of accumulated benefits payable to each of Messrs. Dolan, Ratner and Pollichino, including the number of years of service credited to each of them, under the defined benefit pension plans as of December 31, 2009.

Cablevision
Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year $
James L. Dolan	Cablevision Cash Balance Pension Plan Cablevision Excess Cash Balance Plan	12 9	149,729 940,972	— —
Hank J. Ratner	Cablevision Cash Balance Pension Plan Cablevision Excess Cash Balance Plan	12 9	128,998 556,403	— —
Robert M. Pollichino	Cablevision Cash Balance Cablevision Excess Cash Balance Plan Madison Square Garden, L.P. Retirement Plan Madison Square Garden, L.P. Excess Retirement Plan	2 2 10 10	38,348 46,126 216,682 685,065	— — — —

(1)	Years of service are calculated based on elapsed time measured from date of plan participation. Actual elapsed time for each individual as an employee of Cablevision through December 31, 2009 is as follows: Mr. Dolan, 31 years; Mr. Ratner, 23 years; and Mr. Pollichino, 33 years.
(2)	Assumes that each individual will take a lump sum payment of the cash balance benefits at retirement. The lump sum payment is based on an assumed retirement age of 65 for all individuals. The lump sum payable under the cash balance plans was determined by crediting the account balances with an assumed interest-crediting rate of 4.23% until age 65. The present value of the accumulated benefits under the Cablevision Cash Balance Plan and the Cablevision Excess Cash Balance Plan were calculated using a discount rate of 5.15%. Also assumes that Mr. Pollichino elects a life annuity form of payment at retirement for the Madison Square Garden Retirement Plans. The present value of the Madison Square Garden retirement benefits was calculated using a discount rate of 6.25% and the RP2000 Mortality Table projected eight years beyond the valuation date (2010).

Cablevision Cash Balance Pension Plan

The Cablevision Cash Balance Pension Plan is a tax-qualified defined benefit plan that generally covers regular full-time and part-time nonunion employees of Cablevision and certain of its affiliates who have completed one year of service. A notional account is maintained for each participant under the plan, including Messrs. Dolan, Ratner and Pollichino, which consists of (i) annual allocations made by Cablevision as of the end of each year on behalf of each participant who has completed 800 hours of service during the year that range from 3% to 9% of the participant’s compensation, based on the participant’s age, and (ii) monthly interest credits based on the average of the annual rate of interest on the 30-year U.S. Treasury Bonds for the months of September, October and November of the prior year. Compensation includes all direct cash compensation received while a participant as part of the participant’s primary compensation structure (excluding bonuses, fringe benefits, and other compensation that is not received on a regular basis), and before deductions for elective deferrals (in accordance with the Internal Revenue Code limits, the maximum compensation taken into account in determining benefits was limited to $245,000 in 2009).

A participant’s interest in the cash balance account is subject to vesting limitations for the first three years of employment. A participant’s account will vest in full upon his or her termination due to death, disability or retirement after attaining age 65. Upon retirement or other termination of employment with Cablevision, the participant may elect a distribution of the vested portion of the cash balance account. Any amounts remaining in the plan will continue to be credited with interest until the account is paid. The normal form of benefit payment for an unmarried participant is a single life annuity and the normal form of benefit payment for a married participant is a 50% joint and survivor annuity. The participant, with spousal consent if applicable, can waive the normal form and elect a single life annuity or a lump sum.

Cablevision Excess Cash Balance Plan

Cablevision’s Excess Cash Balance Plan is a non-qualified deferred compensation plan that is intended to provide eligible participants, including each of Messrs. Dolan, Ratner and Pollichino, with the portion of their benefit that cannot be paid to them under the Cablevision Cash Balance Pension Plan due to Internal Revenue Code limits on the amount of compensation (as defined in the Cablevision Cash Balance Pension Plan) that can be taken into account in determining benefits under tax-qualified plans ($245,000 in 2009). Cablevision maintains a notional excess cash balance account for each eligible participant, and for each calendar year credits these accounts with the portion of the allocation that could not be made on his behalf under the Cablevision Cash Balance Pension Plan due to the compensation limitation. In addition, Cablevision credits each notional excess cash balance account monthly with interest at the same rate used under the Cablevision Cash Balance Pension Plan. A participant vests in the excess cash balance account according to the same schedule in the Cablevision Cash Balance Pension Plan. The excess cash balance account, to the extent vested, is paid in a lump sum to the participant as soon as practicable following his or her retirement or other termination of employment with Cablevision.

Madison Square Garden, L.P. Retirement Plan

The Madison Square Garden, L.P. Retirement Plan (“MSG Retirement Plan”) is a tax-qualified defined benefit plan covering substantially all of our non-union full-time and eligible part-time employees, including Mr. Pollichino, hired prior to January 1, 2001. Effective as of January 1, 2001, membership in the plan was frozen and benefit accruals under the plan continued only for employees who were already active participants in the plan as of December 31, 2000. As of December 31, 2007, the plan was amended to freeze all benefits earned through December 31, 2007 and eliminate the ability of participants to earn benefits for future service under this plan.

The plan provides a benefit at retirement equal to (i) 2% of a participant’s final average pay (as defined in the plan) multiplied by years of benefit service up to 20 years; plus (ii) 1% of the participant’s final average pay multiplied by years of benefit service (as defined in the plan) in excess of 20 years; minus (iii) 1.25% of the participant’s Social Security benefit multiplied by total benefit service up to 40 years. Final average pay is based on the highest average compensation paid during 60 consecutive months out of the last 120 months of benefit service. Compensation means the basic cash remuneration paid to the participant, including annual bonus, commissions and overtime pay, and before deductions for elective deferrals (up to applicable Internal Revenue Code limits).

As a result of plan participants’ benefits under the plan being frozen, any pay earned and service completed after that date will not be taken into account when determining the amount of a participant’s benefit under the plan. Participants will continue to earn eligibility towards early retirement as long as they remain our employees. Normal retirement under the plan is age 65; however, participants who have attained age 55 and completed at least 10 years of vesting service may retire prior to age 65 and receive a reduced benefit. Based upon his age and years of benefit service, Mr. Pollichino’s monthly accrued benefit payable at age 65 under the plan is $3,108.

The normal form of benefit is a single life annuity for an unmarried participant and a 50% joint and survivor annuity for a married participant. The participant, with the spouse’s consent if married, may waive the normal form and elect an optional form of payment, including a single life annuity, a 50%, 75% or 100% joint and survivor annuity, a 10-year certain and life annuity, a level income option that integrates with Social Security benefits, and a lump sum payment if the actuarial present value of the benefit does not exceed $10,000.

Madison Square Garden, L.P. Excess Retirement Plan

The Madison Square Garden, L.P. Excess Retirement Plan (“MSG Excess Retirement Plan”) is a non-qualified defined contribution plan that provides eligible participants, including Mr. Pollichino, with the portion of their benefit that cannot be paid to them under the MSG Retirement Plan due to Internal Revenue Code limits on the amount of compensation that can be taken into account in determining benefits under tax-qualified plans. Future benefit accruals under the MSG Excess Retirement Plan ceased as of January 1, 2008 in conjunction with the cessation of future accruals under the MSG Retirement Plan.

Benefits are payable under the MSG Excess Retirement Plan upon the participant’s termination of employment. The normal form of payment under the MSG Excess Retirement Plan is a life annuity for all participants. Instead of the normal form of payment, participants may instead elect a 50%, 75% or 100% joint and survivor annuity option or a 10-year certain and life annuity option. Based upon his age and years of benefit service, Mr. Pollichino’s monthly accrued benefit payable at age 65 under the plan is $9,825.

Cablevision 401(k) Plan

Under the Cablevision 401(k) Savings Plan (the “Cablevision 401(k) Plan”), a tax-qualified retirement savings plan, participating employees, including executive officers, may contribute into their plan accounts a percentage of their eligible pay on a before-tax basis as well as a percentage of their eligible pay on an after-tax basis. Cablevision will match 50% of the first 6% of eligible pay contributed by participating employees. The Cablevision matching contributions will be subject to vesting limitations for the first three years of employment.

Cablevision Excess Savings Plan

The Cablevision Excess Savings Plan is a non-qualified deferred compensation plan that operates in conjunction with the Cablevision 401(k) Plan. An employee is eligible to participate in the Cablevision Excess Savings Plan for a calendar year if his compensation (as defined in the Cablevision Cash Balance Pension Plan described above) in the preceding year exceeded (or would have exceeded, if the employee had been employed for the entire year) the IRS limit on the amount of compensation that can be taken into account in determining contributions under tax-qualified retirement plans ($245,000 in 2009) and he makes an election to participate prior to the beginning of the year. An eligible employee whose contributions to the Cablevision 401(k) Plan are limited as a result of this compensation limit or as a result of reaching the maximum 401(k) deferral limit ($16,500 or $22,000 if 50 or over, for 2009) can continue to make pre-tax contributions under the Cablevision Excess Savings Plan of up to 6% of his eligible pay. In addition, Cablevision will make matching contributions of up to 50% of the first 6% of eligible pay contributed by the employee. A participant is always fully vested in his own contributions and vests in Cablevision matching contributions over three years (subject to full vesting upon death, disability or retirement after attaining age 65). Account balances under the Cablevision Excess Savings Plan are credited monthly with the rate of return earned by the Stable Value Fund offered as an investment alternative under the Cablevision 401(k) Plan. Distributions are made in a lump sum as soon as practicable after the participant’s termination of employment with Cablevision.

Cablevision Nonqualified Deferred Compensation

The table below shows (i) the contributions made by Messrs. Dolan, Ratner and Pollichino and by Cablevision in 2009, (ii) aggregate earnings on each such executive officer’s account balance in 2009 and (iii) the account balance of each such executive officer under the Cablevision Excess Savings Plan as of December 31, 2009.

	Cablevision
Name	Plan Name	Executive Contributions in 2009 FY(1) ($)	Registrant Contributions in 2009 FY(2) ($)	Aggregate Earnings in 2009 FY(3) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 2009 FYE ($)
James L. Dolan	Cablevision Excess Savings Plan	108,227	53,454	14,348	—	789,885
Hank J. Ratner	Cablevision Excess Savings Plan	83,464	41,732	17,703	—	940,207
Robert M. Pollichino	Cablevision Excess Savings Plan	24,811	10,756	6,829	—	357,719

(1)	These amounts represent a portion of the executives’ salaries, which are included in the numbers reported in the “Salary” column of the Summary Compensation Table that the executives contributed to the respective plans.

(2)	These amounts are reported in the “All Other Compensation” column of the Summary Compensation Table. These amounts do not include deferred compensation awards earned in 2009 and included in the Summary Compensation Table under “All Other Compensation” and described in Note 7 to that table.

(3)	These amounts are not reported in the “All Other Compensation” column of the Summary Compensation Table.

Our Retirement Benefits

Liabilities for benefits under the Cablevision Cash Balance Pension Plan, the Cablevision Excess Cash Balance Plan, the Cablevision Excess Savings Plan and the Cablevision 401(k) Plan, in which our employees participate (other than liabilities in respect of our Executive Chairman and Chief Executive Officer and President), have been assumed by us in the Distribution together with the actuarially determined associated assets, as applicable, to the extent such assets and benefits are not already our assets or liabilities. The actuarial present values of the accumulated pension benefits of Messrs. Dolan, Ratner and Pollichino who have participated in the Cablevision Cash Balance Pension Plan, the Cablevision Excess Cash Balance Plan, the MSG Retirement Plan and the MSG Excess Retirement Plan as of the end of 2009 are reported in the Pension Benefits Table herein. Information concerning the Cablevision Excess Savings Plan as of the end of 2009 is reported in the Non-Qualified Deferred Compensation Table herein.

Following the Distribution, we offer, or will offer (after a transition period from the Cablevision retirement plans), retirement plans that are substantially similar to the Cablevision Cash Balance Pension Plan, the Cablevision Excess Cash Balance Plan, the Cablevision Excess Savings Plan and the Cablevision 401(k) Plan, which are described above.

TERMINATION AND SEVERANCE

This section describes the payments that would be received by executive officers upon various termination of employment scenarios. The information under “Separation from the Company” is based upon the provisions of each executive officer’s employment agreement with the Company and assumes that the executive officer was employed by the Company under that agreement at December 31, 2009. The information under “Separation from Cablevision” for Messrs. Dolan and Ratner is based upon their employment arrangements as named executive officers of Cablevision in 2009 in effect as of December 31, 2009. . Mr. Pollichino did not have an employment agreement in effect as of December 31, 2009. This information is presented to illustrate the payments such executives would have received from Cablevision under the various termination scenarios. The consummation of the Distribution was not a termination of employment with Cablevision for these purposes. The Company will have no liability for the payment of any amounts to Messrs. Dolan and Ratner with respect to the amounts shown as the payments they would receive from Cablevision.

Separation from the Company

Payments may be made to employees upon the termination of their employment with the Company depending upon the circumstances of their termination, which include termination by the Company without cause, termination by the employee for good reason, other voluntary termination by the employee, retirement, death, disability, or termination following a change in control of the Company or following a going-private transaction. Certain of these circumstances are addressed in employment agreements between the Company and the executives. For a description of termination provisions in the employment agreements, see “Employment Agreements” above. In addition, future award agreements for any long-term incentives will also address some of these circumstances.

The following table sets forth the estimated cash severance benefits payable by the Company to each of its executive officers as of December 31, 2009 in connection with their applicable employment agreements with the Company.

Executive	Termination without Cause by the Company or with Good Reason by the Executive	Voluntary Termination by the Executive or Termination due to Retirement, Death or Disability	Termination for Cause by the Company	Termination in Connection with a Company Change in Control or Going Private Transaction
James L. Dolan	$3,000,000	—	—	$3,000,000
Hank J. Ratner	$7,200,000	—	—	$7,200,000
Robert M. Pollichino	$2,240,000	—	—	$2,240,000
Lawrence J. Burian	$1,920,000	—	—	$1,920,000
Joseph F. Yospe	$580,000	—	—	$580,000

For Messrs. Dolan, Ratner, Pollichino and Burian, the amounts set forth above, if any, represent severance equal to two times the sum of the executive’s base salary and target bonus as provided in their applicable employment agreement with the Company if that agreement had been in effect at December 31, 2009. For Mr. Yospe, the amounts set forth above, if any, represent severance equal to the sum of the executive’s base salary and target bonus as provided in his employment agreement with the Company if that agreement had been in effect at December 31, 2009. This table does not reflect amounts the executives might have been eligible to receive as a 2009 annual bonus given that, in the case of Messrs. Dolan, Ratner and Burian, such bonuses were the responsibility of Cablevision (and not the Company) and, in the case of Mr. Pollichino, such bonus was discretionary and had not yet been determined. Mr. Yospe was not employed by the Company or Cablevision in 2009 and was therefore not eligible to receive a bonus.

In addition, the above table does not include any amounts with respect to accelerated vesting or payment of any Company long-term cash or equity incentives, given that the Company did not grant any such awards as of December 31, 2009. The above table similarly does not reflect any amounts with respect to accelerated vesting or payment of outstanding Cablevision long-term cash or equity incentives given that, in the case of Messrs. Dolan and Ratner, such awards will be the responsibility of Cablevision (and not the Company) and in the case of Messrs. Pollichino and Burian, any pro rata accelerated vesting of such awards in connection with certain employment termination events will be discretionary on the part of our Compensation Committee in accordance with the applicable employment agreements. Mr. Yospe had no outstanding awards at December 31, 2009. The outstanding Cablevision long-term cash and equity incentive awards held by Messrs. Dolan and Ratner may, however, be subject to accelerated vesting and/or payment by Cablevision (not by the Company) under certain types of termination of their employment with Cablevision and, in the case of Messrs. Dolan, Ratner, Pollichino and Burian, may be subject to accelerated vesting and/or payment in connection with certain types of Cablevision change in control or Cablevision going private transactions.

In 2010, our executive officers received, and we expect that over time they will continue to receive, long-term awards from the Company, and, as a result, actual aggregate potential termination payments in the future will be materially higher in certain of the termination scenarios.

Separation from Cablevision

This section presents historical information concerning payments that would have been made to Messrs. Dolan, Ratner and Pollichino upon termination of their employment at December 31, 2009. The amount of these payments would have depended upon the circumstances of their termination, which include termination without cause, termination by the executive for good reason, other voluntary termination by the executive, retirement, death, disability, or termination following a change in control or following a going-private transaction. Payments in such circumstances would have also been affected by the terms of employment agreements between Cablevision and Messrs. Dolan and Ratner that were in effect at such time as well as by the terms of applicable award agreements. Mr. Pollichino did not have an employment agreement in effect as of December 31, 2009. In 2009, in contemplation of the Distribution, Messrs. Dolan and Ratner entered into new employment agreements with Cablevision that became effective at the time of the Distribution.

Cablevision Award Agreements

Under the applicable Cablevision award agreements, vesting of restricted stock, stock options and stock appreciation rights granted to employees, including the Messrs. Dolan, Ratner and Pollichino, may be affected upon a “change of control” of Cablevision or a going private transaction (as defined in Rule 13e-3 of the Securities Exchange Act of 1934). A “change of control” is defined in the Cablevision award agreements as the acquisition by any person or group, other than Charles F. Dolan or members of his immediate family (or trusts for the benefit of Charles F. Dolan or his immediate family) or any employee benefit plan sponsored or maintained by Cablevision, of (1) the power to direct the management of substantially all of the cable television systems then owned by Cablevision in the New York City metropolitan area, or (2) after any fiscal year of Cablevision in which Cablevision’s cable television systems in the New York City metropolitan area contributed in the aggregate less than a majority of the net revenues of Cablevision and its consolidated subsidiaries, the power to direct the management of Cablevision or substantially all of its assets. Upon a change in control, as defined, the restricted stock, stock options and stock appreciation rights may be converted into either a right to receive an amount of cash based upon the highest price per share of Cablevision’s Class A common stock paid in the transaction resulting in the change of control, or, as long as the surviving entity is a public company, into a corresponding award with equivalent profit potential in the surviving entity, at the election of the Cablevision compensation committee. Upon a going private transaction, the restricted stock, stock options and stock appreciation rights would be converted into a right to receive an amount of cash based upon the highest price per share of Cablevision’s Class A common stock paid in the transaction. Following the change of control or going private transaction, the award of restricted stock, stock options or stock appreciation rights will become payable on the earlier to occur of (1) the date on which the award was originally scheduled to vest or (2) the date on which the recipient’s employment with Cablevision or the surviving entity is terminated (A) by Cablevision or the surviving entity other than for cause or (B) by the recipient for good reason, if such termination occurs within three years after the change of control or going private transaction, or by the recipient for any reason if such termination occurs at least six months, but not more than nine months, after completion of the change of control or going private transaction. In addition, the amount payable under the award agreement will include interest from the date of the change of control or going private transaction.

Under the Cablevision applicable award agreements, vesting of restricted stock, stock options and stock appreciation rights granted to employees, including Messrs. Dolan, Ratner and Pollichino, may be accelerated in certain other circumstances. Under stock option or stock appreciation rights award agreements, upon termination for cause, the entire award is forfeited. Upon termination by Cablevision without cause, termination by the employee, death, disability or retirement, the unvested portion of the award is forfeited; provided, however, that only with respect to stock options granted in 2006, upon death, the entire award is immediately vested. Depending on the type of termination and specific option grant, the time to exercise the vested portion varies from 90 days to three years. With respect to stock options granted in March 2009, depending on the type of termination, the time to exercise the vested option varies from 90 days to the remainder of the term. In no event is this period later than the expiration date, except in the case of death, in which the time to exercise may be extended for one year after the expiration date. Under restricted stock award agreements, upon any termination for any reason prior to the third anniversary of the grant date other than death or change of control or going private transaction, the entire award is forfeited; upon death, the entire award is immediately vested. Under the applicable award agreements for performance awards, upon termination for cause, the entire award is forfeited. Under the applicable award agreements for all performance awards, upon a change in control, the entire award vests and is immediately payable, regardless of the performance objectives. Under subsequent performance award agreements, upon any termination for any reason prior to the payment date other than death, the entire award is forfeited. Upon death before the end of the performance period, a pro rata portion of the award will vest and be immediately payable; upon death after the end of the performance period but prior to the payment date, the entire award will be payable upon the payment date. In the event of a going private transaction, the entire award vests and is immediately payable, regardless of the performance objectives.

Under the applicable Cablevision award agreements for deferred compensation awards, upon termination for cause, the entire award is forfeited. Upon death or disability, the then-current award amount outstanding on that date is immediately payable. Upon termination without cause, termination by the employee or retirement prior to the second anniversary of the grant date, the entire award is forfeited. Upon termination without cause, termination by the employee or retirement after the second anniversary of the grant date, the then-current award amount outstanding on the date of termination vests on a pro rata basis and the pro rata portion is payable (adjusted, if applicable, for any amount that may have been paid out on the fifth anniversary of the date of grant). Upon a change in control, the entire award vests and is immediately payable. The award agreements for deferred compensation do not provide for any special benefits in the event of a going private transaction.

Quantification of Termination and Severance Payable by Cablevision

The following tables set forth a quantification of estimated severance and other benefits payable to Messrs. Dolan, Ratner and Pollichino under various circumstances regarding the termination of their employment. In calculating these severance and other payments, we have taken into consideration or otherwise assumed the following:

•	Termination of employment occurred after the close of business on December 31, 2009.

•	We have valued equity awards using the closing market price of the Cablevision Class A common stock on the New York Stock Exchange on December 31, 2009, the last trading day of the year, of $25.82.

•	We have valued stock options at their intrinsic value, equal to the difference between $25.82 and the per share exercise price, multiplied by the number of shares underlying the stock options.

•	Where applicable, we have included in the calculation of the value of equity awards the payment of any quarterly dividends declared through December 31, 2009.

•

In the event of termination of employment, the payment of certain long-term incentive awards and other amounts may be delayed, depending upon the terms of each specific award agreement, the provisions of the applicable named executive officer’s employment agreement and the applicability of Section 409A. In quantifying aggregate termination payments, we have not taken into account the timing of the payments and we have not discounted the value of payments that would be made over time, except where otherwise disclosed.

•	We have assumed that all performance metrics for performance-based awards are achieved (but not exceeded).

•

Calculations for Messrs. Dolan and Ratner are based upon the terms of their prior Cablevision employment agreements, as their new employment agreements with Cablevision did not become effective until February 9, 2010.

Benefits Payable as a Result of Voluntary Termination of Employment by Employee from Cablevision*

Elements	James L. Dolan		Hank J. Ratner		Robert M. Pollichino
Severance	—		—		—
Most recent bonus	—		$4,024,713		—
Unvested restricted stock	—		—		—
Unvested stock options	—		—		—
Unvested performance options	—		—		—
Performance awards	$4,470,000	(1)	$3,990,000	(1)	$250,000	(1)
Deferred compensation award	$360,506	(2)	$360,506	(2)	$301,252	(2)
Consulting arrangements	—		—		—
Health insurance benefits	—		—		—
Executive life insurance premiums	—		—		—

*	The amounts in this table do not include any payments or awards which were vested at December 31, 2009 or any pension or other vested retirement benefits.

(1)	Represents the target value of his 2007 three-year performance award; his other performance awards would be forfeited.

(2)	Represents an estimated pro rata share of the then-current award amount of his deferred compensation award at December 31, 2009.

Benefits Payable as a Result of Termination of Employment Due to Retirement from Cablevision*

Elements	James L. Dolan	Hank J. Ratner	Robert M. Pollichino
Severance	—	—	—
Most recent bonus	—	$4,024,713	—
Unvested restricted stock	—	—	—
Unvested stock options	—	—	—
Unvested performance options	—	—	—
Performance awards	$4,470,000(1)	$3,990,000(1)	$250,000(1)
Deferred compensation award	$360,506(2)	$360,506(2)	$301,252(2)
Consulting arrangements	—	—	—
Health insurance benefits	—	—	—
Executive life insurance premiums	—	—	—

*	The amounts in this table do not include any payments or awards which were vested at December 31, 2009 or any pension or other vested retirement benefits.

(1)	Represents the full value of his 2007 three-year performance award; his other performance awards would be forfeited.

(2)	Represents an estimated pro rata share of the then-current award amount of his deferred compensation award at December 31, 2009.

Benefits Payable as a Result of Termination of Employment by Cablevision for Cause

In the event of termination by Cablevision for Cause, no executive officer would have been entitled to any payments at December 31, 2009.

Benefits Payable as a Result of Termination of Employment by Cablevision Without Cause*

Elements	James L. Dolan	Hank J. Ratner	Robert M. Pollichino
Severance	$16,888,000(1)	$14,692,860(6)	—
Most recent bonus	—	$4,024,713	—
Unvested restricted stock	$10,106,176(9)	$9,023,934(11)	—
Unvested stock options	$14,070,298(10)	$12,559,038(10)	—
Unvested performance options	—	—	—
Performance awards	$11,175,000(2)	$9,975,000(2)	—
Deferred compensation award	$719,880(3)	$719,880(3)	301,252(4)
Consulting arrangements	$3,629,895(5)	$1,665,055(7)	—
Health insurance benefits	—	—	—
Executive life insurance premiums	—	$33,166(8)	—

*	The amounts in this table do not include any payments or awards which were vested at December 31, 2009 or any pension or other vested retirement benefits.

(1)	Represents severance equal to $40,000 plus three times the sum of his salary and target bonus.

(2)	Represents the full value of his 2007, 2008 and 2009 performance awards.

(3)	Represents the estimated full value of the then-current deferred compensation award at December 31, 2009.

(4)	Represents an estimated pro rata share of the then-current award amount of his deferred compensation award at December 31, 2009.

(5)	Represents the present value, based on a 4% discount rate, of a four-year consulting agreement with Cablevision that provides for the payment of at least $1,000,000 each year.

(6)	Represents severance equal to 2.99 times the sum of his salary and target bonus.

(7)	Represents the present value, based on a 4% discount rate, of a three-year consulting agreement with Cablevision that provides for the payment of at least $600,000 each year.

(8)	Represents the estimated cumulative expected future premiums until the point at which policies are expected to be fully funded and there would no longer be a need to make any additional premium payments.

(9)	Represents full vesting of the 2007, 2008 and 2009 grants of 101,500, 113,200 and 169,100 shares of restricted stock, respectively, with a value of $2,681,630, $2,990,744 and $4,433,802, respectively.

(10)	Represents full vesting of the 2009 grant of stock options; all of his other stock options were vested.

(11)	Represents full vesting of the 2007, 2008 and 2009 grants of 90,600, 101,100 and 151,000 shares of restricted stock, respectively, with a value of $2,393,652, $2,671,062 and $3,959,220, respectively.

Benefits Payable as a Result of Termination of Employment by Employee from Cablevision For Good Reason*

Elements	James L. Dolan		Hank J. Ratner		Robert M. Pollichino
Severance	$16,888,000	(1)	$14,692,860	(6)	—
Most recent bonus	—		$4,024,713		—
Unvested restricted stock	$10,106,176	(9)	$9,023,934	(11)	—
Unvested stock options	$14,070,298	(10)	$12,559,038	(10)	—
Unvested performance options	—		—		—
Performance awards	$11,175,000	(2)	$9,975,000	(2)	—
Deferred compensation award	$719,880	(3)	$719,880	(3)	$301,252	(4)
Consulting arrangements	$3,629,895	(5)	$1,665,055	(7)	—
Health insurance benefits	—		—		—
Executive life insurance premiums	—		$33,166	(8)	—

*	The amounts in this table do not include any payments or awards which were vested at December 31, 2009 or any pension or other vested retirement benefits.

(1)	Represents severance equal to $40,000 plus three times the sum of his salary and target bonus.

(2)	Represents the full value of his 2007, 2008 and 2009 performance awards.

(3)	Represents the estimated full value of the then-current deferred compensation award at December 31, 2009.

(4)	Represents an estimated pro rata share of the then-current award amount of his deferred compensation award at December 31, 2009.

(5)	Represents the present value, based on a 4% discount rate, of a four-year consulting agreement with Cablevision that provides for the payment of at least $1,000,000 each year.

(6)	Represents severance equal to 2.99 times the sum of his salary and target bonus.

(7)	Represents the present value, based on a 4% discount rate, of a three-year consulting agreement with Cablevision that provides for the payment of at least $600,000 each year.

(8)	Represents the estimated cumulative expected future premiums until the point at which policies are expected to be fully funded and there would no longer be a need to make any additional premium payments.

(9)	Represents full vesting of the 2007, 2008 and 2009 grants of 101,500, 113,200 and 169,100 shares of restricted stock, respectively, with a value of $2,681,630, $2,990,744 and $4,433,802, respectively.

(10)	Represents full vesting of the 2009 grant of stock options; all of his other stock options were vested.

(11)	Represents full vesting of the 2007, 2008 and 2009 grants of 90,600, 101,100 and 151,000 shares of restricted stock, respectively, with a value of $2,393,652, $2,671,062 and $3,959,220, respectively.

Benefits Payable as a Result of Termination of Employment from Cablevision Due to Death*

Elements	James L. Dolan		Hank J. Ratner		Robert M. Pollichino
Severance	—		—		—
Most recent bonus	—		$4,024,713		—
Unvested restricted stock	$10,106,176	(1)	$9,023,934	(4)	$976,382	(5)
Unvested stock options	$14,070,298	(2)	$12,559,038	(2)	—
Unvested performance options	—		—		—
Performance awards	$11,175,000	(3)	$9,975,000	(3)	$500,000	(6)
Deferred compensation award	$719,880		$719,880		$601,557
Consulting arrangements	—		—		—
Health insurance benefits	—		—		—
Executive life insurance premiums	—		—		—

*	The amounts in this table do not include any payments or awards which were vested at December 31, 2009 or any pension or other vested retirement benefits.

(1)	Represents full vesting of the 2007, 2008 and 2009 grants of 101,500, 113,200 and 169,100 shares of restricted stock, respectively, with a value of $2,681,630, $2,990,744 and $4,433,802, respectively.

(2)	Represents full vesting of the 2009 grant of stock options; all of his other stock options were vested.

(3)	Represents the full value of his 2007, 2008 and 2009 performance awards.

(4)	Represents full vesting of the 2007, 2008 and 2009 grants of 90,600, 101,100 and 151,000 shares of restricted stock, respectively, with a value of $2,393,652, $2,671,062 and $3,959,220 respectively.

(5)	Represents full vesting of 2007, 2008 and 2009 grants of 8,600, 9,500 and 19,000 shares of restricted stock, respectively, with a value of $227,212, $250,990 and $498,180, respectively.

(6)	Represents full vesting of his 2007 and pro rata vesting of his 2008 and 2009 performance awards; the remaining amounts of his performance awards would be forfeited.

Benefits Payable as a Result of Termination of Employment from Cablevision Due to Disability*

Elements	James L. Dolan		Hank J. Ratner		Robert M. Pollichino
Severance	—		—		—
Most recent bonus	—		$4,024,713		—
Unvested restricted stock	$10,106,176	(1)	$9,023,934	(4)
Unvested stock options	$14,070,298	(2)	$12,559,038	(2)	—
Unvested performance options	—		—		—
Performance awards	$11,175,000	(3)	$9,975,000	(3)	—
Performance retention award	—		—		—
Deferred compensation award	$719,880		$719,880		$601,557
Consulting arrangements	—		—		—
Health insurance benefits	—		—		—
Executive life insurance premiums	—		—		—

*	The amounts in this table do not include any payments or awards which were vested at December 31, 2009 or any pension or other vested retirement benefits.

(1)	Represents full vesting of the 2007, 2008 and 2009 grants of 101,500, 113,200 and 169,100 shares of restricted stock, respectively, with a value of $2,681,630, $2,990,744 and $4,433,802, respectively.

(2)	Represents full vesting of the 2009 grant of stock options; all of his other stock options were vested.

(3)	Represents the full value of his 2007, 2008 and 2009 performance awards.

(4)	Represents full vesting of the 2007, 2008 and 2009 grants of 90,600, 101,100 and 151,000 shares of restricted stock, respectively, with a value of $2,393,652, $2,671,062 and $3,959,220, respectively.

Benefits Payable as a Result of Termination of Employment from Cablevision in Connection with a Change in Control or Going Private Transaction of Cablevision (1)*

Elements	James L. Dolan(2)		Hank J. Ratner(3)		Robert M. Pollichino
Severance	$16,888,000	(4)	$14,692,860	(6)	—
Most recent bonus	—		$4,024,713		—
Unvested restricted stock	$10,106,176		$9,023,934		$976,382
Unvested stock options	$14,070,298		$12,559,038		—
Unvested performance options	—		—		—
Performance awards	$11,175,000		$9,975,000		—
Performance retention award	—		—		—
Deferred compensation award	$719,880		$719,880		$601,557
Consulting arrangements	$3,629,895	(5)	$1,665,055	(7)	—
Health insurance benefits	—		—		—
Executive life insurance premiums	—		$33,166	(8)	—

*	The amounts in this table do not include any payments or awards which were vested at December 31, 2009 or any pension or other vested retirement benefits.

(1)	The numbers presented in this table reflect amounts payable as a result of termination of employment by the executive or Cablevision following a change in control. The amounts payable as a result of termination of employment by the executive or Cablevision following a going private transaction are generally equal to or less than the amounts payable as a result of termination of employment by the executive or Cablevision following a change in control. For specific information about payments for a termination following a going private transaction, see Notes (2) and (3) below.

(2)	If a change in control of Cablevision were to occur but Mr. James L. Dolan’s employment was not terminated, he would nevertheless be entitled to receive the following upon consummation of the change in control (in addition to all previously vested amounts): (i) the full amount of his 2007 performance award of $4,470,000; and (ii) the full amount of the then-current award amount of his deferred compensation award at December 31, 2009 equal to $719,880. If Mr. James L. Dolan’s employment were terminated by Cablevision, or by him, following a going private transaction, it would be treated as a termination by Cablevision without cause. He would be entitled to receive payments in the same amounts that are set forth in this table above. If a going private transaction were to occur but Mr. James L. Dolan’s employment was not terminated, he would nevertheless be entitled to receive the full amount of his 2007 performance award of $4,470,000.

(3)	If a change in control of Cablevision were to occur but Mr. Ratner’s employment was not terminated, he would nevertheless be entitled to receive the following upon consummation of the change in control: (i) the full amount of his 2007 performance award of $3,990,000; and (ii) the full amount of the then-current award amount of his deferred compensation award at December 31, 2009 equal to $719,880. If Mr. Ratner’s employment were terminated by Cablevision or by him following a going private transaction, it would be treated as a termination by Cablevision without cause. He would be entitled to receive payments in the same amounts that are set forth in this table above. If a going private transaction were to occur but Mr. Ratner’s employment was not terminated, he would nevertheless be entitled to receive the full amount of his 2007 performance award of $3,990,000.

(4)	Represents severance equal to three times the sum of his salary and target bonus plus $40,000.

(5)	Represents the present value, based on a 4% discount rate, of a four-year consulting agreement with Cablevision that provides for the payment of at least $1,000,000 each year.

(6)	Represents severance equal to 2.99 times the sum of his salary and target bonus.

(7)	Represents the present value, based on a 4% discount rate, of a three-year consulting agreement with Cablevision that provides for the payment of at least $600,000 each year.

(8)	Represents the estimated cumulative expected future premiums until the point at which policies are expected to be fully funded and there would no longer be a need to make any additional premium payments.

TREATMENT OF OUTSTANDING OPTIONS, RIGHTS, RESTRICTED STOCK, RESTRICTED STOCK UNITS AND OTHER AWARDS

In connection with the Distribution, each Cablevision stock option and stock appreciation right (“right” or “SAR”) became two options/rights. Cablevision options were converted into options to acquire Cablevision NY Group Class A Common Stock and options to acquire the Company’s Class A Common Stock. Cablevision rights were converted into rights with respect to the cash value of Cablevision NY Group Class A Common Stock and rights with respect to the cash value of the Company’s Class A Common Stock. The number of shares of the Company’s Class A Common Stock that became subject to each option/right was based on the 1:4 distribution ratio (i.e., one share of the Company’s common stock for every four shares of Cablevision). The options and the rights with respect to the Company’s Class A Common Stock were issued under the new Madison Square Garden, Inc. 2010 Employee Stock Plan or Madison Square Garden, Inc. 2010 Stock Plan for Non-Employee Directors., as applicable. The existing exercise price was allocated between the existing Cablevision options/rights and the Company’s new options/rights based upon the ten-day weighted-average prices of the Cablevision NY Group Class A Common Stock and the Company’s Class A Common Stock, taking into account the 1:4 distribution ratio. As a result of this adjustment, 82.63% of the pre-Distribution exercise price of options and rights was allocated to the Cablevision options and rights and 17.37% was allocated to the new Madison Square Garden, Inc. options and rights. Further, in the Distribution, one share of the Company’s Class A Common Stock was issued in respect of every four shares of Cablevision restricted stock and these Company shares are restricted on the same basis as the underlying Cablevision restricted shares. In addition, upon the Distribution each director of Cablevision (some of whom are directors of the Company) received one share of the Company’s Class A Common Stock under the Madison Square Garden, Inc. 2010 Stock Plan for Non-Employee Directors for every four restricted stock units held under the applicable Cablevision equity plan. Other than the split of the Cablevision options and rights and the allocation of the existing exercise price, upon issuance of our new options and rights there was no additional adjustment to the existing Cablevision options and rights in connection with the Distribution and the terms of each employee’s applicable Cablevision award agreement continue to govern the Cablevision options and rights. The options and rights that were issued in respect of outstanding Cablevision stock options and rights will be affected by a change in control or going private transaction of the Company or Cablevision, as set forth in the terms of the award agreement.

As a result of these adjustments, following the Distribution, Messrs. Dolan, Ratner, Pollichino, Burian and Yospe held the following stock options and stock appreciation rights with respect to our Class A Common Stock:

	Number of Options	Average Exercise Price	Number of Rights	Average Exercise Price
James L. Dolan	427,041	8.81	0	—
Hank J. Ratner	315,478	8.82	5,954.50	3.80
Robert M. Pollichino	3,875	9.08	0	—
Lawrence J. Burian	1,500	9.61	0	—
Joseph Yospe	0	—	0	—

Cablevision has issued restricted stock to its employees which vests according to a vesting schedule that was established when the shares were issued. In connection with the Distribution, each holder of Cablevision restricted shares received one share of our Class A Common Stock in respect of every four Cablevision restricted shares. Our shares are subject to the same conditions and restrictions as the Cablevision restricted shares in respect of which they are issued. If a holder of Cablevision restricted stock forfeits such restricted stock and therefore forfeits our accompanying shares, Cablevision has agreed our restricted shares will be returned to us. As a result of these adjustments, following the Distribution, Messrs. Dolan, Ratner, Pollichino, Burian and Yospe held 70,575, 63,025, 7,125, 6,850 and 0 shares, respectively, of our Class A Common Stock issued in respect of the Cablevision restricted shares which shares are or were restricted on the same basis as the underlying Cablevision restricted shares.

Cablevision has issued restricted stock units to its non-employee directors which represent unfunded, unsecured rights to receive shares of Cablevision NY Group Class A Common Stock (or cash or other property) at a future date upon the satisfaction of the conditions specified by the Compensation Committee in the award agreement. Such restricted stock units were fully vested on the date of grant. Upon Distribution, each holder of a restricted stock unit received one share of our Class A Common Stock in respect of every four Cablevision restricted stock units owned on the record date and continued to be entitled to a share of Cablevision NY Group Class A Common Stock (or cash or other property) in accordance with the award agreement. Such shares of Class A Common Stock were issued under our 2010 Stock Plan for Non-Employee Directors. Cablevision has issued to its non-employee directors options to purchase its Cablevision NY Group Class A Common Stock, and such options are fully vested. In connection with the Distribution, each Cablevision option became two options: one an option to acquire Cablevision NY Group Class A Common Stock and one an option to acquire our Class A Common Stock. The allocation of exercise price between the existing non-employee director Cablevision options and our new non-employee director options and the number of shares subject to those new options was determined in the same manner as described above for our options/rights issued under our 2010 Employee Stock Plan at the time of the Distribution. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information concerning shares of our Class A Common Stock and stock options issued to our directors in connection with the Distribution.

As a result of the Distribution, there were immediately following the Distribution outstanding options to acquire approximately 2,435,000 shares of Class A Common Stock, most of which were held by employees of Cablevision and its affiliates other than us. In addition, approximately 2,250,000 shares of our Class A Common Stock were distributed by Cablevision in respect of outstanding Cablevision restricted shares, most of which were to employees of Cablevision and its affiliates other than us.

In 2008 and 2009, Cablevision granted three-year performance awards to executives and certain other members of management of the Company under Cablevision’s 2006 Cash Incentive Plan. The performance objectives in each employee’s applicable award agreement were required to be adjusted to reflect the exclusion of our business from the business of Cablevision.

Deferred compensation awards granted by Cablevision pursuant to Cablevision’s Long-Term Incentive Plan (which was superseded by Cablevision’s Cash Incentive Plan in 2006) were unaffected by the Distribution.

With respect to outstanding long-term cash and equity awards, the Company and Cablevision are not regarded as competitive entities of each other for purposes of any non-competition provisions contained in the applicable award agreements. With respect to all outstanding Cablevision awards (and our options and stock appreciation rights issued in connection with such awards) holders of such awards will continue to vest in them so long as they remain employed by the Company, Cablevision or affiliates of either entity, provided that an employee who moves between the Company or one of its subsidiaries, on the one hand, and Cablevision or one of its subsidiaries, on the other hand, at a time when the two entities are no longer affiliates will not continue to vest in our awards and such change will constitute a termination of employment for purposes of the award agreement. Notwithstanding the foregoing, Messrs. James L. Dolan and Hank J. Ratner will continue to vest in their outstanding Cablevision awards (as well as in Company stock options and stock appreciation rights issued upon the Distribution with respect to such outstanding Cablevision awards) based solely on their continued service with Cablevision and not in respect of their continued service with the Company and its subsidiaries.

We are not responsible for any payments associated with any annual, long-term cash or deferred compensation award granted by Cablevision to Mr. Dolan or Mr. Ratner that was outstanding as of the Distribution. Payment of such awards is the sole responsibility of Cablevision. Payments of any awards granted to Mr. Pollichino will continue to be the responsibility of the Company. The Company has assumed all annual, long-term cash or deferred compensation awards granted by Cablevision to Mr. Burian that were outstanding as of the Distribution; however, Cablevision will pay the amount accrued through February 1, 2010, the date he transferred to the Company.

The performance awards, deferred compensation awards and stock appreciation rights applicable to our other employees were assigned by Cablevision to us and have been assumed by us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF STOCK

This table shows the number and percentage of shares of our Class A Common Stock and our Class B Common Stock owned of record and beneficially as of March 31, 2010 by each director and executive officer of the Company. The table also shows the name, address and the number and percentage of shares owned by persons beneficially owning more than five (5%) percent of any class as of March 31, 2010.

Name and Address	Title of Stock Class(1)	Beneficial Ownership(1)(2)	Percent of Class	Combined Voting Power of All Classes of Stock Beneficially Owned(1)(2)
Dolan Family Group(3)	Class A Common Stock	2,127,136	3.4%	69.7%
340 Crossways Park Drive	Class B Common Stock	13,588,555	100.0%
Woodbury, NY 11797
Charles F. Dolan(3)(4)(5)(6)(7)(8)(9)(11) 1111 Stewart Avenue Bethpage, NY 11714	Class A Common Stock Class B Common Stock	707,611 6,201,886	1.1% 45.6%	31.7%
Helen A. Dolan(3)(4)(5)(6)(7)(8)(9)(11) 1111 Stewart Avenue Bethpage, NY 11714	Class A Common Stock Class B Common Stock	707,611 6,201,886	1.1% 45.6%	31.79%
Charles F. Dolan 2009 Revocable Trust(3)(5) 340 Crossways Park Drive Woodbury, NY 11797	Class A Common Stock Class B Common Stock	— 1,818,125	— 13.4%	9.2%
Helen A. Dolan 2009 Grantor Retained Annuity Trust #1(3)(7) 340 Crossways Park Drive Woodbury, NY 11797	Class A Common Stock Class B Common Stock	— 756,421	— 5.6%	3.8%
Helen A. Dolan 2009 Revocable Trust(3)(8)	Class A Common Stock	—	—	4.9%
340 Crossways Park Drive	Class B Common Stock	975,000	7.2%
Woodbury, NY 11797
James L. Dolan(3)(9)(10)(12)(19)(33)	Class A Common Stock Class B Common Stock	528,421 926,958	* 6.8%	4.6%
Hank J. Ratner(9)(10)(13)	Class A Common Stock	450,210	*	*
	Class B Common Stock	—	—
Robert M. Pollichino(9)(10)	Class A Common Stock Class B Common Stock	13,425 —	* —	*

Name and Address	Title of Stock Class(1)	Beneficial Ownership(1)(2)	Percent of Class	Combined Voting Power of All Classes of Stock Beneficially Owned(1)(2)
Lawrence J. Burian(9)(10)	Class A Common Stock Class B Common Stock	10,582 —	* —	*
Joseph F. Yospe(10)	Class A Common Stock Class B Common Stock	— —	— —	*
Kristin A. Dolan(9)(11)(12)(19)(33)	Class A Common Stock Class B Common Stock	528,421 926,958	* 6.8%	5.0%
Thomas C. Dolan(3)(11)(20)(32)	Class A Common Stock Class B Common Stock	80,653 926,958	* 6.8%	4.7%
Deborah A. Dolan-Sweeney(3)(9)(11)(16)(18)(29)	Class A Common Stock Class B Common Stock	84,167 918,981	* 6.8%	4.7%
Marianne Dolan Weber(3)(11)(14)(15)(30)	Class A Common Stock Class B Common Stock	57,477 890,802	* 6.6%	4.5%
Brad Dorsogna(11)(17)(22) (28)(29)(30)(31)(32)(33)	Class A Common Stock Class B Common Stock	279,235 5,514,163	* 40.6%	28.0%
Richard D. Parsons(11)	Class A Common Stock Class B Common Stock	— —	— —	*
Alan D. Schwartz(11)	Class A Common Stock Class B Common Stock	— —	— —	*
Brian G. Sweeney(9)(11)(16)(18)(29)	Class A Common Stock Class B Common Stock	84,167 918,981	* 6.8%	4.7%
Vincent Tese(11)(14)	Class A Common Stock Class B Common Stock	15,851 —	* —	*
All executive officers and directors as a group (4) through (20) and (28) through (33)	Class A Common Stock Class B Common Stock	2,701,579 11,716,049	4.3% 85.9%	60.4%
Patrick F. Dolan(3)(21)(31) 1111 Stewart Avenue Bethpage, NY 11714	Class A Common Stock Class B Common Stock	87,678 886,015	* 6.5%	4.5%
Kathleen M. Dolan(3)(17)(22)(28) (29)(30)(31)(32)(33) 340 Crossways Park Drive Woodbury, NY 11797	Class A Common Stock Class B Common Stock	279,235 5,514,163	* 40.6%	28.0%

Name and Address	Title of Stock Class(1)	Beneficial Ownership(1)(2)	Percent of Class	Combined Voting Power of All Classes of Stock Beneficially Owned(1)(2)
Paul J. Dolan(3)(23)(28)(33) Progressive Field 2401 Ontario St. Cleveland, Ohio 44115	Class A Common Stock Class B Common Stock	208,858 1,845,939	* 13.6%	9.4%
Mary S. Dolan(3)(24)(29)(31) 340 Crossways Park Drive Woodbury, NY 11797	Class A Common Stock Class B Common Stock	107,124 1,804,996	* 13.3%	9.2%
Matthew J. Dolan(3)(25)(30)(32) 100 7th Ave., Suite 150 Chardon, Ohio 44024-1079	Class A Common Stock Class B Common Stock	89,837 1,817,760	* 13.4%	9.2%
Lawrence J. Dolan(3)(26) Progressive Field 2401 Ontario St. Cleveland, Ohio 44115	Class A Common Stock Class B Common Stock	81,020 1,872,506	* 13.8%	9.5%
David M. Dolan(3)(27) 7 Glenmaro Lane St. Louis, MO 63131	Class A Common Stock Class B Common Stock	391,221 1,872,506	* 13.8%	9.7%
Charles F. Dolan Children Trust fbo Kathleen M. Dolan(3)(28) 340 Crossways Park Drive Woodbury, NY 11797	Class A Common Stock Class B Common Stock	47,864 918,981	* 6.86%	4.7%
Charles F. Dolan Children Trust fbo Deborah A. Dolan-Sweeney(3)(29) 340 Crossways Park Drive Woodbury, NY 11797	Class A Common Stock Class B Common Stock	47,864 918,981	* 6.8%	4.7%
Charles F. Dolan Children Trust fbo Marianne Dolan Weber(3)(30) 340 Crossways Park Drive Woodbury, NY 11797	Class A Common Stock Class B Common Stock	47,864 890,802	* 6.6%	4.5%

Name and Address	Title of Stock Class(1)	Beneficial Ownership(1)(2)	Percent of Class	Combined Voting Power of All Classes of Stock Beneficially Owned(1)(2)
Charles F. Dolan Children Trust fbo Patrick F. Dolan(3)(31) 340 Crossways Park Drive Woodbury, NY 11797	Class A Common Stock Class B Common Stock	47,864 886,015	* 6.5%	4.5%
Charles F. Dolan Children Trust fbo Thomas C. Dolan(3)(32) 340 Crossways Park Drive Woodbury, NY 11797	Class A Common Stock Class B Common Stock	39,886 926,958	* 6.8%	4.7%
Charles F. Dolan Children Trust fbo James L. Dolan(3)(33) Two Penn Plaza, 26th Floor New York, NY 10121	Class A Common Stock Class B Common Stock	39,886 926,958	* 6.8%	4.7%
GAMCO Investors, Inc.(34) GAMCO Asset Management Inc.(34) One Corporate Center Rye, NY 10580	Class A Common Stock Class B Common Stock	4,826,838 —	7.8% —	2.4%
ClearBridge Advisors, LLC(35) 620 8th Avenue New York, NY 10018	Class A Common Stock Class B Common Stock	5,972,587 —	9.6% —	3.0%
T. Rowe Price Associates, Inc.(36) 100 East Pratt Street Baltimore, MD 21202	Class A Common Stock Class B Common Stock	9,246,511 —	14.9% —	4.7%
M.A.M. Investments Ltd.(37) Marathon Asset Management LLC (37) William Arah, Neil Ostrer, Jeremey Hosking (37) (Collectively “Marathon”) Orion House, 5 Upper St. Martin’s Lane London, United Kingdom WC2H 9EA	Class A Common Stock Class B Common Stock	4,174,272 —	6.7% —	2.1%
*	Less than 1%.
(1)	Beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding and relationship or otherwise. Unless indicated, beneficial ownership disclosed consists of sole voting and investment power. Beneficial ownership of Class A Common Stock is exclusive of the shares of Class A Common Stock that are issuable upon conversion of shares of Class B Common Stock. Share ownership reflects rounding for share based compensation in the aggregate, not by specific tranche or award.

(2)	Shares of Class B Common Stock are convertible into shares of Class A Common Stock at the option of the holder on a share for share basis. The holder of one share of Class A Common Stock has one vote per share at a meeting of our stockholders and the holder of one share of Class B Common Stock has 10 votes per share at a meeting of our stockholders, except in the separate elections of directors. Holders of Class A Common Stock have the right to elect 25% of our Board of Directors rounded up to the nearest whole director and the holders of Class B Common Stock have the right to elect the remaining members of our Board of Directors.
(3)	Members of the Dolan family have formed a “group” for purposes of Section 13(d) of the Securities Exchange Act of 1934. The members of this group (the “Group Members”) are: Charles F. Dolan, individually and a Trustee of the Charles F. Dolan 2009 Revocable Trust (the “CFD 2009 Trust”), the Charles F. Dolan 2008 Grantor Retained Annuity Trust #2 (the “2008 GRAT #2”), the Charles F. Dolan 2009 Grantor Retained Annuity Trust #1 (the “2009 GRAT #1”), the Charles F. Dolan 2009 Grantor Retained Annuity Trust #2 (the “2009 GRAT #2”), the Charles F. Dolan 2009 Grantor Retained Annuity Trust #3 (the “2009 GRAT #3”) and the Charles F. Dolan 2010 Grantor Retained Annuity Trust #1 (the “2010 GRAT #1”); Helen A. Dolan, individually and as Trustee of the Helen A. Dolan 2009 Revocable Trust (the “HAD 2009 Trust”), the Helen A. Dolan 2009 Grantor Retained Annuity Trust #1 (the “HAD 2009 GRAT #1”), the Helen A. Dolan 2009 Grantor Retained Annuity Trust #2 (the “HAD 2009 GRAT #2”) and the Helen A. Dolan 2010 Grantor Retained Annuity Trust #1 (the “HAD 2010 GRAT #1”); James L. Dolan; Thomas C. Dolan; Patrick F. Dolan; Kathleen M. Dolan, individually and as a Trustee of the Charles F. Dolan Children Trust fbo Kathleen M. Dolan, the Charles F. Dolan Children Trust fbo Deborah Dolan-Sweeney, the Charles F. Dolan Children Trust fbo Marianne Dolan Weber, the Charles F. Dolan Children Trust fbo Patrick F. Dolan, the Charles F. Dolan Children Trust fbo Thomas C. Dolan and the Charles F. Dolan Children Trust fbo James L. Dolan (collectively, the “Dolan Children Trusts”), the Charles Dolan 1989 Trust (for the benefit of Charles P. Dolan), the Ryan Dolan 1989 Trust and the Tara Dolan 1989 Trust; Marianne Dolan Weber; Deborah A. Dolan-Sweeney; Lawrence J. Dolan, as a Co-Trustee of the Charles F. Dolan 2009 Family Trust fbo Patrick F. Dolan, the Charles F. Dolan 2009 Family Trust fbo Thomas C. Dolan, the Charles F. Dolan 2009 Family Trust fbo James L. Dolan, the Charles F. Dolan 2009 Family Trust fbo Marianne Dolan Weber, the Charles F. Dolan 2009 Family Trust fbo Kathleen M. Dolan and the Charles F. Dolan 2009 Family Trust fbo Deborah Dolan-Sweeney (collectively, the “2009 Family Trusts”); David M. Dolan, as a Co-Trustee of 2009 Family Trusts; Paul J. Dolan, as a Co-Trustee of the Dolan Children Trusts fbo Kathleen M. Dolan and James L. Dolan; Matthew J. Dolan, as a Co-Trustee of the Dolan Children Trusts fbo Marianne Dolan Weber and Thomas C. Dolan; and Mary S. Dolan, as a Co-Trustee of the Dolan Children Trusts fbo Deborah A. Dolan-Sweeney and Patrick F. Dolan. The Group Members may be deemed to beneficially own an aggregate of 15,715,691 shares of Class A Common Stock as a result of their beneficial ownership of (i) 2,127,136 shares of Class A Common Stock (including 168,325 shares of restricted stock and 594,269 shares of Class A Common Stock issuable upon the exercise of options, which on March 31, 2010, were unexercised but were exercisable within a period of 60 days) and (ii) 13,588,555 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock. See footnotes (4) through (12)(15)(18) and (20) through (33) .

(4)

Charles F. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 410,274 shares of Class A Common Stock (including 69,725 unvested shares of restricted stock and 303,041 shares of Class A Common Stock issuable upon exercise of options which on March 31, 2010 were unexercised but were exercisable within a period of 60 days) and 1,007,755 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned personally, 1,818,125 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the CFD 2009 Trust, 320,866 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2008 GRAT #2, 524,727 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2009 GRAT #1, 194,919 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2009 GRAT #2, 180,283 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2009 GRAT #3, and 205,213 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2010 GRAT #1, and the shared power to vote or direct the vote of and to dispose of or direct the disposition of 975,000 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the HAD 2009 Trust, 756,421 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the HAD 2009 GRAT #1, 100,255 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the HAD 2009 GRAT #2, 118,322 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the HAD 2010 GRAT #1, and 297,337 shares of Class A Common Stock owned by the Dolan Family Foundation. He disclaims beneficial ownership of the 297,337 shares of Class A Common Stock owned by the Dolan Family Foundation, 975,000 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the HAD 2009 Trust, 756,421 shares of Class A

Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the HAD 2009 GRAT #1, 100,255 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the HAD 2009 GRAT #2, and 118,322 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the HAD 2010 GRAT #1. See footnotes (5)(6)(7)(8)(9) and (11).
(5)	Includes 1,818,125 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the CFD 2009 Trust. The CFD 2009 Trust was established on November 3, 2009 by Charles F. Dolan for estate planning purposes. Charles F. Dolan, as Trustee of the CFD 2009 Trust, has the sole power to vote and dispose of such shares.
(6)	Helen A. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 975,000 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the HAD 2009 Trust, 756,421 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the HAD 2009 GRAT #1, 100,255 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the HAD 2009 GRAT #2, and 118,322 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the HAD 2010 GRAT #1, and the shared power to vote or direct the vote of and to dispose of or direct the disposition of 297,337 shares of Class A Common Stock owned by the Dolan Family Foundation, and 410,274 shares of Class A Common Stock (including 69,725 unvested shares of restricted stock and 303,041 shares of Class A Common Stock issuable upon exercise of options which on March 31, 2010 were unexercised but were exercisable within a period of 60 days) and 1,007,755 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned personally by her spouse, Charles F. Dolan, 1,818,125 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the CFD 2009 Trust, 320,866 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2008 GRAT #2, 524,727 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2009 GRAT #1, 194,919 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2009 GRAT #2, 180,283 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2009 GRAT #3, and 205,213 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2010 GRAT #1. She disclaims beneficial ownership of the 297,337 shares of Class A Common Stock owned by the Dolan Family Foundation, 410,274 shares of Class A Common Stock (including 69,725 unvested shares of restricted stock and 303,041 shares of Class A Common Stock issuable upon exercise of options which on March 31, 2010 were unexercised but were exercisable within a period of 60 days) and 1,007,755 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned personally by her spouse, 1,818,125 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the CFD 2009 Trust, 320,866 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2008 GRAT #2, 524,727 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2009 GRAT #1, 194,919 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2009 GRAT #2, 180,283 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2009 GRAT #3, 205,213 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2010 GRAT #1. See footnotes (4)(5)(6)(7)(8)(9) and (11).
(7)	Includes 756,421 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the HAD 2009 GRAT #1. The HAD 2009 GRAT #1 was established on April 23, 2009 by Helen A. Dolan for estate planning purposes. Helen A. Dolan, as Trustee of the HAD 2009 GRAT #1, has the sole power to vote and dispose of such shares. For two years, the 2009 GRAT #1 will pay to Helen A. Dolan, and in the event of her death, to her estate, a certain percentage of the fair market value of the property initially contributed to the HAD 2009 GRAT #1. If Helen A. Dolan is living at the expiration of the term of the HAD 2009 GRAT #1, the remainder will pass into another trust for the benefit of her descendants. If Helen A. Dolan is not living at the expiration of the term of the HAD 2009 GRAT #1, the then principal of the HAD 2009 GRAT #1 will pass to her estate.
(8)	Includes 975,000 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the HAD 2009 Trust. The HAD 2009 Trust was established on November 3, 2009 by Helen A. Dolan for estate planning purposes. Helen A. Dolan, as Trustee of the HAD 2009 Trust, has the sole power to vote and dispose of such shares.
(9)	Includes shares of Class A Common Stock issuable upon the exercise of options granted in respect of stock options that were issued pursuant to the Cablevision 2006 Employee Stock Plan and predecessor plans, which on March 31, 2010, were unexercised but were exercisable within a period of 60 days. These amounts include the following number of shares of Class A Common Stock for the following individuals: Charles F. Dolan-303,041; James L. Dolan-276,525; Hank J. Ratner-181,128; Robert M. Pollichino-3,875; Brian G. Sweeney-7,173; and Lawrence J. Burian-1,500; all executive officers and directors as a group 785,268.

(10)	Does not include unvested restricted stock units granted under the Company’s 2010 Employee Stock Plan. The excluded number of restricted stock units for the following individuals are : Mr. James L. Dolan-35,000; Mr. Hank Ratner-226,300; Mr. Robert Pollichino-19,000; Mr. Lawrence J. Burian-12,000; and Mr. Joseph F. Yospe-8,200.
(11)	Does not include vested restricted stock units granted under the Company’s 2010 Stock Plan for Non-Employee Directors. The excluded number of restricted stock units for the following individuals are: Mr. Charles F. Dolan-5,023; Mr. Thomas C. Dolan-5,023, Ms. Deborah Dolan-Sweeney 5,023, Mr. Brian Sweeney-5,023; Mr. Brad Dorsogna-5,023; and Ms. Marianne Dolan Weber 5,023; Ms. Kristin A. Dolan-5,023; Mr. Richard D. Parsons-5,023; Mr. Alan D. Schwartz-5,023 and Mr. Vincent Tese-5,023.
(12)	James L. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 479,822 shares of Class A Common Stock (including 70,575 unvested shares of restricted stock and 276,525 shares of Class A Common Stock issuable upon exercise of options which on March 31, 2010 were unexercised but were exercisable within a period of 60 days, and 2,125 shares of Class A Common Stock held as custodian for his children), the shared power to vote or direct the vote of and to dispose of or direct the disposition of 7,424 shares of Class A Common Stock (including 4,850 unvested shares of restricted stock and 399 shares of Class A Common Stock held in the Company’s 401(k) Savings Plans owned by his spouse, Kristin A. Dolan, and 1,250 shares of Class A Common Stock owned jointly with his spouse), an aggregate of 1,289 shares of Class A Common Stock held by his children and 39,886 shares of Class A Common Stock and 926,958 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trust for his benefit. He disclaims beneficial ownership of an aggregate 3,414 shares of Class A Common Stock owned by his children, 925 shares of Class A Common Stock, 4,850 unvested shares of restricted stock and 399 shares of Class A Common Stock held in the Company’s 401(k) Savings Plan owned by his spouse and the 39,886 shares of Class A Common Stock and 926,958 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trust for his benefit. See footnote (9).
(13)	Includes an aggregate of 1,164 shares of Class A Common Stock owned by his children. Hank J. Ratner disclaims beneficial ownership of the 1,164 shares of Class A Common Stock owned by his children. Includes 1,391 shares of Class A Common Stock held in the Company’s 401(K) Savings Plan, held by Mr. Ratner. See footnote (9).
(14)	Includes shares of Class A Common Stock issuable upon the exercise of options granted in respect of stock options that were issued pursuant to the Cablevision 2006 Stock Plan for Non-Employee Directors and predecessor plans. These amounts include the following number of shares of Class A Common Stock for the following individuals: Vincent Tese 10,030 and Marianne Dolan Weber 2,000.
(15)	Marianne Dolan Weber may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 6,363 shares of Class A Common Stock owned personally, the shared power to vote or direct the vote of and to dispose of or direct the disposition of 625 shares of Class A Common Stock owned by her spouse, 625 shares of Class A Common Stock owned by her child and 47,864 shares of Class A Common Stock and 890,802 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trust for her benefit. She disclaims beneficial ownership of the 625 shares of Class A Common Stock owned by her spouse, the 625 shares of Class A Common Stock owned by her child and the 47,864 shares of Class A Common Stock and 890,802 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trust for her benefit. See footnote (11).
(16)	Brian G. Sweeney may be deemed to have the sole power to vote or direct the vote of and dispose or direct the disposition of 28,656 shares of Class A Common Stock (including 14,633 shares of Class A Common Stock, 6,850 unvested shares of restricted stock and 7,173 shares of Class A Common Stock issuable upon exercise of options which on March 31, 2010 were unexercised but were exercisable within a period of 60 days) owned personally, the shared power to vote or direct the vote of and to dispose of or direct the disposition of 3,647 shares of Class A Common Stock owned by his spouse, Deborah A. Dolan-Sweeney, an aggregate of 4,000 shares Class A Common Stock held in trust for his children for which he serves as Co-Trustee and 47,864 shares of Class A Common Stock and 918,981 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trust for the benefit of his spouse. He disclaims beneficial ownership of the 3,647 shares of Class A Common Stock owned by his spouse, the 4,000 shares of Class A Common Stock held in trusts for his children for which he serves as Co-Trustee and the 47,864 shares of Class A

Common Stock and 918,981 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trust for the benefit of his spouse. See footnote (11).

(17)	Brad Dorsogna may be deemed to have the sole power to vote or direct the vote of and to dispose of or direct the disposition of 1,427 shares of Class A Common Stock owned personally and the shared power to vote or direct the vote of and to dispose of or direct the disposition of 4,080 shares of Class A Common Stock owned by his spouse, Kathleen M. Dolan, 1,250 shares of Class A Common Stock owned jointly with his spouse, 1,250 shares of Class A Common Stock held by his spouse as custodian for their children, an aggregate of 271,228 shares of Class A Common Stock owned by the Dolan Children Trusts of which 47,864 shares are held for his spouse’s benefit and for which she serves as Co-Trustee and an aggregate of 5,514,163 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Charles Dolan 1989 Trust (for the benefit of Charles P. Dolan), the Ryan Dolan 1989 Trust, the Tara Dolan 1989 Trust and the Dolan Children Trusts of which 918,981 shares are held for his spouse’s benefit and for which she serves as Trustee and/or Co-Trustee. He disclaims beneficial ownership of an aggregate of 4,080 shares of Class A Common Stock directly owned by his spouse, 1,250 shares of Class A Common Stock held by his spouse as custodian for their children, an aggregate of 271,228 shares of Class A Common Stock owned by the Dolan Children Trusts of which 47,864 shares are held for his spouse’s benefit for which she serves as Co-Trustee and an aggregate of 5,514,163 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Charles Dolan 1989 Trust (for the benefit of Charles P. Dolan), the Ryan Dolan 1989 Trust, the Tara Dolan 1989 Trust and the Dolan Children Trusts of which 918,981 shares are held for his spouse’s benefit and for which she serves as Trustee and/or Co-Trustee. See footnote (11).
(18)	Deborah A. Dolan-Sweeney may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 3,647 shares of Class A Common Stock owned personally, the shared power to vote or direct the vote of and to dispose of or direct the disposition of 28,656 shares of Class A Common Stock (including 14,633 shares of Class A Common Stock, 6,850 unvested shares of restricted stock and 7,173 shares of Class A Common Stock issuable upon exercise of options which on March 31, 2010 were unexercised but were exercisable within a period of 60 days) owned by her spouse, Brian G. Sweeney, an aggregate of 4,000 shares of Class A Common Stock held in trusts for her children for which her spouse serves as Co-Trustee and 47,864 shares of Class A Common Stock and 918,981 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trust for her benefit. She disclaims beneficial ownership of the 28,656 shares of Class A Common Stock (including 6,850 unvested shares of restricted stock and 7,173 shares of Class A Common Stock issuable upon exercise of options which on March 31, 2010 were unexercised but were exercisable within a period of 60 days) owned by her spouse, the 4,000 shares of Class A Common Stock held in trusts for her children for which her spouse serves as Co-Trustee and the 47,864 shares of Class A Common Stock and 918,981 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trust for her benefit. See footnote (11).
(19)	Kristin A. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 6,177 shares of Class A Common Stock (including 4,850 unvested shares of restricted stock and 399 shares of Class A Common Stock held in the Company’s 401(k) Savings Plan) owned personally, the shared power to vote or direct the vote of and to dispose of or direct the disposition of 1,250 shares of Class A Common Stock owned jointly with her spouse, James L. Dolan, an aggregate of 477,697 shares of Class A Common Stock (including 130,597 shares of Class A Common Stock, 70,575 unvested shares of restricted stock and 276,525 shares of Class A Common Stock issuable upon exercise of options which on March 31, 2010 were unexercised but were exercisable within a period of 60 days) owned by her spouse, an aggregate of 3,414 shares of Class A Common Stock owned by her children, and 39,886 shares of Class A Common Stock and 926,958 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trust for the benefit of her spouse. She disclaims beneficial ownership of the 477,697 shares of Class A Common Stock (including 130,597 shares of Class A Common Stock, 70,575 unvested shares of restricted stock and 276,525 shares of Class A Common Stock issuable upon exercise of options which on March 31, 2010 were unexercised but were exercisable within a period of 60 days), owned by her spouse, an aggregate of 3,414 shares of Class A Common Stock owned by her children, and 39,886 shares of Class A Common Stock and 926,958 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trust for the benefit of her spouse. See footnote (11).
(20)	Thomas C. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 40,767 shares of Class A Common Stock (including 9,475 unvested shares of restricted stock) owned personally and the shared power to vote or direct the vote of and to dispose of or to direct the disposition of 39,886 shares of Class A Common Stock and 926,958 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trust for his benefit. He disclaims beneficial ownership of the 39,886 shares of Class A Common Stock and 926,958 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trust for his benefit. See footnote (11).

(21)	Patrick F. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 36,757 shares of Class A Common Stock (including 6,850 unvested shares of restricted stock and 5,530 shares of Class A Common Stock issuable upon exercise of options which on March 31, 2010 were unexercised but were exercisable within a period of 60 days) owned personally and the shared power to vote or direct the vote of and to dispose of or to direct the disposition of 557 shares of Class A Common Stock owned by the Daniel P. Mucci Trust for which he serves as Co-Trustee, 1,250 shares of Class A Common Stock owned jointly with his spouse, an aggregate of 1,250 shares of Class A Common Stock owned by his children, and 47,864 shares of Class A Common Stock and 886,015 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trust for his benefit. He disclaims beneficial ownership of the 557 shares of Class A Common Stock owned by the Daniel P. Mucci Trust for which he serves as Co-Trustee, an aggregate of 1,250 shares of Class A Common Stock owned by his children, and 47,864 shares of Class A Common Stock and 886,015 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trust for his benefit.
(22)	Kathleen M. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 4,080 shares of Class A Common Stock owned personally, 1,250 shares of Class A Common Stock held as custodian for her children and an aggregate of 45,468 shares of Class A Common Stock issuable upon the conversion of an equal number of shares of Class B Common Stock owned by the Charles Dolan 1989 Trust (for the benefit of Charles P. Dolan), the Ryan Dolan 1989 Trust, and the Tara Dolan 1989 Trust for which she serves as Trustee and the shared power to vote or direct the vote of and to dispose of or direct the disposition of 1,250 shares of Class A Common Stock owned jointly with her spouse, Brad Dorsogna, 1,427 shares of Class A Common Stock owned by her spouse, an aggregate of 271,228 shares of Class A Common Stock owned by the Dolan Children Trusts of which 47,864 shares are held for her benefit and an aggregate of 5,468,695 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trusts of which 918,981 shares are held for her benefit and for which she serves as Co-Trustee. She disclaims beneficial ownership of 1,250 shares of Class A Common Stock held as custodian for her children, 1,427 shares of Class A Common Stock owned by her spouse, and an aggregate of 45,468 shares of Class A Common Stock issuable upon the conversion of an equal number of shares of Class B Common Stock owned by the Charles Dolan 1989 Trust (for the benefit of Charles P. Dolan), the Ryan Dolan 1989 Trust, and the Tara Dolan 1989 Trust for which she serves as Trustee and an aggregate of 271,228 shares of Class A Common Stock owned by the Dolan Children Trusts of which 47,84 shares are held for her benefit and an aggregate of 5,468,695 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trusts of which 47,84 shares are held for her benefit for which she serves as Co-Trustee.
(23)	Paul J. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of an aggregate of 4,059 shares of Class A Common Stock held as custodian for his children, 112,192 shares of Class A Common Stock owned by the CFD Trust No. 10 and the shared power to vote or direct the vote of and to dispose of or direct the disposition of 4,857 shares of Class A Common Stock owned jointly with his spouse, an aggregate of 87,750 shares of Class A Common Stock owned by the Dolan Children Trusts for the benefit of James L. Dolan and Kathleen M. Dolan and an aggregate of 1,845,939 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trusts for the benefit of James L. Dolan and Kathleen M. Dolan. He disclaims beneficial ownership of the 4,059 shares of Class A Common Stock held as custodian for his children, the 112,192 shares of Class A Common Stock owned by the CFD Trust No. 10, an aggregate of 87,750 shares of Class A Common Stock owned by the Dolan Children Trusts for the benefit of James L. Dolan and Kathleen M. Dolan and an aggregate of 1,845,939 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trusts for the benefit of James L. Dolan and Kathleen M. Dolan.
(24)	Mary S. Dolan may be deemed to have the sole power to vote or direct the vote and to dispose of or direct the disposition of 4,187 shares of Class A Common Stock held as custodian for her children, the shared power to vote or direct the vote of or to dispose of or direct the disposition of 7,209 shares of Class A Common Stock owned jointly with her spouse, an aggregate of 95,728 shares of Class A Common Stock owned by the Dolan Children Trusts for the benefit of Deborah A. Dolan-Sweeney and Patrick F. Dolan and an aggregate of 1,804,996 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trusts for the benefit of Deborah A. Dolan-Sweeney and Patrick F. Dolan. She disclaims beneficial ownership of 4,187 shares of Class A Common Stock held as custodian for her children, an aggregate of 95,728 shares of Class A Common Stock owned by the Dolan Children Trusts for the benefit of Deborah A. Dolan-Sweeney and Patrick F. Dolan and an aggregate of 1,804,996 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trusts for the benefit of Deborah A. Dolan-Sweeney and Patrick F. Dolan.

(25)	Matthew J. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 1,225 shares of Class A Common Stock owned personally, 862 shares of Class A Common Stock held as custodian for his child, the shared power to vote or direct the vote of and to dispose of or direct the disposition of an aggregate of 87,750 shares of Class A Common Stock owned by the Dolan Children Trusts for the benefit of Marianne Dolan Weber and Thomas C. Dolan and an aggregate of 1,817,760 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trusts for the benefit of Marianne Dolan Weber and Thomas C. Dolan. He disclaims beneficial ownership of 862 shares of Class A Common Stock held as custodian for his child and an aggregate of 87,750 shares of Class A Common Stock owned by the Dolan Children Trusts for the benefit of Marianne Dolan Weber and Thomas C. Dolan and an aggregate of 1,817,760 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Dolan Children Trusts for the benefit of Marianne Dolan Weber and Thomas C. Dolan.
(26)	Lawrence J. Dolan may be deemed to have the shared power to vote or direct the vote of and to dispose of or direct the disposition of 1,250 shares of Class A Common Stock owned jointly with his spouse, an aggregate of 79,770 shares of Class A Common Stock owned by the 2009 Family Trusts for which he serves as Co-Trustee and an aggregate of 1,872,506 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2009 Family Trusts. He disclaims beneficial ownership of an aggregate of 79,770 shares of Class A Common Stock owned by the 2009 Family Trusts and an aggregate of 1,872,506 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2009 Family Trusts.
(27)	David M. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 5,246 shares of Class A Common Stock owned by the David M. Dolan Revocable Trust and 299,205 shares of Class A Common Stock owned by the Charles F. Dolan Charitable Remainder Trust, the shared power to vote or direct the vote of and to dispose of or direct the disposition of 1,250 shares of Class A Common Stock held jointly with his spouse, 5,250 shares of Class A Common Stock owned by the Ann H. Dolan Revocable Trust, 500 shares of Class A Common Stock held by his spouse as custodian for a child, an aggregate of 79,770 shares of Class A Common Stock owned by the 2009 Family Trusts for which he serves as Co-Trustee and an aggregate of 1,872,506 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2009 Family Trusts. He disclaims beneficial ownership of the 299,205 shares of Class A Common Stock owned by the Charles F. Dolan Charitable Remainder Trust, 5,250 shares of Class A Common Stock owned by the Ann H. Dolan Revocable Trust, 500 shares of Class A Common Stock held by his spouse as custodian for a child, an aggregate of 79,770 shares of Class A Common Stock owned by the 2009 Family Trusts and an aggregate of 1,872,506 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the 2009 Family Trusts.
(28)	Includes 47,864 shares of Class A Common Stock and 918,981 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Charles F. Dolan Children Trust fbo Kathleen M. Dolan, established on December 22, 2009. Kathleen M. Dolan and Paul J. Dolan serve as Co-Trustees.
(29)	Includes 47,864 shares of Class A Common Stock and 918,981 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Charles F. Dolan Children Trust fbo Deborah A. Dolan-Sweeney, established on December 22, 2009. Kathleen M. Dolan and Mary S. Dolan serve as Co-Trustees.
(30)	Includes 47,864 shares of Class A Common Stock and 890,802 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Charles F. Dolan Children Trust fbo Marianne Dolan-Weber, established on December 22, 2009. Kathleen M. Dolan and Matthew J. Dolan serve as Co-Trustees.
(31)	Includes 47,864 shares of Class A Common Stock and 886,015 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Charles F. Dolan Children Trust fbo Patrick F. Dolan, established on December 22, 2009. Kathleen M. Dolan and Mary S. Dolan serve as Co-Trustees.
(32)	Includes 39,886 shares of Class A Common Stock and 926,958 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Charles F. Dolan Children Trust fbo Thomas C. Dolan, established on December 22, 2009. Kathleen M. Dolan and Matthew J. Dolan serve as Co-Trustees.
(33)	Includes 39,886 shares of Class A Common Stock and 926,958 shares of Class A Common Stock issuable upon conversion of an equal number of shares of Class B Common Stock owned by the Charles F. Dolan Children Trust fbo James L. Dolan, established on December 22, 2009. Kathleen M. Dolan and Paul J. Dolan serve as Co-Trustees.

(34)	Based upon a Schedule 13D filed with the SEC on March 10, 2010, certain operating subsidiaries of GAMCO Investors, Inc. beneficially hold, or exercise investment discretion over various institutional accounts which would hold an aggregate of 4,826,838 shares of Class A Common Stock.
(35)	ClearBridge Advisors, LLC (“ClearBridge Advisors”), an investment adviser, has not filed ownership reports with respect to our Common Stock. Based upon the most recent filings with respect to Cablevision common stock, ClearBridge Advisors would hold sole voting power over 5,972,587 shares of Class A Common Stock and sole dispositive power over 5,972,587 shares of Class A Common Stock. ClearBridge Advisors is not affiliated with ClearBridge Compensation Group, the independent compensation consultant to the Compensation Committee of the Company’s Board of Directors.
(36)	Based upon a Schedule 13G filed with the SEC on March 10, 2010, T. Rowe Price Associates, Inc. (“Price Associates”) has sole voting power over 1,831,172 shares of our Class A Common Stock, no shared voting power and sole dispositive power over 9,246,511 shares of Class A Common Stock. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.
(37)	M.A.M. Investments Ltd., Marathon Asset Management (Services) Ltd., Marathon Asset Management LLP, William James Arah, Jeremy John Hosking and Neil Mark Ostrer (collectively, “Marathon”) has not filed ownership reports with respect to our Common Stock. Based upon the most recent filings with respect to Cablevision common stock, Marathon would hold as a group in accordance with Rule 13.d-1(b)(1)(ii)(J), 4,174,272 shares of Class A Common Stock. Marathon would hold sole voting and dispositive power over 171,250 shares of Class A Common Stock, shared voting power over 2,912,803 shares of Class A Common Stock and shared dispositive power over 4,174,272 shares of Class A Common Stock. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Marathon is deemed to be the beneficial owner of such securities; however, Marathon expressly disaffirms membership in any group under Rule 13d-5 under the Securities Exchange Act of 1934, as amended.

Charles F. Dolan, members of his family and related family entities, by virtue of their ownership of Class B Common Stock, are able collectively to control stockholder decisions on matters on which holders of Class A Common Stock and Class B Common Stock vote together as a single class, and to elect up to 75% of the Company’s Board of Directors. In addition, Charles F. Dolan, members of the Dolan family and related family entities have entered into a Class B Stockholders Agreement which has the effect of causing the voting power of these Class B stockholders to be cast as a block on all matters to be voted on by holders of Class B Common Stock.

Charles F. Dolan, all other holders of Class B Common Stock (other than the Charles F. Dolan Children Trusts), the Dolan Children’s Foundation, the Dolan Family Foundation and the Company have entered into a registration rights agreement (the “Dolan Registration Rights Agreement”). Under this agreement, the Company will provide the parties to the Dolan Registration Rights Agreement (the “Dolan Parties”) (and, in certain cases, transferees and pledgees of shares of Class B Common Stock owned by these parties) with certain demand and piggy-back registration rights with respect to their shares of Class A Common Stock (including those issued upon conversion of shares of Class B Common Stock). As of March 31, 2010, the Dolan Parties owned approximately 8.1 million shares of Class B Common Stock (the “Dolan Shares”), which represented approximately 59.8% of our Class B Common Stock as well as approximately 849,000 shares of Class A Common Stock, which represented approximately 1.4% of our Class A Common Stock. Such shares of Class B Common Stock and Class A Common Stock, collectively, represented approximately 11.9% of our Common Stock and 41.5% of the aggregate voting power of our Common Stock.

The Charles F. Dolan Children Trusts (the “Children Trusts”) and the Company have entered into a registration rights agreement (the “Children Trusts Registration Rights Agreement”). Under this agreement, the Company will provide the Children Trusts (and, in certain cases, transferees and pledgees of shares of Class B Common Stock owned by these parties) with certain demand and piggy-back registration rights with respect to their shares of Class A Common Stock (including those issued upon conversion of shares of Class B Common Stock). As of March 31, 2010, the Children Trusts owned approximately 5.5 million shares of Class B Common Stock (the “Children Trust Shares”), which represented approximately 40.2% of our Class B Common Stock, as well as approximately 271,000 shares of Class A Common Stock, which represented approximately 0.4% of our Class A Common Stock. Such shares of Class B Common Stock and Class A Common Stock, collectively, represented approximately 7.6% of our Common Stock and 27.8% of the aggregate voting power of our Common Stock.

In the Children Trusts Registration Rights Agreement, each Children Trust has agreed that in the case of any sale or disposition of its shares of Class B Common Stock (other than to Charles F. Dolan or other Dolan family interests) by such Children Trust, or of any of the Children Trust Shares by any other Dolan family interest to which such shares of Class B Common Stock are transferred, such stock will be converted to Class A Common Stock. The Dolan Registration Rights Agreement does not include a comparable conversion obligation, and the conversion obligation in the Children Trusts Registration Rights Agreement does not apply to the Dolan Shares.

The Dolan Registration Rights Agreement and the Children Trusts Registration Rights Agreement are included as exhibits to our Annual Report on Form 10-K, and the foregoing discussion of those agreements is qualified in its entirety by reference to those agreements as so filed.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

RELATIONSHIP BETWEEN CABLEVISION AND US

As a result of the Distribution, Cablevision no longer holds a common stock ownership interest in us. However, both Cablevision and we continue to be under the control of Charles F. Dolan, members of his family and certain related family entities.

For purposes of governing the ongoing relationships between Cablevision and us and to provide for our orderly transition from a wholly-owned subsidiary of Cablevision to a separate, publicly listed company, Cablevision and we have entered into the agreements described in this section.

Certain of the agreements summarized in this section are included as exhibits to our Annual Report on Form 10-K, and the following summaries of those agreements are qualified in their entirety by reference to the agreements as so filed.

Distribution Agreement

On January 12, 2010, we entered into the Distribution Agreement with Cablevision as part of a series of transactions pursuant to which we acquired the subsidiaries of Cablevision that own, directly or indirectly, all of the partnership interests in Madison Square Garden, L.P.

Under the Distribution Agreement, Cablevision provides us with indemnities with respect to liabilities, damages, costs and expenses arising out of any of (i) Cablevision’s businesses (other than businesses of ours), (ii) certain identified claims or proceedings, (iii) any breach by Cablevision of its obligations under the Distribution Agreement, (iv) any untrue statement or omission in our Registration Statement on Form 10 filed with the SEC or in the related Information Statement relating to Cablevision and its subsidiaries and (v) indemnification obligations we may have to the NBA or NHL that result from acts or omissions of Cablevision. We provide Cablevision with indemnities with respect to liabilities, damages, costs and expenses arising out of any of (i) our businesses, (ii) any breach by us of our obligations under the Distribution Agreement and (iii) any untrue statement or omission in the Registration Statement or Information Statement other than any such statement or omission relating to Cablevision and its subsidiaries. For purposes of these indemnities, our Fuse programming business is treated as a business of Cablevision prior to its transfer to Madison Square Garden and as a business of ours thereafter.

In the Distribution Agreement we release Cablevision from any claims we might have arising out of:

•	the management of the businesses and affairs of Madison Square Garden at or prior to the Distribution;

•	the terms of the Distribution, our Amended and Restated Certificate of Incorporation, our by-laws and the other agreements entered into in connection with the Distribution; and

•	any decisions that have been made, or actions taken, relating to Madison Square Garden or the Distribution.

The Distribution Agreement also provides for access to records and information, cooperation in defending litigation, as well as methods of resolution for certain disputes.

Transition Services Agreement

On January 12, 2010, we entered into a Transition Services Agreement with Cablevision under which, in exchange for the fees specified in such agreement, Cablevision has agreed to provide transition services with regard to such areas as tax, information technology, insurance and employee recruiting, compensation and benefits. We have agreed to provide transition services to Cablevision with regard to those information technology systems that we and Cablevision may share. The Company and Cablevision, as parties receiving services under the agreement, agree to indemnify the party providing services for losses incurred by such party that arise out of or are otherwise in connection with the provision by such party of services under the agreement, except to the extent that such losses result from the providing party’s gross negligence, willful misconduct or breach of its obligations under the agreement. Similarly, each party providing services under the agreement agrees to indemnify the party receiving services for losses incurred by such party that arise out of or are otherwise in connection with the indemnifying party’s provision of services under the agreement if such losses result from the providing party’s gross negligence, willful misconduct or breach of its obligations under the agreement. We believe that the terms and conditions of the Transition Services Agreement are as favorable to us as those available from unrelated parties for a comparable arrangement.

Tax Disaffiliation Agreement

On January 12, 2010, we entered into a Tax Disaffiliation Agreement with Cablevision that governs Cablevision’s and our respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters following the Distribution. References in this summary description of the Tax Disaffiliation Agreement to the terms “tax” or “taxes” mean taxes as well as any interest, penalties, additions to tax or additional amounts in respect of such taxes.

We and our eligible subsidiaries previously joined with Cablevision in the filing of a consolidated return for U.S. federal income tax purposes and in the filing of certain consolidated, combined, and unitary returns for state, local, and other applicable tax purposes. However, for periods (or portions thereof) beginning after the Distribution, we generally will not join with Cablevision in the filing of any federal, state, local or other applicable consolidated, combined or unitary tax returns.

Under the Tax Disaffiliation Agreement, except for certain New York City income taxes, Cablevision is responsible for all of our U.S. federal, state, local and other applicable income taxes for any taxable period or portion of such period that ended on or before the Distribution Date. We are responsible for all other taxes (including certain New York City income taxes) for all taxable periods that ended on or before the Distribution Date, and all taxes that are attributable to us or one of our subsidiaries after the Distribution Date.

Notwithstanding the Tax Disaffiliation Agreement, under U.S. Treasury Regulations, each member of a consolidated group is severally liable for the U.S. federal income tax liability of each other member of the consolidated group. Accordingly, with respect to periods in which we have been included in Cablevision’s consolidated group, we could be liable to the U.S. government for any U.S. federal income tax liability incurred, but not discharged, by any other member of such consolidated group. However, if any such liability were imposed, we would generally be entitled to be indemnified by Cablevision for tax liabilities allocated to Cablevision under the Tax Disaffiliation Agreement.

We are responsible for filing all tax returns for all periods ending after the Distribution Date that include us or one of our subsidiaries other than any consolidated, combined or unitary income tax return for periods after such date (if any) that includes us or one of our subsidiaries, on the one hand, and Cablevision or one of its subsidiaries (other than us or any of our subsidiaries), on the other hand. We also are responsible for filing, for all periods, all returns related to certain New York City income taxes that include us or one of our subsidiaries. Where possible, we have waived the right to carry back any losses, credits, or similar items to periods ending prior to or on the Distribution Date, however, if we cannot waive the right, we would be entitled to receive the resulting refund or credit, net of any taxes incurred by Cablevision with respect to the refund or credit.

Generally, we have the authority to conduct all tax proceedings, including tax audits, relating to taxes or any adjustment to taxes for which we are responsible for filing a return under the Tax Disaffiliation Agreement, and Cablevision has the authority to conduct all tax proceedings, including tax audits, relating to taxes or any adjustment to taxes for which Cablevision is responsible for filing a return under the Tax Disaffiliation Agreement. However, if one party acknowledges a liability to indemnify the other party for a tax to which such proceeding relates, and provides evidence to the other party of its ability to make such payment, the first-mentioned party will have the authority to conduct such proceeding. The Tax Disaffiliation Agreement further provides for cooperation between Cablevision and the Company with respect to tax matters, the exchange of information and the retention of records that may affect the tax liabilities of the parties to the agreement.

Finally, the Tax Disaffiliation Agreement requires that none of Cablevision, the Company or any of our respective subsidiaries will take, or fail to take, any action where such action, or failure to act, would be inconsistent with or preclude the Distribution from qualifying as a tax-free transaction to Cablevision and to its stockholders under Section 355 of the Code, or would otherwise cause holders of Cablevision stock receiving our stock in the Distribution to be taxed as a result of the Distribution and certain transactions undertaken in connection with the Distribution. Additionally, for the two-year period following the Distribution, we may not engage in certain activities that may jeopardize the tax-free treatment of the Distribution to Cablevision and its stockholders, unless we receive Cablevision’s consent or otherwise obtain a ruling from the IRS or a legal opinion, in either case reasonably satisfactory to Cablevision, that the activity will not alter the tax-free status of the Distribution to Cablevision and its stockholders. Such restricted activities include:

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

Moreover, we must indemnify Cablevision and its subsidiaries, officers and directors for any taxes, resulting from our action or failure to act, if such action or failure to act precludes the Distribution from qualifying as a tax-free transaction (including taxes imposed as a result of a violation of the restrictions set forth above). Cablevision must indemnify us and our subsidiaries, officers and directors for any taxes, resulting from action or failure to act, if such action or failure to act precludes the Distribution from qualifying as a tax-free transaction (including taxes imposed as a result of a violation of the restrictions set forth above).

Employee Matters Agreement

On January 12, 2010 we entered into an Employee Matters Agreement with Cablevision that allocates assets, liabilities and responsibilities with respect to certain employee compensation and benefit plans and programs and certain other related matters. Prior to the Distribution, our employees participated in various Cablevision retirement, health and welfare, and other employee benefit plans. After the Distribution, our employees generally participate in similar plans and arrangements established and maintained by the Company; however, we continue to be a participating company in certain Cablevision employee benefit plans during a transition period. We and Cablevision will each hold responsibility for our respective employees and compensation plans.

Aircraft Arrangements

The Company has entered into a Time Sharing Agreement with CSC Transport, Inc. (“CSC Transport”), a subsidiary of Cablevision, pursuant to which CSC Transport leases to the Company on a “time-sharing” basis any aircraft owned or operated by Cablevision (currently a Gulfstream Aerospace G-V aircraft (the “G-V”) and four helicopters). The Company pays CSC Transport an amount equal to the actual non-fuel expenses of each flight it elects to utilize and 200% of the actual fuel usage for such flights, but not exceeding the maximum amount payable under Federal Aviation Administration rules. In calculating the amounts payable under the agreement, the Company and CSC Transport allocate in good faith the treatment of any flight that is for the benefit of the Company and Cablevision.

The Company and CSC Transport have also entered into an Aircraft Management Agreement, pursuant to which CSC Transport has agreed to manage the Company’s Boeing 737-400 for the 2010 to 2015 period. The agreement provides for an annual management fee of $210,000 (with an annual CPI based increase) in addition to reimbursement of certain expenses.

Affiliation Agreement

A new affiliation agreement between the Company and Cablevision took effect on January 1, 2010, with respect to the carriage of the MSG and MSG Plus program services on Cablevision’s cable systems in the New York, Connecticut and New Jersey tri-state area. This agreement has a term of ten years, obligates Cablevision to carry such program services on its cable systems and provides for the payment by Cablevision to the Company of a per subscriber license fee, which fee is increased each year during the term of the agreement.

Other Arrangements and Agreements with Cablevision

The Company has also entered into a number of commercial and technical arrangements and agreements with Cablevision and its subsidiaries, none of which are material to the Company. These include, but are not limited to, arrangements for the Company’s use of equipment, offices and other premises, lease of transponders, provision of technical and transport services and vendor services, lease of titles in film and other libraries, access to technology and for Cablevision’s sponsorship of the Company and its professional sports teams.

DOLAN FAMILY ARRANGEMENTS

The Company has entered into a Time Sharing Agreement with Dolan Family Office, LLC (“DFO LLC”), a company controlled by Charles F. Dolan, a director of the Company. Under this agreement, DFO LLC has agreed to sublease to the Company on a “time sharing” basis, a Gulfstream Aerospace GIV-SP aircraft. The Company pays DFO LLC an amount equal to the actual non-fuel expenses of each flight it elects to utilize and 200% of the actual fuel usage for such flights, but not exceeding the maximum amount payable under Federal Aviation Administration rules. In addition, from time to time, certain other services of the Company may be made available to members of the Dolan family and to entities owned by them. It is the policy of the Company to receive reimbursement for the costs of these services. There were no reimbursements to the Company in 2009.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a description of registration rights agreements among the Dolan family interests and the Company and “— Certain Relationships and Potential Conflicts of Interest” for a description of a standstill agreement between the Dolan family group and the Company.

OTHER

Since 2005, Charles Tese, the brother of Vincent Tese, a director of the Company, has been employed by Madison Square Garden, L.P., a subsidiary of the Company, in a non-executive officer position. Mr. Charles Tese earned a salary of $104,244 and a bonus of $4,102 in 2009. Mr. Tese also serves as a director of Cablevision.

CERTAIN RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST

Our Executive Chairman, James L. Dolan, also serves as the President and Chief Executive Officer of Cablevision and our President and Chief Executive Officer, Hank J. Ratner, serves as Vice Chairman of Cablevision. Eight of the members of our Board of Directors also serve as directors of Cablevision, and several of our directors serve as officers and/or employees of Cablevision concurrently with their service on our Board of Directors. Therefore, these officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there is the potential for a conflict of interest when we or Cablevision look at certain acquisitions and other corporate opportunities that may be suitable for both companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between Cablevision and us. In addition, certain of our officers and directors own Cablevision stock and options to purchase Cablevision stock, as well as cash performance awards with any payout based on Cablevision’s performance, which they acquired or were granted prior to the Distribution. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for the Company and Cablevision. See “— Related Party Transaction Approval Policy” below for a discussion of certain procedures we instituted to help ameliorate any such potential conflicts that may arise. Under the Employee Matters Agreement, executives who are employed by both the Company and Cablevision are considered Cablevision employees with respect to all amounts and awards outstanding as of the Distribution Date, and we are not responsible for any costs associated with any cash or equity incentive award outstanding as of the Distribution Date with respect to any such executive.

The Company’s Amended and Restated Certificate of Incorporation acknowledges that the Company may have overlapping directors and officers with Cablevision and its subsidiaries and that the Company may engage in material business transactions with such entities. The Company has renounced its rights to certain business opportunities and the Company’s Amended and Restated Certificate of Incorporation provides that in certain circumstances our directors and officers will not have liability to the Company or its stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to Cablevision or any of its subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunity to the Company. These provisions in our Amended and Restated Certificate of Incorporation also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between the Company and Cablevision and/or any of its subsidiaries and will provide that, to the fullest extent permitted by law, the actions of the overlapping directors and officers in connection therewith are not breaches of fiduciary duties owed to the Company or its stockholders.

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

RELATED PARTY TRANSACTION APPROVAL POLICY

We have adopted a written policy whereby an Independent Committee of our Board of Directors, which may be the Audit Committee, reviews and approves or takes such other action as it may deem appropriate with respect to transactions involving the Company and its subsidiaries, on the one hand, and in which any director, officer, greater than 5% stockholder of the Company or any other “related person” as defined in Item 404 has or will have a direct or indirect material interest. This approval requirement covers any transaction that meets the related party disclosure requirements of the SEC as set forth in Item 404, which currently apply to transactions (or any series of similar transactions) in which the amount involved exceeds $120,000. To simplify the administration of the approval process under this policy, an Independent Committee may, where appropriate, establish guidelines for certain of those transactions. The policy does not cover decisions on compensation or benefits or the hiring or retention of any person. The hiring or retention of executive officers is determined by our full Board of Directors. Compensation of executive officers is subject to the approval of our Compensation Committee. This policy also does not cover any pro rata distributions to all Company stockholders, including a pro rata distribution of our Class A Common Stock to holders of our Class A Common Stock and our Class B Common Stock to holders of our Class B Common Stock. No director on an Independent Committee will participate in the consideration of a related party transaction with that director or any related person of that director.

Our Board of Directors has also adopted a special approval policy for transactions with Cablevision and its subsidiaries whether or not such transactions qualify as “related party” transactions described above. Under this policy, an Independent Committee, which may be the Audit Committee, oversees approval of all transactions and arrangements between the Company and its subsidiaries, on the one hand, and Cablevision and its subsidiaries, on the other hand, in which the amount exceeds the dollar threshold set forth in Item 404 (currently $120,000). To simplify the administration of the approval process under this policy, an Independent Committee may, where appropriate, establish guidelines for certain of these transactions. The approval requirement does not apply to the implementation and administration of these intercompany arrangements under the related party transaction approval policy but does cover any amendments, modifications, terminations or extensions, other than ministerial, nonsubstantive amendments or modifications, as well as the handling and resolution of any disputes. Our executive officers and directors who are also senior executives or directors of Cablevision may participate in the negotiation, execution, implementation, amendment, modification, or termination of these intercompany arrangements, as well as in any resolution of disputes thereunder, on behalf of either or both of the Company and Cablevision, in each case under the direction of an Independent Committee or the comparable committee of the board of directors of Cablevision.

Our related party transaction approval policy cannot be amended or terminated without the prior approval of a majority of the Company’s independent directors and by a majority of the directors elected by our Class B Common Stockholders. For purposes of this policy, “independent directors” means those directors who have been determined by our Board to be independent directors for purposes of The NASDAQ Stock Market LLC corporate governance standards.

Item 14.	Principal Accountant Fees and Services

The following table provides information about fees for services rendered by KPMG LLP, our independent registered public accounting firm:

	2009 Amounts	2008 Amounts
Audit fees(1), (2)	$1,550,000	$1,620,000
Audit-related fees(3)	$204,000	$180,000
Tax fees	—	—
All other fees	—	—

(1)	Audit fees billed to the Company consisted of services for work in arising from the consolidated Cablevision audit in 2009 and the Madison Square Garden Arena renovation in 2008.
(2)	Includes intercompany charges received by the Company from Cablevision of $1.4 million and $1.6 million for the allocable portion of KPMG LLP’s consolidated Cablevision audit and audit-related fees in 2009 and 2008, respectively.
(3)	Audit-related fees billed to the Company consisted principally of services relating to certain contractually required audits.

During 2008 and 2009 we were a subsidiary of Cablevision. Pursuant to the policy of the Cablevision audit committee, all audit and non-audit services performed by the independent registered public accounting firm are subject to pre-approval by the Cablevision audit committee, which may delegate its preapproval authority to the Chairman or any other member of the Audit Committee. The Company has been advised that all of the services relating to the fees set forth in the table were pre-approved in accordance with the Cablevision audit committee policy.

The charter of our Audit Committee, which became effective upon the Distribution, provides that our Audit Committee will pre-approve, or adopt appropriate procedures to pre-approve, all audit and any non-audit services rendered to us by our independent registered public accounting firm.

Item 15.	Exhibits and Financial Statements Schedules

EXHIBIT NO.	DESCRIPTION
2.1	Distribution Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).

3.1	Amended and Restated Certificate of Incorporation of Madison Square Garden, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 10, 2010).

3.2	Amended and Restated By-Laws of Madison Square Garden, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 8, 2010).

4.1	Registration Rights Agreement between Madison Square Garden, Inc. and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 3.5 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).

4.2	Registration Rights Agreement between Madison Square Garden, Inc. and The Dolan Family Affiliates (incorporated by reference to Exhibit 3.6 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).

4.3	Transfer Consent Agreement with NBA, dated February 9, 2010 (incorporated by reference to Exhibit 3.7 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 8, 2010).

4.4	Transfer Consent Agreement with NHL, dated February 9, 2010 (incorporated by reference to Exhibit 3.8 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 8, 2010).

10.1	Transition Services Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.1 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 8, 2010).

10.2	Tax Disaffiliation Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).

10.3	Employee Matters Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 8, 2010).

10.4	Madison Square Garden, Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 8, 2010).†

10.5	Madison Square Garden, Inc. 2010 Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 8, 2010).†

10.6	Madison Square Garden, Inc. 2010 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 8, 2010).†

10.7	Lease Agreement, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, dated December 4, 1997 (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).+

10.8	First Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).

10.9	Second Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009). +

EXHIBIT NO.	DESCRIPTION
10.10	Third Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on October 19, 2009).+

10.11	Restated Guaranty of Lease between Madison Square Garden, L.P. and RCPI Landmark Properties, LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).+

10.12	Affiliation Agreement between CSC Holdings, Inc. and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 8, 2010).+

10.13	Form of Madison Square Garden, Inc. Option Agreement in respect of Vested Cablevision Options granted on and prior to November 8, 2005 (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 8, 2010).†

10.14	Form of Madison Square Garden, Inc. Rights Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 8, 2010).†

10.15	Form of Madison Square Garden, Inc. Option Agreement in respect of Vested Cablevision Options granted on June 5, 2006 and October 19, 2006 (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 8, 2010).†

10.16	Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on January 20, 2009 (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 8, 2010).†

10.17	Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on March 5, 2009 (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 8, 2010).†

10.17.1	Form of Madison Square Garden, Inc. Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.17.1 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 8, 2010).†

10.18	Employment Agreement by and between Madison Square Garden, Inc. and James L. Dolan (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†

10.19	Employment Agreement by and between Madison Square Garden, Inc. and Hank J. Ratner (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†

10.20	Employment Agreement by and between Madison Square Garden, Inc. and Robert M. Pollichino (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†

10.21	Employment Agreement by and between Madison Square Garden, Inc. and Lawrence J. Burian (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†

10.22	Time Sharing Agreement between Dolan Family Office LLC and Madison Square Garden, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).

10.23	Standstill Agreement by and among Madison Square Garden, Inc. and The Dolan Family Group (incorporated by reference to Exhibit 10.23 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).

10.24	Employment Agreement by and between Madison Square Garden, Inc. and Joseph F. Yospe (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 26, 2010). †

10.25	Credit Agreement, dated as of January 28, 2010, among Madison Square Garden, L.P., certain subsidiaries of Madison Square Garden, L.P., J.P. Morgan Securities Inc., as sole lead arranger, J.P. Morgan Securities Inc., Barclays Capital, Suntrust Robinson Humphrey, Inc. and Banc of America Securities, LLC, as bookrunners, Barclays Capital and Suntrust Robinson Humphrey, Inc., as co-syndication agents, Barclays Bank PLC and Suntrust Robinson Humphrey, Inc., as co-documentation agents, JPMorgan Chase Bank, National Association, as administrative agent, collateral agent and letter of credit issuer, and the lenders parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 29, 2010).

EXHIBIT NO.	DESCRIPTION
10.26	Security Agreement, dated as of January 28, 2010, among Madison Square Garden, L.P., certain subsidiaries of Madison Square Garden, L.P., other guarantors referred to thereto and JPMorgan Chase Bank, National Association, as collateral agent (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 29, 2010).

10.27	Form of Non-Employee Director Award Agreement.†

10.28	Form of Restricted Stock Units Agreement.†

10.29	Form of Performance Award Agreement.†

10.30	Form of Restricted Shares Agreement.†

21.1	Subsidiaries of the Registrant.*

23.1	Consent of KPMG LLP.*

24.1	Powers of Attorney.*

31.1	Certification of Hank J. Ratner under Rule 13a-14(a).*

31.1.1	Certification of Hank J. Ratner under Rule 13a-14(a).

31.2	Certification of Robert M. Pollichino under Rule 13a-14(a).*

31.2.1	Certification of Robert M. Pollichino under Rule 13a-14(a).

32.1	Section 1350 Certification of Hank J. Ratner.*

32.2	Section 1350 Certification of Robert M. Pollichino.*

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
†	This exhibit is a management contract or a compensatory plan or arrangement.
*	This exhibit was previously filed with the Company’s Annual Report on Form 10-K on March 18, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of April, 2010.

Madison Square Garden, Inc.

By:	/s/ ROBERT M. POLLICHINO
Name:	Robert M. Pollichino
Title:	Executive Vice President and Chief Financial Officer