Form 10-Q
period 2010-03-31
Madison Square Garden, Inc.
filed 2010-05-07
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-34434

Madison Square Garden, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0624498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Penn Plaza

New York, NY 10121

(212) 465-6000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      ☐             No      ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      ☐             No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated	☐	Accelerated	☐	Non-accelerated	☒	Smaller reporting	☐
filer		filer		filer		company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐             No      ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding, as the latest practicable date.

Class of Stock	Shares Outstanding as of April 30, 2010
Class A Common Stock par value $0.01 per share	62,191,438
Class B Common Stock par value $0.01 per share	13,588,555

MADISON SQUARE GARDEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MADISON SQUARE GARDEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share amounts)	Three Months Ended March 31,
	2010	2009
Revenues (including revenues from Cablevision of $39,597 and $32,211)	$306,501	$281,318

Operating expenses:
Direct operating (excluding depreciation and amortization shown below and including expenses from Cablevision of $3,069 and $7,086)	196,463	207,009
Selling, general and administrative (including expenses from Cablevision of $3,828 and $11,849)	64,846	60,663
Depreciation and amortization	15,061	15,728

	276,370	283,400

Operating income (loss)	30,131	(2,082)

Other income (expense):
Interest income (including interest income from Cablevision of $914 for the three months ended March 31, 2010)	1,473	771
Interest expense	(1,591)	(1,042)
Miscellaneous	2,000	—

	1,882	(271)

Income (loss) from operations before income taxes	32,013	(2,353)
Income tax benefit (expense)	(14,632)	412

Net income (loss)	$17,381	$(1,941)

Basic net earnings (loss) per common share	$0.24	$(0.03)

Diluted net earnings (loss) per common share	$0.23	$(0.03)

Weighted average number of common shares outstanding: (Refer to Note 3)
Basic	73,450	73,309
Diluted	76,200	73,309

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$267,547	$109,716
Restricted cash	12,783	7,139
Accounts receivable (less allowance for doubtful accounts of $2,429 and $2,337)	126,657	130,460
Net receivable due from Cablevision	24,259	7,845
Prepaid expenses	27,508	36,849
Advances due from a subsidiary of Cablevision	—	190,000
Other current assets	50,655	37,049

Total current assets	509,409	519,058
Property and equipment, net of accumulated depreciation of $385,754 and $375,223	352,818	342,005
Other assets	137,188	131,820
Amortizable intangible assets, net of accumulated amortization of $109,879 and $105,351	143,500	148,028
Indefinite-lived intangible assets	158,096	158,096
Goodwill	742,492	742,492

	$2,043,503	$2,041,499

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$6,294	$7,104
Accrued liabilities:
Employee related costs	75,061	71,646
Other expenses	85,436	85,815
Deferred revenue	99,891	133,584

Total current liabilities	266,682	298,149
Defined benefit and other postretirement obligations	52,593	45,165
Other employee related costs	37,359	44,407
Other liabilities	64,099	63,568
Deferred tax liability	526,477	484,107

Total liabilities	947,210	935,396

Commitments and contingencies (Refer to Note 7)

Stockholders’ Equity:
Class A Common stock, par value $0.01, 360,000 authorized; 62,133 outstanding	623	—
Class B Common stock, par value $0.01, 90,000 authorized; 13,589 outstanding	136	—
Preferred stock, par value $0.01, 45,000 authorized; none outstanding	—	—
Additional paid-in capital (paid-in capital, for the period prior to the Distribution)	1,019,577	1,042,283
Treasury stock	(3,723)	—
Retained earnings	95,254	77,873
Accumulated other comprehensive loss	(15,574)	(14,053)

Total stockholders’ equity	1,096,293	1,106,103

	$2,043,503	$2,041,499

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$17,381	$(1,941)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,061	15,728
Share-based compensation expense prior to the Distribution	1,012	2,338
Share-based compensation expense related to equity classified awards	2,067	—
Amortization of purchase accounting liability related to unfavorable contracts	—	(1,344)
Amortization of deferred financing costs	362	—
Deemed capital contribution related to income taxes	2,712	30
Provision for doubtful accounts	64	7
Excess tax benefit on share-based awards	(372)	—
Change in assets and liabilities:
Account receivable, net	3,739	22,019
Net receivable due from Cablevision	(16,414)	260
Prepaid expenses and other assets	(7,317)	14,835
Accrued and other liabilities	10,192	(23,789)
Deferred revenue	(33,693)	(33,703)
Deferred income taxes	4,132	(412)

Net cash used in operating activities	(1,074)	(5,972)

Cash flows from investing activities:
Capital expenditures	(21,346)	(14,826)

Net cash used in investing activities	(21,346)	(14,826)

Cash flows from financing activities:
Proceeds from promissory note due from a subsidiary of Cablevision	190,000	—
Additions to deferred financing costs	(8,322)	—
Purchase of shares	(3,723)	—
Proceeds from stock option exercises	2,250	—
Excess tax benefit on share-based awards	372	—
Principal payments on capital lease obligations	(326)	(303)

Net cash provided by (used in) financing activities	180,251	(303)

Net increase (decrease) in cash and cash equivalents	157,831	(21,101)
Cash and cash equivalents at beginning of period	109,716	70,726

Cash and cash equivalents at end of period	$267,547	$49,625

Non-cash investing and financing activities:
Deemed capital contributions (distributions), net primarily related to income taxes and share-based compensation expense prior to the Distribution	(26,636)	2,368
Excess tax benefit on share-based awards	372	—

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)	Common Stock Issued	Additional Paid-in Capital (Paid-in Capital for the period prior to the Distribution)	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2010	$ —	$1,042,283	$ —	$77,873	$(14,053)	$1,106,103
Net income	—	—	—	17,381	—	17,381
Pension and postretirement plan liability adjustments, net of taxes	—	—	—	—	284	284

Comprehensive income						17,665
Deemed capital contribution related to share-based compensation expense prior to the Distribution	—	1,012	—	—	—	1,012
Deemed capital contribution related to income taxes	—	2,712	—	—	—	2,712
Adjustments related to the transfer of liabilities from Cablevision related to certain pension plans as a result of the Distribution, net of taxes	—	—	—	—	(1,805)	(1,805)
Deemed capital contribution related to the transfer of certain liabilities between the Company and Cablevision, net of taxes	—	5,125	—	—	—	5,125
Reclassification of common stock in connection with the Distribution	755	(755)	—	—	—	—
Distribution date deferred tax assets and liabilities adjustments (Refer to Note 14)	—	(35,485)	—	—	—	(35,485)
Proceeds from exercise of options and issuance of restricted shares	4	2,246	—	—	—	2,250
Share-based compensation expense	—	2,067	—	—	—	2,067
Treasury stock acquired from acquisition of restricted shares	—	—	(3,723)	—	—	(3,723)
Excess tax benefit on share-based awards	—	372	—	—	—	372

Balance at March 31, 2010	$759	$1,019,577	$(3,723)	$95,254	$(15,574)	$1,096,293

(In thousands)	Common Stock Issued	Additional Paid-in Capital (Paid-in Capital for the period prior to the Distribution)	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2009	$ —	$1,027,726	$ —	$50,224	$ (5,327)	$1,072,623
Net loss	—	—	—	(1,941)	—	(1,941)
Pension and postretirement plan liability adjustments, net of taxes	—	—	—	—	26	26

Comprehensive loss						(1,915)
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	—	2,338	—	—	—	2,338
Deemed capital contribution related to income taxes	—	30	—	—	—	30

Balance at March 31, 2009	$ —	$1,030,094	$ —	$48,283	$ (5,301)	$1,073,076

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Description of Business

Madison Square Garden, Inc. (together with its subsidiaries, the “Company” or “Madison Square Garden”) was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On January 12, 2010, Cablevision’s board of directors approved the distribution of all the outstanding common stock of Madison Square Garden, Inc. to Cablevision shareholders (the “Distribution”) and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in Madison Square Garden, L.P. (“MSG L.P.”). MSG L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Company’s businesses until the Distribution occurred on February 9, 2010. Each holder of record of Cablevision NY Group Class A common stock as of close of business on January 25, 2010 (the “Record Date”) received one share of Madison Square Garden, Inc. Class A common stock for every four shares of Cablevision Class A common stock held. Each holder of record of Cablevision NY Group Class B common stock as of the Record Date received one share of Madison Square Garden, Inc. Class B common stock for every four shares of Cablevision Class B common stock held. MSG L.P. is now a wholly-owned subsidiary of Madison Square Garden, Inc. through which the Company conducts substantially all of its business activities.

The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company’s venues. MSG Entertainment creates, produces and/or presents a variety of live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes, and Cirque du Soleil’s Wintuk and Banana Shpeel. MSG Sports owns and operates sports franchises, including the New York Knicks of the National Basketball Association (“NBA”), the New York Rangers of the National Hockey League (“NHL”), the New York Liberty of the Women’s National Basketball Association, and the Hartford Wolf Pack of the American Hockey League, which is the primary player development team for the New York Rangers.

The Company conducts a significant portion of its operations at venues that are either owned or operated by it under long-term leases. The Company owns The Madison Square Garden Arena (“The Garden”) and The Theater at Madison Square Garden in New York City and The Chicago Theatre in Chicago. It leases Radio City Music Hall and the Beacon Theatre in New York City. The Company also has a booking agreement with respect to the Wang Theatre in Boston.

Note 2. Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited combined financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed on March 18, 2010 with the SEC (the “2009 Annual Report on Form 10-K”). The financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 presented in the Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

Principles of Consolidation

The financial statements include the accounts of Madison Square Garden, Inc. and its subsidiaries. For periods prior to the Distribution date, the financial statements were prepared on a combined basis and reflect the assets, liabilities, revenues and expenses of the Company as if it were a separate entity for those periods. However, for all periods prior to the Distribution, deferred tax assets and liabilities have been measured using the estimated applicable corporate tax rates historically used by Cablevision (Refer to Note 14). All significant intercompany transactions and balances have been eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results could differ from those estimates.

Recent Accounting Standards

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

To be Adopted in the First Quarter of 2011

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling-price hierarchy for determining the selling price of a deliverable, and (c) replace the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions. ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. ASU No. 2009-13 is required to be adopted on a prospective basis to revenue arrangements entered into or materially modified beginning in January 2011. Early adoption is permitted.

Note 3. Net Earnings (Loss) per Common Share

Basic earnings (loss) per share (“EPS”) is based upon net earnings (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock, restricted stock units (“RSUs”) and shares restricted on the same basis as underlying Cablevision restricted shares (refer to Note 11) only in the periods in which such effect would have been dilutive.

Common shares assumed to be outstanding during the three-month period ended March 31, 2009 totaled 73,309, representing the shares issued to Cablevision shareholders on the Distribution date for purposes of calculating basic EPS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

The table below presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
	2010	2009
Weighted-average shares for basic EPS	73,450	73,309
Dilutive effect of shares issuable under share-based compensation plans and shares restricted on the same basis as underlying Cablevision restricted shares	2,750	—

Weighted-average shares for diluted EPS	76,200	73,309

The Company has excluded 40 shares from the calculation of diluted EPS for the three months ended March 31, 2010 because their inclusion would have been anti-dilutive.

Note 4. Team Personnel Transactions and Insurance Recoveries

The accompanying consolidated statements of operations include net provisions for transactions relating to players on our sports teams for season-ending injuries and waivers. The Company’s MSG Sports segment recognizes the estimated ultimate cost of these events, including the Company’s estimated future obligation for luxury tax attributable to Knicks player transactions, in the periods in which they occur, net of anticipated insurance recoveries. Amounts due to such players are generally paid over their remaining contract terms. These provisions amounted to $6,223 and $4,109 for the three months ended March 31, 2010 and 2009, respectively. The provision recorded in the three months ended March 31, 2010 is net of anticipated insurance recoveries of $820.

In addition, during the three months ended March 31, 2010 and 2009, the Company recorded $7,320 and $3,605, respectively, in insurance recoveries related to non season-ending player injuries.

The accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009 include $4,812 and $5,929, respectively, in other current assets for these team personnel related insurance recoveries.

Note 5. Investments

In June 2008, the Company purchased a minority ownership interest in a company for $37,632, which is accounted for under the cost method. During the three months ended March 31, 2010, the Company received a $2,000 dividend representing the distribution of earnings from this cost method investment which was recognized in miscellaneous income in the accompanying consolidated statement of operations. As of March 31, 2010, this investment is recognized as a component of other assets in the accompanying consolidated balance sheet. It was not practicable for the Company to estimate the fair value of this minority ownership interest.

Note 6. Goodwill and Intangible Assets

The carrying amount of goodwill, by reportable segment, as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
MSG Media	$465,326	$465,326
MSG Entertainment	58,979	58,979
MSG Sports	218,187	218,187

	$742,492	$742,492

Based on the Company’s annual impairment test during the first quarter of 2010, the Company’s reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit). In order to evaluate the sensitivity of the estimated fair value calculations of the Company’s reporting units on the annual impairment calculation for goodwill, the Company applied a hypothetical 30% decrease to the estimated fair values of each reporting unit. This hypothetical decrease of 30% would have no impact on the goodwill impairment analysis for any of the Company’s reporting units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

The Company’s intangible assets are as follows:

At March 31, 2010	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Affiliation agreements and affiliate relationships	$124,770	$ (47,756)	$77,014
Season ticket holder relationships	75,005	(27,739)	47,266
Suite holder relationships	15,394	(6,994)	8,400
Broadcast rights	15,209	(11,563)	3,646
Other intangibles	23,001	(15,827)	7,174

Total intangible assets subject to amortization	253,379	(109,879)	143,500

Sports franchises (MSG Sports segment)	96,215	—	96,215
Trademarks (MSG Entertainment segment)	61,881	—	61,881

Total indefinite-lived intangible assets	158,096	—	158,096

Total intangible assets	$411,475	$(109,879)	$301,596

At December 31, 2009	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Affiliation agreements and affiliate relationships	$124,770	$ (45,909)	$ 78,861
Season ticket holder relationships	75,005	(26,377)	48,628
Suite holder relationships	15,394	(6,645)	8,749
Broadcast rights	15,209	(11,182)	4,027
Other intangibles	23,001	(15,238)	7,763

Total intangible assets subject to amortization	253,379	(105,351)	148,028

Sports franchises (MSG Sports segment)	96,215	—	96,215
Trademarks (MSG Entertainment segment)	61,881	—	61,881

Total indefinite-lived intangible assets	158,096	—	158,096

Total intangible assets	$411,475	$(105,351)	$306,124

Based on the Company’s annual impairment test during the first quarter of 2010, the Company’s Radio City related trademarks and sports franchise identifiable indefinite-lived intangible assets had significant safety margins, representing the excess of the identifiable indefinite-lived intangible assets’ estimated fair value less their respective carrying values. In order to evaluate the sensitivity of the fair value calculations of all the Company’s identifiable indefinite-lived intangibles, the Company applied hypothetical 15%, 20% and 30% decreases to the estimated fair value of each of the Company’s identifiable indefinite-lived intangibles. These hypothetical 15%, 20% and 30% decreases in estimated fair value would not have resulted in an impairment of any of our identifiable indefinite-lived intangibles other than The Chicago Theatre related trademarks, which have a carrying value of $8,000. The hypothetical fair value decline would have resulted in impairment charges against The Chicago Theatre related trademarks of approximately $95, $560 and $1,490 at 15%, 20% and 30%, respectively.

Amortization expense was $4,528 and $5,750 for the three months ended March 31, 2010 and 2009, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each year from 2010 through 2014 to be as follows:

For the year ended December 31, 2010 (including the three months ended March 31, 2010)	$17,629
For the year ended December 31, 2011	17,224
For the year ended December 31, 2012	14,434
For the year ended December 31, 2013	10,574
For the year ended December 31, 2014	10,574

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

Note 7. Commitments and Contingencies

Commitments

As more fully described in Notes 7 and 8 of the audited annual financial statements of the Company included in the 2009 Annual Report on Form 10-K, the Company’s commitments primarily consist of long-term rights agreements for exclusive broadcast rights for certain live sporting events, obligations under employment agreements that the Company has with its professional sports teams’ personnel, long-term noncancelable operating lease agreements for entertainment venues and office and storage space, and minimum purchase requirements. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years.

Legal Matters

Litigation Against MSG L.P.

In March 2008, a lawsuit was filed in the United States District Court for the Southern District of New York against MSG L.P. arising out of a January 23, 2007 automobile accident involving an individual who was allegedly drinking alcohol at several different establishments prior to the accident, allegedly including at an event at The Garden. The accident resulted in the death of two individuals. The plaintiffs filed suit against MSG L.P., the driver, and a New York City bar, asserting claims under the New York Dram Shop Act and seeking unspecified compensatory and punitive damages. The Company has insurance coverage for compensatory damages and legal expenses in this matter. Discovery in the case has been completed and MSG L.P. has filed a motion for summary judgment, which is pending before the court.

Other Matters

In addition to the matter discussed above, the Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the financial position or liquidity of the Company.

Note 8. Debt

Total debt of the Company consists of the following:

	March 31, 2010	December 31, 2009
Credit facility	$ —	$ —
Capital lease obligations due to a subsidiary of Cablevision(a)	5,909	6,235

Total	$5,909	$6,235

(a)	Classified in other liabilities in the accompanying consolidated balance sheets.

On January 28, 2010, MSG L.P., our wholly owned subsidiary, and certain subsidiaries of MSG L.P. entered into a credit agreement with a syndicate of lenders providing for a new senior secured revolving credit facility of up to $375,000 with a term of five years. The proceeds of borrowings under the facility are expected to be available for working capital and capital expenditures, including but not limited to the renovation of The Garden, and for general corporate purposes. Up to $75,000 of the revolving credit facility is available for the issuance of letters of credit. All borrowings under the revolving credit facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of March 31, 2010, $3,620 has been utilized for letters of credit issued on behalf of MSG L.P. These letters of credit reduce the Company’s borrowing capacity, therefore the Company has available borrowing capacity of $371,380 under its revolving credit facility as of March 31, 2010.

The credit agreement requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00; and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for Madison Square Garden, Inc. As of March 31, 2010, the Company was in compliance with the financial covenants in the credit agreement.

In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $10,852, which are being amortized to interest expense over the term of the credit agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

Note 9. Fair Value Measurement

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

The following table presents for each of these hierarchy levels, the Company’s financial assets that are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

March 31, 2010	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash equivalents	$256,431	$256,431	$ —	$ —

December 31, 2009
Cash equivalents	$109,296	$109,296	$ —	$ —

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices from a listed exchange.

Note 10. Pension and Other Postretirement Benefit Plans

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

Effective January 1, 2010, employees of the Company ceased participation in the Cablevision Cash Balance Pension Plan and Cablevision Excess Cash Balance Plan (the “Cablevision Cash Balance Plans”) and began participation in the Company-sponsored MSG Cash Balance Pension Plan and MSG Excess Cash Balance Plan, an unfunded non-contributory non-qualified excess cash balance plan (collectively, the “MSG Cash Balance Plans”). The MSG Cash Balance Plans are substantially similar to the Cablevision Cash Balance Plans. Also effective January 1, 2010, the Company assumed the liability to pay benefits to current and former employees of the Company who had previously participated in the Cablevision Cash Balance Plans. The preliminary estimates of such liabilities assumed under the MSG Cash Balance Pension Plan and MSG Excess Cash Balance Plan as of January 1, 2010 were $2,580 and $3,300, respectively, and are reflected in the accompanying balance sheet as of March 31, 2010.

The Retirement Plan, Excess Plan, Union Plans, and MSG Cash Balance Plans are collectively referred to as “Pension Plans.”

The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 and their dependents that are eligible for early or normal retirement under the Retirement Plan, as well as certain union employees (“Postretirement Plan”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

Components of net periodic benefit cost for the Company’s Pension Plans and Postretirement Plan for the three months ended March 31, 2010 and 2009 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended March 31,
	2010	2009	2010	2009
Service cost	$1,361	$99	$ 54	$ 64
Interest cost	1,628	1,372	91	89
Expected return on plan assets	(331)	(572)	—	—
Recognized actuarial loss (gain)	530	88	(14)	(11)
Amortization of unrecognized prior service cost (credit) and transition asset	8	1	(33)	(34)

Net periodic benefit cost	$3,196	$988	$ 98	$108

In addition to the amounts reflected in the table above for Company sponsored benefit plans, for the three months ended March 31, 2009, the Company recorded $1,250 of expense related to the Cablevision Cash Balance Plans.

For the three months ended March 31, 2010, the Company contributed $185 to one of its Union Plans.

In addition, Cablevision sponsors qualified and non-qualified savings plans (the “Cablevision Savings Plans”) in which employees of the Company continue to participate for a period of time after the Distribution (the “Transition Period”). The Company makes matching cash contributions on behalf of its employees to the Cablevision Savings Plans in accordance with the terms of those plans. Expenses related to these Cablevision-sponsored plans included in the accompanying consolidated statements of operations totaled $643 and $600 for the three months ended March 31, 2010 and 2009, respectively. Upon the conclusion of the Transition Period, the Company will offer savings plans that are substantially similar to the Cablevision Savings Plans.

Note 11. Share-based Compensation

In connection with the Distribution, the Company adopted the Madison Square Garden, Inc. 2010 Employee Stock Plan (the “Employee Stock Plan”) and the Madison Square Garden, Inc. 2010 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).

Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 7,000 shares of Madison Square Garden, Inc. Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of Madison Square Garden, Inc. Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may be based upon performance criteria.

Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units and other equity-based awards. The Company may grant awards for up to 300 shares of Madison Square Garden, Inc. Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of Madison Square Garden, Inc. Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.

Treatment After the Distribution of Share-based Payment Awards Initially Granted Under Cablevision Equity Award Programs

As described in Note 12 to the audited annual financial statements of the Company included in the 2009 Annual Report on Form 10-K, prior to the Distribution certain employees and non-employee directors of Cablevision (some of whom are employees or directors of the Company) participated in Cablevision’s equity award programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

In connection with the Distribution, each Cablevision stock option and stock appreciation right (“rights” or “SAR”) outstanding at the Distribution date became two options/rights. Cablevision options were converted into options to acquire Cablevision NY Group Class A Common Stock and options to acquire Madison Square Garden, Inc. Class A Common Stock. Cablevision rights were converted into rights with respect to the cash value of Cablevision NY Group Class A Common Stock and rights with respect to the cash value of Madison Square Garden, Inc.’s Class A Common Stock. The number of shares of Madison Square Garden, Inc. Class A Common Stock that became subject to each option/right was based on the one:four distribution ratio (i.e., one share of Madison Square Garden, Inc. common stock for every four shares of Cablevision). The existing exercise price was allocated between the existing Cablevision options/rights and the Madison Square Garden, Inc. new options/rights based upon the ten-day weighted-average prices of the Cablevision NY Group Class A Common Stock and Madison Square Garden, Inc. Class A Common Stock, taking into account the one:four distribution ratio. As a result of this adjustment, 82.63% of the pre-Distribution exercise price of options and rights was allocated to the Cablevision options and rights and 17.37% was allocated to the new Madison Square Garden, Inc. options and rights. The options and the rights with respect to Madison Square Garden, Inc. Class A Common Stock were issued under the new Employee Stock Plan or the Non-Employee Director Plan, as applicable.

Further, in connection with the Distribution, one share of Madison Square Garden, Inc. Class A Common Stock was issued in respect of every four shares of Cablevision restricted stock and the Madison Square Garden, Inc. shares are restricted on the same basis as the underlying Cablevision restricted shares. These shares were not issued under any of the Company’s new equity plans as they were issued as a dividend in respect of Cablevision NY Group Class A Common Stock in connection with the Distribution.

In addition, in connection with the Distribution, non-employee directors of Cablevision (some of whom are directors of the Company) received one share of Madison Square Garden, Inc. Class A Common Stock under the Non-Employee Director Plan for every four restricted stock units held under the applicable Cablevision equity plan.

As a result of the foregoing, on the Distribution date, Madison Square Garden, Inc. issued to holders of Cablevision equity awards (including its employees and Cablevision employees and/or non-employee directors) 2,238 shares of Madison Square Garden, Inc. Class A Common Stock (restricted on the same basis as the underlying Cablevision shares), 45 unrestricted shares of Madison Square Garden, Inc. Class A Common Stock, 2,471 non-qualified options for Madison Square Garden, Inc. Class A Common Stock and 155 Madison Square Garden, Inc. SARs.

Share-based Payment Award Activity

On March 29, 2010, the Company granted its employees, under the Employee Stock Plan, 119 shares of restricted stock and 753 restricted stock units. These awards are subject to three-year cliff vesting. The restricted stock units will settle in stock, or, at the option of the Compensation Committee, in cash.

On March 29, 2010, the Company granted its non-employee directors, under the Non-Employee Director Plan, 50 restricted stock units which immediately vested. The awards will be settled in stock, or, at the option of the Compensation Committee, in cash, on the first business day ninety days after the director’s service on the Board of Directors ceases.

The following table summarizes activity relating to holders (including both Company and Cablevision employees) of Madison Square Garden, Inc. stock options for the period from February 10, 2010 (the day following the Distribution date) to March 31, 2010:

	Number of Shares Under Option		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
	Time Vesting Options	Performance Vesting Options(a)
Balance, February 10, 2010	2,308	163	$ 9.53	4.84
Granted	—	—	—
Exercised	(213)	(34)	$ 9.14
Forfeited/Expired	—	—	—

Balance, March 31, 2010	2,095	129	$ 9.58	4.70

Options exercisable at March 31, 2010	1,252	129	$ 10.44	4.63

Options expected to vest in the future	843	—	$ 8.17	4.83

(a)	The Cablevision performance objective with respect to these awards has been achieved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

Of the total number of shares under option as of March 31, 2010, 2,100 were held by Cablevision employees (including the Company’s Executive Chairman, and President and Chief Executive Officer).

The following table summarizes activity relating to holders (including both Company and Cablevision employees) of Madison Square Garden, Inc. Class A Common Stock restricted on the same basis as the underlying Cablevision restricted stock, as well as restricted shares issued under the Employee Stock Plan for the period from February 10, 2010 (the day following the Distribution date) to March 31, 2010:

	Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant
Unvested award balance, February 10, 2010	2,238(a)	$12.46
Granted	119	$21.90
Vested	(453)(b)	$20.10
Awards forfeited	(5)	$ 8.95

Unvested award balance, March 31, 2010	1,899	$11.23

(a)	Represents shares of the Madison Square Garden, Inc. Class A Common Stock restricted on the same basis as the underlying Cablevision restricted stock.

(b)	During the three months ended March 31, 2010, 453 shares of Madison Square Garden, Inc. Class A Common Stock issued to employees of the Company and Cablevision vested. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 182 of these shares, with an aggregate value of $3,723, were surrendered to the Company. These acquired shares have been classified as treasury stock.

Of the total unvested award balance as of March 31, 2010, 1,463 restricted shares were held by Cablevision employees (including the Company’s Executive Chairman, and President and Chief Executive Officer).

Share-based Compensation Expense

Share-based compensation expense, recognized as selling, general and administrative expense, for the three months ended March 31, 2010 and 2009 was $3,311 and $2,338, respectively. For the three months ended March 31, 2009, the Company’s share-based compensation expense includes amounts related to Company employees participating in Cablevision equity award programs, as well as amounts related to Cablevision corporate employees and non-employee directors to the extent allocated to the Company. Effective January 1, 2010, the Company no longer receives an allocation of share-based compensation expense for Cablevision corporate employees and non-employee directors, including expense related to the Company’s Executive Chairman, and President and Chief Executive Officer with respect to their participation in Cablevision equity award programs (given that they remained as executive officers of Cablevision).

Note 12. Related Party Transactions

The Dolan family, including trusts for the benefit of the Dolan family, collectively owns all of the Company’s outstanding Class B Common Stock, less than 4% of Madison Square Garden, Inc.’s outstanding Class A Common Stock and approximately 70% of the total voting power of Madison Square Garden, Inc.’s outstanding common stock. The Dolan family is also the controlling stockholder of Cablevision.

In connection with the Distribution, the Company entered into various agreements with Cablevision, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement and an employee matters agreement. These agreements govern certain of the Company’s relationships with Cablevision subsequent to the Distribution and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Distribution. These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships. The distribution agreement includes an agreement that the Company and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses Cablevision transferred to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

For periods prior to January 1, 2010, the consolidated financial statements of the Company reflect charges incurred pursuant to certain allocation policies of Cablevision. Effective January 1, 2010 through the Distribution date, the Company received allocations from Cablevision generally consistent with the transition services agreement, with certain adjustments. Although management believes that these charges have been made on a reasonable basis, it is not practicable to determine whether the allocated amounts represent amounts that might have been incurred on a stand-alone basis, including as a separate independent publicly traded company, as there are no company-specific or comparable industry benchmarks with which to make such estimates. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology, staffing and infrastructure.

The following table summarizes the composition and amounts of the significant transactions with Cablevision that are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Revenues	$39,597	$32,211

Operating expenses:
Corporate general and administrative	$(3,309)	$(6,441)
Programming and production services and studio costs	(2,254)	(4,040)
Risk management and general insurance	(713)	(1,595)
Cablevision long-term incentive plans	—	(1,437)
Share-based compensation	—	(1,332)
Health and welfare plans	—	(2,902)
Other	(621)	(1,188)

Revenues

The Company recognizes revenue from the distribution of programming services to subsidiaries of Cablevision. Cablevision pays the Company for advertising in connection with signage at events, sponsorships and television advertisements.

Corporate General and Administrative

General and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as executive management, human resources, legal, finance, tax, accounting, audit, treasury, strategic planning, information technology, transportation services, creative and production services, etc.) have been charged to the Company by Cablevision through December 31, 2009. From January 1, 2010 through the Distribution date, the Company received allocations from Cablevision generally consistent with the transition services agreement, with certain adjustments. Subsequent to the Distribution date, amounts charged to the Company by Cablevision were pursuant to the transition services agreement.

Programming and Production Services and Studio Costs

Cablevision provides certain programming signal transmission and production services, as well as studio usage to the Company.

Risk Management and General Insurance

Cablevision provided the Company with risk management and general insurance related services through the date of the Distribution. For periods after the Distribution, Cablevision continues to provide risk management services through the transition services agreement (these amounts are reflected in the “Corporate general and administrative” line in the table above).

Cablevision Long-Term Incentive Plans

In 2009, 2008 and 2007, Cablevision granted three-year performance awards to certain employees under Cablevision’s 2006 Cash Incentive Plan. The performance metrics in each employee’s applicable award agreement for 2009 and 2008 are required to be adjusted to reflect the exclusion of the Company from the business of Cablevision. In addition, Cablevision granted deferred compensation awards to certain employees under Cablevision’s Long-Term Incentive Plan (which was superseded by the Cablevision 2006 Cash Incentive Plan), which were unaffected by the Distribution. For the three months ended March 31, 2009, the Company’s long-term incentive plan expense includes amounts related to Company employees participating in Cablevision award programs, as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

well as amounts related to Cablevision corporate employees to the extent allocated to the Company. Effective January 1, 2010, the Company no longer receives an allocation of long-term incentive plan expense for Cablevision corporate employees, including expense related to the Company’s Executive Chairman, and President and Chief Executive Officer with respect to their participation in Cablevision long-term incentive plans (given that they remained as executive officers of Cablevision). The amount in the table above only reflects the portion of the Company’s expense related to the allocation for Cablevision corporate employees.

The portion of the Company’s long-term incentive plan liability as of the Distribution date related to the allocation for Cablevision corporate employees was assumed by Cablevision and is reflected as a deemed capital contribution from Cablevision in the accompanying consolidated statement of equity and comprehensive income (loss) for the three months ended March 31, 2010.

Share-based Compensation

The amount in the table above only reflects the portion of the Company’s expense related to the allocation for Cablevision corporate employees and non-employee directors. Refer to Note 11 for a discussion of share-based compensation expense.

Health and Welfare Plans

Employees of the Company participated in health and welfare plans sponsored by Cablevision though December 31, 2009. Health and welfare benefit costs have generally been charged by Cablevision based upon the proportionate number of participants in the plans.

Other

The Company and Cablevision routinely enter into transactions with each other in the ordinary course of business. The Company may incur expenses charged by Cablevision that include, but are not limited to film library usage and advertising expenses.

Advances to Cablevision

As of December 31, 2009, the Company had advances outstanding to a subsidiary of Cablevision of $190,000 in the form of non-interest bearing advances. On January 28, 2010, the advances were replaced with a non-amortizing promissory note in the principal amount of $190,000, which accrued interest at a rate of 3.25% per annum. The note had a maturity date of June 30, 2010 with prepayment without penalty at Cablevision’s option. In March 2010, the entire principal balance of the promissory note was repaid, along with $914 of accrued interest.

Other

Refer to Note 10 for discussion of the participation of Company employees in Cablevision sponsored retirement benefit plans.

Refer to Note 8 for information on the Company’s capital lease obligations due to a subsidiary of Cablevision.

Note 13. Property and Equipment

As of March 31, 2010 and December 31, 2009, property and equipment (including equipment under capital leases) consisted of the following assets:

	March 31, 2010	December 31, 2009
Land	$67,921	$67,921
Buildings	186,005	185,618
Equipment	231,918	222,965
Aircraft	38,611	38,611
Furniture and fixtures	15,125	14,330
Leasehold improvements	129,504	129,352
Construction in progress	69,488	58,431

	738,572	717,228
Less accumulated depreciation and amortization	(385,754)	(375,223)

	$352,818	$342,005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $10,533 and $9,978, respectively, for the three months ended March 31, 2010 and 2009.

The Company has announced its intent to complete a major renovation of The Garden. Through March 31, 2010, the Company has incurred $68,935 in pre-construction planning and development costs associated with the planned renovation that are primarily recorded in construction in progress. Depreciation is being accelerated for The Garden assets that are planned to be removed as a result of the renovation.

As of March 31, 2010 and December 31, 2009, the gross amount of equipment and related accumulated depreciation recorded under capital leases included in the table above are as follows:

	March 31, 2010	December 31, 2009
Equipment	$13,351	$13,351
Less accumulated depreciation	(8,830)	(8,588)

	$4,521	$4,763

Note 14. Income Taxes

Income tax expense for the three months ended March 31, 2010 of $14,632 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes and nondeductible expenses.

Income tax benefit for the three months ended March 31, 2009 of $412 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state income taxes and nondeductible expenses, partially offset by the tax benefit resulting from nontaxable disability insurance recoveries.

For all periods prior to the Distribution, deferred tax assets and liabilities have been measured using the estimated applicable corporate tax rates historically used by Cablevision. Due to the Company’s significant presence in the City of New York, the estimated applicable corporate tax rate used to measure deferred taxes is higher for the Company as a stand-alone entity. As such, as of the Distribution date, an increase in the deferred tax liability of $31,353 million to reflect use of the higher stand-alone estimated applicable corporate tax rate was recorded as an adjustment to paid-in capital. In addition, as of the Distribution date, the deferred tax asset for share-based awards was reduced by $4,092 through an adjustment to paid-in capital to eliminate the portion of the deferred tax asset relating to the share-based compensation expense attributable to Cablevision corporate employees that was allocated to the Company prior to the Distribution.

For all periods prior to the Distribution, allocable current income tax liabilities calculated on a stand-alone company basis that the Company does not pay directly have been reflected as deemed capital contributions to the Company from Cablevision. Such contributions amounted to $2,712 and $30 for the three months ended March 31, 2010 and 2009, respectively.

The Company has not recorded any unrecognized tax benefits for uncertain tax positions as of March 31, 2010. The Company’s policy is to reflect interest and penalties associated with uncertain tax positions, if any, as a component of income tax expense.

The Company does not have a net operating loss carry forward as of March 31, 2010.

Note 15. Segment Information

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

The Company conducts a significant portion of its operations at venues that are either owned or operated by it under long-term leases. The Company owns The Garden and The Theater at Madison Square Garden in New York City and The Chicago Theatre in Chicago. It leases Radio City Music Hall and the Beacon Theatre in New York City. The Company also has a booking agreement with respect to the Wang Theatre in Boston.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

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

	Three Months Ended March 31,
	2010	2009
Revenues
MSG Media	$139,505	$118,291
MSG Entertainment	41,473	38,008
MSG Sports	142,663	141,587
Inter-segment eliminations	(17,140)	(16,568)

	$306,501	$281,318

	Three Months Ended March 31,
	2010	2009
Inter-segment revenues
MSG Media	$—	$—
MSG Entertainment	(26)	(25)
MSG Sports	(17,114)	(16,543)

	$(17,140)	$(16,568)

Inter-segment eliminations are primarily local television rights recognized by the Company’s MSG Sports segment from the licensing of team programming to the Company’s MSG Media segment.

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss)

	Three Months Ended March 31,
	2010	2009
Adjusted operating cash flow
MSG Media	$61,779	$43,694
MSG Entertainment	(12,713)	(14,307)
MSG Sports	3,407	(11,207)
All other(a)	(3,970)	(2,196)

	$48,503	$15,984

	Three Months Ended March 31,
	2010	2009
Depreciation and amortization
MSG Media	$4,798	$5,815
MSG Entertainment	2,331	2,384
MSG Sports	2,607	2,571
All other(b)	5,325	4,958

	$15,061	$15,728

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Share-based compensation expense
MSG Media	$1,204	$959
MSG Entertainment	1,241	888
MSG Sports	866	491
All other	—	—

	$3,311	$2,338

	Three Months Ended March 31,
	2010	2009
Operating income (loss)
MSG Media	$55,777	$36,920
MSG Entertainment	(16,285)	(17,579)
MSG Sports	(66)	(14,269)
All other	(9,295)	(7,154)

	$30,131	$(2,082)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended March 31,
	2010	2009
Operating income (loss) before income taxes
Total operating income for reportable segments	$39,426	$5,072
Other operating loss	(9,295)	(7,154)

Operating income (loss)	30,131	(2,082)
Items excluded from operating income (loss):
Interest income	1,473	771
Interest expense	(1,591)	(1,042)
Miscellaneous income	2,000	—

Income (loss) from operations before income taxes	$32,013	$(2,353)

	Three Months Ended March 31,
	2010	2009
Capital expenditures
MSG Media	$7,699	$273
MSG Entertainment	1,262	3,661
MSG Sports	59	48
All other	12,326	10,844

	$21,346	$14,826

(a)	Consists principally of unallocated corporate general and administrative costs.

(b)	Principally includes depreciation and amortization expense on The Garden and the Theater at Madison Square Garden and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are statements concerning our future operating and future financial performance. Words such as “expects”, “anticipates”, “believes”, “estimates”, “may”, “will”, “should”, “could”, “potential”, “continue”, “intends”, “plans”, and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•

the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level and popularity of the Radio City Christmas Spectacular and other entertainment events which are presented in our venues;

•	costs associated with player injuries, and waivers or terminations of players and other team personnel;

•	changes in professional sports teams compensation, including the impact of signing of free agents, subject to league salary caps;

•	the level and timing of our capital expenditures, including the planned renovation of The Madison Square Garden Arena (“The Garden”);

•	the impact of the planned renovation of The Garden on our operations;

•

the demand for our programming among cable television systems, satellite, telephone and other multichannel distributors (which we refer to as “Distributors”), and our ability to renew affiliation agreements with them;

•	general economic conditions especially in the New York metropolitan area where we conduct the majority of our operations;

•	the demand for advertising time and viewer ratings for our programming;

•	competition, for example, from other regional sports networks, other teams and other entertainment options;

•

changes in laws, National Basketball Association (“NBA”) or National Hockey League (“NHL”) rules, regulations, guidelines, bulletins, directives, policies and agreements (including the leagues’ respective collective bargaining agreements with their players’ associations, salary caps and NBA luxury tax thresholds) or other regulations under which we operate;

•	our ability to maintain, obtain or produce content for our MSG Media segment, together with the cost of such content;

•	the level of our expenses, including the anticipated expenditures related to the expected increase in our corporate expenses as a publicly-traded company;

•	future acquisitions and dispositions of assets;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including the matters described under Part II Item 1. “Legal Proceedings;”

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stocks; and

•	the factors described under “Risk Factors” in our 2009 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 18, 2010 (“2009 Annual Report on Form 10-K”).

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

All dollar amounts included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except as otherwise noted.

Introduction

Management’s discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and footnotes thereto included elsewhere

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(Continued)

herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to “we”, “us”, “our”, “Madison Square Garden” or the “Company” refer to Madison Square Garden, Inc., together with its direct and indirect subsidiaries. “Madison Square Garden, Inc.” refers to Madison Square Garden, Inc. individually as a separate entity. Madison Square Garden, Inc. is a holding company and conducts substantially all of its operations through its subsidiaries. Our MD&A is organized as follows:

Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our discussion is presented on both a consolidated and segment basis.

Liquidity and Capital Resources. This section provides a discussion of our financial condition, liquidity and capital resources as of March 31, 2010, as well as an analysis of our cash flows for the three months ended March 31, 2010 and 2009.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses accounting pronouncements that have been issued but have not yet been adopted by the Company, except for any such pronouncements that are not expected to have a material effect on the Company’s financial condition or results of operations. In addition, we have included our critical accounting policy in respect of goodwill and intangible assets in order to provide the results of our annual impairment testing performed during the three months ended March 31, 2010. There is no update to our other significant accounting policies, including our critical accounting policies, which are discussed in our 2009 Annual Report on Form 10-K under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the audited annual financial statements of the Company included therein.

The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company’s venues. MSG Entertainment creates, produces and/or presents a variety of live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes, and Cirque du Soleil’s Wintuk and Banana Shpeel. MSG Sports owns and operates sports franchises, including the New York Knicks of the NBA, the New York Rangers of the NHL, the New York Liberty of the Women’s National Basketball Association, and the Hartford Wolf Pack of the American Hockey League, which is the primary player development team for the New York Rangers.

This MD&A should be read in conjunction with our 2009 Annual Report on Form 10-K.

The dependence of our revenues on our sports teams and Christmas shows generally make our business seasonal with a disproportionate share of our revenues and operating income being derived in the fourth quarter of each year.

Results of Operations

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(Continued)

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,				Increase
	2010		2009		(Decrease)
	Amount	% of Revenues	Amount	% of Revenues	in Net Income

Revenues	$ 306,501	100%	$281,318	100%	$ 25,183
Operating expenses:
Direct operating (excluding depreciation and amortization shown below)	196,463	64	207,009	74	10,546
Selling, general and administrative	64,846	21	60,663	22	(4,183)
Depreciation and amortization	15,061	5	15,728	6	667

Operating income (loss)	30,131	10	(2,082)	(1)	32,213
Other income (expense):
Interest expense, net	(118)	NM	(271)	NM	153
Miscellaneous	2,000	1	—	NM	2,000

Income (loss) from operations before income taxes	32,013	10	(2,353)	(1)	34,366
Income tax benefit (expense)	(14,632)	(5)	412	NM	(15,044)

Net income (loss)	$ 17,381	6%	$ (1,941)	(1)%	$ 19,322

NM – Percentage is not meaningful

See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.

Consolidated Results

Revenues for the three months ended March 31, 2010 increased $25,183, or 9%, to $306,501 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$21,214
Increase in MSG Entertainment segment revenues	3,465
Increase in MSG Sports segment revenues	1,076
Inter-segment eliminations	(572)

$25,183

Direct operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2010 decreased $10,546, or 5%, to $196,463 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Increase in MSG Media segment expenses	$1,299
Increase in MSG Entertainment segment expenses	15
Decrease in MSG Sports segment expenses	(11,293)
Inter-segment eliminations	(567)

$(10,546)

As a percentage of revenues, direct operating expenses decreased 10% for the three months ended March 31, 2010 as compared to the comparable period of the prior year.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(Continued)

Selling, general and administrative expenses for the three months ended March 31, 2010 increased $4,183, or 7%, to $64,846 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$2,075
Increase in MSG Entertainment segment expenses	2,209
Decrease in MSG Sports segment expenses	(1,870)
Increase in other expenses	1,769

$4,183

The increase in other expenses discussed above primarily reflects higher levels of professional fees not allocated to segments.

As a percentage of revenues, selling, general and administrative expenses decreased 1% for the three months ended March 31, 2010 as compared to the comparable period of the prior year.

Depreciation and amortization for the three months ended March 31, 2010 decreased $667, or 4%, to $15,061 as compared to the comparable period of the prior year primarily due to lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized, partly offset by higher depreciation.

Interest expense, net for the three months ended March 31, 2010 decreased $153, or 56%, to $118 as compared to the comparable period of the prior year, due to higher interest income of $702 partly offset by higher interest expense.

Miscellaneous income for the three months ended March 31, 2010 reflects a dividend received from an investment accounted for under the cost method.

Income taxes

Income tax expense for the three months ended March 31, 2010 of $14,632 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes and nondeductible expenses.

Income tax benefit for the three months ended March 31, 2009 of $412 differs from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state income taxes and nondeductible expenses, partially offset by the tax benefit resulting from nontaxable disability insurance recoveries.

The following is a reconciliation of operating income (loss) to adjusted operating cash flow (“AOCF”):

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
	Amount	Amount	in AOCF
Operating income (loss)	$30,131	$(2,082)	$32,213
Share-based compensation	3,311	2,338	973
Depreciation and amortization	15,061	15,728	(667)

Adjusted operating cash flow	$48,503	$15,984	$32,519

Adjusted operating cash flow for the three months ended March 31, 2010 increased $32,519, or 203%, to $48,503 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in adjusted operating cash flow of the MSG Media segment	$18,085
Increase in adjusted operating cash flow of the MSG Entertainment segment	1,594
Increase in adjusted operating cash flow of the MSG Sports segment	14,614
Other net decreases	(1,774)

$32,519

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(Continued)

Business Segment Results

MSG Media

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Media segment.

	Three Months Ended March 31,				Increase
	2010		2009		(Decrease) in
	Amount	% of Revenues	Amount	% of Revenues	Operating Income

Revenues	$139,505	100%	$118,291	100%	$21,214
Direct operating expenses (excluding depreciation and amortization)	57,391	41	56,092	47	(1,299)
Selling, general and administrative expenses	21,539	15	19,464	16	(2,075)
Depreciation and amortization	4,798	3	5,815	5	1,017

Operating income	$55,777	40%	$ 36,920	31%	$18,857

The following is a reconciliation of operating income to adjusted operating cash flow:

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
	Amount	Amount	in AOCF
Operating income	$55,777	$36,920	$18,857
Share-based compensation	1,204	959	245
Depreciation and amortization	4,798	5,815	(1,017)

Adjusted operating cash flow	$61,779	$43,694	$18,085

Revenues for the three months ended March 31, 2010 increased $21,214, or 18%, to $139,505 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue, primarily at MSG Networks	$18,909
Increase in advertising revenue	2,472
Other net decreases	(167)

$21,214

The increase in affiliation fee revenue referred to above was primarily attributable to higher contractual affiliation rates, including the impact of a new long-term affiliation agreement between Cablevision and MSG Networks that became effective January 1, 2010, and subscriber growth.

Direct operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2010 increased $1,299, or 2%, to $57,391 as compared to the comparable period of the prior year primarily due to an increase in rights fees.

As a percentage of revenues, direct operating expenses decreased 6% during the three months ended March 31, 2010 as compared to the comparable period of the prior year.

Selling, general and administrative expenses for the three months ended March 31, 2010 increased $2,075, or 11%, to $21,539 as compared to the comparable period of the prior year, primarily attributable to higher marketing costs and, to a lesser extent, an increase in employee compensation and related benefits.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(Continued)

As a percentage of revenues, selling, general and administrative expenses decreased 1% during the three months ended March 31, 2010, as compared to the comparable period of the prior year.

Depreciation and amortization for the three months ended March 31, 2010 decreased $1,017, or 17%, to $4,798 as compared to the comparable period of the prior year, primarily due to lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized.

Adjusted operating cash flow increased $18,085, or 41%, to $61,779 for the three months ended March 31, 2010 as compared to the comparable period of the prior year primarily due to an increase in affiliation fee revenue as discussed above.

MSG Entertainment

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Entertainment segment.

	Three Months Ended March 31,				(Increase)
	2010		2009		Decrease in
	Amount	% of Revenues	Amount	% of Revenues	Operating Loss

Revenues	$41,473	100%	$38,008	100%	$3,465
Direct operating expenses (excluding depreciation and amortization)	39,272	95	39,257	103	(15)
Selling, general and administrative expenses	16,155	39	13,946	37	(2,209)
Depreciation and amortization	2,331	6	2,384	6	53

Operating loss	$(16,285)	(39)%	$(17,579)	(46)%	$1,294

The following is a reconciliation of operating loss to adjusted operating cash flow:

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
	Amount	Amount	in AOCF
Operating loss	$(16,285)	$(17,579)	$1,294
Share-based compensation	1,241	888	353
Depreciation and amortization	2,331	2,384	(53)

Adjusted operating cash flow	$(12,713)	$(14,307)	$1,594

Revenues for the three months ended March 31, 2010 increased $3,465, or 9%, to $41,473 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in event-related revenues at Radio City Music Hall	$5,284
Increase in event-related revenues at The Garden, primarily due to an increase in the number of events, partly offset by fewer events at The Theater at Madison Square Garden	4,616
Decrease in event-related revenues at the Beacon Theatre	(4,932)
Other net decreases	(1,503)

$3,465

The increase in the event-related revenues at Radio City Music Hall referred to above was primarily due to an increase in the number of events, including performances of the Radio City Christmas Spectacular that took place in January 2010, where none took place in January 2009.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(Continued)

The decline in revenues at the Beacon Theatre reflects a lower level of events held at the venue during the first quarter of 2010. The Company utilized the theatre during the first quarter of 2010 to rehearse its new theatrical production, Banana Shpeel, which began preview performances on April 29, 2010.

Direct operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2010 increased $15 to $39,272 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Net increase in event-related expenses at The Garden and The Theater at Madison Square Garden	$884
Increase in event-related expenses at Radio City Music Hall	3,435
Decrease in event-related expenses at the Beacon Theatre	(3,523)
Other net decreases	(781)

$15

As a percentage of revenues, direct operating expenses decreased 8% during the three months ended March 31, 2010 as compared to the comparable period of the prior year.

Selling, general and administrative expenses for the three months ended March 31, 2010 increased $2,209, or 16%, to $16,155 as compared to the comparable period of the prior year primarily due to an increase in employee compensation and related benefits.

As a percentage of revenues, selling, general and administrative expenses increased 2% during the three months ended March 31, 2010 as compared to the comparable period of the prior year.

Adjusted operating cash flow increased $1,594, or 11%, to $(12,713) for the three months ended March 31, 2010 as compared to the comparable period of the prior year. The increase, as discussed above, was primarily due to higher AOCF generated from events at The Garden and Radio City Music Hall partly offset by the impact of fewer events at the Beacon Theatre and The Theater at Madison Square Garden, and a net increase in selling, general and administrative expenses (excluding share-based compensation).

MSG Sports

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Sports segment.

	Three Months Ended March 31,				(Increase)
	2010		2009		Decrease in
	Amount	% of Revenues	Amount	% of Revenues	Operating Loss

Revenues	$142,663	100%	$141,587	100%	$1,076
Direct operating expenses (excluding depreciation and amortization)	116,823	82	128,116	90	11,293
Selling, general and administrative expenses	23,299	16	25,169	18	1,870
Depreciation and amortization	2,607	2	2,571	2	(36)

Operating loss	$(66)	NM	$(14,269)	(10)%	$14,203

NM – Percentage is not meaningful

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(Continued)

The following is a reconciliation of operating loss to adjusted operating cash flow:

	Three Months Ended March 31,
	2010	2009	Increase
	Amount	Amount	in AOCF
Operating loss	$(66)	$(14,269)	$14,203
Share-based compensation	866	491	375
Depreciation and amortization	2,607	2,571	36

Adjusted operating cash flow	$3,407	$(11,207)	$14,614

Revenues for the three months ended March 31, 2010 increased $1,076, or 1%, to $142,663 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in sports team regular season ticket related revenue due primarily to higher average ticket prices	$1,381
Increase in NBA and NHL distributions	785
Decrease in revenues from other live sporting events primarily due to the absence of an arena boxing bout such as the one held in 2009	(1,244)
Other net increases	154

$1,076

Direct operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2010 decreased $11,293, or 9%, to $116,823 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in team personnel compensation, net of insurance recovery	$(8,470)
Decrease due to lower net provision for NBA luxury tax (excluding the impact of certain team personnel transactions described below) of $4,962 and lower net provision for NHL revenue sharing (excluding playoffs) of $549	(5,511)
Decrease in expenses associated with other live sporting events	(917)
Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	2,114
Other net increases	1,491

$(11,293)

The decrease in team personnel compensation costs during the three months ended March 31, 2010, as compared to the comparable period of the prior year, includes the favorable impact of $7,320 and $3,605 in insurance recoveries related to non season-ending player injuries in the first quarters of 2010 and 2009, respectively.

Net provisions for certain team personnel transactions (including the impact of NBA luxury tax), NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs) were as follows:

	Three Months Ended March 31,
	2010	2009	Increase
	Amount	Amount	(Decrease)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$6,223	$4,109	$2,114
Net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs)	(531)	4,980	(5,511)

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(Continued)

Team personnel transactions for the three months ended March 31, 2010 reflect provisions recorded for a player waiver of $4,748 and season-ending player injuries of $1,475, which is net of anticipated insurance recoveries of $820. Team personnel transactions for the three months ended March 31, 2009 reflect a provision recorded for a player waiver. The cost of these transactions are recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.

The change in the net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs) for the three months ended March 31, 2010 as compared to the comparable period of the prior year, reflects a lower net provision for NBA luxury tax, based primarily on the Knicks’ end of season team salaries subject to the tax and a lower net provision for NHL revenue sharing expense, based primarily on estimates of the Rangers’ and league-wide revenues at the end of the season.

As a percentage of revenues, direct operating expenses decreased 8% during the three months ended March 31, 2010, as compared to the comparable period of the prior year.

Selling, general and administrative expenses for the three months ended March 31, 2010 decreased $1,870, or 7%, to $23,299 as compared to the comparable period of the prior year primarily due to a decrease in severance-related costs.

As a percentage of revenues, selling, general and administrative expenses decreased 2% during the three months ended March 31, 2010, as compared to the comparable period of the prior year.

Adjusted operating cash flow increased $14,614, or 130%, to $3,407 for the three months ended March 31, 2010, as compared to the comparable period of the prior year. The increase was due primarily to the lower operating expenses discussed above.

Liquidity and Capital Resources

Overview

Our primary source of cash is cash flow from the operations of our businesses. Our principal uses of cash include capital spending and investments that we may fund from time to time. We currently expect that our net funding and investment requirements for the next twelve months will be met by our cash on hand and cash generated by our operating activities. The decision of the Company as to the use of cash on hand and cash generated from operating activities will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.

We previously announced our intent to pursue a major renovation of The Garden. We continue to review all aspects of this complex project with our consultants in order to improve the renovation plans, mitigate project risks and identify efficiencies in all aspects of costs, planning and project-phasing. We also continue to develop our cost and capital investment estimates to ensure that the planned renovation meets our overall expectations and objectives. While the pre-construction planning and cost estimates of this renovation are not yet final, current estimated project costs remain within the $775,000 to $850,000 range we have previously announced. Total renovation expenditures incurred through March 31, 2010 were approximately $69,000 of which approximately $11,000 was incurred during the first quarter of 2010. We expect that the estimated costs associated with the project will be met from cash on hand and cash flow from our operations. We have entered into a senior secured revolving credit facility with a syndicate of lenders (see “— Financing Agreements” below.) To the extent that management determines that financing for the renovation is required or desirable, we would expect to draw on this facility for that purpose.

In order to most efficiently and effectively complete the renovation, it will be a year-round project. Our goal is to minimize disruption to current operations and to achieve this, we plan for The Garden to remain open for the New York Knicks’ and New York Rangers’ regular seasons and playoffs in the years the renovation takes place, while we sequence the construction to ensure that we maximize our construction efforts when we close The Garden during summer months. We currently expect the renovated lower bowl of The Garden to be open for the 2011-12 regular seasons and the renovated upper bowl to be open for the 2012-13 regular seasons. In each case, construction on areas such as concourses and certain restrooms, concessions and suites will continue during the seasons and a portion of the upper bowl seating (less than 1,500 seats) will be unavailable during part of the 2011-2012 season. We plan to close The Garden and The Theater at Madison Square Garden during the summer months from 2011 to 2013. We also plan to close The Theater at Madison Square Garden for the summer of 2010 in order to support the renovation of The Garden. We will seek to move events during the summer months to our other venues or to other times of the year when The Garden or The Theater at Madison Square Garden will be open, although some loss of revenue will occur. Given the scope and complexity of the project, there can be no assurance that the renovation will be completed or what the ultimate cost, scope or timing of the renovation will be.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(Continued)

We have assessed the implications of the recent distress in the capital and credit markets on our ability to meet our net funding and investing requirements over the next twelve months and we believe that a combination of cash-on-hand, cash generated from operating activities and availability under our credit facility should provide us with sufficient liquidity. However, continued market disruptions could cause broader economic downturns, which may lead to lower demand for our services, such as lower levels of attendance or advertising. These events would adversely impact our results of operations and our cash flows and might require that we seek alternative sources of funding.

Financing Agreements

Credit Facility

On January 28, 2010, MSG L.P., our wholly owned subsidiary and certain subsidiaries of MSG L.P. entered into a credit agreement with a syndicate of lenders providing for a new senior secured revolving credit facility of up to $375,000 with a term of five years. The proceeds of borrowings under the facility are expected to be available for working capital and capital expenditures, including but not limited to the renovation of The Garden, and for general corporate purposes. Up to $75,000 of the revolving credit facility is available for the issuance of letters of credit. All borrowings under the revolving credit facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of March 31, 2010, $3,620 has been utilized for letters of credit issued on behalf of MSG L.P. These letters of credit reduce the Company’s borrowing capacity, therefore the Company has available borrowing capacity of $371,380 under its revolving credit facility as of March 31, 2010.

The credit agreement requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00; and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for Madison Square Garden, Inc. As of March 31, 2010, the Company was in compliance with the financial covenants in the credit agreement.

The credit agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default.

Advances to Cablevision

As of December 31, 2009, the Company had advances outstanding to a subsidiary of Cablevision of $190,000 in the form of non-interest bearing advances. On January 28, 2010, the advances were replaced with a non-amortizing promissory note in the principal amount of $190,000, which accrued interest at a rate of 3.25% per annum. The note had a maturity date of June 30, 2010 with prepayment without penalty at Cablevision’s option. In March 2010, the entire principal balance of the promissory note was repaid, along with $914 of accrued interest.

Tax Disaffiliation Agreement

Under the terms of our Tax Disaffiliation Agreement with Cablevision, in order to preserve the tax-free treatment to Cablevision of the Distribution, we are subject to certain restrictions during the two-year period following the Distribution that might affect our ability to raise cash. In particular, we may not issue equity securities if any such issuances would, in the aggregate, constitute 50% or more of the voting power or value of our capital stock, which restriction might limit our financing options. This restriction will be more pronounced if the market price of our stock declines significantly below the value of our stock on the Distribution date, since the restrictions in the Tax Disaffiliation Agreement apply to the number of shares issued, rather than the proceeds we receive upon issuance. In addition, we are restricted from selling certain of our assets during the two-year period, which might also impede our ability to raise cash through asset sales.

Cash Flow Discussion

Operating Activities

Net cash used in operating activities amounted to $1,074 for the three months ended March 31, 2010 compared to $5,972 for the three months ended March 31, 2009. The cash used in operating activities during 2010 resulted from a $33,693 decrease in deferred revenue, a $16,414 increase in the net receivable due from Cablevision and a $7,317 increase in prepaid expenses and other assets. Partially offsetting these items were increases in cash resulting from $32,442 of income before depreciation and amortization, $5,845

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(Continued)

of non-cash items, a $10,192 increase in accrued and other liabilities, a $3,739 decrease in accounts receivable, net, and a $4,132 increase in deferred income taxes. The increase in cash provided by operating activities of $4,898 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 resulted from an increase in income before depreciation and amortization and other non-cash items of $23,469, partially offset by a decrease of $18,571 resulting from changes in other assets and liabilities, including the timing of payments among other items. The 2009 cash used in operating activities primarily resulted from a $33,703 decrease in deferred revenue and a decrease of $23,789 in accrued and other liabilities. Partially offsetting these items were increases in cash resulting from $13,787 of income before depreciation and amortization, a $22,019 decrease in accounts receivable, net, a $14,835 decrease in prepaid expenses and other assets, and $1,031 of non-cash items.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 was $21,346 compared to $14,826 for the three months ended March 31, 2009. Amounts in both periods were related to capital expenditures.

Financing Activities

Net cash provided by financing activities amounted to $180,251 for the three months ended March 31, 2010 compared to net cash used in financing activities of $303 for the three months ended March 31, 2009. For the 2010 period, the Company’s financing activities principally consisted of the receipt of amounts due from a subsidiary of Cablevision of $190,000 offset by deferred financing costs of $8,322. For the 2009 period, the Company’s financing activities consisted of $303 of principal payments on capital lease obligations.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies

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

To be Adopted in the First Quarter of 2011

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions. ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. ASU No. 2009-13 is required to be adopted on a prospective basis to revenue arrangements entered into or materially modified beginning in January 2011. Early adoption is permitted.

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(Continued)

Critical Accounting Policies

The following critical accounting policy discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived assets performed during the three months ended March 31, 2010. Accordingly, we have not repeated herein a discussion of the Company’s other critical accounting policies as set forth in our 2009 Annual Report on
Form 10-K.

Impairment of Long-Lived and Indefinite-Lived Assets:

The Company’s long-lived and indefinite-lived assets at March 31, 2010 include goodwill of $742,492, other intangible assets, net of $301,596 ($158,096 of which are identifiable indefinite-lived intangibles), and $352,818 of property and equipment, net. These assets accounted for approximately 68% of the Company’s consolidated total assets as of March 31, 2010.

Goodwill and identifiable indefinite-lived intangible assets, which represent the Company’s various trademarks and sports franchise intangibles, are tested annually for impairment during the first quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the impairment test for goodwill is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. For the purpose of evaluating goodwill impairment, the Company has three reporting units, all of which recognized goodwill.

The goodwill balance by reporting unit as of March 31, 2010 is as follows:

Reporting Unit	Goodwill Balance
MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187

$742,492

The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2010:

Reportable Segment	Identifiable Indefinite- Lived Intangible Assets Balance
MSG Entertainment	$ 61,881
MSG Sports	96,215

$158,096

The Company’s identifiable indefinite-lived intangible assets relate to trademarks and sports franchises. The Company’s indefinite-lived trademark intangible assets relate to the Company’s Radio City related trademarks which include the Radio City Christmas Spectacular and The Rockettes, and The Chicago Theatre related trademarks, which were all valued using a relief-from-royalty method in which the expected benefits are valued by discounting royalty revenue over projected revenues covered by the trademarks. The Company’s indefinite-lived sports franchises intangibles representing the Company’s NBA and NHL sports

Management’s Discussion and Analysis

of Results of Operations and Financial Condition

(Continued)

franchises are valued using a direct valuation method based on market comparables. Both the Radio City related trademarks and the sports franchises were recorded when Cablevision acquired the remaining 40% interest in a subsidiary of Cablevision which wholly-owned the Company in April 2005. Significant judgments inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

For other long-lived assets, including intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.

In assessing the recoverability of the Company’s goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rate, determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables. For MSG Media, these valuations also include assumptions for projected average rates per viewing subscriber and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to sports programming and programming rights and the cost of such sports programming and programming rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions. For MSG Entertainment, these valuations also include assumptions for number of shows and events at the Company’s venues and number of shows related to the Company’s proprietary content on tour. For MSG Sports, these valuations also include assumptions for ticket sales which include suite income, local and national television broadcasting rights, sponsorships, concessions, player and other team personnel compensation, and luxury tax or revenue sharing assumptions for comparable market transactions. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our long-lived assets.

Based on the Company’s annual impairment test during the first quarter of 2010, the Company’s reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit). In order to evaluate the sensitivity of the estimated fair value calculations of the Company’s reporting units on the annual impairment calculation for goodwill, the Company applied a hypothetical 30% decrease to the estimated fair values of each reporting unit. This hypothetical decrease of 30% would have no impact on the goodwill impairment analysis for any of the Company’s reporting units.

Based on the Company’s annual impairment test during the first quarter of 2010, the Company’s Radio City related trademarks and sports franchise identifiable indefinite-lived intangible assets had significant safety margins, representing the excess of the identifiable indefinite-lived intangible assets’ estimated fair value less their respective carrying values. In order to evaluate the sensitivity of the fair value calculations of all the Company’s identifiable indefinite-lived intangibles, the Company applied hypothetical 15%, 20% and 30% decreases to the estimated fair value of each of the Company’s identifiable indefinite-lived intangibles. These hypothetical 15%, 20% and 30% decreases in estimated fair value would not have resulted in an impairment of any of our identifiable indefinite-lived intangibles other than The Chicago Theatre related trademarks, which have a carrying value of $8,000. The hypothetical fair value decline would have resulted in impairment charges against The Chicago Theatre related trademarks of approximately $95, $560 and $1,490 at 15%, 20% and 30%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures referred to in paragraph 4(c) of their certifications included as exhibits to this report were effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In March 2008, a lawsuit was filed in the United States District Court for the Southern District of New York against MSG L.P. arising out of a January 23, 2007 automobile accident involving an individual who was allegedly drinking alcohol at several different establishments prior to the accident, allegedly including at an event at The Garden. The accident resulted in the death of two individuals. The plaintiffs filed suit against MSG L.P., the driver, and a New York City bar, asserting claims under the New York Dram Shop Act and seeking unspecified compensatory and punitive damages. The Company has insurance coverage for compensatory damages and legal expenses in this matter. Discovery in the case has been completed and MSG L.P. has filed a motion for summary judgment, which is pending before the court.

In addition to the matter discussed above, the Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the financial position or liquidity of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 2, 2010	181,598	$20.50	N/A	N/A

In March 2010, certain shares of Madison Square Garden, Inc.’s Class A Common Stock that were restricted on the same basis as underlying Cablevision restricted shares and issued to employees of the Company and Cablevision at the Distribution vested. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes of approximately $3.7 million, 181,598 of these shares were surrendered to the Company. The 181,598 acquired shares have been classified as treasury stock.

Item 6. Exhibits

(a)	Index to Exhibits

Exhibit No.	Description
10.1	Madison Square Garden, Inc. 2010 Stock Plan for Non-Employee Directors.†
31.1	Certification of Hank J. Ratner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert M. Pollichino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Hank J. Ratner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert M. Pollichino pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of May, 2010.

Madison Square Garden, Inc.

By:	/s/ Robert M. Pollichino
Name:	Robert M. Pollichino
Title:	Executive Vice President and Chief Financial Officer