Form 10-Q
period 2010-06-30
Madison Square Garden, Inc.
filed 2010-08-06
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated	☐	Accelerated	☐	Non-accelerated	☒	Smaller reporting	☐
filer		filer		filer		company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐             No      ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding, as the latest practicable date.

Class of Stock	Shares Outstanding as of July 30, 2010
Class A Common Stock par value $0.01 per share	62,245,496
Class B Common Stock par value $0.01 per share	13,588,555

MADISON SQUARE GARDEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MADISON SQUARE GARDEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues (including revenues from Cablevision of $39,186 and $31,731 for the three months ended June 30, 2010 and 2009, respectively, and $78,783 and $63,942 for the six months ended June 30, 2010 and 2009, respectively)	$227,131	$207,336	$533,632	$488,654

Operating expenses:
Direct operating (excluding depreciation and amortization shown below and including expenses from Cablevision of $2,664 and $7,113 for the three months ended June 30, 2010 and 2009, respectively, and $5,733 and $14,199 for the six months ended June 30, 2010 and 2009, respectively)	124,451	122,319	320,914	329,328
Selling, general and administrative (including expenses from Cablevision of $2,836 and $13,038 for the three months ended June 30, 2010 and 2009, respectively, and $6,664 and $24,887 for the six months ended June 30, 2010 and 2009, respectively)	62,786	79,017	127,632	139,680
Depreciation and amortization	14,199	14,768	29,260	30,496

	201,436	216,104	477,806	499,504

Operating income (loss)	25,695	(8,768)	55,826	(10,850)

Other income (expense):
Interest income (including interest income from Cablevision of $0 for both the three months ended June 30, 2010 and 2009 and $914 and $0 for the six months ended June 30, 2010 and 2009, respectively)	568	681	2,041	1,452
Interest expense	(1,556)	(1,078)	(3,147)	(2,120)
Miscellaneous	—	2,000	2,000	2,000

	(988)	1,603	894	1,332

Income (loss) from operations before income taxes	24,707	(7,165)	56,720	(9,518)
Income tax benefit (expense)	(10,694)	3,266	(25,326)	3,678

Net income (loss)	$14,013	$(3,899)	$31,394	$(5,840)

Basic net earnings (loss) per common share	$0.19	$(0.05)	$0.43	$(0.08)

Diluted net earnings (loss) per common share	$0.18	$(0.05)	$0.41	$(0.08)

Weighted-average number of common shares outstanding: (Refer to Note 3)
Basic	73,957	73,309	73,705	73,309
Diluted	76,773	73,309	76,488	73,309

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$319,745	$109,716
Restricted cash	11,414	7,139
Accounts receivable, net of allowance for doubtful accounts of $2,386 and $2,337	108,983	130,460
Net receivable due from Cablevision	23,351	7,845
Prepaid expenses	33,038	36,849
Advances due from a subsidiary of Cablevision	—	190,000
Other current assets	29,578	37,049

Total current assets	526,109	519,058
Property and equipment, net of accumulated depreciation of $395,466 and $375,223	363,061	342,005
Other assets	129,543	131,820
Amortizable intangible assets, net of accumulated amortization of $104,874 and $105,351	139,013	148,028
Indefinite-lived intangible assets	158,096	158,096
Goodwill	742,492	742,492

	$2,058,314	$2,041,499

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,506	$7,104
Accrued liabilities:
Employee related costs	57,791	71,646
Other expenses	86,252	85,815
Deferred revenue	128,549	133,584

Total current liabilities	274,098	298,149
Defined benefit and other postretirement obligations	55,947	45,165
Other employee related costs	37,801	44,407
Other liabilities	62,816	63,568
Deferred tax liability	513,907	484,107

Total liabilities	944,569	935,396

Commitments and contingencies (Refer to Note 9)

Stockholders’ Equity:
Class A Common stock, par value $0.01, 360,000 authorized; 62,247 outstanding as of June 30, 2010	624	—
Class B Common stock, par value $0.01, 90,000 authorized; 13,589 outstanding as of June 30, 2010	136	—
Preferred stock, par value $0.01, 45,000 authorized; none outstanding	—	—
Additional paid-in capital (paid-in capital, for the period prior to the Distribution)	1,023,081	1,042,283
Treasury stock	(3,723)	—
Retained earnings	109,267	77,873
Accumulated other comprehensive loss	(15,640)	(14,053)

Total stockholders’ equity	1,113,745	1,106,103

	$2,058,314	$2,041,499

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$31,394	$(5,840)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,260	30,496
Impairment of deferred costs	9,945	—
Share-based compensation expense related to equity classified awards	4,585	—
Deemed capital contribution related to income taxes	2,712	143
Share-based compensation expense prior to the Distribution	1,012	6,913
Amortization of deferred financing costs	908	—
Provision for doubtful accounts	294	193
Amortization of purchase accounting liability related to unfavorable contracts	—	(1,344)
Excess tax benefit on share-based awards	(618)	—
Change in assets and liabilities:
Accounts receivable, net	21,183	23,958
Net receivable due from Cablevision	(15,506)	(463)
Prepaid expenses and other assets	4,794	10,799
Accrued and other liabilities	(5,614)	(30,043)
Deferred revenue	(5,035)	(15,605)
Deferred income taxes	(8,516)	(3,678)

Net cash provided by operating activities	70,798	15,529

Cash flows from investing activities:
Capital expenditures	(43,766)	(23,810)
Decrease in restricted cash	2,000	—

Net cash used in investing activities	(41,766)	(23,810)

Cash flows from financing activities:
Proceeds from promissory note due from a subsidiary of Cablevision	190,000	—
Additions to deferred financing costs	(8,363)	—
Purchase of shares	(3,723)	—
Proceeds from stock option exercises	3,119	—
Capital contribution	—	148
Excess tax benefit on share-based awards	618	—
Principal payments on capital lease obligations	(654)	(609)

Net cash provided by (used in) financing activities	180,997	(461)

Net increase (decrease) in cash and cash equivalents	210,029	(8,742)
Cash and cash equivalents at beginning of period	109,716	70,726

Cash and cash equivalents at end of period	$319,745	$61,984

Non-cash investing and financing activities:
Deemed capital contributions (distributions), net primarily related to income taxes and share-based compensation expense prior to the Distribution	$(26,636)	$7,056
Leasehold improvements paid by landlord	3,049	—

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)	Common Stock Issued	Additional Paid-in Capital (Paid-in Capital for the period prior to the Distribution)	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2010	$—	$1,042,283	$—	$77,873	$(14,053)	$1,106,103
Net income	—	—	—	31,394	—	31,394
Pension and postretirement plan liability adjustments, net of taxes	—	—	—	—	562	562

Comprehensive income						31,956
Deemed capital contribution related to share-based compensation expense prior to the Distribution	—	1,012	—	—	—	1,012
Deemed capital contribution related to income taxes	—	2,712	—	—	—	2,712
Adjustments related to the transfer of liabilities from Cablevision related to certain pension plans as a result of the Distribution, net of taxes	—	—	—	—	(2,149)	(2,149)
Deemed capital contribution related to the transfer of certain liabilities between the Company and Cablevision, net of taxes	—	5,125	—	—	—	5,125
Reclassification of common stock in connection with the Distribution	755	(755)	—	—	—	—
Distribution date deferred tax assets and liabilities adjustments (Refer to Note 16)	—	(35,485)	—	—	—	(35,485)
Proceeds from exercise of options	5	3,114	—	—	—	3,119
Share-based compensation expense	—	4,585	—	—	—	4,585
Treasury stock acquired from acquisition of restricted shares	—	—	(3,723)	—	—	(3,723)
Excess tax benefit on share-based awards, net of deficiency	—	490	—	—	—	490

Balance at June 30, 2010	$760	$1,023,081	$(3,723)	$109,267	$(15,640)	$1,113,745

(In thousands)	Common Stock Issued	Additional Paid-in Capital (Paid-in Capital for the period prior to the Distribution)	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2009	$—	$1,027,726	$—	$50,224	$(5,327)	$1,072,623
Net loss	—	—	—	(5,840)	—	(5,840)
Pension and postretirement plan liability adjustments, net of taxes	—	—	—	—	53	53

Comprehensive loss						(5,787)
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	—	6,913	—	—	—	6,913
Capital contribution	—	148	—	—	—	148
Deemed capital contribution related to income taxes	—	143	—	—	—	143

Balance at June 30, 2009	$—	$1,034,930	$—	$44,384	$(5,274)	$1,074,040

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Description of Business

Madison Square Garden, Inc. (together with its subsidiaries, the “Company” or “Madison Square Garden”) was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On January 12, 2010, Cablevision’s board of directors approved the distribution of all the outstanding common stock of Madison Square Garden, Inc. to Cablevision shareholders (the “Distribution”) and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in Madison Square Garden, L.P. (“MSG L.P.”). MSG L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Company’s businesses until the Distribution occurred on February 9, 2010. Each holder of record of Cablevision NY Group Class A Common Stock as of close of business on January 25, 2010 (the “Record Date”) received one share of Madison Square Garden, Inc. Class A Common Stock for every four shares of Cablevision Class A Common Stock held. Each holder of record of Cablevision NY Group Class B Common Stock as of the Record Date received one share of Madison Square Garden, Inc. Class B Common Stock for every four shares of Cablevision NY Group Class B Common Stock held. MSG L.P. is now a wholly-owned subsidiary of Madison Square Garden, Inc. through which the Company conducts substantially all of its business activities.

The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company’s venues. MSG Entertainment creates, produces and/or presents a variety of live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes, and shows that the Company co-produces with Cirque du Soleil, such as Wintuk and Banana Shpeel. MSG Sports owns and operates sports franchises, including the New York Knicks of the National Basketball Association (“NBA”), the New York Rangers of the National Hockey League (“NHL”), the New York Liberty of the Women’s National Basketball Association, and the Hartford Wolf Pack of the American Hockey League, which is the primary player development team for the New York Rangers. MSG Sports also features other sports properties, including the presentation of a wide variety of premier live sporting events.

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

Note 2. Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited combined financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed on March 18, 2010 with the SEC (the “2009 Annual Report on Form 10-K”). The financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of our revenues on our sports teams and Christmas shows generally make our business seasonal with a disproportionate share of our revenues and operating income being derived in the fourth quarter of each year.

Principles of Consolidation

The financial statements include the accounts of Madison Square Garden, Inc. and its subsidiaries. For periods prior to the Distribution date, the financial statements were prepared on a combined basis and reflect the assets, liabilities, revenues and expenses of the Company as if it were a separate entity for those periods. However, for all periods prior to the Distribution, deferred tax assets and liabilities have been measured using the estimated applicable corporate tax rates historically used by Cablevision (refer to Note 16). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company is currently evaluating the potential impact of Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions. ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments, and how the application of the relative selling price method affects the timing or amount of revenue recognition. ASU No. 2009-13 is required to be adopted on a prospective basis to revenue arrangements entered into or materially modified beginning in January 2011, and early adoption is permitted.

Note 3. Net Earnings (Loss) per Common Share

Basic net earnings (loss) per common share (“EPS”) is based upon net earnings (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock, restricted stock units and shares restricted on the same basis as underlying Cablevision restricted shares (refer to Note 13) only in the periods in which such effect would have been dilutive.

Common shares assumed to be outstanding during the three and six month periods ended June 30, 2009 totaled 73,309, representing the shares issued to Cablevision shareholders on the Distribution date for purposes of calculating basic EPS.

The table below presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted-average shares for basic EPS	73,957	73,309	73,705	73,309
Dilutive effect of shares issuable under share-based compensation plans and shares restricted on the same basis as underlying Cablevision restricted shares	2,816	—	2,783	—

Weighted-average shares for diluted EPS	76,773	73,309	76,488	73,309

The Company has excluded 57 and 49 shares from the calculation of diluted EPS for the three and six months ended June 30, 2010, respectively, because their inclusion would have been anti-dilutive.

Note 4. Comprehensive Income (Loss)

The following table presents comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$14,013	$(3,899)	$31,394	$(5,840)
Pension and postretirement plan liability adjustments, net of taxes	278	27	562	53

Comprehensive income (loss)	$14,291	$(3,872)	$31,956	$(5,787)

Note 5. Impairment Charges

As a result of Banana Shpeel’s financial performance, the Company evaluated whether or not an impairment of the associated deferred costs had occurred.

In determining whether the deferred costs were recoverable, the Company estimated the undiscounted future cash flows over the expected term of the show and compared the undiscounted cash flows to the asset’s carrying value. As a result, the Company concluded the costs would not be recoverable. The Company then determined the fair value of the asset by discounting the estimated future cash flows. The impairment charge was the difference between the carrying value of the asset and its fair value.

As such, the Company’s MSG Entertainment reportable segment recorded a pre-tax impairment charge of approximately $9,945 for the unamortized deferred costs remaining on the Company’s financial statements at the end of the show’s run at the Beacon Theatre.

This pre-tax impairment charge is reflected in direct operating expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2010.

Note 6. Team Personnel Transactions and Insurance Recoveries

Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players on our sports teams for season-ending injuries, waivers and trades, and termination costs of other team personnel. The Company’s MSG Sports segment recognizes the estimated ultimate cost of these events, including the Company’s estimated future obligation for luxury tax attributable to Knicks player transactions, in the period in which they occur, net of anticipated insurance recoveries. Amounts due to such players are generally paid over their remaining contract terms. These provisions amounted to $90 and $19,377 for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, these provisions amounted to $6,313 and $23,486, respectively. The provisions recorded in the three months ended June 30, 2010 and 2009 are net of insurance recoveries of $0 and $426, respectively. The provisions recorded in the six months ended June 30, 2010 and 2009 are net of insurance recoveries of $820 and $426, respectively.

In addition, during the three months ended June 30, 2010 and 2009, the Company recorded $600 and $1,233, respectively, in insurance recoveries related to non season-ending player injuries. For the six months ended June 30, 2010 and 2009, the Company recorded $7,921 and $4,838, respectively, in insurance recoveries related to non season-ending player injuries.

The accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009 include $0 and $5,929, respectively, in other current assets, for these team personnel related insurance recoveries.

Note 7. Investments

In June 2008, the Company purchased a minority ownership interest in a company for $37,632, which is accounted for under the cost method. During both of the six month periods ended June 30, 2010 and 2009, the Company received a $2,000 dividend representing the distribution of earnings from this cost method investment which was recognized in miscellaneous income in the accompanying consolidated statements of operations. As of June 30, 2010 and December 31, 2009, this investment is recognized as a component of other assets in the accompanying consolidated balance sheets. It was not practicable for the Company to estimate the fair value of this minority ownership interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

Note 8. Goodwill and Intangible Assets

The carrying amount of goodwill, by reportable segment, as of June 30, 2010 and December 31, 2009 is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187

$742,492

Based on the Company’s annual impairment test during the first quarter of 2010, the Company’s reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit). In order to evaluate the sensitivity of the estimated fair value calculations of the Company’s reporting units on the annual impairment calculation for goodwill, the Company applied a hypothetical 30% decrease to the estimated fair value of each reporting unit. This hypothetical decrease of 30% would have no impact on the goodwill impairment analysis for any of the Company’s reporting units.

The Company’s intangible assets are as follows:

At June 30, 2010	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Affiliation agreements and affiliate relationships(a)	$120,536	$ (45,331)	$75,205
Season ticket holder relationships	75,005	(29,100)	45,905
Suite holder relationships	15,394	(7,345)	8,049
Broadcast rights	15,209	(11,944)	3,265
Other intangibles(a)	17,743	(11,154)	6,589

Total intangible assets subject to amortization	243,887	(104,874)	139,013

Sports franchises (MSG Sports segment)	96,215	—	96,215
Trademarks (MSG Entertainment segment)	61,881	—	61,881

Total indefinite-lived intangible assets	158,096	—	158,096

Total intangible assets	$401,983	$(104,874)	$297,109

At December 31, 2009	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Affiliation agreements and affiliate relationships	$124,770	$ (45,909)	$ 78,861
Season ticket holder relationships	75,005	(26,377)	48,628
Suite holder relationships	15,394	(6,645)	8,749
Broadcast rights	15,209	(11,182)	4,027
Other intangibles	23,001	(15,238)	7,763

Total intangible assets subject to amortization	253,379	(105,351)	148,028

Sports franchises (MSG Sports segment)	96,215	—	96,215
Trademarks (MSG Entertainment segment)	61,881	—	61,881

Total indefinite-lived intangible assets	158,096	—	158,096

Total intangible assets	$411,475	$(105,351)	$306,124

(a)	During the six months ended June 30, 2010, certain intangible assets became fully amortized.

Based on the Company’s annual impairment test during the first quarter of 2010, the Company’s Radio City related trademarks and sports franchise identifiable indefinite-lived intangible assets had significant safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value less its respective carrying value. In order to evaluate the sensitivity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

of the fair value calculations of all the Company’s identifiable indefinite-lived intangibles, the Company applied hypothetical 15%, 20% and 30% decreases to the estimated fair value of each of the Company’s identifiable indefinite-lived intangibles. These hypothetical 15%, 20% and 30% decreases in estimated fair value would not have resulted in an impairment of any of our identifiable indefinite-lived intangibles other than The Chicago Theatre related trademarks, which have a carrying value of $8,000. The hypothetical fair value decline would have resulted in impairment charges against The Chicago Theatre related trademarks of approximately $95, $560 and $1,490 at 15%, 20% and 30%, respectively.

Amortization expense was $4,487 and $4,605, for the three months ended June 30, 2010 and 2009, respectively. Amortization expense was $9,015 and $10,355 for the six months ended June 30, 2010 and 2009, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each year from 2010 through 2014 to be as follows:

For the year ended December 31, 2010 (including the six months ended June 30, 2010)	$17,629
For the year ended December 31, 2011	17,224
For the year ended December 31, 2012	14,434
For the year ended December 31, 2013	10,574
For the year ended December 31, 2014	10,574

Note 9. Commitments and Contingencies

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

Note 10. Debt

Total debt of the Company consists of the following:

	June 30, 2010	December 31, 2009
Revolving Credit Facility	$—	$—
Capital lease obligations due to a subsidiary of Cablevision(a)	5,581	6,235

Total	$5,581	$6,235

(a)	Classified in other liabilities in the accompanying consolidated balance sheets.

On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a new senior secured revolving credit facility of up to $375,000 with a term of five years (the “Revolving Credit Facility”). The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including but not limited to the comprehensive transformation of The Garden (the “Transformation”), and for general corporate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of June 30, 2010, there was $3,620 in letters of credit issued under the Revolving Credit Facility. The Company’s available borrowing capacity under the Revolving Credit Facility as of June 30, 2010 was $371,380.

The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00; and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for Madison Square Garden, Inc. As of June 30, 2010, the Company was in compliance with the financial covenants in the Revolving Credit Facility.

In connection with the entry into this borrowing facility, the Company incurred deferred financing costs of $10,900, which are being amortized to interest expense over the five-year term of the Revolving Credit Facility.

Note 11. Fair Value Measurement

The fair value hierarchy, as outlined in the guidance under Accounting Standards Codification Topic 820, is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

The following table presents for each of these hierarchy levels, the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

June 30, 2010	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash equivalents	$209,873	$209,873	$ —	$ —

December 31, 2009
Cash equivalents	$109,296	$109,296	$ —	$ —

The Company’s cash equivalents are primarily invested in money market funds and, are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets.

Note 12. Pension and Other Postretirement Benefit Plans

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

Effective January 1, 2010, employees of the Company ceased participation in the Cablevision Cash Balance Pension Plan and Cablevision Excess Cash Balance Plan (the “Cablevision Cash Balance Plans”) and began participation in the Company-sponsored MSG Cash Balance Pension Plan and MSG Excess Cash Balance Plan, an unfunded non-contributory non-qualified excess cash balance plan (collectively, the “MSG Cash Balance Plans”). Also effective January 1, 2010, the Company assumed the liability to pay benefits to current and former employees of the Company who had previously participated in the Cablevision Cash Balance Plans. The preliminary estimates of such liabilities assumed under the MSG Cash Balance Pension Plan and MSG Excess Cash Balance Plan as of January 1, 2010 were $3,187 and $3,300, respectively, and are reflected in the accompanying balance sheet as of June 30, 2010.

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

Components of net periodic benefit cost for the Company’s Pension Plans and Postretirement Plan for the three and six months ended June 30, 2010 and 2009 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended June 30,
	2010	2009	2010	2009
Service cost	$1,363	$99	$55	$64
Interest cost	1,628	1,372	89	88
Expected return on plan assets	(331)	(571)	—	—
Recognized actuarial loss (gain)	527	88	(13)	(11)
Amortization of unrecognized prior service cost (credit)	9	—	(33)	(32)

Net periodic benefit cost	$3,196	$988	$98	$109

	Pension Plans		Postretirement Plan
	Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$2,724	$198	$109	$128
Interest cost	3,256	2,744	180	177
Expected return on plan assets	(662)	(1,143)	—	—
Recognized actuarial loss (gain)	1,057	176	(27)	(22)
Amortization of unrecognized prior service cost (credit)	17	1	(66)	(66)

Net periodic benefit cost	$6,392	$1,976	$196	$217

In addition to the amounts reflected in the table above for Company sponsored benefit plans, for the three and six months ended June 30, 2009, the Company recorded $1,250 and $2,500, respectively, of expense related to the Cablevision Cash Balance Plans.

For the six months ended June 30, 2010, the Company contributed $185 to one of its Union Plans.

In addition, Cablevision sponsors qualified and non-qualified savings plans (the “Cablevision Savings Plans”) in which employees of the Company continue to participate for a period of time after the Distribution (the “Transition Period”) until such time that the Company establishes its own savings plans. The Company makes matching cash contributions on behalf of its employees to the Cablevision Savings Plans in accordance with the terms of those plans. Expenses related to these Cablevision-sponsored plans included in the accompanying consolidated statements of operations were $756 and $1,399 for the three and six months ended June 30, 2010, respectively, compared to $595 and $1,195 for the comparable periods of the prior year.

Note 13. Share-based Compensation

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

In connection with the Distribution, each Cablevision stock option and stock appreciation right (“rights” or “SAR”) outstanding at the Distribution date became two options/rights. Cablevision options were converted into options to acquire Cablevision NY Group Class A Common Stock and options to acquire Madison Square Garden, Inc. Class A Common Stock. Cablevision rights were converted into rights with respect to the cash value of Cablevision NY Group Class A Common Stock and rights with respect to the cash value of Madison Square Garden, Inc.’s Class A Common Stock. The number of shares of Madison Square Garden, Inc. Class A Common Stock that became subject to each option/right was based on the one:four distribution ratio (i.e., one share of Madison Square Garden, Inc. Common Stock for every four shares of Cablevision NY Group Class A Common Stock). The existing exercise price was allocated between the existing Cablevision options/rights and the Madison Square Garden, Inc. new options/rights based upon the ten-day weighted-average prices of the Cablevision NY Group Class A Common Stock and Madison Square Garden, Inc. Class A Common Stock, taking into account the one:four distribution ratio. As a result of this adjustment, 82.63% of the pre-Distribution exercise price of options and rights was allocated to the Cablevision options and rights and 17.37% was allocated to the new Madison Square Garden, Inc. options and rights. The options and the rights with respect to Madison Square Garden, Inc. Class A Common Stock were issued under the new Employee Stock Plan or the Non-Employee Director Plan, as applicable.

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

Share-based Payment Award Activity

The following table summarizes activity relating to holders (including both Company and Cablevision employees) of Madison Square Garden, Inc. stock options for the period from February 10, 2010 (the day following the Distribution date) to June 30, 2010:

	Number of Shares Under Option		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)
	Time Vesting Options	Performance Vesting Options(a)
Balance, February 10, 2010	2,308	163	$ 9.53	4.84
Granted	—	—	—
Exercised	(332)	(39)	$ 8.41
Forfeited/Expired	(43)	—	$ 29.93

Balance, June 30, 2010	1,933	124	$ 9.31	4.66

Options exercisable at June 30, 2010	1,214	124	$10.11	4.71

Options expected to vest in the future	719	—	$ 8.17	4.58

(a)	The Cablevision performance objective with respect to these awards has been achieved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

Of the total number of shares under option as of June 30, 2010, 1,949 were held by Cablevision employees (including the Company’s Executive Chairman, and President and Chief Executive Officer).

The following table summarizes activity relating to holders (including both Company and Cablevision employees) of Madison Square Garden, Inc. Class A Common Stock restricted on the same basis as the underlying Cablevision restricted stock, as well as restricted shares issued under the Employee Stock Plan for the period from February 10, 2010 (the day following the Distribution date) to June 30, 2010:

	Restricted Shares	Weighted-Average Fair Value Per Share at Date of Grant
Unvested award balance, February 10, 2010	2,238(a)	$12.46
Granted	119(b)	$21.90
Vested	(453)(c)	$20.10
Awards forfeited	(20)	$10.11

Unvested award balance, June 30, 2010	1,884	$11.83

(a)	Represents shares of the Madison Square Garden, Inc. Class A Common Stock restricted on the same basis as the underlying Cablevision restricted stock.

(b)	On March 29, 2010, the Company granted to an employee, under the Employee Stock Plan, 119 shares of restricted stock. This award is subject to performance criteria.

(c)	During the six months ended June 30, 2010, 453 shares of Madison Square Garden, Inc. Class A Common Stock issued to employees of the Company and Cablevision vested. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 182 of these shares, with an aggregate value of $3,723, were surrendered to the Company. These acquired shares have been classified as treasury stock.

Of the total unvested award balance as of June 30, 2010, 1,438 restricted shares were held by Cablevision employees (including the Company’s Executive Chairman, and President and Chief Executive Officer).

The following table summarizes activity relating to Madison Square Garden, Inc. Restricted Stock Units for the period from February 10, 2010 (the day following the Distribution date) to June 30, 2010:

	Number of Restricted Stock Units (RSUs)		Weighted- Average Fair Value Per Share at Date of Grant
	Time Vesting RSUs	Performance Vesting RSUs
Balance, February 10, 2010	—	—	$ —
Granted	533(a) (b)	301(a)	$21.87
Vested	(50)(b)	—	$21.90
Awards forfeited	(15)	—	$21.90

Unvested award balance, June 30, 2010	468	301	$21.87

(a)	Primarily represents a grant made by the Company to its employees under the Employee Stock Plan, on March 29, 2010, of 753 restricted stock units, of which 301 are subject to the attainment of certain performance criteria. These awards are subject to three-year cliff vesting. The restricted stock units will settle in stock, or, at the option of the Compensation Committee, in cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

(b)	On March 29, 2010, the Company granted its non-employee directors, under the Non-Employee Director Plan, 50 restricted stock units which immediately vested. The awards will be settled in stock, or, at the option of the Compensation Committee, in cash, on the first business day ninety days after the director’s service on the Board of Directors ceases.

Share-based Compensation Expense

Share-based compensation expense, recognized as selling, general and administrative expense, for the three and six months ended June 30, 2010 was $2,548 and $5,859, respectively. Share-based compensation expense for the three and six months ended June 30, 2009 was $4,512 and $6,850, respectively. For the three and six months ended June 30, 2009, the Company’s share-based compensation expense includes amounts related to Company employees participating in Cablevision equity award programs, as well as amounts related to Cablevision employees and non-employee directors to the extent allocated to the Company. Effective January 1, 2010, the Company no longer receives an allocation of share-based compensation expense for Cablevision employees and non-employee directors, including expense related to the Company’s Executive Chairman, and President and Chief Executive Officer with respect to their participation in Cablevision equity award programs (given that they remained as executive officers of Cablevision).

Note 14. Related Party Transactions

The Dolan family, including trusts for the benefit of the Dolan family, collectively owns all of the Company’s outstanding Class B Common Stock, less than 4% of outstanding Madison Square Garden, Inc. Class A Common Stock and approximately 70% of the total voting power of Madison Square Garden, Inc.’s outstanding common stock. The Dolan family is also the controlling stockholder of Cablevision.

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

The following table summarizes the composition and amounts of the significant transactions with Cablevision that are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$39,186	$31,731	$78,783	$63,942

Operating expenses:
Corporate general and administrative	(2,466)	(6,403)	(5,775)	(12,844)
Origination, master control and post production services and studio costs	(2,215)	(4,623)	(4,469)	(8,663)
Risk management and general insurance	—	(1,595)	(713)	(3,190)
Cablevision long-term incentive plans	—	(1,165)	—	(2,602)
Share-based compensation	—	(1,906)	—	(3,238)
Health and welfare plans	—	(3,448)	—	(6,350)
Other	(819)	(1,011)	(1,440)	(2,199)

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

Origination, Master Control and Post Production Services and Studio Costs

Cablevision provides certain origination, master control and post production services to the Company. During the three and six months ended June 30, 2009 Cablevision also provided studio usage to the Company.

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

Cablevision Long-Term Incentive Plans

In 2009, 2008 and 2007, Cablevision granted three-year performance awards to certain employees under Cablevision’s 2006 Cash Incentive Plan. The performance metrics in each employee’s applicable award agreement for 2009 and 2008 are required to be adjusted to reflect the exclusion of the Company from the business of Cablevision. In addition, Cablevision granted deferred compensation awards to certain employees under Cablevision’s Long-Term Incentive Plan (which was superseded by the Cablevision 2006 Cash Incentive Plan), which were unaffected by the Distribution. For the six months ended June 30, 2009, the Company’s long-term incentive plan expense includes amounts related to Company employees participating in Cablevision award programs, as well as amounts related to Cablevision employees to the extent allocated to the Company. Effective January 1, 2010, the Company no longer receives an allocation of long-term incentive plan expense for Cablevision employees, including expense related to the Company’s Executive Chairman, and President and Chief Executive Officer with respect to their participation in Cablevision long-term incentive plans (given that they remained as executive officers of Cablevision). The amount in the table above only reflects the portion of the Company’s expense related to the allocation for Cablevision employees.

The portion of the Company’s long-term incentive plan liability as of the Distribution date related to the allocation for Cablevision employees was assumed by Cablevision and is reflected as a deemed capital contribution from Cablevision in the accompanying consolidated statement of equity and comprehensive income (loss) for the six months ended June 30, 2010.

Share-based Compensation

The amount in the table above only reflects the portion of the Company’s expense related to the allocation for Cablevision employees and non-employee directors. Refer to Note 13 for a discussion of share-based compensation expense.

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

Other

Refer to Note 12 for discussion of the participation of Company employees in Cablevision sponsored retirement benefit plans.

Refer to Note 10 for information on the Company’s capital lease obligations due to a subsidiary of Cablevision.

Note 15. Property and Equipment

As of June 30, 2010 and December 31, 2009, property and equipment (including equipment under capital leases) consisted of the following assets:

	June 30, 2010	December 31, 2009
Land	$67,921	$67,921
Buildings	180,515	185,618
Equipment	236,019	222,965
Aircraft	38,611	38,611
Furniture and fixtures	15,162	14,330
Leasehold improvements	130,653	129,352
Construction in progress	89,646	58,431

	758,527	717,228
Less accumulated depreciation and amortization	(395,466)	(375,223)

	$363,061	$342,005

Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $9,712 and $20,245 for the three and six months ended June 30, 2010, respectively, as compared to $10,163 and $20,141 for the comparable periods of the prior year.

Through June 30, 2010, the Company has incurred approximately $85,000 in costs associated with the Transformation that are primarily recorded in construction in progress. Depreciation is being accelerated for The Garden assets that are planned to be removed as a result of the Transformation.

As of June 30, 2010 and December 31, 2009, the gross amount of equipment and related accumulated depreciation recorded under capital leases included in the table above are as follows:

	June 30, 2010	December 31, 2009
Equipment	$13,351	$13,351
Less accumulated depreciation	(9,073)	(8,588)

	$4,278	$4,763

Note 16. Income Taxes

Income tax expense for the three and six months ended June 30, 2010 of $10,694 and $25,326, respectively, differ from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes and the impact of nondeductible expenses, partially offset by the tax benefit resulting from nontaxable disability insurance recoveries. The effective tax rate was 43% and 45% for the three and six months ended June 30, 2010, respectively.

Income tax benefit for the three and six months ended June 30, 2009 of $3,266 and $3,678, respectively, differ from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state income taxes and the tax benefit resulting from nontaxable disability insurance recoveries, partially offset by the impact of nondeductible expenses. The effective tax rate was 46% and 39% for the three and six months ended June 30, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

For all periods prior to the Distribution, deferred tax assets and liabilities have been measured using the estimated applicable corporate tax rates historically used by Cablevision. Due to the Company’s significant presence in the City of New York, the estimated applicable corporate tax rate used to measure deferred taxes is higher for the Company as a stand-alone entity. As such, as of the Distribution date, an increase in the deferred tax liability of $31,353 to reflect use of the higher stand-alone estimated applicable corporate tax rate was recorded as an adjustment to paid-in capital. In addition, as of the Distribution date, the deferred tax asset for share-based awards was reduced by $4,092 through an adjustment to paid-in capital to eliminate the portion of the deferred tax asset relating to the share-based compensation expense attributable to Cablevision employees that was allocated to the Company prior to the Distribution. For all periods prior to the Distribution, allocable current income tax liabilities calculated on a stand-alone company basis that the Company did not pay directly have been reflected as deemed capital contributions to the Company from Cablevision. Such contributions amounted to $2,712 and $143 for the six months ended June 30, 2010 and 2009, respectively.

Note 17. Segment Information

The Company classifies its business interests into three reportable segments which are MSG Media, MSG Entertainment and MSG Sports. The Company allocates certain corporate costs to all of its reportable segments. In addition, the Company allocates its venue operating expenses to its MSG Entertainment and MSG Sports segments. Venue operating costs include the non-event related costs of operating the Company’s venues, and include such costs as rent, real estate taxes, insurance, utilities, repairs and maintenance and labor related to the overall management of the venues. Depreciation related to The Garden and The Theater at Madison Square Garden is not allocated to the reportable segments and is recognized in “All other.”

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

The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring charges or credits, which is referred to as adjusted operating cash flow, a non-GAAP measure. The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure. Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
MSG Media	$134,482	$113,767	$273,987	$232,058
MSG Entertainment	46,765	41,024	88,238	79,032
MSG Sports	63,874	68,575	206,537	210,162
Inter-segment eliminations	(17,990)	(16,030)	(35,130)	(32,598)

	$227,131	$207,336	$533,632	$488,654

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Inter-segment revenues
MSG Media	$—	$—	$—	$—
MSG Entertainment	(25)	(26)	(51)	(51)
MSG Sports	(17,965)	(16,004)	(35,079)	(32,547)

	$(17,990)	$(16,030)	$(35,130)	$(32,598)

Inter-segment eliminations are primarily local television rights recognized by the Company’s MSG Sports segment from the licensing of team programming to the Company’s MSG Media segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Adjusted operating cash flow
MSG Media	$62,113	$39,880	$123,892	$83,574
MSG Entertainment	(20,037)	(11,752)	(32,750)	(26,059)
MSG Sports	3,545	(15,815)	6,952	(27,022)
All other(a)	(3,179)	(1,801)	(7,149)	(3,997)

	$42,442	$10,512	$90,945	$26,496

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Depreciation and amortization
MSG Media	$4,969	$4,690	$9,767	$10,505
MSG Entertainment	2,308	2,665	4,639	5,049
MSG Sports	2,607	2,575	5,214	5,146
All other(b)	4,315	4,838	9,640	9,796

	$14,199	$14,768	$29,260	$30,496

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Share-based compensation expense
MSG Media	$484	$1,850	$1,688	$2,809
MSG Entertainment	499	1,715	1,740	2,603
MSG Sports	351	947	1,217	1,438
All other	1,214	—	1,214	—

	$2,548	$4,512	$5,859	$6,850

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating income (loss)
MSG Media	$56,660	$33,340	$112,437	$70,260
MSG Entertainment	(22,844)	(16,132)	(39,129)	(33,711)
MSG Sports	587	(19,337)	521	(33,606)
All other	(8,708)	(6,639)	(18,003)	(13,793)

	$25,695	$(8,768)	$55,826	$(10,850)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

A reconciliation of reportable segment operating income (loss) to the Company’s consolidated income (loss) from operations before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total operating income (loss) for reportable segments	$34,403	$(2,129)	$73,829	$2,943
Other operating loss	(8,708)	(6,639)	(18,003)	(13,793)

Operating income (loss)	25,695	(8,768)	55,826	(10,850)
Items excluded from operating income (loss):
Interest income	568	681	2,041	1,452
Interest expense	(1,556)	(1,078)	(3,147)	(2,120)
Miscellaneous income	—	2,000	2,000	2,000

Income (loss) from operations before income taxes	$24,707	$(7,165)	$56,720	$(9,518)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Capital expenditures
MSG Media	$2,216	$244	$9,915	$517
MSG Entertainment	2,380	1,639	3,642	5,300
MSG Sports	57	89	116	137
All other	17,767	7,012	30,093	17,856

	$22,420	$8,984	$43,766	$23,810

(a)	Consists principally of unallocated corporate general and administrative costs.

(b)	Principally includes depreciation and amortization expense on The Garden and the Theater at Madison Square Garden and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

Note 18. Subsequent Events

On July 8, 2010, the Company entered into a construction management agreement with Turner Construction Company (“Turner”) in connection with the Transformation (the “Construction Agreement”). Under the Construction Agreement, the Company has engaged Turner to act as construction manager for the Transformation, with responsibility for the orderly and expeditious performance of the construction work associated with the Transformation, including the direct performance of construction work, the engagement and supervision of, and responsibility for, subcontractors and the achievement of specific construction-related milestones in accordance with the timetable prescribed for the Transformation. For more information on the Construction Agreement, refer to the Company’s filing on Form 8-K filed with the SEC on July 19, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	costs associated with player injuries, and waivers or terminations of players and other team personnel;

•	changes in professional sports teams’ compensation, including the impact of signing of free agents, subject to league salary caps;

•	the level and timing of our capital expenditures, including the planned comprehensive transformation of The Madison Square Garden Arena (“The Garden”);

•	the impact of the planned comprehensive transformation of The Garden on our operations;

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

All dollar amounts included in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except as otherwise noted. Capitalized terms used in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and not otherwise defined shall have the meaning set forth in the accompanying Notes to the Consolidated Financial Statements.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

Introduction

Management’s discussion and analysis, or MD&A, of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and footnotes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to “we”, “us”, “our”, “Madison Square Garden” or the “Company” refer to Madison Square Garden, Inc., together with its direct and indirect subsidiaries. “Madison Square Garden, Inc.” refers to Madison Square Garden, Inc. individually as a separate entity. Madison Square Garden, Inc. is a holding company and conducts substantially all of its operations through its subsidiaries. This MD&A should be read in conjunction with our 2009 Annual Report on Form 10-K. Our MD&A is organized as follows:

Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009. Our discussion is presented on both a consolidated and segment basis.

Liquidity and Capital Resources. This section provides a discussion of our financial condition, liquidity and capital resources as of June 30, 2010, as well as an analysis of our cash flows for the six months ended June 30, 2010 and 2009.

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

The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company’s venues. MSG Entertainment creates, produces and/or presents a variety of live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes, and shows that the Company co-produces with Cirque du Soleil, such as Wintuk and Banana Shpeel. MSG Sports owns and operates sports franchises, including the New York Knicks of the NBA, the New York Rangers of the NHL, the New York Liberty of the Women’s National Basketball Association, and the Hartford Wolf Pack of the American Hockey League, which is the primary player development team for the New York Rangers. MSG Sports also features other sports properties, including the presentation of a wide variety of premier live sporting events.

The dependence of our revenues on our sports teams and Christmas shows generally make our business seasonal with a disproportionate share of our revenues and operating income being derived in the fourth quarter of each year.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

Results of Operations

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

STATEMENT OF OPERATIONS DATA

	Three Months Ended June 30,				Increase
	2010		2009		(Decrease)
	Amount	% of Revenues	Amount	% of Revenues	in Net Income
Revenues	$ 227,131	100%	$207,336	100%	$ 19,795
Operating expenses:
Direct operating (excluding depreciation and amortization shown below)	124,451	55	122,319	59	(2,132)
Selling, general and administrative	62,786	28	79,017	38	16,231
Depreciation and amortization	14,199	6	14,768	7	569

Operating income (loss)	25,695	11	(8,768)	(4)	34,463
Other income (expense):
Interest expense, net	(988)	NM	(397)	NM	(591)
Miscellaneous	—	NM	2,000	1	(2,000)

Income (loss) from operations before income taxes	24,707	11	(7,165)	(3)	31,872
Income tax benefit (expense)	(10,694)	(5)	3,266	2	(13,960)

Net income (loss)	$ 14,013	6%	$(3,899)	(2)%	$ 17,912

	Six Months Ended June 30,				Increase
	2010		2009		(Decrease)
	Amount	% of Revenues	Amount	% of Revenues	in Net Income
Revenues	$533,632	100%	$488,654	100%	$44,978
Operating expenses:
Direct operating (excluding depreciation and amortization shown below)	320,914	60	329,328	67	8,414
Selling, general and administrative	127,632	24	139,680	29	12,048
Depreciation and amortization	29,260	5	30,496	6	1,236

Operating income (loss)	55,826	10	(10,850)	(2)	66,676
Other income (expense):
Interest expense, net	(1,106)	NM	(668)	NM	(438)
Miscellaneous	2,000	NM	2,000	NM	—

Income (loss) from operations before income taxes	56,720	11	(9,518)	(2)	66,238
Income tax benefit (expense)	(25,326)	(5)	3,678	1	(29,004)

Net income (loss)	$31,394	6%	$(5,840)	(1)%	$37,234

NM – Percentage is not meaningful

See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

Consolidated Results

Revenues for the three and six months ended June 30, 2010 increased $19,795 (10%) and $44,978 (9%), respectively, as compared to the comparable periods of the prior year. The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010
Increase in MSG Media segment revenues	$20,715	$41,929
Increase in MSG Entertainment segment revenues	5,741	9,206
Decrease in MSG Sports segment revenues	(4,701)	(3,625)
Inter-segment eliminations	(1,960)	(2,532)

	$19,795	$44,978

Direct operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2010 increased $2,132 (2%) and decreased $8,414 (3%), respectively, as compared to the comparable periods of the prior year. The net increase (decrease) is attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010
(Decrease) increase in MSG Media segment expenses	$(844)	$455
Increase in MSG Entertainment segment expenses	14,504	14,519
Decrease in MSG Sports segment expenses	(9,566)	(20,859)
Inter-segment eliminations	(1,962)	(2,529)

	$2,132	$(8,414)

As a percentage of revenues, direct operating expenses decreased 4% during the three months ended June 30, 2010 and decreased 7% during the six months ended June 30, 2010 as compared to the comparable periods of the prior year.

Selling, general and administrative expenses for the three and six months ended June 30, 2010 decreased $16,231 (21%) and $12,048 (9%), respectively, as compared to the comparable periods of the prior year. The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010
(Decrease) increase in MSG Media segment expenses	$(2,040)	$35
(Decrease) increase in MSG Entertainment segment expenses	(1,694)	515
Decrease in MSG Sports segment expenses	(15,091)	(16,961)
Increase in other expenses	2,594	4,363

	$(16,231)	$(12,048)

The increase in other expenses primarily reflects an increase in certain costs related to being an independent publicly traded company which were not allocated to the Company’s business segments.

As a percentage of revenues, selling, general and administrative expenses decreased 10% during the three months ended June 30, 2010 and decreased 5% during the six months ended June 30, 2010 as compared to the comparable periods of the prior year.

Depreciation and amortization for the three months ended June 30, 2010 decreased $569 (4%) as compared to the comparable period of the prior year primarily as a result of lower depreciation expense. Depreciation and amortization for the six months ended June 30, 2010 decreased $1,236 (4%) as compared to the comparable period of the prior year primarily due to lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized.

Interest expense, net for the three months ended June 30, 2010 increased $591 (149%) as compared to the comparable period of the prior year primarily due to higher interest expense related to the Company’s Revolving Credit Facility. Interest expense, net for the six months ended June 30, 2010 increased $438 (66%) as compared to the comparable period of the prior year due to higher interest expense related to the Company’s Revolving Credit Facility which was offset in part by higher interest income.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

Miscellaneous income for the six months ended June 30, 2010 and 2009 reflects a dividend received from an investment accounted for under the cost method during the first quarter of 2010 and the second quarter of 2009, respectively.

Income taxes

Income tax expense for the three and six months ended June 30, 2010 of $10,694 and $25,326, respectively, differ from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes and the impact of nondeductible expenses, partially offset by the tax benefit resulting from nontaxable disability insurance recoveries. The effective tax rate was 43% and 45% for the three and six months ended June 30, 2010, respectively.

Income tax benefit for the three and six months ended June 30, 2009 of $3,266 and $3,678, respectively, differ from the income tax benefit derived from applying the statutory federal rate to the pretax loss due principally to state income taxes and the tax benefit resulting from nontaxable disability insurance recoveries, partially offset by the impact of nondeductible expenses. The effective tax rate was 46% and 39% for the three and six months ended June 30, 2009, respectively.

Adjusted operating cash flow (“AOCF”)

The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring charges or credits, which is referred to as adjusted operating cash flow, a non-GAAP measure. The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure. The following is a reconciliation of operating income (loss) to adjusted operating cash flow (“AOCF”):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	in AOCF	2010	2009	in AOCF
Operating income (loss)	$25,695	$(8,768)	$34,463	$55,826	$(10,850)	$66,676
Share-based compensation	2,548	4,512	(1,964)	5,859	6,850	(991)
Depreciation and amortization	14,199	14,768	(569)	29,260	30,496	(1,236)

Adjusted operating cash flow	$42,442	$10,512	$31,930	$90,945	$26,496	$64,449

Adjusted operating cash flow for the three and six months ended June 30, 2010 increased $31,930 (304%) and $64,449 (243%), respectively, as compared to the comparable periods of the prior year. The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010
Increase in adjusted operating cash flow of the MSG Media segment	$22,233	$40,318
Decrease in adjusted operating cash flow of the MSG Entertainment segment	(8,285)	(6,691)
Increase in adjusted operating cash flow of the MSG Sports segment	19,360	33,974
Other net decreases	(1,378)	(3,152)

	$31,930	$64,449

Business Segment Results

MSG Media

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Media segment.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

	Three Months Ended June 30,				Increase
	2010		2009		(Decrease) in
	Amount	% of Revenues	Amount	% of Revenues	Operating Income

Revenues	$134,482	100%	$113,767	100%	$20,715
Direct operating expenses (excluding depreciation and amortization)	51,727	38	52,571	46	844
Selling, general and administrative expenses	21,126	16	23,166	20	2,040
Depreciation and amortization	4,969	4	4,690	4	(279)

Operating income	$56,660	42%	$ 33,340	29%	$23,320

	Six Months Ended June 30,				Increase
	2010		2009		(Decrease) in
	Amount	% of Revenues	Amount	% of Revenues	Operating Income

Revenues	$273,987	100%	$232,058	100%	$41,929
Direct operating expenses (excluding depreciation and amortization)	109,118	40	108,663	47	(455)
Selling, general and administrative expenses	42,665	16	42,630	18	(35)
Depreciation and amortization	9,767	4	10,505	5	738

Operating income	$112,437	41%	$ 70,260	30%	$42,177

The following is a reconciliation of operating income to adjusted operating cash flow:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	in AOCF	2010	2009	in AOCF
Operating income	$56,660	$33,340	$23,320	$112,437	$70,260	$42,177
Share-based compensation	484	1,850	(1,366)	1,688	2,809	(1,121)
Depreciation and amortization	4,969	4,690	279	9,767	10,505	(738)

Adjusted operating cash flow	$62,113	$39,880	$22,233	$123,892	$83,574	$40,318

Revenues for the three and six months ended June 30, 2010 increased $20,715 (18%) and $41,929 (18%), respectively, as compared to the comparable periods of the prior year. The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010
Increase in affiliation fee revenue, primarily at MSG Networks	$19,719	$38,628
Increase in advertising revenue	1,001	3,473
Other net decreases	(5)	(172)

	$20,715	$41,929

The increases in affiliation fee revenue referred to above were primarily attributable to higher contractual affiliation rates, including the impact of a new long-term affiliation agreement between Cablevision and MSG Networks that became effective January 1, 2010.

Subsequent to the end of the quarter, DISH Network’s license to carry Fuse expired and DISH Network dropped Fuse from its programming lineup. The loss of carriage, representing approximately eight million subscribers, is not expected to have a material effect on the MSG Media segment’s annual revenue or AOCF.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

Direct operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2010 decreased $844 (2%) and increased $455, respectively, as compared to the comparable periods of the prior year. The net changes are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010
Increase in rights fees, primarily those attributable to the MSG Sports segment	$2,022	$3,695
Decrease due to lower levels of other production costs	(2,866)	(3,240)

	$(844)	$455

The decrease in other production costs for both periods is primarily attributable to the timing of certain events combined with the favorable outcome of a previously recorded contingent liability.

As a percentage of revenues, direct operating expenses decreased 8% and 7% during the three and six months ended June 30, 2010, respectively, as compared to the comparable periods of the prior year.

Selling, general and administrative expenses for the three and six months ended June 30, 2010 decreased $2,040 (9%) and increased $35, respectively, as compared to the comparable periods of the prior year. The net changes are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010
Decrease in share-based compensation	$(1,366)	$(1,121)
Increase in employee compensation and related benefits, excluding share-based compensation	219	925
(Decrease) increase in marketing costs	(468)	326
Other net decreases	(425)	(95)

	$(2,040)	$35

The decrease in share-based compensation is primarily due to the elimination of the allocation of share-based compensation expense for Cablevision employees effective January 1, 2010, partly offset by MSG Media’s share of equity awards granted to the Company’s employees in 2010.

As a percentage of revenues, selling, general and administrative expenses decreased 4% and 2% during the three and six months ended June 30, 2010, respectively, as compared to the comparable periods of the prior year.

Depreciation and amortization for the three and six months ended June 30, 2010 increased $279 (6%) and decreased $738 (7%), respectively, as compared to the comparable periods of the prior year. The change for both periods is due to higher depreciation offset by lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized.

Adjusted operating cash flow increased $22,233 (56%) and $40,318 (48%) for the three and six months ended June 30, 2010, respectively, as compared to the comparable periods of the prior year primarily due to an increase in affiliation fee revenue as referred to above.

MSG Entertainment

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Entertainment segment.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

	Three Months Ended June 30,				(Increase)
	2010		2009		Decrease in
	Amount	% of Revenues	Amount	% of Revenues	Operating Loss

Revenues	$ 46,765	100%	$41,024	100%	$ 5,741
Direct operating expenses (excluding depreciation and amortization)	52,422	112	37,918	92	(14,504)
Selling, general and administrative expenses	14,879	32	16,573	40	1,694
Depreciation and amortization	2,308	5	2,665	6	357

Operating loss	$ (22,844)	(49)%	$ (16,132)	(39)%	$ (6,712)

	Six Months Ended June 30,				(Increase)
	2010		2009		Decrease in
	Amount	% of Revenues	Amount	% of Revenues	Operating Loss
Revenues	$88,238	100%	$79,032	100%	$ 9,206
Direct operating expenses (excluding depreciation and amortization)	91,694	104	77,175	98	(14,519)
Selling, general and administrative expenses	31,034	35	30,519	39	(515)
Depreciation and amortization	4,639	5	5,049	6	410

Operating loss	$(39,129)	(44)%	$(33,711)	(43)%	$ (5,418)

The following is a reconciliation of operating loss to adjusted operating cash flow:

			Increase			Increase
	Three Months Ended June 30,		(Decrease)	Six Months Ended June 30,		(Decrease)
	2010	2009	in AOCF	2010	2009	in AOCF
Operating loss	$(22,844)	$(16,132)	$(6,712)	$(39,129)	$(33,711)	$(5,418)
Share-based compensation	499	1,715	(1,216)	1,740	2,603	(863)
Depreciation and amortization	2,308	2,665	(357)	4,639	5,049	(410)

Adjusted operating cash flow	$(20,037)	$(11,752)	$(8,285)	$(32,750)	$(26,059)	$(6,691)

Revenues for the three and six months ended June 30, 2010 increased $5,741 (14%) and $9,206 (12%), respectively, as compared to the comparable periods of the prior year. The net increases are attributable to the following:

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

	Three Months	Six Months
	Ended June 30, 2010
Increase in event-related revenues at Radio City Music Hall	$8,193	$13,477
Increase in revenues from the presentation of Banana Shpeel	2,747	3,180
Net (decrease) increase in event-related revenues at The Garden and The Theater at Madison Square Garden	(2,323)	2,293
Decrease in event-related revenues at the Beacon Theatre, excluding $2,747 of revenues from Banana Shpeel in both the three and six months ended June 30, 2010 reported above	(3,967)	(8,899)
Other net increases (decreases)	1,091	(845)

	$5,741	$9,206

The higher event-related revenues at Radio City Music Hall for both periods were primarily due to an increase in the number of events. The increase in the number of events during the six month period includes performances of the Radio City Christmas Spectacular that took place in January 2010, where none took place in January 2009.

The decrease in event-related revenues at The Garden and The Theater at Madison Square Garden for the three months ended June 30, 2010 reflects a decline in the number of events held at The Garden primarily attributable to timing. The six month results reflect an increase in the number of events at The Garden partly offset by fewer events at The Theater at Madison Square Garden.

The decline in revenues at the Beacon Theatre, excluding revenues generated from Banana Shpeel, during the three and six month periods is primarily due to the venue being utilized during the second quarter of 2010 for the presentation of Banana Shpeel (shown in a separate line in the table above). The six month results also reflect a lower level of events held at the venue during the first quarter of 2010 when the Company utilized the theatre to rehearse Banana Shpeel.

The Theater at Madison Square Garden will be closed for the summer of 2010 as part of the overall transformation of The Garden. At the same time, the utilization of the Beacon Theatre will be impacted in the third quarter due to the early closing of the Banana Shpeel production.

Direct operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2010 increased $14,504 (38%) and $14,519 (19%), respectively, as compared to the comparable periods of the prior year. The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010
Increase in expenses due to the presentation of Banana Shpeel, including an impairment charge of $9,945 recorded in the second quarter of 2010	$15,632	$16,353
Increase in event-related expenses at Radio City Music Hall	5,038	8,473
Decrease in event-related expenses at the Beacon Theatre excluding the costs associated with Banana Shpeel as reported above	(1,997)	(5,520)
Net decrease in event-related expenses at The Garden and The Theater at Madison Square Garden	(1,792)	(908)
Other net decreases	(2,377)	(3,879)

	$14,504	$14,519

As a result of Banana Shpeel’s financial performance, the Company evaluated whether or not an impairment of the associated deferred costs had occurred and as a result recorded a pre-tax impairment charge for the unamortized deferred costs remaining on the Company’s financial statements at the end of the show’s run at the Beacon Theatre.

As a percentage of revenues, direct operating expenses increased 20% and 6% during the three and six months ended June 30, 2010, respectively, as compared to the comparable periods of the prior year.

Selling, general and administrative expenses for the three and six months ended June 30, 2010 decreased $1,694 (10%) and increased $515 (2%), respectively, as compared to the comparable periods of the prior year. The net changes are attributable to the following:

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

	Three Months	Six Months
	Ended June 30, 2010
Decrease in share-based compensation	$(1,216)	$(863)
Increase in employee compensation and related benefits, excluding share-based compensation	492	1,562
Decrease in professional fees	(455)	(440)
Other net (decreases) increases	(515)	256

	$(1,694)	$515

The decrease in share-based compensation is primarily due to the elimination of the allocation of share-based compensation expense for Cablevision employees effective January 1, 2010, partly offset by MSG Entertainment’s share of equity awards granted to the Company’s employees in 2010.

As a percentage of revenues, selling, general and administrative expenses decreased 8% and 4% during the three and six months ended June 30, 2010, respectively, as compared to the comparable periods of the prior year.

Adjusted operating cash flow decreased $8,285 (70%) and $6,691 (26%) for the three and six months ended June 30, 2010, respectively, as compared to the comparable periods of the prior year. The decreases, as referred to above, were primarily due to increased direct operating expenses, primarily attributable to the write-off of deferred costs associated with Banana Shpeel, partly offset by the impact of net higher revenues.

MSG Sports

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Sports segment.

	Three Months Ended June 30,				Increase
	2010		2009		(Decrease) in
	Amount	% of Revenues	Amount	% of Revenues	Operating Income
Revenues	$63,874	100%	$68,575	100%	$(4,701)
Direct operating expenses (excluding depreciation and amortization)	38,175	60	47,741	70	9,566
Selling, general and administrative expenses	22,505	35	37,596	55	15,091
Depreciation and amortization	2,607	4	2,575	4	(32)

Operating income (loss)	$587	1%	$(19,337)	(28)%	$19,924

	Six Months Ended June 30,				Increase
	2010		2009		(Decrease) in
	Amount	% of Revenues	Amount	% of Revenues	Operating Income
Revenues	$206,537	100%	$210,162	100%	$(3,625)
Direct operating expenses (excluding depreciation and amortization)	154,998	75	175,857	84	20,859
Selling, general and administrative expenses	45,804	22	62,765	30	16,961
Depreciation and amortization	5,214	3	5,146	2	(68)

Operating income (loss)	$521	NM	$(33,606)	(16)%	$34,127

NM – Percentage is not meaningful

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

The following is a reconciliation of operating income (loss) to adjusted operating cash flow:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	in AOCF	2010	2009	in AOCF
Operating income (loss)	$587	$(19,337)	$19,924	$521	$(33,606)	$34,127
Share-based compensation	351	947	(596)	1,217	1,438	(221)
Depreciation and amortization	2,607	2,575	32	5,214	5,146	68

Adjusted operating cash flow	$3,545	$(15,815)	$19,360	$6,952	$(27,022)	$33,974

Revenues for the three and six months ended June 30, 2010 decreased $4,701 (7%) and $3,625 (2%), respectively, as compared to the comparable periods of the prior year. The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010
Decrease in sports team playoff related revenues	$(7,458)	$(7,458)
Decrease in revenues from other live sporting events primarily due to the absence of arena boxing bouts in 2010 versus one in each of the first and second quarters of 2009	(1,759)	(3,003)
Increase in broadcast rights fees from MSG Media	1,959	2,528
Increase in sports team regular season ticket related revenue due primarily to higher average ticket prices	1,008	2,389
Other net increases	1,549	1,919

	$(4,701)	$(3,625)

Direct operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2010 decreased $9,566 (20%) and $20,859 (12%), respectively, as compared to the comparable periods of the prior year. The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2010
Decrease in sports team playoff related expenses, including playoff related NHL revenue sharing	$(5,126)	$(5,126)
Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	(3,770)	(1,656)
Decrease in team personnel compensation, inclusive of the unfavorable impact of lower insurance recoveries of $633 during the three month period and the favorable impact of higher insurance recoveries of $3,083 during the six month period related to non season-ending player injuries	(1,691)	(10,161)
Decrease in expenses associated with other live sporting events	(1,380)	(2,297)
Increase (decrease) due to higher (lower) net provision for NBA luxury tax (excluding the impact of certain team personnel transactions described below) during the three and six month periods of $1,248 and $(3,714), respectively, and higher net provisions for NHL revenue sharing (excluding playoffs) during the three and six month periods of $1,078 and $529, respectively	2,326	(3,185)
Other net increases	75	1,566

	$(9,566)	$(20,859)

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

Net provisions for certain team personnel transactions (including the impact of NBA luxury tax), NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs) were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$90	$3,860	$(3,770)	$6,313	$7,969	$(1,656)
Net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs)	$643	$(1,683)	$2,326	$112	$3,297	$(3,185)

Team personnel transactions for the three months ended June 30, 2010 reflect a provision recorded for a player waiver of $90. Team personnel transactions for the three months ended June 30, 2009 primarily include provisions recorded for a player waiver and the costs associated with a player trade of $1,000 and $3,286, respectively.

Team personnel transactions for the six months ended June 30, 2010 reflect provisions recorded for player waivers of $4,838 and season-ending player injuries of $1,475 which is net of insurance recoveries of $820. Team personnel transactions for the six months ended June 30, 2009 primarily include provisions recorded for player waivers and the costs associated with a player trade of $5,109 and $3,286, respectively. The cost of these transactions are recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.

The change in the net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions) for the three months ended June 30, 2010 as compared to the comparable period of the prior year reflects a higher net provision for NBA luxury tax primarily due to lower escrow recoveries recorded by the Knicks than those recorded during the comparable period of the prior year. The change in the net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions) for the six months ended June 30, 2010 as compared to the comparable period of the prior year reflects a lower net provision for NBA luxury tax, primarily due to a decrease in the gross luxury tax associated with the active rosters partly offset by the lower escrow recoveries.

The changes in the net provisions for NHL revenue sharing (excluding playoffs) for the three and six months ended June 30, 2010 as compared to the comparable periods of the prior year reflect a higher net provision for NHL revenue sharing expense, based primarily on estimates of the Rangers’ and league-wide revenues at the end of the season.

As a percentage of revenues, direct operating expenses decreased 10% and 9% during the three and six months ended June 30, 2010, respectively, as compared to the comparable periods of the prior year.

Selling, general and administrative expenses for the three and six months ended June 30, 2010 decreased $15,091 (40%) and $16,961 (27%), respectively, as compared to the comparable periods of the prior year. The decline for both periods is primarily due to lower costs attributable to a separation agreement with a team executive entered into in 2009.

As a percentage of revenues, selling, general and administrative expenses decreased 20% and 8% during the three and six months ended June 30, 2010, respectively, as compared to the comparable periods of the prior year.

Adjusted operating cash flow increased $19,360 (122%) and $33,974 (126%) for the three and six months ended June 30, 2010, respectively, as compared to the comparable periods of the prior year. The increases were due primarily to the lower operating expenses, including the costs attributable to a separation agreement with a team executive entered into in 2009, referred to above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents on hand, cash flow from the operations of our businesses and available borrowing capacity under our $375,000 five-year credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility that we refer to as the “Revolving Credit Facility” (see “— Financing Agreements” below.) Our principal uses of cash include capital spending and investments that we may fund from time to time. We currently expect that our net funding and investment requirements for the next twelve months will be met by our cash and cash equivalents on hand and cash generated by our operating activities. The decision of the Company as to the use of its available liquidity will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

We previously announced our intent to pursue a comprehensive transformation of The Garden, which project we refer to as the “Transformation”. We continue to review all aspects of this complex project with our consultants in order to improve the Transformation plans, mitigate project risks and identify efficiencies in all aspects of costs, planning and project-phasing. We also continue to refine our cost and capital investment estimates to ensure that the Transformation meets our overall expectations and objectives. While the cost estimates are not yet final, current estimated Transformation costs remain within the $775,000 to $850,000 range we have previously disclosed. Total Transformation expenditures incurred through June 30, 2010 were approximately $85,000 of which approximately $27,000 was incurred during the first six months of 2010. We expect that the estimated costs associated with the project will be met from cash and cash equivalents on hand and cash flow from our operations. To the extent that management determines that financing for the Transformation is required or desirable, we would expect to draw on our Revolving Credit Facility for that purpose.

The Transformation will be a year-round project in order to most efficiently and effectively complete the construction work. Our goal is to minimize disruption to current operations and to achieve this, we plan for The Garden to remain open for the New York Knicks’ and New York Rangers’ regular seasons and playoffs and other events during such periods in the years the Transformation takes place, while we sequence the construction to ensure that we maximize our construction efforts when we close The Garden during summer months. We currently expect the renovated lower bowl of The Garden to be open for the 2011-12 NBA and NHL regular seasons and the renovated upper bowl to be open for the 2012-13 NBA and NHL regular seasons. In each case, construction on areas such as concourses and certain restrooms, concessions and suites will continue during the seasons and a portion of the upper bowl seating (less than 1,500 seats) will be unavailable during part of the 2011-2012 NBA and NHL seasons. We plan to close The Garden and The Theater at Madison Square Garden during the summer months from 2011 to 2013 (for not less than twenty weeks after the conclusion of the New York Knicks’ and New York Rangers’ seasons). The Theater at Madison Square Garden will be closed for the summer of 2010 in order to support the Transformation. We will seek to move events during the summer months to our other venues or to other times of the year when The Garden or The Theater at Madison Square Garden will be open, although some loss of revenue will occur. Given the scope and complexity of the project, there can be no assurance that the Transformation will be completed or what the ultimate cost, scope or timing of the project will be.

We have assessed the implications of the recent volatility in the capital and credit markets against our ability to meet our net funding and investing requirements over the next twelve months and we believe that a combination of cash and cash equivalents on hand, cash generated from operating activities and borrowing availability under our Revolving Credit Facility should provide us with sufficient liquidity. However, continued market disruptions could cause broader economic downturns, which may lead to reduced demand for our offerings, such as lower attendance or advertising levels. These economic events could adversely impact our results of operations and our cash flows and might require that we seek alternative sources of funding.

Financing Agreements

Credit Facility

On January 28, 2010, MSG L.P., our wholly owned subsidiary, and certain of its subsidiaries entered into the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including but not limited to the Transformation, and for general corporate purposes. The Revolving Credit Facility and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of June 30, 2010, there was $3,620 in letters of credit issued under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of June 30, 2010 was $371,380.

The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00; and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for Madison Square Garden, Inc. As of June 30, 2010, the Company was in compliance with the financial covenants in the credit agreement.

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

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

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

Cash Flow Discussion

Operating Activities

Net cash provided by operating activities increased $55,269 to $70,798 for the six months ended June 30, 2010 from $15,529 for the six months ended June 30, 2009. This increase in operating cash primarily resulted from higher net income of $37,234, as well as increases in cash flow of $11,697 and $6,338 resulting from non-cash items and changes in assets and liabilities, respectively.

Investing Activities

Net cash used in investing activities increased $17,956 to $41,766 for the six months ended June 30, 2010 from $23,810 for the six months ended June 30, 2009 primarily due to additional costs related the Transformation of The Garden.

Financing Activities

Net cash provided by financing activities increased $181,458 to $180,997 for the six months ended June 30, 2010 from net cash used in financing activities of $461 for the six months ended June 30, 2009 primarily due to the receipt of amounts due from a subsidiary of Cablevision of $190,000 in the first quarter of 2010 partly offset by additions made to deferred financing costs of $8,363 in 2010.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company is currently evaluating the potential impact of Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions. ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments, and how the application of the relative selling price method affects the timing or amount of revenue recognition. ASU No. 2009-13 is required to be adopted on a prospective basis to revenue arrangements entered into or materially modified beginning in January 2011 and early adoption is permitted.

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

Impairment of Long-Lived and Indefinite-Lived Assets:

The Company’s long-lived and indefinite-lived assets at June 30, 2010 include goodwill of $742,492, other intangible assets, net of $297,109 ($158,096 of which are identifiable indefinite-lived intangibles), and $363,061 of property and equipment, net. These assets accounted for approximately 68% of the Company’s consolidated total assets as of June 30, 2010.

Goodwill and identifiable indefinite-lived intangible assets, which represent the Company’s various trademarks and sports franchise intangibles, are tested annually for impairment during the first quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. In accordance with Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other, the impairment test for goodwill is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. For the purpose of evaluating goodwill impairment, the Company has three reporting units, all of which recognized goodwill.

The goodwill balance by reporting unit as of June 30, 2010 is as follows:

Reporting Unit	Goodwill Balance
MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187

$742,492

The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of June 30, 2010:

Reportable Segment	Identifiable Indefinite- Lived Intangible Assets Balance
MSG Entertainment	$61,881
MSG Sports	96,215

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

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

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

Based on the Company’s annual impairment test during the first quarter of 2010, the Company’s reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit). In order to evaluate the sensitivity of the estimated fair value calculations of the Company’s reporting units on the annual impairment calculation for goodwill, the Company applied a hypothetical 30% decrease to the estimated fair value of each reporting unit. This hypothetical decrease of 30% would have no impact on the goodwill impairment analysis for any of the Company’s reporting units.

Based on the Company’s annual impairment test during the first quarter of 2010, the Company’s Radio City related trademarks and sports franchise identifiable indefinite-lived intangible assets had significant safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value less its respective carrying value. In order to evaluate the sensitivity of the fair value calculations of all the Company’s identifiable indefinite-lived intangibles, the Company applied hypothetical 15%, 20% and 30% decreases to the estimated fair value of each of the Company’s identifiable indefinite-lived intangibles. These hypothetical 15%, 20% and 30% decreases in estimated fair value would not have resulted in an impairment of any of our identifiable indefinite-lived intangibles other than The Chicago Theatre related trademarks, which have a carrying value of $8,000. The hypothetical fair value decline would have resulted in impairment charges against The Chicago Theatre related trademarks of approximately $95, $560 and $1,490 at 15%, 20% and 30%, respectively.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See the Legal Proceedings section of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.

Item 6. Exhibits

(a)	Index to Exhibits

Exhibit No.	Description
10.1	First Amendment to Restated Guaranty dated as of March 22, 2010 by and among RCPI Landmark properties, L.L.C and Madison Square Garden, L.P. +
10.2	Employment Agreement by and between Madison Square Garden, Inc. and Robert J. Lynn.†
31.1	Certification of Hank J. Ratner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert M. Pollichino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Hank J. Ratner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert M. Pollichino pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	This exhibit is an arrangement contract or a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of August, 2010.

Madison Square Garden, Inc.

By:	/s/ Robert M. Pollichino
Name:	Robert M. Pollichino
Title:	Executive Vice President and Chief Financial Officer