Form 10-Q
period 2010-09-30
Madison Square Garden, Inc.
filed 2010-11-05
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated	☐	Accelerated	☐	Non-accelerated	☒	Smaller reporting	☐
filer		filer		filer		company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐             No      ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding, as the latest practicable date.

Class of Stock	Shares Outstanding as of October 29, 2010
Class A Common Stock par value $0.01 per share	62,255,374
Class B Common Stock par value $0.01 per share	13,588,555

MADISON SQUARE GARDEN, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MADISON SQUARE GARDEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except earnings per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues (including revenues from Cablevision of $39,633 and $31,060 for the three months ended September 30, 2010 and 2009, respectively, and $118,416 and $95,002 for the nine months ended September 30, 2010 and 2009, respectively)	$190,830	$161,764	$724,462	$650,418

Operating expenses:
Direct operating (excluding depreciation and amortization shown below and including expenses from Cablevision of $2,640 and $7,242 for the three months ended September 30, 2010 and 2009, respectively, and $8,373 and $21,441 for the nine months ended September 30, 2010 and 2009, respectively)	81,016	71,821	401,930	401,149
Selling, general and administrative (including expenses from Cablevision of $2,558 and $12,303 for the three months ended September 30, 2010 and 2009, respectively, and $9,222 and $37,190 for the nine months ended September 30, 2010 and 2009, respectively)	70,057	62,565	197,689	202,245
Depreciation and amortization	13,499	15,477	42,759	45,973

	164,572	149,863	642,378	649,367

Operating income	26,258	11,901	82,084	1,051

Other income (expense):
Interest income (including interest income from Cablevision of $0 for both the three months ended September 30, 2010 and 2009 and $914 and $0 for the nine months ended September 30, 2010 and 2009, respectively)	619	649	2,660	2,101
Interest expense	(1,841)	(912)	(4,988)	(3,032)
Miscellaneous	1,050	—	3,050	2,000

	(172)	(263)	722	1,069

Income from operations before income taxes	26,086	11,638	82,806	2,120
Income tax benefit (expense)	(6,822)	(1,537)	(32,148)	2,141

Net income	$19,264	$10,101	$50,658	$4,261

Basic net earnings per common share	$0.26	$0.14	$0.69	$0.06

Diluted net earnings per common share	$0.25	$0.14	$0.66	$0.06

Weighted-average number of common shares outstanding: (Refer to Note 3)
Basic	74,010	73,309	73,808	73,309
Diluted	76,811	73,309	76,604	73,309

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$325,885	$109,716
Restricted cash	11,416	7,139
Accounts receivable, net of allowance for doubtful accounts of $2,126 and $2,337	105,582	130,460
Net receivable due from Cablevision	23,095	7,845
Prepaid expenses	71,423	36,849
Advances due from a subsidiary of Cablevision	—	190,000
Other current assets	36,889	37,049

Total current assets	574,290	519,058
Property and equipment, net of accumulated depreciation and amortization of $401,367 and $375,223	407,377	342,005
Other assets	134,282	131,820
Amortizable intangible assets, net of accumulated amortization of $109,179 and $105,351	134,708	148,028
Indefinite-lived intangible assets	158,096	158,096
Goodwill	742,492	742,492

	$2,151,245	$2,041,499

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$4,052	$7,104
Accrued liabilities:
Employee related costs	50,009	71,646
Other accrued expenses	86,554	85,815
Deferred revenue	189,964	133,584

Total current liabilities	330,579	298,149
Defined benefit and other postretirement obligations	46,005	45,165
Other employee related costs	40,235	44,407
Other liabilities	65,169	63,568
Deferred tax liability	530,374	484,107

Total liabilities	1,012,362	935,396

Commitments and contingencies (Refer to Note 9)

Stockholders’ Equity:
Class A Common stock, par value $0.01, 360,000 authorized; 62,262 outstanding as of September 30, 2010	624	—
Class B Common stock, par value $0.01, 90,000 authorized; 13,589 outstanding as of September 30, 2010	136	—
Preferred stock, par value $0.01, 45,000 authorized; none outstanding	—	—
Additional paid-in capital (paid-in capital, for the period prior to the Distribution)	1,028,587	1,042,283
Treasury stock	(3,723)	—
Retained earnings	128,531	77,873
Accumulated other comprehensive loss	(15,272)	(14,053)

Total stockholders’ equity	1,138,883	1,106,103

	$2,151,245	$2,041,499

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$50,658	$4,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,759	45,973
Impairment of deferred costs	9,945	—
Amortization of deferred financing costs	1,454	—
Share-based compensation expense related to equity classified awards	7,104	—
Share-based compensation expense prior to the Distribution	1,012	10,781
Excess tax benefit on share-based awards	(566)	—
Deemed capital contribution (distribution) related to income taxes	6,780	(56)
Provision for doubtful accounts	423	436
Amortization of purchase accounting liability related to unfavorable contracts	—	(1,344)
Change in assets and liabilities:
Accounts receivable, net	24,455	37,271
Net receivable due from Cablevision	(15,250)	416
Prepaid expenses and other assets	(46,183)	(39,453)
Accrued and other liabilities	(39,926)	(52,933)
Deferred revenue	56,380	40,705
Deferred income taxes	7,370	(2,141)

Net cash provided by operating activities	106,415	43,916

Cash flows from investing activities:
Capital expenditures	(73,066)	(41,209)
Proceeds from asset sale	10	—
Decrease in restricted cash	2,000	—

Net cash used in investing activities	(71,056)	(41,209)

Cash flows from financing activities:
Proceeds from promissory note due from a subsidiary of Cablevision	190,000	—
Additions to deferred financing costs	(8,370)	—
Principal payments on capital lease obligations	(984)	(914)
Purchase of shares	(3,723)	—
Proceeds from stock option exercises	3,321	—
Excess tax benefit on share-based awards	566	—
Capital contribution	—	148

Net cash provided by (used in) financing activities	180,810	(766)

Net increase in cash and cash equivalents	216,169	1,941
Cash and cash equivalents at beginning of period	109,716	70,726

Cash and cash equivalents at end of period	$325,885	$72,667

Non-cash investing and financing activities:
Deemed capital (distributions) contributions, net primarily related to income taxes and share-based compensation expense prior to the Distribution	$(23,792)	$10,725
Capital expenditures incurred but not yet paid	30,928	9,576
Leasehold improvements paid by landlord	3,984	—

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)	Common Stock Issued	Additional Paid-in Capital (Paid-in Capital for the period prior to the Distribution)	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2010	$—	$1,042,283	$—	$77,873	$(14,053)	$1,106,103
Net income	—	—	—	50,658	—	50,658
Pension and postretirement plan liability adjustments, net of taxes	—	—	—	—	901	901

Comprehensive income						51,559
Deemed capital contribution related to share-based compensation expense prior to the Distribution	—	1,012	—	—	—	1,012
Deemed capital contribution related to income taxes	—	6,780	—	—	—	6,780
Adjustments related to the transfer of liabilities from Cablevision related to certain pension plans as a result of the Distribution, net of taxes	—	(1,224)	—	—	(2,120)	(3,344)
Deemed capital contribution related to the transfer of certain liabilities between the Company and Cablevision, net of taxes	—	5,125	—	—	—	5,125
Reclassification of common stock in connection with the Distribution	755	(755)	—	—	—	—
Distribution date deferred tax assets and liabilities adjustments (Refer to Note 16)	—	(35,485)	—	—	—	(35,485)
Proceeds from exercise of options	5	3,316	—	—	—	3,321
Share-based compensation expense	—	7,104	—	—	—	7,104
Treasury stock acquired from acquisition of restricted shares	—	—	(3,723)	—	—	(3,723)
Excess tax benefit on share-based awards, net of deficiency	—	431	—	—	—	431

Balance at September 30, 2010	$760	$1,028,587	$(3,723)	$128,531	$(15,272)	$1,138,883

(In thousands)	Common Stock Issued	Additional Paid-in Capital (Paid-in Capital for the period prior to the Distribution)	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2009	$—	$1,027,726	$—	$50,224	$(5,327)	$1,072,623
Net income	—	—	—	4,261	—	4,261
Pension and postretirement plan liability adjustments, net of taxes	—	—	—	—	3	3

Comprehensive income						4,264
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	—	10,781	—	—	—	10,781
Capital contribution	—	148	—	—	—	148
Deemed capital distribution related to income taxes	—	(56)	—	—	—	(56)

Balance at September 30, 2009	$—	$1,038,599	$—	$54,485	$(5,324)	$1,087,760

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Description of Business

Madison Square Garden, Inc. (together with its subsidiaries, the “Company” or “Madison Square Garden”) was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On January 12, 2010, Cablevision’s board of directors approved the distribution of all the outstanding common stock of Madison Square Garden, Inc. to Cablevision shareholders (the “Distribution”) and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in Madison Square Garden, L.P. (“MSG L.P.”). MSG L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Company’s businesses until the Distribution occurred on February 9, 2010. Each holder of record of Cablevision NY Group Class A Common Stock as of close of business on January 25, 2010 (the “Record Date”) received one share of Madison Square Garden, Inc. Class A Common Stock for every four shares of Cablevision NY Group Class A Common Stock held. Each holder of record of Cablevision NY Group Class B Common Stock as of the Record Date received one share of Madison Square Garden, Inc. Class B Common Stock for every four shares of Cablevision NY Group Class B Common Stock held. MSG L.P. is now a wholly-owned subsidiary of Madison Square Garden, Inc. through which the Company conducts substantially all of its business activities.

The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company’s venues. MSG Entertainment creates, produces and/or presents a variety of live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes, and shows that the Company co-produces with Cirque du Soleil, such as Wintuk. MSG Sports owns and operates sports franchises, including the New York Knicks (“Knicks”) of the National Basketball Association (“NBA”), the New York Rangers (“Rangers”) of the National Hockey League (“NHL”), the New York Liberty of the Women’s National Basketball Association, and the Hartford Wolf Pack of the American Hockey League, which is the primary player development team for the Rangers. MSG Sports also features other sports properties, including the presentation of a wide variety of premier live sporting events.

The Company conducts a significant portion of its operations at venues that are either owned or operated by it under long-term leases. The Company owns The Madison Square Garden Arena (“The Garden”) and The Theater at Madison Square Garden in New York City, as well as The Chicago Theatre in Chicago. It leases Radio City Music Hall and the Beacon Theatre in New York City. The Company also has a booking agreement with respect to the Wang Theatre in Boston.

Note 2. Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited combined financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed on March 18, 2010 with the SEC (the “2009 Annual Report on Form 10-K”). The financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of our revenues on our sports teams and Christmas shows generally make our business seasonal with a disproportionate share of our revenues and operating income being derived in the fourth quarter of each year.

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

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”), which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions. ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determines its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption being permitted.

The Company has various types of multiple-deliverable arrangements, including multi-year sponsorship agreements. The deliverables included in each sponsorship agreement vary and may include suite licenses, event tickets, and various media and advertising benefits, which include items such as, but not limited to, signage in The Garden and other MSG venues. The timing of revenue recognition for each deliverable is dependent upon meeting the revenue recognition criteria for the respective deliverable.

The Company allocates revenue to all deliverables in an arrangement based on their relative selling price. The new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to the deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of selling price (“BESP”). VSOE is generally limited to the price that a vendor charges when it sells the same or similar products or services on a standalone basis. TPE is determined based on the prices charged by competitors of the Company for a similar deliverable when sold separately. When the Company is unable to establish VSOE for deliverables, the Company determines the estimated selling price using BESP.

For many deliverables in an arrangement, such as game tickets and advertising assets, the Company has VSOE of selling price as it typically sells the same or similar deliverables regularly on a standalone basis. The Company’s process for determining its estimated selling prices for deliverables without VSOE or TPE involves management’s judgment. The Company’s process considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing BESP for deliverables include, but are not limited to, prices charged for similar deliverables, the Company’s ongoing pricing strategy and policies, consideration of pricing of similar deliverables sold in other multiple-deliverable agreements, and other factors.

The Company retrospectively adopted ASU No. 2009-13 effective as of January 1, 2009 as the standard more appropriately reflects the economics of the Company’s multiple-deliverable agreements. The adoption of ASU 2009-13 had an immaterial impact on previously reported revenues and operating income and therefore, no adjustments to prior interim or annual financial statements were made.

Note 3. Net Earnings per Common Share

Basic net earnings per common share (“EPS”) is based upon net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS, for periods after the Distribution date, reflects the effect of the assumed exercise of stock options and vesting of restricted stock, restricted stock units and shares restricted on the same basis as underlying Cablevision restricted shares (refer to Note 13) only in the periods in which such effect would have been dilutive.

Common shares assumed to be outstanding during the three and nine month periods ended September 30, 2009 totaled 73,309, representing the shares issued to Cablevision shareholders on the Distribution date for purposes of calculating EPS.

The following table presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted-average shares for basic EPS	74,010	73,309	73,808	73,309
Dilutive effect of shares issuable under share-based compensation plans and shares restricted on the same basis as underlying Cablevision restricted shares	2,801	—	2,796	—

Weighted-average shares for diluted EPS	76,811	73,309	76,604	73,309

The Company has excluded 29 and 42 shares from the calculation of diluted EPS for the three and nine months ended September 30, 2010, respectively, because their inclusion would have been anti-dilutive.

Note 4. Comprehensive Income

The following table presents comprehensive income for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$19,264	$10,101	$50,658	$4,261
Pension and postretirement plan liability adjustments, net of taxes	339	(50)	901	3

Comprehensive income	$19,603	$10,051	$51,559	$4,264

Note 5. Impairment Charges

During the second quarter of 2010, the Company evaluated whether or not an impairment of the deferred costs associated with Banana Shpeel, a show that the Company co-produced with Cirque du Soleil, had occurred as a result of its financial performance.

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

As such, during the second quarter of 2010, the Company’s MSG Entertainment reportable segment recorded a pre-tax impairment charge of $9,945 for the unamortized deferred costs remaining on the Company’s consolidated financial statements at the end of the show’s run at the Beacon Theatre.

This pre-tax impairment charge is reflected in direct operating expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2010.

Note 6. Team Personnel Transactions and Insurance Recoveries

Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players on our sports teams for season-ending injuries, waivers and trades, and termination costs of other team personnel (“Team Personnel Transactions”). The Company’s MSG Sports segment recognizes the estimated ultimate cost of these events, including the Company’s estimated future obligation for luxury tax attributable to Knicks player transactions, in the period in which they occur, net of anticipated insurance recoveries. Amounts due to such players are generally paid over their remaining contract terms. There were no Team Personnel Transactions during the three months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, provisions for Team Personnel Transactions amounted to $6,313 and $23,486, respectively, which were net of insurance recoveries of $820 and $426, respectively.

In addition, during the nine months ended September 30, 2010 and 2009, the Company recorded $7,921 and $4,838, respectively, in insurance recoveries related to non season-ending player injuries.

The accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009 include $0 and $5,929, respectively, in other current assets, for these team personnel-related insurance recoveries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

Note 7. Investments

In June 2008, the Company purchased a minority ownership interest in a company for $37,632, which is accounted for under the cost method. During both of the nine month periods ended September 30, 2010 and 2009, the Company received a $2,000 dividend representing the distribution of earnings from this cost method investment which was recognized in miscellaneous income in the accompanying consolidated statements of operations. As of September 30, 2010 and December 31, 2009, this investment is recognized as a component of other assets in the accompanying consolidated balance sheets. It was not practicable for the Company to estimate the fair value of this minority ownership interest.

Note 8. Goodwill and Intangible Assets

The carrying amount of goodwill, by reportable segment, as of September 30, 2010 and December 31, 2009 is as follows:

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

The Company’s intangible assets are as follows:

As of September 30, 2010	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Affiliation agreements and affiliate relationships(a)	$120,536	$ (47,073)	$ 73,463
Season ticket holder relationships	75,005	(30,462)	44,543
Suite holder relationships	15,394	(7,694)	7,700
Broadcast rights	15,209	(12,322)	2,887
Other intangibles(a)	17,743	(11,628)	6,115

Total intangible assets subject to amortization	243,887	(109,179)	134,708

Sports franchises (MSG Sports segment)	96,215	—	96,215
Trademarks (MSG Entertainment segment)	61,881	—	61,881

Total indefinite-lived intangible assets	158,096	—	158,096

Total intangible assets	$401,983	$(109,179)	$292,804

As of December 31, 2009	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Affiliation agreements and affiliate relationships	$124,770	$ (45,909)	$ 78,861
Season ticket holder relationships	75,005	(26,377)	48,628
Suite holder relationships	15,394	(6,645)	8,749
Broadcast rights	15,209	(11,182)	4,027
Other intangibles	23,001	(15,238)	7,763

Total intangible assets subject to amortization	253,379	(105,351)	148,028

Sports franchises (MSG Sports segment)	96,215	—	96,215
Trademarks (MSG Entertainment segment)	61,881	—	61,881

Total indefinite-lived intangible assets	158,096	—	158,096

Total intangible assets	$411,475	$(105,351)	$306,124

(a)	During the nine months ended September 30, 2010, certain intangible assets became fully amortized.

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

Amortization expense was $4,305 and $4,597, for the three months ended September 30, 2010 and 2009, respectively. Amortization expense was $13,320 and $14,952 for the nine months ended September 30, 2010 and 2009, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each year from 2010 through 2014 to be as follows:

For the year ended December 31, 2010 (including the nine months ended September 30, 2010)	$17,629
For the year ended December 31, 2011	17,224
For the year ended December 31, 2012	14,434
For the year ended December 31, 2013	10,574
For the year ended December 31, 2014	10,574

Note 9. Commitments and Contingencies

Commitments

As more fully described in Notes 7 and 8 of the audited combined financial statements of the Company included in the 2009 Annual Report on Form 10-K, the Company’s commitments primarily consist of long-term agreements for exclusive broadcast rights for certain live sporting events, obligations under employment agreements that the Company has with its professional sports teams’ personnel, long-term noncancelable operating lease agreements for entertainment venues and office and storage space, and minimum purchase requirements. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years.

On July 8, 2010, in connection with the comprehensive transformation of The Garden (the “Transformation”), the Company entered into a construction management agreement (the “Construction Agreement”) with Turner Construction Company (“Turner”). Under the Construction Agreement, the Company has engaged Turner to act as construction manager for the Transformation, with responsibility for the orderly and expeditious performance of the construction work associated with the Transformation, including the direct performance of construction work, the engagement and supervision of, and responsibility for, subcontractors and the achievement of specific construction-related milestones in accordance with the timetable prescribed for the Transformation. For more information on the Construction Agreement, refer to the Company’s filing on Form 8-K filed with the SEC on July 9, 2010.

Legal Matters

In March 2008, a lawsuit was filed in the United States District Court for the Southern District of New York against MSG L.P. arising out of a January 23, 2007 automobile accident involving an individual who was allegedly drinking alcohol at several different establishments prior to the accident, allegedly including at an event at The Garden. The accident resulted in the death of two individuals. The plaintiffs filed suit against MSG L.P., the driver, and a New York City bar, asserting claims under the New York Dram Shop Act and seeking unspecified compensatory and punitive damages. The Company has insurance coverage for compensatory damages and legal expenses in this matter. Discovery in the case has been completed and MSG L.P. has filed a motion for summary judgment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

Note 10. Debt

Total debt of the Company consists of the following:

	September 30, 2010	December 31, 2009
Revolving Credit Facility	$—	$—
Capital lease obligations due to a subsidiary of Cablevision(a)	5,251	6,235

Total	$5,251	$6,235

(a)	Classified in other liabilities in the accompanying consolidated balance sheets.

On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a new senior secured revolving credit facility of up to $375,000 with a term of five years (the “Revolving Credit Facility”). The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including but not limited to the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of September 30, 2010, there was $3,657 in letters of credit issued under the Revolving Credit Facility. The Company’s available borrowing capacity under the Revolving Credit Facility as of September 30, 2010 remained in excess of $370,000.

The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00; and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for Madison Square Garden, Inc. As of September 30, 2010, the Company was in compliance with the financial covenants in the Revolving Credit Facility.

In connection with the entry into this borrowing facility, the Company incurred deferred financing costs of $10,900, which are being amortized to interest expense over the five-year term of the Revolving Credit Facility.

Note 11. Fair Value Measurements

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

The following table presents for each of these hierarchy levels, the Company’s financial assets that are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

September 30, 2010	Total	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Cash equivalents	$224,032	$224,032	$ —	$ —

December 31, 2009
Cash equivalents	$109,296	$109,296	$ —	$ —

The Company’s cash equivalents are primarily invested in money market funds and time deposits and are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s cash equivalents approximates fair value due to their short-term maturities.

Note 12. Pension and Other Postretirement Benefit Plans

The Company sponsors a non-contributory qualified defined benefit pension plan covering its non-union employees hired prior to January 1, 2001 (the “Retirement Plan”). Benefits payable to retirees under the Retirement Plan are based upon years of service and participants’ compensation. The Company also sponsors an unfunded, non-qualified defined benefit pension plan for the benefit of certain employees who participate in the underlying qualified plan (the “Excess Plan”). This plan provides that, upon retirement, a participant will receive a benefit based on a formula which reflects the participant’s years of service and compensation. As of December 31, 2007, both the Retirement Plan and Excess Plan were amended to freeze all benefits earned through December 31, 2007 and eliminate the ability of participants to earn benefits for future service under these plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

In addition, the Company sponsors two non-contributory qualified defined benefit pension plans covering certain of its union employees (“Union Plans”). Benefits payable to retirees under the Union Plans are based upon years of service and, for one of the plans, participants’ compensation.

Effective January 1, 2010, employees of the Company ceased participation in the Cablevision Cash Balance Pension Plan and Cablevision Excess Cash Balance Plan (the “Cablevision Cash Balance Plans”) and began participation in the Company-sponsored MSG Cash Balance Pension Plan and MSG Excess Cash Balance Plan, an unfunded non-contributory, non-qualified excess cash balance plan (collectively, the “MSG Cash Balance Plans”). Also effective January 1, 2010, the Company assumed the liability to pay benefits to current and former employees of the Company who had previously participated in the Cablevision Cash Balance Plans. The estimates of such liabilities assumed under the MSG Cash Balance Pension Plan and MSG Excess Cash Balance Plan as of January 1, 2010 were $3,187 and $2,564, respectively, and are reflected in the accompanying consolidated balance sheet as of September 30, 2010.

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

Components of net periodic benefit cost for the Company’s Pension Plans and Postretirement Plan for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended September 30,
	2010	2009	2010	2009
Service cost	$ 1,831	$ 95	$ 40	$ 49
Interest cost	1,508	1,216	77	75
Expected return on plan assets	(551)	(570)	—	—
Recognized actuarial loss (gain)	626	(30)	(29)	(20)
Amortization of unrecognized prior service cost (credit)	4	1	(33)	(33)

Net periodic benefit cost	$ 3,418	$ 712	$ 55	$ 71

	Pension Plans		Postretirement Plan
	Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$ 4,555	$ 293	$ 149	$ 177
Interest cost	4,764	3,960	257	252
Expected return on plan assets	(1,213)	(1,713)	—	—
Recognized actuarial loss (gain)	1,683	146	(56)	(42)
Amortization of unrecognized prior service cost (credit)	21	2	(99)	(99)

Net periodic benefit cost	$ 9,810	$ 2,688	$ 251	$ 288

In addition to the amounts reflected in the table above for Company sponsored benefit plans, for the three and nine months ended September 30, 2009, the Company recorded $1,354 and $3,854, respectively, of expense related to the Cablevision Cash Balance Plans.

The Company contributed $10,100 and $2,515 to the Retirement Plan and Union Plans, respectively, during the nine months ended September 30, 2010.

In addition, Cablevision sponsors qualified and non-qualified savings plans (the “Cablevision Savings Plans”) in which employees of the Company continue to participate for a period of time after the Distribution (the “Transition Period”) until such time that the Company establishes its own savings plans. The Company makes matching cash contributions on behalf of its employees to the Cablevision Savings Plans in accordance with the terms of those plans. Expenses related to the Cablevision Savings Plans included in the accompanying consolidated statements of operations were $763 and $2,162 for the three and nine months ended September 30, 2010, respectively, compared to $643 and $1,838 for the comparable periods of the prior year.

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

Treatment After the Distribution of Share-based Payment Awards Initially Granted Under Cablevision Equity Award Programs

As described in Note 12 to the audited combined financial statements of the Company included in the 2009 Annual Report on Form 10-K, prior to the Distribution certain employees and non-employee directors of Cablevision (some of whom are employees or directors of the Company) participated in Cablevision’s equity award programs.

In connection with the Distribution, each Cablevision stock option and stock appreciation right (“rights” or “SAR”) outstanding at the Distribution date became two options/rights. Cablevision options were converted into options to acquire Cablevision NY Group Class A Common Stock and options to acquire Madison Square Garden, Inc. Class A Common Stock. Cablevision rights were converted into rights with respect to the cash value of Cablevision NY Group Class A Common Stock and rights with respect to the cash value of Madison Square Garden, Inc.’s Class A Common Stock. The number of shares of Madison Square Garden, Inc. Class A Common Stock that became subject to each option/right was based on the one:four distribution ratio (i.e., one share of Madison Square Garden, Inc. Class A Common Stock for every four shares of Cablevision NY Group Class A Common Stock). The existing exercise price was allocated between the existing Cablevision options/rights and the Madison Square Garden, Inc. new options/rights based upon the ten-day weighted-average prices of the Cablevision NY Group Class A Common Stock and Madison Square Garden, Inc. Class A Common Stock, taking into account the one:four distribution ratio. As a result of this adjustment, 82.63% of the pre-Distribution exercise price of options and rights was allocated to the Cablevision options and rights and 17.37% was allocated to the new Madison Square Garden, Inc. options and rights. The options and the rights with respect to Madison Square Garden, Inc. Class A Common Stock were issued under the Company’s new Employee Stock Plan or the Non-Employee Director Plan, as applicable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

Share-based Payment Award Activity

The following table summarizes activity relating to holders (including both Company and Cablevision employees) of Madison Square Garden, Inc. stock options for the period from February 10, 2010 (the day following the Distribution date) to September 30, 2010:

	Number of		Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)
	Time Vesting Options	Performance Vesting Options(a)
Balance, February 10, 2010	2,308	163	$ 9.53	4.84
Granted	—	—	—
Exercised	(352)	(39)	$ 8.48
Forfeited/Expired	(47)	—	$ 27.73

Balance, September 30, 2010	1,909	124	$ 9.31	4.41

Options exercisable at September 30, 2010	1,066	124	$ 10.12	4.47

Options expected to vest in the future	843	—	$ 8.17	4.32

(a)	The Cablevision performance objective with respect to these awards has been achieved.

Of the total number of stock options as of September 30, 2010, 1,927 were held by Cablevision employees (including the Company’s Executive Chairman, and President and Chief Executive Officer).

The following table summarizes activity relating to holders (including both Company and Cablevision employees) of Madison Square Garden, Inc. Class A Common Stock restricted on the same basis as the underlying Cablevision restricted stock, as well as restricted shares issued under the Employee Stock Plan for the period from February 10, 2010 (the day following the Distribution date) to September 30, 2010:

	Restricted Shares	Weighted-Average Fair Value Per Share at Date of Grant
Unvested award balance, February 10, 2010	2,238 (a)	$12.46
Granted	119 (b)	$21.90
Vested	(453)(c)	$20.10
Awards forfeited	(26)	$10.03

Unvested award balance, September 30, 2010	1,878	$11.25

(a)	Represents shares of the Madison Square Garden, Inc. Class A Common Stock restricted on the same basis as the underlying Cablevision restricted stock.

(b)	On March 29, 2010, the Company granted to an employee, under the Employee Stock Plan, 119 shares of restricted stock. This award is subject to performance criteria.

(c)

During the first quarter of 2010, 453 shares of Madison Square Garden, Inc. Class A Common Stock issued to employees of the Company and Cablevision vested. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 182 of these shares, with an aggregate value of $3,723, were surrendered to the Company. These acquired shares have been classified as treasury stock.

Of the total unvested award balance as of September 30, 2010, 1,435 restricted shares were held by Cablevision employees (including the Company’s Executive Chairman, and President and Chief Executive Officer).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

The following table summarizes activity relating to Madison Square Garden, Inc. Restricted Stock Units (“RSUs”) for the period from February 10, 2010 (the day following the Distribution date) to September 30, 2010:

	Number of		Weighted- Average Fair Value Per Share at Date of Grant
	Time Vesting RSUs	Performance Vesting RSUs
Balance, February 10, 2010	—	—	$ —
Granted	533 (a)(b)	301(a)	$21.87
Vested	(50)(b)	—	$21.90
Awards forfeited	(29)	—	$21.90

Unvested award balance, September 30, 2010	454	301	$21.87

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

Share-based Compensation Expense

Share-based compensation expense, recognized as selling, general and administrative expense, for the three and nine months ended September 30, 2010 was $2,502 and $8,361, respectively. Share-based compensation expense for the three and nine months ended September 30, 2009 was $3,868 and $10,718, respectively. For the three and nine months ended September 30, 2009, the Company’s share-based compensation expense includes amounts related to Company employees participating in Cablevision equity award programs, as well as amounts related to Cablevision employees and non-employee directors to the extent allocated to the Company. Effective January 1, 2010, the Company no longer receives an allocation of share-based compensation expense for Cablevision employees and non-employee directors, including expense related to the Company’s Executive Chairman, and President and Chief Executive Officer with respect to their participation in Cablevision equity award programs (given that they remained as executive officers of Cablevision).

Note 14. Related Party Transactions

The Dolan family, including trusts for the benefit of the Dolan family, collectively owns all of the Company’s outstanding Class B Common Stock, less than 4% of outstanding Madison Square Garden, Inc. Class A Common Stock and thereby holds approximately 70% of the total voting power of Madison Square Garden, Inc.’s outstanding common stock. The Dolan family is also the controlling stockholder of Cablevision.

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

For periods prior to January 1, 2010, the combined financial statements of the Company reflect charges incurred pursuant to certain allocation policies of Cablevision. Effective January 1, 2010 through the Distribution date, the Company received allocations from Cablevision generally consistent with the transition services agreement, with certain adjustments. Although management believes that these charges have been made on a reasonable basis, it is not practicable to determine whether the allocated amounts represent amounts that might have been incurred on a stand-alone basis, including as a separate independent publicly traded company, as there are no company-specific or comparable industry benchmarks with which to make such estimates. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology, staffing and infrastructure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

The following table summarizes the composition and amounts of the significant transactions with Cablevision that are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$39,633	$31,060	$118,416	$95,002

Operating expenses:
Corporate general and administrative	(1,325)	(6,396)	(7,100)	(19,240)
Origination, master control and post production services and studio costs	(2,415)	(4,669)	(6,884)	(13,332)
Risk management and general insurance	—	(1,595)	(713)	(4,785)
Cablevision long-term incentive plans	—	(1,336)	—	(3,938)
Share-based compensation	—	(1,367)	—	(4,605)
Health and welfare plans	—	(3,273)	—	(9,623)
Other	(1,458)	(909)	(2,898)	(3,108)

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

Origination, Master Control and Post Production Services and Studio Costs

Cablevision provides certain origination, master control and post production services to the Company. During the three and nine months ended September 30, 2009 Cablevision also provided studio usage to the Company.

Risk Management and General Insurance

Cablevision provided the Company with risk management and general insurance related services through the date of the Distribution. For periods after the Distribution, Cablevision continued to provide risk management services through the transition services agreement (these amounts are reflected in the “Corporate general and administrative” line in the table above).

Cablevision Long-Term Incentive Plans

In 2009, 2008 and 2007, Cablevision granted three-year performance awards to certain employees under Cablevision’s 2006 Cash Incentive Plan. The performance metrics in each employee’s applicable award agreement for 2009 and 2008 are required to be adjusted to reflect the exclusion of the Company from the business of Cablevision. In addition, Cablevision granted deferred compensation awards to certain employees under Cablevision’s Long-Term Incentive Plan (which was superseded by the Cablevision 2006 Cash Incentive Plan), which were unaffected by the Distribution. For the nine months ended September 30, 2009, the Company’s long-term incentive plan expense includes amounts related to Company employees participating in Cablevision award programs, as well as amounts related to Cablevision employees to the extent allocated to the Company. Effective January 1, 2010, the Company no longer receives an allocation of long-term incentive plan expense for Cablevision employees, including expense related to the Company’s Executive Chairman, and President and Chief Executive Officer with respect to their participation in Cablevision long-term incentive plans (given that they remained as executive officers of Cablevision). The amount in the table above only reflects the portion of the Company’s expense related to the allocation for Cablevision employees.

The portion of the Company’s long-term incentive plan liability as of the Distribution date related to the allocation for Cablevision employees was assumed by Cablevision and is reflected as a deemed capital contribution from Cablevision in the accompanying consolidated statement of equity and comprehensive income (loss) for the nine months ended September 30, 2010.

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

Refer to Note 12 for discussion of the participation of Company employees in Cablevision sponsored retirement benefit plans.

Note 15. Property and Equipment

As of September 30, 2010 and December 31, 2009, property and equipment (including equipment under capital leases) consisted of the following assets:

	September 30, 2010	December 31, 2009
Land	$67,921	$67,921
Buildings	180,946	185,618
Equipment	234,420	222,965
Aircraft	38,611	38,611
Furniture and fixtures	15,166	14,330
Leasehold improvements	131,181	129,352
Construction in progress	140,499	58,431

	808,744	717,228
Less accumulated depreciation and amortization	(401,367)	(375,223)

	$407,377	$342,005

Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $9,194 and $29,439 for the three and nine months ended September 30, 2010, respectively, as compared to $10,880 and $31,021 for the comparable periods of the prior year.

Project-to-date, the Company has incurred approximately $126,500 in costs associated with the Transformation that are primarily recorded in construction in progress. Depreciation is being accelerated for The Garden assets that are planned to be removed as a result of the Transformation.

As of September 30, 2010 and December 31, 2009, the gross amount of equipment and related accumulated depreciation recorded under capital leases included in the table above are as follows:

	September 30, 2010	December 31, 2009
Equipment	$13,320	$13,351
Less accumulated depreciation	(9,316)	(8,588)

	$4,004	$4,763

Note 16. Income Taxes

Income tax expense for the three and nine months ended September 30, 2010 of $6,822 and $32,148, respectively, differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

impact of nondeductible expenses, partially offset by the tax benefit resulting from nontaxable disability insurance recoveries. In addition, in the third quarter, the Company recorded a benefit of approximately $4,000 from the impact of a reduction in the effective state tax rate on the deferred tax liability balance. This benefit was recorded in connection with filing income tax returns during the third quarter of 2010. The effective tax rate was 26% and 39% for the three and nine months ended September 30, 2010, respectively.

Income tax expense (benefit) for the three and nine months ended September 30, 2009 of $1,537 and ($2,141), respectively, differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes and the impact of nondeductible expenses partially offset by the tax benefit resulting from nontaxable disability insurance recoveries. In addition, in the third quarter, the Company recorded a benefit of approximately $3,200 from the impact of a reduction in the effective state tax rate on the deferred tax liability balance. This benefit was recorded in connection with the filing of income tax returns during the third quarter of 2009. The effective tax rate was 13% and (101%) for the three and nine months ended September 30, 2009, respectively.

For all periods prior to the Distribution, deferred tax assets and liabilities have been measured using the estimated applicable corporate tax rates historically used by Cablevision. Due to the Company’s significant presence in the City of New York, the estimated applicable corporate tax rate used to measure deferred taxes is higher for the Company as a stand-alone entity. As such, as of the Distribution date, an increase in the deferred tax liability of $31,353 to reflect use of the higher stand-alone estimated applicable corporate tax rate was recorded as an adjustment to paid-in capital. In addition, as of the Distribution date, the deferred tax asset for share-based awards was reduced by $4,092 through an adjustment to paid-in capital to eliminate the portion of the deferred tax asset relating to the share-based compensation expense attributable to Cablevision employees that was allocated to the Company prior to the Distribution. For all periods prior to the Distribution, allocable current income tax liabilities calculated on a stand-alone company basis that the Company did not pay directly have been reflected as deemed capital contributions to the Company from Cablevision. Such contributions (distributions) amounted to $6,780 and ($56) for the nine months ended September 30, 2010 and 2009, respectively.

Note 17. Segment Information

The Company classifies its business interests into three reportable segments which are MSG Media, MSG Entertainment and MSG Sports. The Company allocates certain corporate costs to all of its reportable segments. In addition, the Company allocates its venue operating costs to its MSG Entertainment and MSG Sports segments. Venue operating costs include the non-event related costs of operating the Company’s venues, and include such costs as rent, real estate taxes, insurance, utilities, repairs and maintenance and labor related to the overall management of the venues. Depreciation expense related to The Garden and The Theater at Madison Square Garden is not allocated to the reportable segments and is recognized in “All other.”

The Company conducts a significant portion of its operations at venues that are either owned or operated by it under long-term leases. The Company owns The Garden and The Theater at Madison Square Garden in New York City, as well as The Chicago Theatre in Chicago. It leases Radio City Music Hall and the Beacon Theatre in New York City. The Company also has a booking agreement with respect to the Wang Theatre in Boston.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
MSG Media	$133,434	$113,580	$407,421	$345,638
MSG Entertainment	38,184	30,557	126,422	109,589
MSG Sports	36,905	34,765	243,442	244,927
Inter-segment eliminations	(17,693)	(17,138)	(52,823)	(49,736)

	$190,830	$161,764	$724,462	$650,418

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Inter-segment revenues
MSG Media	$—	$—	$—	$—
MSG Entertainment	(26)	(25)	(77)	(76)
MSG Sports	(17,667)	(17,113)	(52,746)	(49,660)

	$(17,693)	$(17,138)	$(52,823)	$(49,736)

Inter-segment eliminations are primarily local television rights recognized by the Company’s MSG Sports segment from the licensing of team programming to the Company’s MSG Media segment.

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Adjusted operating cash flow
MSG Media	$55,666	$42,543	$179,558	$126,117
MSG Entertainment	(10,930)	(14,757)	(43,680)	(40,816)
MSG Sports	1,559	5,265	8,511	(21,757)
All other(a)	(4,036)	(1,805)	(11,185)	(5,802)

	$42,259	$31,246	$133,204	$57,742

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Depreciation and amortization
MSG Media	$4,430	$4,653	$14,197	$15,158
MSG Entertainment	2,304	2,574	6,943	7,623
MSG Sports	2,621	3,160	7,835	8,306
All other(b)	4,144	5,090	13,784	14,886

	$13,499	$15,477	$42,759	$45,973

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Share-based compensation expense
MSG Media	$954	$1,585	$2,642	$4,394
MSG Entertainment	702	1,470	2,442	4,073
MSG Sports	641	813	1,858	2,251
All other	205	—	1,419	—

	$2,502	$3,868	$8,361	$10,718

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating income (loss)
MSG Media	$50,282	$36,305	$162,719	$106,565
MSG Entertainment	(13,936)	(18,801)	(53,065)	(52,512)
MSG Sports	(1,703)	1,292	(1,182)	(32,314)
All other	(8,385)	(6,895)	(26,388)	(20,688)

	$26,258	$11,901	$82,084	$1,051

A reconciliation of reportable segment operating income to the Company’s consolidated income from operations before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total operating income for reportable segments	$34,643	$18,796	$108,472	$21,739
Other operating loss	(8,385)	(6,895)	(26,388)	(20,688)

Operating income	26,258	11,901	82,084	1,051
Items excluded from operating income:
Interest income	619	649	2,660	2,101
Interest expense	(1,841)	(912)	(4,988)	(3,032)
Miscellaneous income	1,050	—	3,050	2,000

Income from operations before income taxes	$26,086	$11,638	$82,806	$2,120

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Capital expenditures
MSG Media	$5,895	$387	$15,988	$2,046
MSG Entertainment	1,373	1,343	3,927	12,150
MSG Sports	235	45	405	265
All other	25,990	9,843	52,746	26,748

	$33,493	$11,618	$73,066	$41,209

(a)	Consists principally of unallocated corporate general and administrative costs.

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

•	our ability to maintain, obtain or produce content for our MSG Media segment, together with the cost of such content;

•	the level of our expenses, including the anticipated expenditures related to the expected increase in our corporate expenses as a publicly-traded company;

•	future acquisitions and dispositions of assets;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stocks; and

•	the factors described under “Risk Factors” in our 2009 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 18, 2010 (“2009 Annual Report on Form 10-K”).

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

(Continued)

Introduction

Management’s Discussion and Analysis, or MD&A, of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and footnotes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to “we”, “us”, “our”, “Madison Square Garden” or the “Company” refer to Madison Square Garden, Inc., together with its direct and indirect subsidiaries. “Madison Square Garden, Inc.” refers to Madison Square Garden, Inc. individually as a separate entity. Madison Square Garden, Inc. is a holding company and conducts substantially all of its operations through its subsidiaries. This MD&A should be read in conjunction with our 2009 Annual Report on Form 10-K, and is organized as follows:

Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009. Our discussion is presented on both a consolidated and segment basis.

Liquidity and Capital Resources. This section provides a discussion of our financial condition, liquidity and capital resources as of September 30, 2010, as well as an analysis of our cash flows for the nine months ended September 30, 2010 and 2009.

Recently Adopted Accounting Pronouncements and Critical Accounting Policies. This section discusses the Company’s adoption of Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”). In addition, this section discusses accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application.

The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company’s venues. MSG Entertainment creates, produces and/or presents a variety of live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes, and shows that the Company co-produces with Cirque du Soleil, such as Wintuk. MSG Sports owns and operates sports franchises, including the New York Knicks (“Knicks”) of the NBA, the New York Rangers (“Rangers”) of the NHL, the New York Liberty of the Women’s National Basketball Association, and the Hartford Wolf Pack of the American Hockey League, which is the primary player development team for the Rangers. MSG Sports also features other sports properties, including the presentation of a wide variety of premier live sporting events.

The dependence of our revenues on our sports teams and Christmas shows generally make our business seasonal with a disproportionate share of our revenues and operating income being derived in the fourth quarter of each year.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

Results of Operations

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,				Increase
	2010		2009		(Decrease)
	Amount	% of Revenues	Amount	% of Revenues	in Net Income
Revenues	$ 190,830	100%	$161,764	100%	$ 29,066
Operating expenses:
Direct operating (excluding depreciation and amortization shown below)	81,016	42%	71,821	44%	(9,195)
Selling, general and administrative	70,057	37%	62,565	39%	(7,492)
Depreciation and amortization	13,499	7%	15,477	10%	1,978

Operating income	26,258	14%	11,901	7%	14,357
Other income (expense):
Interest expense, net	(1,222)	-1%	(263)	NM	(959)
Miscellaneous	1,050	1%	—	NM	1,050

Income from operations before income taxes	26,086	14%	11,638	7%	14,448
Income tax expense	(6,822)	-4%	(1,537)	-1%	(5,285)

Net income	$ 19,264	10%	$ 10,101	6%	$ 9,163

	Nine Months Ended September 30,				Increase
	2010		2009		(Decrease)
	Amount	% of Revenues	Amount	% of Revenues	in Net Income
Revenues	$724,462	100%	$650,418	100%	$74,044
Operating expenses:
Direct operating (excluding depreciation and amortization shown below)	401,930	55%	401,149	62%	(781)
Selling, general and administrative	197,689	27%	202,245	31%	4,556
Depreciation and amortization	42,759	6%	45,973	7%	3,214

Operating income	82,084	11%	1,051	NM	81,033
Other income (expense):
Interest expense, net	(2,328)	NM	(931)	NM	(1,397)
Miscellaneous	3,050	NM	2,000	NM	1,050

Income from operations before income taxes	82,806	11%	2,120	NM	80,686
Income tax benefit (expense)	(32,148)	-4%	2,141	NM	(34,289)

Net income	$50,658	7%	$4,261	1%	$46,397

NM – Percentage is not meaningful

See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

Consolidated Results

Revenues

Revenues for the three months ended September 30, 2010 increased $29,066, or 18%, to $190,830 as compared to the comparable period of the prior year. Revenues for the nine months ended September 30, 2010 increased $74,044, or 11%, to $724,462, as compared to the comparable period of the prior year. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Increase in MSG Media segment revenues	$19,854	$61,783
Increase in MSG Entertainment segment revenues	7,627	16,833
Increase (decrease) in MSG Sports segment revenues	2,140	(1,485)
Inter-segment eliminations	(555)	(3,087)

	$29,066	$74,044

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the three months ended September 30, 2010 increased $9,195, or 13%, to $81,016 as compared to the comparable period of the prior year. Direct operating expenses (excluding depreciation and amortization) for the nine months ended September 30, 2010 increased $781, or less than 1%, to $401,930, as compared to the comparable period of the prior year. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Increase in MSG Media segment expenses	$3,823	$4,278
Increase in MSG Entertainment segment expenses	3,812	18,331
Increase (decrease) in MSG Sports segment expenses	2,112	(18,747)
Inter-segment eliminations	(552)	(3,081)

	$9,195	$781

Selling, general and administrative expenses

Selling, general and administrative expenses increased $7,492, or 12%, for the three months ended September 30, 2010, to $70,057 as compared to the comparable period of the prior year. Selling, general and administrative expenses decreased $4,556, or 2%, to $197,689 for the nine months ended September 30, 2010, as compared to the comparable period of the prior year. The net increase (decrease) is attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Increase in MSG Media segment expenses	$2,277	$2,312
Decrease in MSG Entertainment segment expenses	(780)	(265)
Increase (decrease) in MSG Sports segment expenses	3,562	(13,399)
Increase in other expenses	2,433	6,796

	$7,492	$(4,556)

For both periods the increase in other expenses primarily reflects an increase in certain costs related to being an independent publicly traded company, which were not allocated to the Company’s business segments.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2010 decreased $1,978, or 13%, as compared to the comparable period of the prior year primarily due to lower depreciation expense resulting from a reduction in the depreciable asset base. Depreciation and amortization for the nine months ended September 30, 2010 decreased $3,214, or 7%, as compared to the comparable period of the prior year. This decline was primarily due to lower amortization expense of intangible assets resulting from certain intangible assets becoming fully amortized, as well as lower depreciation expense in the third quarter of 2010, as discussed above.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

Interest expense, net

Interest expense, net for the three months ended September 30, 2010 increased $959, or 365% as compared to the comparable period of the prior year primarily due to higher interest expense related to fees associated with the Company’s credit facility which was entered into in January 2010. Interest expense, net for the nine months ended September 30, 2010 increased $1,397, or 150%, as compared to the comparable period of the prior year due to higher interest expense related to fees associated with the Company’s credit facility which was offset in part by higher interest income.

Miscellaneous income

Miscellaneous income for the nine months ended September 30, 2010 and 2009 reflects a dividend of $2,000 received from an investment accounted for under the cost method during the first quarter of 2010 and the second quarter of 2009, respectively. It also reflects a gain from insurance proceeds of $1,050, recorded in the third quarter of 2010, related to certain fully amortized theater show assets that were destroyed in a flood at a storage facility.

Income taxes

Income tax expense for the three and nine months ended September 30, 2010 of $6,822 and $32,148, respectively, differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes and the impact of nondeductible expenses, partially offset by the tax benefit resulting from nontaxable disability insurance recoveries. In addition, in the third quarter, the Company recorded a benefit of approximately $4,000 from the impact of a reduction in the effective state tax rate on the deferred tax liability balance. This benefit was recorded in connection with filing income tax returns during the third quarter of 2010. The effective tax rate was 26% and 39% for the three and nine months ended September 30, 2010, respectively.

Income tax expense (benefit) for the three and nine months ended September 30, 2009 of $1,537 and ($2,141), respectively, differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes and the impact of nondeductible expenses partially offset by the tax benefit resulting from nontaxable disability insurance recoveries. In addition, in the third quarter, the Company recorded a benefit of approximately $3,200 from the impact of a reduction in the effective state tax rate on the deferred tax liability balance. This benefit was recorded in connection with the filing of income tax returns during the third quarter of 2009. The effective tax rate was 13% and (101%) for the three and nine months ended September 30, 2009, respectively.

Adjusted operating cash flow (“AOCF”)

The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring charges or credits, which is referred to as adjusted operating cash flow, a non-GAAP measure. The Company has presented the components that reconcile adjusted operating cash flow to operating income, an accepted GAAP measure. The following is a reconciliation of operating income to adjusted operating cash flow:

	Three Months Ended September 30,		Increase (Decrease) in AOCF	Nine Months Ended September 30,		Increase (Decrease) in AOCF
	2010	2009		2010	2009
Operating income	$26,258	$11,901	$14,357	$82,084	$1,051	$81,033
Share-based compensation	2,502	3,868	(1,366)	8,361	10,718	(2,357)
Depreciation and amortization	13,499	15,477	(1,978)	42,759	45,973	(3,214)

Adjusted operating cash flow	$42,259	$31,246	$11,013	$133,204	$57,742	$75,462

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

Adjusted operating cash flow for the three months ended September 30, 2010 increased $11,013, or 35%, to $42,259, as compared to the comparable period of the prior year. Adjusted operating cash flow for the nine months ended September 30, 2010 increased $75,462, or 131%, to $133,204, as compared to the comparable period of the prior year. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Increase in adjusted operating cash flow of the MSG Media segment	$13,123	$53,441
Increase (decrease) in adjusted operating cash flow of the MSG Entertainment segment	3,827	(2,864)
(Decrease) increase in adjusted operating cash flow of the MSG Sports segment	(3,706)	30,268
Other net decreases	(2,231)	(5,383)

	$11,013	$75,462

Effective July 1, 2010 DISH Network’s (“DISH”) license to carry Fuse expired and Fuse has not been carried by DISH since that date. Effective October 1, 2010, DISH’s license to carry MSG network and MSG Plus expired and these networks have not been carried by DISH since that date. The financial impact of the two events will depend on many factors including if, when and on what terms DISH and the Company reach new carriage agreements to restore DISH’s carriage of any or all of the networks. If new carriage agreements are not reached, the impact on the Company’s and MSG Media segment’s revenues will not be material but it may be material to the Company’s and MSG Media segment’s operating income and AOCF.

On September 16, 2010, DISH filed a complaint with the Federal Communication Commission (“FCC”) under the FCC’s program access rules. The complaint alleges, among other things, that the terms and conditions the Company offered DISH for carriage of our networks were discriminatory and unfair. The Company is vigorously defending against the claims made by DISH and believes that such claims are without merit.

Business Segment Results

MSG Media

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Media segment.

	Three Months Ended September 30,				Increase (Decrease) in Operating Income
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$133,434	100%	$113,580	100%	$19,854
Direct operating expenses (excluding depreciation and amortization)	51,812	39%	47,989	42%	(3,823)
Selling, general and administrative expenses	26,910	20%	24,633	22%	(2,277)
Depreciation and amortization	4,430	3%	4,653	4%	223

Operating income	$50,282	38%	$36,305	32%	$13,977

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

	Nine Months Ended September 30,				Increase (Decrease) in Operating Income
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$407,421	100%	$345,638	100%	$61,783
Direct operating expenses (excluding depreciation and amortization)	160,930	39%	156,652	45%	(4,278)
Selling, general and administrative expenses	69,575	17%	67,263	19%	(2,312)
Depreciation and amortization	14,197	3%	15,158	4%	961

Operating income	$162,719	40%	$106,565	31%	$56,154

The following is a reconciliation of operating income to adjusted operating cash flow:

	Three Months Ended September 30,		Increase (Decrease) in AOCF	Nine Months Ended September 30,		Increase (Decrease) in AOCF
	2010	2009		2010	2009
Operating income	$50,282	$36,305	$13,977	$162,719	$106,565	$56,154
Share-based compensation	954	1,585	(631)	2,642	4,394	(1,752)
Depreciation and amortization	4,430	4,653	(223)	14,197	15,158	(961)

Adjusted operating cash flow	$55,666	$42,543	$13,123	$179,558	$126,117	$53,441

Revenues

Revenues for the three months ended September 30, 2010 increased $19,854, or 17%, to $133,434 as compared to the comparable period of the prior year. Revenues for the nine months ended September 30, 2010 increased $61,783, or 18%, to $407,421, as compared to the comparable period of the prior year. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Increase in affiliation fee revenue, primarily at MSG Networks	$18,663	$57,291
Increase in advertising revenue	1,076	4,549
Other net increases (decreases)	115	(57)

	$19,854	$61,783

The increases in affiliation fee revenue referred to above were primarily attributable to higher contractual affiliation rates.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the three months ended September 30, 2010 increased $3,823, or 8%, to $51,812 as compared to the comparable period of the prior year. Direct operating expenses (excluding depreciation and amortization) for the nine months ended September 30, 2010 increased $4,278, or 3%, to $160,930, as compared to the comparable period of the prior year. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Increase in rights fees, primarily those attributable to the MSG Sports segment	$893	$4,588
Increase (decrease) in levels of other programming costs	2,930	(310)

	$3,823	$4,278

The increase in other programming costs during the quarter is primarily due to new programming costs of both music and sports content.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 increased $2,277, or 9%, to $26,910 as compared to the comparable period of the prior year. Selling, general and administrative expenses for the nine months ended September 30, 2010 increased $2,312, or 3%, to $69,575, as compared to the comparable period of the prior year. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Increase in marketing costs primarily associated with new programming	$2,973	$3,299
Decrease in share-based compensation	(631)	(1,752)
Other net (decreases) increases	(65)	765

	$2,277	$2,312

The decrease in share-based compensation is primarily due to the elimination of the allocation of share-based compensation expense for Cablevision employees effective January 1, 2010.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2010 decreased $223, or 5%, to $4,430 as compared to the comparable period of the prior year, driven by lower amortization due to certain intangible assets becoming fully amortized during the first and second quarters of 2010. Depreciation and amortization for the nine months ended September 30, 2010 decreased $961, or 6%, to $14,197, as compared to the comparable period of the prior year. This decline was primarily due to lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized, partly offset by higher depreciation expense.

Adjusted operating cash flow

Adjusted operating cash flow for the three months ended September 30, 2010 increased $13,123, or 31%, to $55,666 as compared to the comparable period of the prior year. Adjusted operating cash flow for the nine months ended September 30, 2010 increased $53,441, or 42%, to $179,558, as compared to the comparable period of the prior year. The change for both periods is primarily due to an increase in affiliation fee revenue partially offset by higher direct operating and selling, general and administrative expenses, as discussed above.

See “Results of Operations-Consolidated Results” regarding carriage of FUSE, MSG network, and MSG Plus by DISH.

MSG Entertainment

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Entertainment segment.

	Three Months Ended September 30,				(Increase) Decrease in Operating Loss
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$38,184	100%	$30,557	100%	$7,627
Direct operating expenses (excluding depreciation and amortization)	34,490	90%	30,678	100%	(3,812)
Selling, general and administrative expenses	15,326	40%	16,106	53%	780
Depreciation and amortization	2,304	6%	2,574	8%	270

Operating loss	$(13,936)	-36%	$(18,801)	-62%	$4,865

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

	Nine Months Ended September 30,				(Increase)
	2010		2009		Decrease in
	Amount	% of Revenues	Amount	% of Revenues	Operating Loss

Revenues	$ 126,422	100%	$ 109,589	100%	$ 16,833
Direct operating expenses (excluding depreciation and amortization)	126,184	100%	107,853	98%	(18,331)
Selling, general and administrative expenses	46,360	37%	46,625	43%	265
Depreciation and amortization	6,943	5%	7,623	7%	680

Operating loss	$ (53,065)	-42%	$ (52,512)	-48%	$ (553)

The following is a reconciliation of operating loss to adjusted operating cash flow:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		(Decrease)
	2010	2009	in AOCF	2010	2009	in AOCF
Operating loss	$(13,936)	$(18,801)	$4,865	$(53,065)	$(52,512)	$(553)
Share-based compensation	702	1,470	(768)	2,442	4,073	(1,631)
Depreciation and amortization	2,304	2,574	(270)	6,943	7,623	(680)

Adjusted operating cash flow	$(10,930)	$(14,757)	$3,827	$(43,680)	$(40,816)	$(2,864)

Revenues

Revenues for the three months ended September 30, 2010 increased $7,627, or 25%, to $38,184 as compared to the comparable period of the prior year. Revenues for the nine months ended September 30, 2010 increased $16,833, or 15%, to $126,422 as compared to the comparable period of the prior year. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
(Decrease) increase in event-related revenues at Radio City Music Hall	$(657)	$12,820
Increase in event-related revenues at The Garden and The Theater at Madison Square Garden	5,946	8,239
Increase in revenues from the presentation of Banana Shpeel	1,361	4,541
Decrease in event-related revenues at the Beacon Theatre, excluding $2,747 of revenues from Banana Shpeel in the nine months ended September 30, 2010 reported above	(1,569)	(10,468)
Other net increases	2,546	1,701

	$7,627	$16,833

The higher event-related revenues at Radio City Music Hall for the nine month period were primarily due to an increase in the number of events, including performances of the Radio City Christmas Spectacular that took place in January 2010, where none took place in January 2009.

The higher event-related revenues at The Garden and The Theater at Madison Square Garden for the three month and nine month periods ended September 30, 2010 reflect an increase in the number of events at The Garden which more than offset fewer events at The Theater at Madison Square Garden. The Theater at Madison Square Garden was closed for the summer of 2010 as part of the overall transformation of The Garden.

The decline in revenues at the Beacon Theatre, excluding revenues generated from Banana Shpeel (shown in a separate line in the table above), during the three month period is primarily due to the early close of Banana Shpeel at the Beacon Theatre. The show was scheduled to run at the Beacon Theatre through the end of August but closed early, in June, with insufficient lead time to make the venue available for other events during the third quarter. The nine month results also reflect a lower level of events held at the venue during the first and second quarters of 2010 when the Company utilized the theater to rehearse and present Banana Shpeel.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

Other net increases for the three and nine month periods ended September 30, 2010 include approximately $1,100 and $1,300, respectively, of insurance proceeds related to the loss of revenue on certain shows canceled in 2009 due to inclement weather.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the three months ended September 30, 2010 increased $3,812, or 12%, to $34,490 as compared to the comparable period of the prior year. Direct operating expenses (excluding depreciation and amortization) for the nine months ended September 30, 2010 increased $18,331, or 17%, to $126,184, as compared to the comparable period of the prior year. The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Increase in expenses due to the presentation of Banana Shpeel, including an impairment charge of $9,945 recorded in the second quarter of 2010	$1,640	$17,993
(Decrease) increase in event-related expenses at Radio City Music Hall	(1,271)	7,202
Net increase in event-related expenses at The Garden and The Theater at Madison Square Garden	3,460	2,552
Decrease in event-related expenses at the Beacon Theatre excluding the costs associated with Banana Shpeel as reported above	(534)	(6,054)
Other net increases (decreases)	517	(3,362)

	$3,812	$18,331

The Company recorded a pre-tax impairment charge in the second quarter of 2010 for the unamortized deferred costs related to Banana Shpeel remaining on the Company’s financial statements at the end of the show’s run at the Beacon Theatre. The show recently played in Toronto but subsequent tour stops in other cities have since been suspended.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 decreased $780, or 5%, to $15,326 as compared to the comparable period of the prior year, primarily due to a decrease in share-based compensation of $768 as a result of the elimination of the allocation of share-based compensation expense for Cablevision employees effective January 1, 2010.

Selling, general and administrative expenses for the nine months ended September 30, 2010 decreased $265, or less than 1%, to $46,360, as compared to the comparable period of the prior year. The decrease is primarily attributable to lower share-based compensation of $1,631, which was partly offset by higher other employee compensation and related benefits of $1,394.

Adjusted operating cash flow

Adjusted operating cash flow increased during the three months ended September 30, 2010 as compared to the comparable period of the prior year by $3,827, or 26%, to a loss of $10,930 primarily due to net higher event-related revenues partially offset by a net increase in direct operating expenses, as discussed above.

Adjusted operating cash flow decreased $2,864, or 7%, to a loss of $43,680, for the nine months ended September 30, 2010, as compared to the comparable period of the prior year due to increased direct operating expenses, primarily attributable to the write-off of deferred costs associated with Banana Shpeel, partly offset by the impact of net higher revenues.

MSG Sports

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Sports segment.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

	Three Months Ended September 30,				(Increase)
	2010		2009		Decrease in
	Amount	% of Revenues	Amount	% of Revenues	Operating Loss
Revenues	$36,905	100%	$34,765	100%	$2,140
Direct operating expenses (excluding depreciation and amortization)	12,290	33%	10,178	29%	(2,112)
Selling, general and administrative expenses	23,697	64%	20,135	58%	(3,562)
Depreciation and amortization	2,621	7%	3,160	9%	539

Operating income (loss)	$(1,703)	-5%	$1,292	4%	$(2,995)

	Nine Months Ended September 30,				(Increase)
	2010		2009		Decrease in
	Amount	% of Revenues	Amount	% of Revenues	Operating Loss
Revenues	$243,442	100%	$244,927	100%	$(1,485)
Direct operating expenses (excluding depreciation and amortization)	167,288	69%	186,035	76%	18,747
Selling, general and administrative expenses	69,501	29%	82,900	34%	13,399
Depreciation and amortization	7,835	3%	8,306	3%	471

Operating loss	$(1,182)	NM	$(32,314)	-13%	$31,132

NM – Percentage is not meaningful

The following is a reconciliation of operating income (loss) to adjusted operating cash flow:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	in AOCF	2010	2009	in AOCF
Operating income (loss)	$(1,703)	$1,292	$(2,995)	$(1,182)	$(32,314)	$31,132
Share-based compensation	641	813	(172)	1,858	2,251	(393)
Depreciation and amortization	2,621	3,160	(539)	7,835	8,306	(471)

Adjusted operating cash flow	$1,559	$5,265	$(3,706)	$8,511	$(21,757)	$30,268

Revenues

Revenues for the three months ended September 30, 2010 increased $2,140 or 6%, to $36,905, as compared to the comparable period of the prior year. Revenues for the nine months ended September 30, 2010 decreased $1,485, or less than 1%, to $243,442, as compared to the comparable period of the prior year. These changes are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Increase (decrease) in sports team playoff related revenues	$504	$(6,954)
Increase (decrease) in revenues from other live sporting events	2,200	(803)
Increase in broadcast rights fees from MSG Media	553	3,081
Increase in sponsorship and signage revenues	959	2,681
(Decrease) increase in sports team pre-season/regular ticket related revenue	(1,589)	800
Other net decreases	(487)	(290)

	$2,140	$(1,485)

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

The increase in revenues from other live sports events for the three months ended September 30, 2010 is primarily due to larger scale events during the third quarter of 2010 as compared to the third quarter of 2009. For the nine months ended September 30, 2010, the third quarter increase was offset by the absence of arena boxing bouts in 2010 versus one in each of the first and second quarters of 2009.

The decrease in sports team pre-season/regular ticket related revenue during the three months ended September 30, 2010 was primarily due to fewer preseason games as compared to the comparable period last year due to timing. The increase for the nine months ended September 30, 2010 was primarily due to higher average ticket prices, offset in part by the timing of pre-season games.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the three months ended September 30, 2010 increased $2,112, or 21%, to $12,290, as compared to the comparable period of the prior year. Direct operating expenses (excluding depreciation and amortization) for the nine months ended September 30, 2010 decreased $18,747, or 10%, to $167,288, as compared to the comparable period of the prior year. The net changes are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2010
Decrease in team personnel compensation, inclusive of favorable impact of higher insurance recoveries of $3,083 during the nine month period related to non season-ending player injuries	$(935)	$(11,096)
Increase (decrease) in sports team playoff related expenses, including playoff related NHL revenue sharing	528	(4,598)
Decrease due to (lower) net provision for NBA luxury tax (excluding the impact of certain team personnel transactions described below) during the nine month period of $(3,714), and (lower) higher net provisions for NHL revenue sharing (excluding playoffs) during the three and nine month periods of $(36) and $493, respectively	(36)	(3,221)
Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	—	(1,656)
Increase (decrease) in expenses associated with other live sporting events	1,248	(1,049)
Increase in other team operating expenses	1,022	1,287
Other net increases	285	1,586

	$2,112	$(18,747)

Net provisions for certain team personnel transactions (including the impact of NBA luxury tax), NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs) were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	(Decrease)	2010	2009	(Decrease)
Net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs)	$(257)	$(221)	$(36)	$(145)	$3,076	$(3,221)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$—	$—	$—	$6,313	$7,969	$(1,656)

There were no team personnel transactions during the three months ended September 30, 2010 and 2009.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

Team personnel transactions for the nine months ended September 30, 2010 reflect provisions recorded for player waivers of $4,838 and season-ending player injuries of $1,475 which is net of insurance recoveries of $820. Team personnel transactions for the nine months ended September 30, 2009 primarily include provisions recorded for player waivers and the costs associated with a player trade of $5,109 and $3,286, respectively. The cost of these transactions are recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.

The change in the net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions) for the nine months ended September 30, 2010 as compared to the comparable period of the prior year reflects a lower net provision for NBA luxury tax, primarily due to a decrease in the gross luxury tax associated with the active rosters partly offset by the lower escrow recoveries.

The changes in the net provisions for NHL revenue sharing (excluding playoffs) for the nine months ended September 30, 2010 as compared to the comparable period of the prior year reflect a higher net provision for NHL revenue sharing expense, based primarily on estimates of the Rangers’ and league-wide revenues at the end of the season.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 increased $3,562, or 18%, to $23,697, as compared to the comparable period of the prior year primarily due to higher employee salaries and related benefits. Selling, general and administrative expenses for the nine months ended September 30, 2010 decreased $13,399, or 16%, to $69,501, as compared to the comparable period of the prior year primarily due to lower costs attributable to a separation agreement with a team executive entered into in 2009.

Adjusted operating cash flow

Adjusted operating cash flow for the three months ended September 30, 2010 decreased $3,706, or 70%, to $1,559, as compared to the comparable period of the prior year. Adjusted operating cash flow for the nine months ended September 30, 2010 increased $30,268, or 139%, to $8,511, as compared to the comparable period of the prior year. The decrease in the third quarter is primarily due to higher revenues more than offset by higher direct operating and selling, general and administrative expenses, as discussed above. The increase during the nine months was due primarily to the lower direct operating and selling, general and administrative expenses, including the costs attributable to a separation agreement with a team executive entered into in 2009, referred to above.

On November 2, 2010, following overnight work which included the cleaning of asbestos-related materials in the attic above the ceiling of The Garden during which debris fell into The Garden, the Company postponed the Knicks game scheduled for that evening. On November 3, 2010, after receiving assurances from New York City and environmental experts regarding the safety of The Garden for customers and employees, the Company announced that The Garden was reopening in time for the next scheduled event. The postponed Knicks game will be rescheduled.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents on hand, cash flow from the operations of our businesses and available borrowing capacity under our $375,000 five-year credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility that we refer to as the “Revolving Credit Facility” (see “Financing Agreements” below.) Our principal uses of cash include capital spending and investments that we may fund from time to time. We currently expect that our net funding and investment requirements for the next twelve months will be met by our cash and cash equivalents on hand and cash generated by our operating activities. The decision of the Company as to the use of its available liquidity will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.

We previously announced our intent to pursue a comprehensive transformation of The Garden, which project we refer to as the “Transformation”. We continue to review all aspects of this complex project with our consultants in order to improve the Transformation plans, mitigate project risks and identify efficiencies in all aspects of costs, planning and project-phasing. We also continue to refine our cost estimates to ensure that the Transformation meets our overall expectations and objectives. While the cost estimates are not yet final, current estimated Transformation costs remain within the $775,000 to $850,000 range we have previously disclosed. Total Transformation costs incurred year-to-date and project-to-date through September 30, 2010 were approximately $68,100 and $126,500, of which approximately $46,400 and $96,200 has been paid, respectively. We expect that the estimated costs associated with the project will be met from cash and cash equivalents on hand and cash flow from our operations. To the extent that management determines that financing for the Transformation is required or desirable, we would expect to draw on our Revolving Credit Facility for that purpose.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

The Transformation will be a year-round project in order to most efficiently and effectively complete the construction work. Our goal is to minimize disruption to current operations and to achieve this, we plan for The Garden to remain open for the Knicks’ and Rangers’ regular seasons and playoffs and other events during such periods in the years the Transformation takes place, while we sequence the construction to ensure that we maximize our construction efforts when we close The Garden during summer months. We currently expect the renovated lower bowl of The Garden to be open for the 2011-12 NBA and NHL regular seasons and the renovated upper bowl to be open for the 2012-13 NBA and NHL regular seasons. In each case, construction on areas such as concourses and certain restrooms, concessions and suites will continue during the seasons and a portion of the upper bowl seating (less than 1,500 seats) will be unavailable during part of the 2011-2012 NBA and NHL seasons. We plan to close The Garden and The Theater at Madison Square Garden during the summer months from 2011 to 2013 (for not less than twenty weeks after the conclusion of the Knicks’ and Rangers’ seasons). The Theater at Madison Square Garden was closed for the summer of 2010 in order to support the Transformation. We will seek to move events during the summer months to our other venues or to other times of the year when The Garden or The Theater at Madison Square Garden will be open, although some loss of revenue will occur. Given the scope and complexity of the project, there can be no assurance that the Transformation will be completed or what the ultimate cost, scope or timing of the project will be.

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

Financing Agreements

Credit Facility

On January 28, 2010, Madison Square Garden, L.P. (“MSG L.P.”), our wholly owned subsidiary, and certain of its subsidiaries entered into the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including but not limited to the Transformation, and for general corporate purposes. The Revolving Credit Facility and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of September 30, 2010, there was $3,657 in letters of credit issued under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of September 30, 2010 was in excess of $370,000.

The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00; and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for Madison Square Garden, Inc. As of September 30, 2010, the Company was in compliance with the financial covenants in the Revolving Credit Facility.

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

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

Cash Flow Discussion

Operating Activities

Net cash provided by operating activities increased $62,499 to $106,415 for the nine months ended September 30, 2010 from $43,916 for the nine months ended September 30, 2009. This increase in operating cash primarily resulted from an increase in net income of $46,397, as well as increases in cash flow of $13,121 and $2,981 resulting from non-cash items and changes in assets and liabilities, respectively.

Investing Activities

Net cash used in investing activities increased $29,847 to $71,056 for the nine months ended September 30, 2010 from $41,209 for the nine months ended September 30, 2009 primarily due to higher capital expenditures of $31,857. The increase in capital expenditures mainly reflects additional costs related to the Transformation of The Garden, as well as new office space and HD production facilities for the MSG Media segment.

Financing Activities

Net cash provided by financing activities increased $181,576 to $180,810 for the nine months ended September 30, 2010 from net cash used in financing activities of $766 for the nine months ended September 30, 2009 primarily due to the receipt of amounts due from a subsidiary of Cablevision of $190,000 in the first quarter of 2010 partly offset by additions made to deferred financing costs of $8,370 in 2010.

Recently Adopted Accounting Pronouncements and Critical Accounting Policies

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued ASU No. 2009-13, which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions. ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determines its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption being permitted.

The Company has various types of multiple-deliverable arrangements, including multi-year sponsorship agreements. The deliverables included in each sponsorship agreement vary and may include suite licenses, event tickets, and various media and advertising benefits, which include items such as, but not limited to, signage in The Garden and other MSG venues. The timing of revenue recognition for each deliverable is dependent upon meeting the revenue recognition criteria for the respective deliverable.

The Company allocates revenue to all deliverables in an arrangement based on their relative selling price. The new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to the deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of selling price (“BESP”). VSOE is generally limited to the price that a vendor charges when it sells the same or similar products or services on a standalone basis. TPE is determined based on the prices charged by competitors of the Company for a similar deliverable when sold separately. When the Company is unable to establish VSOE for deliverables, the Company determines the estimated selling price using BESP.

For many deliverables in an arrangement, such as game tickets and advertising assets, the Company has VSOE of selling price as it typically sells the same or similar deliverables regularly on a standalone basis. The Company’s process for determining its estimated selling prices for deliverables without VSOE or TPE involves management’s judgment. The Company’s process considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing BESP for deliverables include, but are not limited to, prices charged for similar deliverables, the Company’s ongoing pricing strategy and policies, consideration of pricing of similar deliverables sold in other multiple-deliverable agreements, and other factors.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(Continued)

The Company retrospectively adopted ASU No. 2009-13 effective as of January 1, 2009 as the standard more appropriately reflects the economics of the Company’s multiple-deliverable agreements. The adoption of ASU 2009-13 had an immaterial impact on previously reported revenues and operating income and therefore, no adjustments to prior interim or annual financial statements were made.

Critical Accounting Policies

In preparing its financial statements, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Impairment of Long-Lived and Indefinite-Lived Assets

•	Useful Lives of Finite-Lived Intangible Assets

•	Defined Benefit Pension and Other Postretirement Benefit Plans

Refer to Note 8 of accompanying financial statements regarding Company’s annual impairment testing of goodwill and identifiable indefinite-lived assets.

There have been no significant changes to the methodologies and processes used in developing estimates relating to the significant policies from what was described in our 2009 Annual Report on Form 10-K under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the audited annual financial statements of the Company included therein.

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

PART II—OTHER INFORMATION

Item 6. Exhibits

(a)	Index to Exhibits

Exhibit No.	Description
31.1	Certification of Hank J. Ratner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert M. Pollichino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Hank J. Ratner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert M. Pollichino pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of November, 2010.

Madison Square Garden, Inc.

By:	/s/ Robert M. Pollichino
Name:	Robert M. Pollichino
Title:	Executive Vice President and Chief Financial Officer