Form 10-K
period 2010-12-31
Madison Square Garden, Inc.
filed 2011-03-04
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-34434	Madison Square Garden, Inc.	27-0624498

Delaware

Two Penn Plaza

New York, NY 10121

(212) 465-6000

Securities registered pursuant to Section 12(b) of the Act: Title of each class:	Name of each Exchange on which Registered:

Class A Common Stock	The NASDAQ Stock Market LLC

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether each Registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of large accelerated filer and accelerated filer in Exchange Act Rule 12b-2.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Madison Square Garden, Inc. computed by reference to the price at which the common equity was last sold on The NASDAQ Stock Market LLC as of June 30, 2010: $1,196,112,165.

Number of shares of common stock outstanding as of February 28, 2011:

Class A Common Stock — 62,262,648

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

PART I

Item 1. Business

We are a Delaware corporation with our principal executive offices at Two Penn Plaza, New York, NY, 10121. Our telephone number is 212-465-6000. Our internet address is http://www.msg.com and the investor relations section of our web site is located at http://investor.msg.com. Unless the context otherwise requires, all references to “we”, “us”, “our”, “Madison Square Garden” or the “Company” refer to Madison Square Garden, Inc., together with its direct and indirect subsidiaries. “Madison Square Garden, Inc.” refers to Madison Square Garden, Inc. individually as a separate entity. Madison Square Garden, Inc. is a holding company and conducts substantially all of its operations through its subsidiaries.

Madison Square Garden, Inc. was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On January 12, 2010, Cablevision’s board of directors approved the distribution of all of the outstanding common stock of Madison Square Garden, Inc. to Cablevision shareholders (the “Distribution”) and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in Madison Square Garden, L.P. (“MSG L.P.”). MSG L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Madison Square Garden businesses until the Distribution occurred on February 9, 2010. MSG L.P. is now our wholly-owned subsidiary, through which we conduct substantially all of the business activities discussed in this Annual Report on Form 10-K.

Information concerning our business segments, including business segment financial information for each of 2010, 2009 and 2008 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Financial Statements and Supplementary Data,” which are in Part II, Items 7 and 8, respectively, of this Annual Report on Form 10-K.

On February 7, 2011, the Board of Directors of Madison Square Garden, Inc. approved a change in the Company’s fiscal year end from December 31 to June 30, effective June 30, 2011. The Company plans to report its financial results for the six month transition period of January 1, 2011 through June 30, 2011 on Transition Report on Form 10-K/T and to thereafter file annual reports for each twelve month period ended June 30 of each year beginning with the twelve month period ended June 30, 2012. Prior to filing the transition report, the Company will file its Quarterly Report on Form 10-Q for the quarter ending March 31, 2011.

General

Madison Square Garden is a fully-integrated sports, entertainment and media business comprised of dynamic and powerful assets and brands. Madison Square Garden’s business grew from the legendary venue widely known as “The World’s Most Famous Arena.” The Company is comprised of three business segments: MSG Sports, MSG Entertainment and MSG Media, which are strategically aligned to work together to drive our overall business, which is built on a foundation of iconic venues and compelling content, including live sports and entertainment events, that we create, produce, present and/or distribute through our programming networks and other media assets.

The Company operates in three business segments:

•

MSG Sports. Our sports business consists of owning and operating sports franchises, including the New York Knicks (the “Knicks”), a founding member of the National Basketball Association (the “NBA”), and the New York Rangers (the “Rangers”), one of the “original six” franchises of the National Hockey League (the “NHL”). We also own and operate the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), one of the league’s founding franchises, and the Connecticut Whale, formerly known as the Hartford Wolf Pack, of the American Hockey League (the “AHL”), which is the primary player development team for the Rangers and competitive in its own right in the AHL. The Knicks and Rangers play their home games at the Madison Square Garden Arena (which we also refer to as “The Garden”). Due to the ongoing comprehensive transformation of The Garden, the Liberty, who also normally play home games at The Garden, are expected to play the 2011-13 seasons at the Prudential Center in Newark, New Jersey. The Company’s sports business also features other sports properties, including the presentation of a wide variety of live sporting events including professional boxing, college basketball (The Big East Tournament, Jimmy V Classic, Post-season National Invitational Tournament (“NIT”) Finals and, on occasion, Duke University games), track and field (The Millrose Games), and tennis (The BNP Paribas Showdown).

•

MSG Entertainment. Our entertainment business is one of the country’s leaders in live entertainment. We create, produce and/or present a variety of live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes (the “Rockettes”), which is the number one live holiday family show in America and which was seen in 2010 by approximately 1.7 million people. We have also co-produced or presented events with the world-renowned Cirque du Soleil, including Wintuk. We also present or host other live entertainment events in our diverse collection of venues.

These venues include The Garden, Radio City Music Hall, The Theater at Madison Square Garden, the Beacon Theatre, The Chicago Theatre and the Wang Theatre. The scope of our collection of venues enables us to showcase acts that traverse a wide spectrum of genres and popular appeal, such as concerts, including shows by such established talents as Prince, Elton John, Phish, The Allman Brothers Band and Bruce Springsteen, as well as newer talents such as Arcade Fire, Lady Gaga, Justin Bieber, Vampire Weekend and Kings of Leon; family shows, such as Yo Gabba Gabba!, Sesame Street Live and Disney on Ice; special events such as the Tony Awards and the Celebration of the 10th Anniversary of “O” Magazine, and appearances by the Dalai Lama; and theatrical productions, such as Peter Pan and Annie. MSG Entertainment utilizes the strength of its industry relationships and live event expertise, as well as the reach of MSG Media, to create performance, promotion and distribution opportunities for artists and productions that, in turn, provide new programming and promotion for both our entertainment and our media businesses.

•

MSG Media. Our media business is a leader in production and content development for multiple distribution platforms, including content originating from our venues. MSG Media includes the MSG Networks (MSG network, MSG Plus, MSG HD and MSG Plus HD) and the Fuse Networks (Fuse and Fuse HD). MSG Networks are home to six professional sports teams: the Knicks, Rangers, Liberty, New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”), and Buffalo Sabres (the “Sabres”), as well as to our critically acclaimed original and other programming, including, The Mike D’Antoni Show, WFAN’s Boomer and Carton show, The Lineup, Hockey Night Live, Road to MSG, Behind the Bench with John Tortorella and Mike Keenan, and New York Giants programs, including Coach Tom Coughlin’s weekly live press conference on Wednesdays. In addition, both networks telecast numerous college football and basketball from top conferences including the Big 12, PAC 10, ACC, and Big East. Fuse has focused on establishing itself as a unique multi-platform music destination, where artists and fans can interact and build relationships. Programming on Fuse focuses on music-related programming, including coverage of premier artists, events and festivals, original content and high profile concerts. Certain Fuse programming centers around its insider access to MSG Entertainment and Madison Square Garden’s venues, which Fuse uses to create music programming, while offering a voice and enhanced exposure to artists. Madison Square Garden’s ownership of live venues and a nationally distributed music network gives us the ability to work with artists to extend their performances nationally across multiple platforms. MSG Media’s music strategy emphasizes collaboration between Fuse and MSG Entertainment, which includes our live concert venues, providing a unique platform for artists to connect with fans, and creating innovative programming for Fuse viewers.

Our Strengths

The following is a listing of our key strengths:

•	Owned sports franchises

•	Media assets, including affiliation agreements with distributors and exclusive sports and entertainment programming rights

•	Iconic venues

•	Diverse collection of marquee brands and content, including the Radio City Christmas Spectacular and the Rockettes

•	Powerful presence in the New York tri-state area with established core assets and expertise for strategic expansion

•	Unique ability to provide artists and productions with multiple distribution platforms to develop and promote their businesses

•	Strong industry relationships that create opportunities for new content and brand extensions

•	Deep connection with loyal and passionate fan bases that span a wide demographic mix

•	Extensive range of proprietary marketing assets and an industry leading purchaser database to drive ticket sales

•	Strong and seasoned management team

Our Strategy

Madison Square Garden pursues opportunities that capitalize on the combination of our iconic venues, our popular sports franchises, the distribution of our programming networks and our exclusive sports and entertainment content.

The core of MSG Sports’ strategy is to develop teams that consistently compete for championships in their respective leagues. Leveraging the strength of its fan bases and the popularity of its teams, MSG Sports seeks to expand through the creation and/or acquisition of substantial, enduring sports properties and events that can be presented either inside or outside The Garden. Our extensive fan bases provide broad access to growth opportunities and new revenue streams.

Building on our iconic venues and the hallmark Radio City Christmas Spectacular and Rockettes brands, MSG Entertainment is focused on enhancing the reach and breadth of our productions and creating a network of venues in which we can deliver high quality live content to those venues and increased bookings across all our venues. We are pursuing a strategy of opportunistically acquiring, building or obtaining control of venues in additional major markets. In November 2010, we entered into a contract that provides us an option to acquire the L.A. Forum, an iconic arena in Los Angeles, which we are currently considering. Our expansion plans also include the development of new productions and live entertainment events.

MSG Media has a strong foundation of recurring revenue streams supported by our long-term rights for live-event content of our Knicks, Rangers and Liberty franchises, in addition to those of the Islanders, Devils and Sabres, and our affiliation agreements for distribution of our programming networks. MSG Media’s programming networks serve as strong platforms through which artists, performers and athletes are connected to regional and national audiences, including Fuse, which brings artists and fans together through its music programming and the network’s insider access to MSG Entertainment and our historic venues. Our ability to offer both marquee live performance venues and extensive public exposure through our significant marketing expertise and media platforms attracts world-class artists, performers and athletes to our businesses, and allows us to create with them a relationship built on mutual benefit. We obtain quality sports and entertainment content, while the artists, performers and athletes gain a unique opportunity to develop their brands.

The Company believes that its competitive strength stems from combining opportunities across more than one of our segments and aligning these businesses to provide what no other organization can: sports and entertainment content derived from games and performances at our iconic venues and distributed through our regional and national programming networks.

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

•

Our media business continues to seek opportunities to collaborate with our entertainment and sports businesses. For example, in 2010 our media and entertainment businesses forged a multi-faceted relationship with the annual Z100 Jingle Ball concert to air it on national television for the first time ever. The Jingle Ball concert, one of the biggest shows of the year featuring some of the top musical acts in the country, was a one-night only sold-out show at The Garden and Fuse telecast the concert in high definition. Fuse and MSG network also aired corresponding programming that included exclusive backstage interviews and behind the scenes footage, providing our national audience with insider access to the concert and its artists. Similarly, in 2010 our media and entertainment businesses forged a multi-faceted relationship with Maroon 5, through which we booked the Beacon Theatre for a sold-out concert and telecast the concert commercial-free on Fuse, with corresponding programming as part of the “Fuse Presents” concert series presented by Coca-Cola. In 2010, our media and sports businesses produced the first ever live telecast of an NHL game in 3D, a game between the Rangers and Islanders, and the first 3D sporting event in America available directly to the home.

•

We control New York’s Beacon Theatre, own The Chicago Theatre, and have a long-term booking agreement in respect of the Wang Theatre in Boston, extending our geographic footprint and providing distribution outlets for our live entertainment content. These theatres help us provide a range of venues to artists and productions. In 2010, we entered into a contract that provides us an option to acquire the L.A. Forum, an iconic arena in Los Angeles, which we are currently considering.

Our commitment to strengthening our core assets is also exemplified by the transformation of The Garden into a state-of-the-art facility that enhances the experience of our customers, partners, athletes and entertainers and is designed to attract even more marquee events to the building, while augmenting our revenue streams (the “Transformation,” which is discussed in greater detail under “— Our Venues — The Madison Square Garden Arena Transformation”). Utilizing The Garden’s current footprint, the Transformation is designed to ensure The Garden’s continued and lasting prominence as a sports and entertainment venue.

We believe the Company’s unique combination of assets and integrated approach, the depth of our relationships within the sports, media and entertainment industries and strong connection with our diverse and passionate audiences, sets the Company apart in the industry and represents a substantial opportunity for growth.

MSG Sports

Our MSG Sports business consists of owning and operating sports franchises, including the Knicks, a founding member of the NBA, and the Rangers, one of the “original six” franchises of the NHL. We also own and operate the Liberty of the WNBA, one of the league’s founding franchises, and the Connecticut Whale of the AHL, the primary player development team for the Rangers, which is competitive in its own right in the AHL. The Company’s sports business also features other sports properties, including the presentation of a wide variety of live sporting events including professional boxing, college basketball (The Big East Tournament, Jimmy V Classic, Post-season NIT Finals and, on occasion, Duke University games), track and field (The Millrose Games) and tennis (The BNP Paribas Showdown).

Our MSG Sports and MSG Media businesses naturally complement each other — with MSG Sports providing valuable content and MSG Media serving as a vital distribution system and promotional platform. MSG Media, through MSG Networks, telecasts games of our Knicks, Rangers and Liberty teams, and we are continually exploring opportunities to enhance the relationship between MSG Sports and MSG Media through new events, both at our venues and elsewhere. For example, in 2010, MSG Networks telecast the first live hockey game ever produced in 3D, a game between the Rangers and Islanders, and the first 3D sporting event in America available directly to the home.

Our Sports Franchises

The Knicks and Rangers are two of the most recognized franchises in professional sports, with storied histories and passionate, multi-generational fan bases. These teams are major occupants of The Garden, with a total of 82 regular season home games, often at or near capacity attendance. The number of home games increases if our teams qualify for the playoffs. While the Liberty have historically played 17 regular season home games at The Garden each year, due to the Transformation, they are expected to play the 2011-13 seasons at the Prudential Center in Newark, New Jersey. During the Transformation, we plan for The Garden to remain open for the Knicks’ and Rangers’ regular seasons and playoffs. We are also currently not planning to host pre-season Rangers’ games in 2011 at The Garden.

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

New York Knicks

As an original franchise of the NBA, the Knicks have a rich history that includes two NBA Championships, eight conference titles and some of the greatest athletes to ever play the game. The Knicks are focused on becoming a championship contending team, while continuing to play an exciting, energetic and entertaining style of basketball. The Knicks enjoy the fierce allegiance of generations of passionate and knowledgeable fans. The Knicks ranked in the top three in the NBA for ticket sales receipts for the 2009-10 season, while the 2010-11 season marked the first time since the 2001-2002 season that Knicks season tickets sold out.

New York Rangers

The Rangers hockey club is one of the “original six” franchises of the NHL and in 2010 celebrated its 85th anniversary. Winners of four Stanley Cup Championships, the Rangers have won ten conference titles over their history. The Rangers are known to have one of the most passionate, loyal and active fan bases in all of sports and ranked in the top three in the NHL for ticket sales receipts for the 2009-10 season.

New York Liberty

The Liberty were established on October 30, 1996, when New York was selected as one of eight charter members of the WNBA. The Liberty have won four conference championships and appeared in the post-season playoffs ten times, and in 2010 advanced to the Eastern Conference Finals. The Liberty have a well-known tradition of on-court competitiveness supported by an enthusiastic and loyal fan base.

Connecticut Whale

The Connecticut Whale, a minor-league team, is a player development team for the Rangers, and is also competitive in its own right in the AHL. The Rangers send draft picks and other players to the Connecticut Whale for skill development and injury rehabilitation, and can call up players as needed for the Rangers’ roster to enhance the team’s competitiveness. The Connecticut Whale has reached the AHL playoffs twelve times out of thirteen seasons.

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

While the precise rights and obligations of member teams vary from league to league, the leagues may have varying degrees of control exercisable under certain circumstances over the length and format of the playing season, including pre-season and playoff schedules; the operating territories of the member teams; national and international media and other licensing rights; admission of new members and changes in ownership; franchise relocations; indebtedness affecting the franchises; and labor relations with the players’ associations, including collective bargaining, free agency, and rules applicable to player transactions, luxury taxes and revenue sharing. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — MSG Sports.” From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert, although the leagues’ governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself.

Other Sports Properties

The Company’s sports business also features the presentation of a wide variety of live sporting events outside of Knicks, Rangers and Liberty games, including professional boxing, college basketball, track and field, professional bull riding and tennis. MSG Sports also presents events such as WWE wrestling and has regularly presented the NBA and NFL drafts. Our sports business includes events that have been among the most popular in our history, as well as perennial highlights on our annual calendar, and also features some of Madison Square Garden’s longest-running associations. We continue to focus on growing this business through an increase in the diversity and number of events and through brand extensions, both at our venues and elsewhere, as we believe it presents growth opportunities for both our MSG Sports and MSG Media segments.

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

College basketball has been a mainstay at The Garden for decades, with the sport’s longest running holiday tournament, the Holiday Festival, first tipping off over 50 years ago. In addition to St. John’s University calling The Garden its home away from home, the popular Big East Tournament celebrated its 28th anniversary at The

Garden in 2010. Popular college basketball events also include visits from Duke University’s Blue Devils, the annual Jimmy V Classic and post-season NIT Finals. The Garden has hosted the Millrose Games, with their famous Wanamaker Mile, since 1914. Additionally, the BNP Paribas Showdown tennis match debuted in 2009 and is scheduled to take place at The Garden annually through 2013.

MSG Entertainment

Our MSG Entertainment business continues to solidify its position as one of the country’s leaders in live entertainment. It is responsible for the creation, production and/or presentation of a variety of live productions, including The Radio City Christmas Spectacular, featuring the Rockettes, which is the number one live holiday family show in America and was seen by approximately 1.7 million people in 2010. We have also co-produced or presented events with world-renowned Cirque du Soleil, including Wintuk. MSG Entertainment also presents or hosts other live entertainment events in our diverse collection of venues. The scope of our collection of venues enables us to showcase acts that traverse a wide spectrum of genres and popular appeal, such as concerts, including shows by such established talents as Prince, Elton John, Phish, The Allman Brothers Band and Bruce Springsteen, as well as newer talents such as Arcade Fire, Lady Gaga, Justin Bieber, Vampire Weekend and Kings of Leon; family shows, such as Yo Gabba Gabba!, Sesame Street Live and Disney on Ice; special events such as the Tony Awards and the Celebration of the 10th Anniversary of “O” Magazine, and appearances by the Dalai Lama; and theatrical productions, such as Peter Pan and Annie. MSG Entertainment focuses on consistently delivering unforgettable live entertainment experiences in exceptional settings, creating demand for an association with our brands by artists and demand for our productions by the public. From a starting point of world-class expertise in live entertainment, including the historic traditions of “The World’s Most Famous Arena” and Radio City Music Hall, as well as our other venues (including The Theater at Madison Square Garden, the Beacon Theatre, The Chicago Theatre and the Wang Theatre), MSG Entertainment has a proven ability to utilize the strength of its industry relationships, marketing assets, purchaser database and live event expertise to create performance, promotion and distribution opportunities for artists and productions.

MSG Entertainment’s unique combination of relationships and expertise is important not only for MSG Entertainment’s current and future business, but also to our MSG Media segment, which increasingly benefits from opportunities for quality new programming and relationships. For example, our multi-faceted relationship with the Dave Matthews Band resulted in a sold-out show at the Beacon Theatre and exclusive content on Fuse, demonstrating our ability to help artists move beyond their core fan base to attract more diversified interest from fans, venues and other sources. This event was followed by other successful Fuse broadcasts at our venues including Elton John and Leon Russell at the Beacon Theatre and Z100’s Jingle Ball at The Garden featuring artists such as Katy Perry. MSG Entertainment’s industry relationships also helped Fuse secure agreements to become the television home of the Rock & Roll Hall of Fame induction ceremonies, Bonnaroo Festival and Lollapalooza.

Our Productions

Radio City Christmas Spectacular

One of MSG Entertainment’s core properties, the Radio City Christmas Spectacular, has been performed at Radio City Music Hall for 78 years and was seen nationwide by approximately 1.7 million people in 2010. Featuring the world-famous Rockettes, the critically acclaimed Radio City Christmas Spectacular features show-stopping performances, festive holiday scenes and state-of-the-art special effects, including utilizing one of the world’s largest indoor high definition LED screens. As part of our strategic commitment to invest in our core assets, the Company will continue seeking opportunities to enhance the Radio City Christmas Spectacular.

Based on the success of the Radio City Christmas Spectacular, in 1994 we expanded the Radio City Christmas Spectacular franchise outside of the New York area, with a specially designed theater version of the show. Since that time, the Radio City Christmas Spectacular has been performed in many cities across North America, including Boston, Los Angeles, Atlanta, Toronto, St. Louis, Chicago, Detroit, Ft. Lauderdale, Denver, Cleveland, Columbus, Dallas, Seattle, Nashville and Phoenix. In 2008, we further extended the Radio City Christmas

Spectacular brand with the debut of the Radio City Christmas Spectacular arena tour. The show has played arenas in numerous cities across the United States and Canada, including Washington D.C., Minneapolis, Houston, Cincinnati, Baltimore, Toronto, Montreal, Philadelphia, Oklahoma City, Orlando, San Diego and Los Angeles. While the New York market has begun to rebound from the economic downturn, other markets around the country have been slower to recover, impacting the touring versions of the Radio City Christmas Spectacular. As a result, we have made the decision to utilize arena tour assets at the Wang Theatre in Boston, as well as in Durham, North Carolina, in 2011. In addition, we plan to present the theater production at the Grand Ole Opry House in Nashville.

Since its inception, the Radio City Christmas Spectacular has played to approximately 69 million people in over 60 different cities. We acquired the rights to the Radio City Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease on Radio City Music Hall. We also hold rights to the Rockettes in the same manner.

We continue to strengthen and broaden our Rockette brand, targeting the most prominent and effective vehicles that elevate their visibility and underscore their reputation as beloved American cultural icons. The Rockettes have appeared or performed at high profile events, such as Super Bowl halftime shows, Presidential Inaugurations and annual appearances in the Macy’s Thanksgiving Day Parade, among many others, and we pursue carefully considered brand extension opportunities including television appearances, strategic partnerships and merchandising.

Wintuk and Other Cirque du Soleil Productions

In 2007, to realize our vision of creating, developing or acquiring unique and compelling new content for our venues, we entered into an agreement with the world-renowned Cirque du Soleil, which led to the creation of Wintuk, the story of a boy’s quest for snow. Wintuk was built specifically for The Theater at Madison Square Garden and represented the first Cirque du Soleil family-themed show. The show concluded its run at The Theater at Madison Square Garden in 2010. We are reviewing opportunities with Cirque du Soleil to further utilize this production.

We plan to build on the strength of our current relationship with Cirque du Soleil and our shared commitment to present compelling new live events in exceptional settings. For example, Cirque du Soleil’s newest large scale acrobatic production, Zarkana, is expected to open in early June 2011 at Radio City Music Hall and run during the summer. Unlike Wintuk, which was a co-production between the Company and Cirque du Soleil, Cirque du Soleil has provided us with a committed rental for the use of Radio City Music Hall for Zarkana.

Our Bookings and Other Entertainment Business Activities

MSG Entertainment is an established industry leader responsible for booking a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have showcased established artists such as Prince, Elton John, Phish, The Allman Brothers Band and Bruce Springsteen, as well as newer talents such as Arcade Fire, Lady Gaga, Justin Bieber, Vampire Weekend and Kings of Leon and other popular events such as the Westminster Kennel Club Dog Show and the Tony Awards. Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows, in which case we share the economic risk relating to the event. We do not currently promote or co-promote events outside of our venues other than our productions described above.

MSG Media

MSG Media is a leader in production and content development for multiple distribution platforms, including content originating from our venues. MSG Media includes the MSG Networks and the Fuse Networks. MSG Networks are home to six professional sports teams: the Knicks, Rangers, Liberty, Islanders, Devils, and Sabres, as well as to our critically acclaimed original and other programming, including WFAN’s Boomer & Carton show live on weekday mornings, as well as The Mike D’Antoni Show, Behind the Bench with John Tortorella and

Mike Keenan, Road to MSG and more. In addition, MSG Networks telecast numerous college football and basketball from top conferences including the Big 12, PAC 10, SEC, ACC, and Big East. In 2010, the MSG Networks won 16 New York Emmy Awards, the most Emmys awarded in the region that year.

Fuse has focused on establishing itself as a unique multi-platform music destination, where artists and fans can interact and build relationships. Programming on Fuse focuses on music-related programming, including coverage of premier artists, events and festivals, original content and high profile concerts. Certain Fuse programming centers around its insider access to MSG Entertainment and Madison Square Garden’s venues that Fuse uses to create music programming, while offering a voice and enhanced exposure to artists. Madison Square Garden is the only company to own live venues as well as a nationally distributed music network which gives us the ability to work with artists to extend their performances nationally across multiple platforms. MSG Media’s music strategy emphasizes collaboration between Fuse and MSG Entertainment, which includes our live concert venues, providing a unique platform for artists to connect with fans and creating innovative programming for Fuse viewers. Our interactive businesses include a group of highly targeted websites (including msg.com, thegarden.com, radiocity.com, nyknicks.com, newyorkrangers.com, knicksnow.com and fuse.tv) and wireless, video on demand and digital platforms for all Madison Square Garden properties. MSG Media allows us to leverage the value of the content created, produced and/or presented by MSG Sports and MSG Entertainment.

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

Examples of the success of our business collaborations include Fuse becoming the television home of several music-focused events and festivals and Fuse’s groundbreaking series showcasing numerous performances from Madison Square Garden venues, entitled Fuse Presents. When the Beacon Theatre was re-opened after a seven-month prestigious award-winning restoration, MSG network and Fuse collaborated on a one-hour documentary detailing the history of the theater and the process of restoration that was telecast on both networks. MSG network’s documentary on the history of Radio City Music Hall and the 75th Anniversary of the Radio City Christmas Spectacular also epitomizes this cooperative approach. The documentary, which first aired in 2007, utilized historic footage, interviews with historians, Rockettes and production representatives to showcase the remarkable history of the “Showplace of the Nation,” while also increasing awareness and interest in the Radio City Christmas Spectacular.

MSG Media’s music strategy has led to the development of the Fuse Presents concert series sponsored by Coca-Cola, in which Fuse presents concerts from MSG’s iconic venues. In 2010, MSG Media and MSG Entertainment also collaborated with Maroon 5 for their performance at the Beacon Theatre to celebrate the release of the band’s first studio album in three years. To kick off the accompanying tour, the band took to the stage for “Fuse Presents: Maroon 5 Live From the Beacon Theatre” presented by Coca-Cola, which aired live in HD on Fuse. Over the past two years Fuse has nationally televised a variety of performances as part of the Fuse Presents concert series including Jay-Z, and Z100’s Jingle Ball from Madison Square Garden; John Mayer, Dave Matthews Band, and Elton John and Leon Russell, all from The Beacon Theatre; Kanye West from The Chicago Theatre; and Drake from Radio City Music Hall. In addition, Fuse airs extensive programming around the performances at our venues which gives music fans insider access and an exclusive look at their favorite artists.

MSG Networks

Winner of 48 New York Emmy awards for live sports and original programming over the past three years, more than any other local network or station, MSG Networks are the home to six professional sports teams: the Knicks, Rangers, Liberty, Islanders, Devils, and Sabres, as well as our critically acclaimed original and other programming, including WFAN’s Boomer & Carton show, The Mike D’Antoni Show, Behind the Bench with John Tortorella and Mike Keenan, Hockey Night Live, and Road to MSG. MSG network and MSG Plus also telecast college football and college basketball from top conferences – the Big 12, PAC 10, ACC and the Big East. In addition to the Company’s ownership of Knicks, Rangers and Liberty rights, MSG Networks have long-term rights agreements with the Islanders, Devils and Sabres. MSG network and MSG Plus are among the nation’s largest regional cable networks and collectively telecast over 700 live sporting events over 2,100 hours of original programming in 2010. MSG network and MSG Plus are each received by approximately 8 million subscribers primarily in New York, New Jersey and Connecticut.

In 1998, MSG HD became the first regular provider of sporting events in high definition. MSG HD and MSG Plus HD collectively telecast over 500 live sporting events in high definition in 2010. Today we produce all Knicks, Rangers, Devils and Islanders telecasts, and substantially all of the home telecasts of the Sabres and certain original programming in a high definition format for inclusion on MSG HD and MSG Plus HD.

In 2010, MSG Media telecast the first live hockey game ever produced in 3D, a game between the Rangers and Islanders at The Garden, and the first 3D sporting event in America available directly to the home. This telecast reflects our ongoing track record of providing innovative and creative telecasts to our audience.

Programming on MSG network includes programming originating from or related to our venues, while continuing to deliver award-winning live sports coverage. MSG network’s line-up of programming highlights how the Company’s sports, entertainment and media segments work together to increase exposure for our brands, enhance our offerings to artists and productions, and create must-see content for our programming networks. Examples include:

•

The critically acclaimed and New York Emmy award-winning MSG Originals documentary series, which has featured such titles as The 50 Greatest Moments at MSG, Concert for New York City Remembered, Mecca of Boxing, and The Beacon Theatre: A New York Legend Reborn

•	The MSG Concert Series, which features a variety of past and present concerts or artists playing our venues

•

Road to MSG, a series that brings viewers along as their favorite artists and athletes prepare to take the stage or hit the floor of “The World’s Most Famous Arena” or one of our other venues, including backstage access at The Z-100 Jingle Ball

•

Programming relating to the Knicks and Rangers, such as The Mike D’Antoni Show, Behind the Bench with John Tortorella and Mike Keenan, MSG Vault, MSG Profiles, Fans’ Most Wanted, Hockey Night Live, and dedicated pre- and post-game shows, all of which allow us to capitalize on the extraordinary enthusiasm of our teams’ fans

•	Our weekday simulcast of the popular WFAN’s Boomer & Carton show, which brings our television audience top-rated live radio programming in the morning

MSG Plus programming features the Devils and Islanders telecasts, along with select live sports and original programming from Fox Sports Net, including a strong lineup of national and local college football and basketball and shows such as The Dan Patrick Show and The Final Score, as well as supporting original programming for its professional teams, horse racing, and international sports content such as Union of European Football Association league soccer.

In February of 2010 together with our MSG Sports segment, MSG Media capitalized on the interest and excitement regarding the BNP Paribas Showdown tennis match at The Garden. In September of 2010 we telecast the New York Police Department versus the New York Fire Department (the Battle of the Badges) boxing tournament at The Garden. We also have a long and rich tradition of presenting professional and amateur boxing events, including numerous title bouts and the Golden Gloves amateur boxing tournament, which has called The Garden home since 1928.

Fuse

Fuse is a national television network dedicated exclusively to music that provides a unique, multi-platform music destination, centered on the development of creative music programming driven by meaningful relationships within the music industry and the interaction of artists and fans. Fuse is received by approximately 49 million subscribers and has a video-on-demand platform that is available to over 31 million homes. Fuse Networks currently distributes programming on its linear television channel, Fuse, on its high-definition channel Fuse HD, on-demand via Fuse On Demand, on-line via fuse.tv and to mobile technologies via Fuse Mobile.

Closely tied to MSG Entertainment and to some of the world’s most iconic venues, such as The Garden, Radio City Music Hall, the Beacon Theatre and The Chicago Theatre, we believe Fuse is positioned to provide artists and fans with a music experience that is not available anywhere else. Its unique access to Madison Square Garden assets allows Fuse to bring fans on-stage, off-stage and behind the stage of some of today’s hottest performances and events, while its ability to offer direct exposure to marketing opportunities for artists gives it credibility among today’s artists and their management. We believe this combination creates opportunities to expand Fuse’s distribution, domestically and internationally.

In 2008, Fuse was contributed to Madison Square Garden from Cablevision to fulfill a strategic objective to expand our reach to a national audience, increase the value proposition of our programming and marketing to promoters, artists and music labels and take advantage of the unique access to our iconic venues and our entertainment industry relationships through MSG Entertainment. Following the contribution, Fuse underwent a year of transition in 2008, as we invested in programming, production and marketing initiatives to reposition the network as a multi-platform music destination. After assessing Fuse’s development during 2008, we have refined our strategy to create a voice for artists and fans by emphasizing collaborations with MSG Entertainment, expanding industry relationships, creating innovative programming and exploiting Fuse’s insider access to our iconic venues.

As part of its efforts to enhance its position within the music television space, Fuse has forged exclusive arrangements with popular artists, events and festivals, produced original programming and featured high profile concerts and events. These initiatives often represent a coordinated effort between MSG Entertainment and Fuse. Fuse’s current slate of programming includes:

•

Exclusive television coverage of one of music’s biggest annual events, the Rock and Roll Hall of Fame induction ceremony. Branded Fuse Hall of Fame, this relationship also includes a year-long block of specially dedicated Hall of Fame programming that celebrates the classic and iconic in rock history

•

Hoppus on Music (formerly known as A Different Spin with Mark Hoppus), an original weekly show hosted by the popular artist from the rock group Blink 182, covers everything in the world of music with exclusive interviews with top artists, news reports from correspondents in the field at tours, festivals and other music-related happenings, as well as in-studio panel discussions, all offering an entertaining spin on what’s hot in the music industry

•

Lay It Down hosted by Grammy Award winner Cee Lo Green, features artists showcasing their talents through both music and discussion. In this half-hour show, artists talk through their musical history, break down their songs and discuss the inspiration for specific verses and beats before performing their hits

•

On The Record hosted by Fuse’s music insider Toure is a one-on-one interview series with today’s top artists. The series brings viewers exclusive and revealing in-depth conversations with some of the biggest and boldest names in music. Artists that have been featured in the series include Lady Gaga, Jay-Z, Rihanna, Cee Lo Green, Kid Rock, Diddy, Ice Cube, T.I., Hole, and 50 Cent

•	Hip Hop Shop, hosted by Toure, dives into the world of hip hop, with up-to-date news, videos, interviews and celebrity guests including T.I., Ne-Yo, Fabolous, Ice Cube, Ludacris and more

•

Fuse Top 20 Countdown, hosted by music experts Allison Hagendorf and Juliya Chernetsky, takes viewers through the hottest and most talked about music videos of the week. This show also includes interviews with celebrity guests, a recap of the week’s biggest moments in music and the 20 most popular music videos of the week

•	Artist Takeover Mondays feature music videos, interviews and specials from a different artist every week including fan favorites like Britney Spears, Lil Wayne, Eminem and Lady Gaga

•

Fuse Presents, concert series features performances by today’s biggest artists such as Maroon 5, Elton John and Leon Russell, Drake, the Dave Matthews Band, Kanye West, Jay-Z, John Mayer, Fall Out Boy, and Z100’s Jingle Ball, from our venues including The Garden, Radio City Music Hall, the Beacon Theatre and the legendary Chicago Theatre

•

Specials and news reports from top music festivals including the Bonnaroo Music & Arts festival, which included a one hour compilation of performances by the Dave Matthews Band, Rise Against and The Dead Weather, and Kings of Leon Live From Bonnaroo 2010, featuring their performance from this year’s festival as well as rare documentary footage of the band; Lollapalooza a special recapping 2010’s biggest moments from Grant Park, Chicago; and Voodoo Experience, with news, interviews and performance highlights from the three-day New Orleans music art and culture festival

Other Media Properties — MSG Interactive

MSG Media is also responsible for managing interactive initiatives across all business segments. MSG Interactive is the network of websites and wireless, video on demand and digital platforms for all Madison Square Garden properties. It includes sixteen interactive websites, blogs and social networking sites for our properties, which collectively reach two million unique users each month. Websites include msg.com, thegarden.com, beacontheatre.com, radiocity.com, chicagotheatre.com and fuse.tv, as well as sites dedicated to our sports teams (nyknicks.com, newyorkrangers.com, knicksnow.com and newyorkliberty.com). Like our MSG Sports business, the on-line operations relating to our sports teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See “— Regulation — Regulation of Our Media Business.” MSG Interactive properties also include the MSG Insider email, alert and wireless platform and a series of Madison Square Garden social network and blog sites. The MSG Interactive business generates revenue for all Madison Square Garden segments via the sale of advertising and sponsorships on these digital properties. Additionally, supported by its database of nearly four million engaged sports and music fans, MSG Interactive offers a strategic marketing asset that creates opportunities to market directly to our fans and cross-promote across our businesses.

Our Venues

The Company operates a mix of iconic venues that continue to build on their historic prominence as destinations for unforgettable experiences and events. Individually, these venues are each premier showplaces, with a passionate and loyal following of fans, performers and events. Taken together, we believe they represent an outstanding collection of venues.

We operate a total of five venues in New York City and Chicago, which are either owned or operated under long-term leases, and have a long-term booking agreement in respect of the Wang Theatre in Boston. Our New York City venues include the Madison Square Garden Complex (which includes both The Garden and The Theater at Madison Square Garden), Radio City Music Hall and the Beacon Theatre, and our Chicago venue is the landmark Chicago Theatre.

Madison Square Garden Arena

The Madison Square Garden Arena has been a celebrated center of New York life since it first opened its doors in 1879. Over its 131-year history, there have been four Garden buildings, each known for showcasing the best of the era’s live entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete’s or performer’s career. Known simply as “The World’s Most Famous Arena,” The Garden has been the site of some of the most memorable events in sports and entertainment, and, along with The Theater at Madison Square Garden, hosted in 2010 approximately 400 events and approximately four million visitors. The Garden is the highest-grossing entertainment venue in North America and the second highest-grossing entertainment venue in the world, based on Billboard Magazine’s 2010 rankings. The Garden was also ranked number one venue of the decade in its respective class based upon gross ticket sales by Billboard Magazine. In addition, The Garden was voted “Arena of the Year” in 2010 by the music industry subscribers of the trade magazine, Pollstar.

The Garden is home to three professional sports teams, the Knicks, Rangers and Liberty, and is associated with countless “big events,” inspired performances and one-of-a-kind moments. The Garden’s thousands of highlights include “The Fight of the Century” between Muhammad Ali and Joe Frazier in 1971 (considered among the greatest sporting events in history); the 1970 Knicks NBA Championship; the Rangers’ 1994 Stanley Cup Championship; three Democratic National Conventions and one Republican National Convention; a landmark visit from Pope John Paul II; Marilyn Monroe’s famous birthday serenade to President John F. Kennedy; Frank Sinatra’s “Main Event” concert in 1974; Elton John’s record 60 performances; Billy Joel’s record-setting 12 consecutive sold-out shows; three prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, The Concert for Bangladesh in 1972, as well as The Concert for New York City, following the events of 9/11 and The Big Apple to the Big Easy, following Hurricane Katrina in 2005.

The current Madison Square Garden Complex, located between 31st and 33rd Streets and Seventh and Eighth Avenues on Manhattan’s West Side, opened on February 11, 1968, with a salute to the U.S.O., hosted by Bob Hope and Bing Crosby. From a structural standpoint, the construction of the current Garden was considered an engineering wonder for its time, including its famous circular shape and unique, cable-supported ceiling, which contributes to its intimate feel. It was the first large structure built over an active railroad track. The builder, R.E. McKee, had a national reputation and was later recognized as a “Master Builder” by the construction industry. Architect Charles Luckman had one of the largest firms in the country and designed such buildings as the Prudential Center in Boston and NASA’s flight center in Houston.

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

The Madison Square Garden Arena Transformation

The Garden has gone through four incarnations, with the current building occupying its position above Pennsylvania Station since 1968. We believe that the ongoing Transformation of The Garden will have multiple benefits, including:

•

Providing a state-of-the-art venue that can continue to attract concerts, as well as other large, high profile sports, entertainment and other special events which benefit our customers, as well as the New York City economy

•	Improving the experience of customers from the first row to the last

•	Increasing our attractiveness to free agents in basketball and hockey

•	Supporting our efforts to maximize our season ticket sales for our teams

•	Increasing the breadth of VIP offerings and venue-based opportunities available to marketing partners

•	Augmenting revenue streams

•	Providing a new point of origination for programming from our MSG Networks studios

The Transformation is an example of our strategic commitment to invest in our core assets and continue to provide the kind of historic, unforgettable experiences that have long been a key component of our business. Focused on the total fan experience, the Transformation will benefit everyone in attendance, from the first row to the last, whether they are first time visitors, season ticket subscribers, athletes, suite holders or marketing partners. Our customers will experience improved sight lines, entertainment and dining options, new concourses, hospitality areas, views of the city, new technology and a completely transformed interior. The intimacy of the arena bowl and The Garden’s world famous ceiling will be maintained, and homage to the building’s storied history is planned. The current Transformation plan, which is designed to ensure that attending an event at The Garden is unlike anywhere else, will be specifically highlighted by:

•	The new Chase Square 7th Avenue entrance, which nearly doubles the previous entrance in size and features interactive kiosks, retail space, climate controlled space, and broadcast area

•	Public concourses doubling and tripling in size, some with spectacular city views

•	A new wide selection of food and beverage options

•	Larger, more comfortable seats

•	Improved upper bowl sightlines that put patrons over 17 degrees closer to the action

•	Two new one-of-a-kind bridges that will provide great views of the arena floor and offer a unique perspective for fans, which we refer to as the Chase Bridges

•	State-of-the-art lighting, sound and LED video systems in high definition, and new fiber-optic cabling throughout the building

•	Improved locker rooms, dressing rooms, green rooms and production offices

•	Additional bathrooms with 50% more dedicated space

•

Corporate offerings: 58 suites at the lower level of the arena (which we refer to as the “Madison Level”) that will be 40% larger and half the distance to the events, 20 Event Level suites that offer a lounge/entertaining atmosphere, and 18 remodeled 9th Level suites. There will also be two new club spaces, one at the Event Level and one at the Madison Level of the arena.

See “Item 1A. Risk Factors — General Risks — We Have Undertaken an Extensive Transformation of The Garden, the Cost, Timing and Revenue Impact of Which are Uncertain” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” for additional information on the Transformation, including risks associated with the project.

The Theater at Madison Square Garden

The current incarnation of The Theater at Madison Square Garden has approximately 5,600 seats. The theater opened as part of the fourth Madison Square Garden Complex in 1968, with seven nights of performances by Judy Garland. Since then, some of the biggest names in the music world have played the theater, including Bob Dylan, Diana Ross, Elton John, James Taylor, Melissa Etheridge, Neil Young, Radiohead, The Doors and Van Morrison. The theater has also hosted boxing events, the NBA Draft, as well as award shows such as The Daytime Emmys and the Essence Awards. We also host theatrical productions, family shows and other special events in the theater. Today, The Theater at Madison Square Garden is the third-highest grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2010 rankings.

Radio City Music Hall

Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first established by theatrical impresario S.L. “Roxy” Rothafel in 1932. Known as “The Showplace of the Nation” it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Perhaps best known as home to the country’s number one live holiday family show, the Radio City Christmas Spectacular, starring the world-famous Rockettes, Radio City Music Hall also hosts concerts, family shows and special events, such as the Tony Awards and the NFL Draft. See “— MSG Entertainment — Our Productions — Radio City Christmas Spectacular.” Today, Radio City Music Hall is the highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2010 rankings. Radio City Music Hall was also ranked number one venue of the decade in its respective class by Billboard Magazine based upon gross ticket sales.

Built for approximately $8 million in 1932, Radio City Music Hall was designated a New York City landmark in 1979 and a National Historic Landmark in 1987. We acquired the lease in 1997, and in 1999, in another example of our commitment to invest in our core assets to help drive our long-term business, we invested approximately $70 million on a complete restoration that returned the legendary theater to its original grandeur. Our acclaimed restoration included burnishing the ceilings of Radio City with 720,000 sheets of gold and aluminum leaf, replacing the existing stage curtain with a new 112-foot wide golden silk replacement, and replacing its approximately 6,000 seats. All furniture, wall fabric, carpeting, lighting fixtures and appointments were cleaned, repaired or remade, and the three-story tall mural “The Fountain of Youth,” by Ezra Winter, which looms above the grand staircase, was cleaned of decades of grime, varnish and polyurethane. State-of-the-art sound systems, lighting and HDTV capabilities were also installed, and the theater now houses one of the world’s largest indoor LED screens, which is prominently featured in the Radio City Christmas Spectacular.

We lease Radio City Music Hall, located at Sixth Avenue and 50th Street in Manhattan, pursuant to a long-term lease. The lease on Radio City Music Hall expires in 2023. We have the option to renew the lease for an additional ten years by providing two years’ notice prior to the initial expiration date.

The Beacon Theatre

In November 2006, we entered into a long-term lease agreement to operate the legendary Beacon Theatre, which sits on the corner of Broadway and 74th Street in Manhattan. Designed by Chicago architect Walter Ahlschlager, and conceived of by Roxy Rothafel as the sister venue to Radio City Music Hall, the Beacon Theatre opened in 1929 as a forum for vaudeville acts, musical productions, drama, opera, and movies. In 1979, the Beacon was designated a New York landmark building by the NYC Landmarks Preservation Commission and a national landmark on the National Register of Historic Places. Over its history, the Beacon has been a veritable rock and roll room for some of the greatest names in music. The Beacon has also staged operatic events, including Madame Butterfly in 1988, and has hosted numerous luminaries, including His Holiness the Dalai Lama in 1999 and 2009, and President Bill Clinton in 2006, when the Rolling Stones played a private concert in honor of his 60th birthday.

In order to ensure that we could deliver a first-class experience to customers and performers, in August of 2008 we closed the Beacon for a seven-month restoration to return the theater to its original 1929 grandeur, at a cost of approximately $17 million. The restoration of the Beacon focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, on-site examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall, and reflects our commitment to New York City, which we believe should have the world’s most iconic venues that provide unforgettable experiences for millions of patrons every year. The Beacon Theatre was the third-highest grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2009 rankings.

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

Today, The Chicago Theatre is becoming a highly attractive destination for concerts, shows and events, including a wide range of entertainers, such as Bob Dylan, Chris Rock, Fall Out Boy, Kanye West, Kathy Griffin and Steely Dan. The theater also has hosted Broadway tours, including Joseph and the Amazing Technicolor Dreamcoat and Dreamgirls. While continuing to present first-class concert events, we also intend to diversify The Chicago Theatre’s entertainment offerings to include an increased number of theatrical and family shows, as well as special events. The Chicago Theatre is the eighth highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2010 rankings.

When we acquired The Chicago Theatre, we assumed certain obligations of the previous owner contained in a redevelopment agreement between that owner and the City of Chicago, all of which expire in 2014. Until the expiration of those obligations, we are required to obtain the approval of the City of Chicago in connection with any sale of The Chicago Theatre.

The Wang Theatre

In August 2008, we entered into a booking agreement with respect to the historic Wang Theatre in Boston. Under the booking agreement, we have been utilizing our experience in event production and entertainment marketing to increase the quantity and diversity of performances staged at the Wang Theatre. These performances include theatrical productions and family shows, such as Yo Gabba Gabba!, and concerts, such as a multi-night run by Steely Dan and a performance by poet and singer-songwriter Leonard Cohen. The Wang Theatre seats approximately 3,600.

Our booking agreement expires in 2019. We have the option to renew the agreement at that time for an additional ten years.

Garden of Dreams Foundation

Madison Square Garden also has a close association with the Garden of Dreams Foundation, a non-profit charity. This foundation is dedicated to making dreams come true for children facing obstacles. Working with 21 organizations in New York, New Jersey and Connecticut, including hospitals, wish organizations, homeless shelters, foster care organizations and community-based organizations, the Garden of Dreams Foundation utilizes the power and magic of Madison Square Garden and its venues to bring joy and happiness to children facing devastating problems. The Garden of Dreams Foundation events and activities include events with the Knicks, Rangers and Liberty, special celebrations and event attendance at The Garden, Radio City Music Hall and the Beacon Theatre, visits by Madison Square Garden and Fuse on-air hosts, the MSG Entertainment Talent Show, where children perform on the Great Stage at Radio City Music Hall, a “Dream Week,” where children experience all areas of The Garden during a week in the summer, toy and coat drives, and the “Make A Dream Come True Program,” where children enjoy unforgettable experiences with celebrities and at events. Additionally, MSG Media hosts “classroom” programs that teach teens the inner workings of the television industry.

The depth of Madison Square Garden’s relationship with the Garden of Dreams Foundation, which is actively integrated with each of our business segments, reflects our commitment to positively impact our community. Since its inception in 2006, the Garden of Dreams Foundation and Madison Square Garden have created once-in-a-lifetime experiences for more than 150,000 tri-state area children facing obstacles, with approximately 125,000 tickets donated to organizations served by the Garden of Dreams Foundation.

Regulation

Regulation of Our Sports and Entertainment Businesses

Our sports and entertainment businesses are subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.

In addition, many of the events produced or promoted by our sports and entertainment businesses are presented in our venues which are, like all public spaces, subject to building codes and fire regulations imposed by the state and local governments in the jurisdictions in which our venues are located. These venues are also subject to zoning and outdoor advertising regulations, which restrict us from making certain modifications to our facilities as of right or from operating certain types of businesses. These venues also require a number of licenses in order for us to operate, including occupancy permits, exhibition licenses, food and beverage permits, liquor licenses and other authorizations. In addition, our venues are subject to the federal Americans with Disabilities Act, which requires us to maintain certain accessibility features at each of our facilities. See “Item 1A. Risk Factors — General Risks — We are Subject to Extensive Governmental Regulation and Our Failure to Comply With These Regulations Could Negatively Affect our Business, Results of Operations and Financial Condition.”

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

Closed Captioning and Advertising Restrictions on Children’s Programming

Certain of our networks must provide closed-captioning of programming for the hearing impaired, and any of our programming and associated Internet websites intended primarily for children 12 years of age and under must comply with certain limits on advertising. In the future, the 21st Century Communications and Video Accessibility Act of 2010 may require us to provide closed captioning on certain video programming that we offer on the Internet.

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

The FCC extended the program access rules to terrestrially-delivered programming created by cable operator-affiliated programmers. The new rules would compel the licensing of such programming in response to a complaint by a multichannel video programming distributor if the complainant can demonstrate that the lack of such programming, undue influence by the cable operator affiliate, or discrimination in the price, terms, or conditions for such programming significantly hinders or prevents the distributor from providing satellite cable programming. These new rules could require us to make some of our terrestrial programming services available to competing multichannel video programming providers on nondiscriminatory prices, terms and conditions. The new rules have been challenged in federal court. We cannot predict how the court will act on the challenge.

In 2007 the FCC sought comment on a proposal to allow a cable operator to petition for repeal of the exclusivity ban prior to 2012 with respect to programming it owns, in markets where the cable operator faces competition from other video programming distributors; and is considering revisions to the program access complaint procedures. The FCC has taken no action on this proposal.

Verizon and AT&T each have filed a program access complaint at the FCC against us and Cablevision challenging their respective lack of access to our terrestrially-delivered MSG HD and MSG Plus HD services. DISH Network has filed a program access complaint at the FCC against us and Cablevision alleging, among other things, that the terms and conditions we offered DISH Network for carriage of our networks were discriminatory and unfair. We and Cablevision are vigorously contesting these complaints.

Wholesale “A La Carte”

In 2007, the FCC sought comment on whether cable programming networks require programming distributors to purchase and carry undesired programming in return for the right to carry desired programming and, if so, whether such arrangements should be prohibited. To date, the FCC has taken no regulatory action on this issue.

Effect of “Must-Carry” Requirements

The FCC’s implementation of the statutory “must-carry” obligations requires cable and satellite operators to give broadcasters preferential access to channel space. This may reduce the amount of channel space that is available for carriage of our networks by cable television systems and satellite operators.

Satellite Carriage

All satellite carriers must under federal law offer their service to deliver Madison Square Garden’s and its competitors’ programming networks on a nondiscriminatory basis (including by means of a lottery). A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage.

Media Ownership Restrictions

FCC rules set media ownership limits that restrict, among other things, the number of daily newspapers and radio and TV stations in which a single entity may hold an attributable interest as that term is defined by the FCC. These rules have been challenged in federal court. We cannot predict how the court will rule on these challenges. The fact that the common directors and five percent or greater voting shareholders of Cablevision and the Company currently hold attributable interests in each of the companies for purposes of these rules means that these cross ownership rules may have the effect of limiting the activities or strategic business alternatives available to us, at least for as long as we continue to have common directors and major shareholders with Cablevision.

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

Other Regulation

In 2007, the FCC recommended that Congress prohibit the availability of violent programming, including cable programming, during the hours when children are likely to be watching. Congress has considered this proposal, but to date has not yet enacted such restrictions. The FCC also imposes rules regarding political broadcasts.

Competition

Competition in Our Sports Business

Our sports business operates in a market in which numerous sports and entertainment opportunities are available. In addition to the NBA, NHL and WNBA teams that we own and operate, the New York market is home to two Major League Baseball teams (the New York Yankees and the New York Mets), two National Football League teams (the New York Giants and the New York Jets), two additional NHL teams (the Islanders and Devils), a second NBA team (the New Jersey Nets) and a Major League Soccer franchise (the Red Bulls). In addition, there are a number of other amateur and professional teams that compete in other sports, including at the collegiate and minor league levels. New York is also home to the U.S. Open tennis event each summer, as well as many other non-sports related entertainment options.

As a result of the large number of options available, we face strong competition for the general New York area sports fan. We must compete with these other sporting events in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games and the prices we charge for our tickets. In addition, for fans who prefer the unique experience of NHL hockey, we must compete with two other hockey teams located in the New York area as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete, in varying respects and degrees, with another NBA team located in the New York area as well as other NBA teams and the NBA itself.

See “Item 1A. Risk Factors — Risks Relating to Our Sports Business — Our Sports Business Faces Intense and Wide-Ranging Competition.”

Competition in Our Entertainment Business

Our entertainment business competes, in certain respects and to varying degrees, with other live performances, sporting events, movies, home entertainment (including television, home video and gaming devices) and the large number of other entertainment and public attraction options available to members of the public. Our businesses, such as our live productions and our sporting events, typically represent alternative uses for the public’s entertainment dollar. The primary geographic area in which we operate, New York City, is among the most competitive entertainment markets in the world, with the world’s largest live theater industry, eleven major professional sports teams, numerous museums, galleries and other attractions, and hundreds of movie screens available to the public. We compete with these other entertainment options on the basis of the quality of our productions and the public’s interest in our content, as well as on the price of our tickets and the quality and location of our venues.

We compete for bookings with a large number of other venues both in the cities in which our venues are located and in alternative locations capable of booking the same productions. Generally, we compete for bookings on the basis of the size, quality, expense and nature of the venue required for the booking.

In addition to competition for ticket sales and bookings, we also compete to varying degrees with other productions and sporting events for advertising and sponsorship dollars.

See “Item 1A. Risk Factors — Risks Relating to Our Entertainment Business—Our Entertainment Business Faces Intense and Wide-Ranging Competition.”

Competition in Our Media Business

Distribution of Programming Networks

The business of distributing programming networks to cable television systems and satellite, telephone and other multichannel video programming distributors (“Distributors”) is highly competitive. Our programming networks face competition from other programming networks for the right to be carried by a particular Distributor, and for the right to be carried on the service tier that will attract the most subscribers. Once our programming network is selected by a Distributor for carriage, that network competes for viewers not only with the other channels available through the Distributor, but also with television, pay-per-view channels and video-on-demand channels, as well as online services, mobile services, radio, print media, motion picture theaters, DVDs, and other sources of information, sporting events and entertainment. Important to our success in each area of competition MSG Media faces are the prices we charge for our programming networks; the quantity, quality and variety of programming offered on our networks; and the effectiveness of our networks’ marketing efforts.

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

See “Item 1A. Risk Factors — Risks Relating to Our Media Business — Our Media Business Faces Intense and Wide-Ranging Competition.”

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

Competition for Sports Programming Sources

Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our sports networks. We own the programming rights to the Knicks, the Rangers and the Liberty. We also have in place long-term rights agreements covering the media rights to the Islanders, Devils and Sabres. Our rights with respect to these professional teams may be limited in certain circumstances. See “MSG Sports — The Role of the Leagues in Our Operations.” Our programming networks compete for telecast rights for other teams or events principally with national or regional cable networks that specialize in or carry sports programming; television “superstations” which distribute sports and other programming by satellite; local and national commercial broadcast television networks; and independent syndicators that acquire and resell such rights nationally, regionally and locally. Some of our competitors may own or control, or are owned or controlled by, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their systems. Our programming networks may also compete with Internet-based distributors of sports programming.

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

Two professional sports teams located in New York have organized their own cable television networks featuring the games of their teams, which adversely affects the competitive position of MSG Networks by denying or limiting our access to those games for our own networks and subjecting our networks to competition from these team-owned networks. On the other hand, the competitive position of our programming networks is substantially enhanced by our ownership of the Knicks and Rangers.

Competition for Advertising Revenue

The financial success of our programming businesses also depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, the strength of the advertising market, the quality and appeal of the competing programming and the availability of other entertainment activities.

Employees

As of December 31, 2010 we had 1,348 full-time union and non-union employees and 8,041 part-time union and non-union employees. Approximately 64% of our employees were represented by unions as of December 31, 2010. Labor relations in general and in the sports and theater industry in particular can be volatile, and though our current relationships with our unions are positive, we have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.

The NHL players and the NBA players are covered by collective bargaining agreements between the NHL Players’ Association and the NHL and between the National Basketball Players Association and the NBA, respectively. Both the NHL and the NBA have experienced labor difficulties in the past and may have labor issues in the future. See Item 1A. “Risk Factors – General Risks – Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations.”

Item 1A. Risk Factors

Risks Relating to Our Sports Business

Our Sports Business Faces Intense and Wide-Ranging Competition.

The success of a sports business, like ours, is dependent upon the performance and/or popularity of its franchises. Our Knicks and Rangers franchises compete, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, the Internet, radio, online services, and other alternative sources. For example, our sports teams compete for attendance, viewership and advertising with a wide range of alternatives available in New York City. During some or all of the basketball and hockey seasons, our sports teams face competition, in varying respects and degrees, from professional baseball (including the New York Yankees and the New York Mets), professional football (including the New York Giants and the New York Jets) and each other. For fans who prefer the unique experience of NHL hockey, we must compete with two other hockey teams located in the New York metropolitan area (the Islanders and Devils) as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete, in varying respects and degrees, with another NBA team located in the New York metropolitan area (the New Jersey Nets), which may competitively benefit from a new arena expected to open in Brooklyn, New York in the summer of 2012, as well as with other NBA teams and the NBA itself.

As a result of the large number of options available, we face strong competition to attract sports fans in the New York area, nationally and globally. We must compete with these other sports teams and sporting events, in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games, prices we charge for tickets and the viewing availability of our teams on multiple media alternatives. Given the nature of sports, there can be no assurance that we will be able to compete effectively, including with companies that may have greater resources than we have, and as a consequence, our operating margins and market position could be reduced and the growth of our business inhibited.

Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, Affect Our Financial Performance.

Creating and maintaining our sports teams’ popularity and/or on-court and on-ice competitiveness is key to the success of our sports business. Accordingly, efforts to improve our revenues and earnings from operations from period to period may be secondary to actions that management believes will generate long-term value. As with other sports teams, the competitive positions of our sports teams depends primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. Our efforts in this regard may include, among other things, trading for highly compensated players, signing draft picks, free agents or current players to new contracts, engaging in salary arbitration with existing players or terminating or waiving players. Any of these actions could increase expenses for a particular period, subject to any salary cap restrictions contained in the respective leagues’ collective bargaining agreements. There can be no assurance that any actions taken by management to increase our long-term value will be successful.

A significant factor in our ability to attract and retain talented players is player compensation. NBA and NHL player salaries have generally increased significantly and may continue to increase. Although the current collective bargaining agreements between the NBA and the National Basketball Players Association and the NHL and the NHL Players’ Association generally cap leaguewide player salaries at a prescribed percentage of league-wide revenues, such provisions do not apply on a team-by-team basis and, accordingly, we may pay our players different aggregate salaries and a different proportion of our revenues than other NBA or NHL franchises. Future collective bargaining agreements may increase the percentage of league-wide revenues to which NBA or NHL players are entitled, which may further increase our costs. In addition, we may also be obligated to pay the NBA a luxury tax each year, the calculation of which is determined by a formula that takes into account the aggregate salaries paid to our NBA players. Significant increases in players’ salaries or NBA luxury tax payments could have a material negative effect on our business, results of operations and cash flows if the increases are not offset by adequate increases in revenue.

We have incurred significant charges over the last three years for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for waivers and terminations of players and other team personnel, including team executives. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. These expenses add to the volatility of the results of our MSG Sports segment.

The Actions of the Basketball and Hockey Leagues May Have a Material Effect on Our Businesses.

The governing bodies of the NBA (including the WNBA) and the NHL have certain rights under certain circumstances to take actions that they deem to be in the best interests of their respective sports, which may not necessarily be consistent with maximizing our results of operations and which could affect our teams in ways that are different than the impact on other teams. Certain of these decisions by the NBA or the NHL could have a material negative effect on our business, results of operations and cash flows. From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert. The following discussion highlights certain areas in which decisions of the NBA and the NHL could materially affect our businesses.

The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the national and international rights to telecast the games of league members, including the Knicks and the Rangers, licensing of the rights to produce and sell merchandise bearing the logos of our teams and the leagues, and the Internet activities of our teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. We receive a share of the income the NBA and the NHL generate from these contracts, which expire from time to time. There can be no assurance that the NBA or the NHL will be able to renew these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. Changes to national and international telecast rights could also impact the availability of games covered by our local telecast rights and could affect our revenues. The leagues have asserted control over certain other important decisions, under certain circumstances, such as the length and format of the playing season, including preseason and playoff schedules, the operating territories of the member teams, admission of new members, franchise relocations, labor relations with the players associations, collective bargaining, free agency, and luxury taxes and revenue sharing. Decisions on these matters, some of which are also subject to the terms of the relevant collective bargaining agreement, may materially affect our business. In addition, the NBA imposes a luxury tax and escrow system with respect to player salaries as well as a revenue assistance plan, and the NHL imposes an escrow system and a revenue sharing system. See “— General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations.”

The NBA and the NHL have imposed certain restrictions on the ability of owners to undertake some types of transactions in respect of teams, including a change in ownership, a relocation of a team and certain types of financing transactions. In certain instances, these restrictions could impair our ability to proceed with a transaction that is in the best interests of the Company and its shareholders if we were unable to obtain required league approvals in a timely manner or at all.

The leagues impose certain rules that define, under certain circumstances, the territories in which we operate, including the markets in which we telecast games. Changes to these rules could have a material negative effect on us.

Each league’s governing body has imposed a number of rules, regulations, guidelines, bulletins, directives, policies and agreements upon its teams. Changes to these provisions may apply to our sports teams and their personnel, and the Company as a whole, regardless of whether we agree or disagree with such changes, have voted against such changes or have challenged them through other means, and it is possible that any such changes could materially negatively affect our business to the extent they are ultimately determined to bind our teams. The commissioners of each of the NBA and NHL assert significant authority to take certain actions on behalf of their respective leagues under certain circumstances. Decisions by the commissioners of the NBA and the NHL, including on the matters described above, may negatively affect our businesses. The leagues’ governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself.

Injuries to Players on Our Sports Teams Could Hinder Our Success.

To the degree that our financial results are dependent on our sports teams’ popularity and/or on-court and on-ice success, the likelihood of achieving such popularity or competitive success may, given the nature of sports, be substantially impacted by serious and/or untimely injuries to key players. Nearly all of our Knicks and Rangers players, including those with multi-year contracts, have partially or fully guaranteed contracts, meaning that (subject to the terms of the applicable player contract and collective bargaining agreement) each player or his estate may be entitled to receive his salary even if the player dies or is unable to play as a result of injury. These salaries represent significant financial commitments for our sports teams. We are generally insured against having to pay salaries in the event of a player’s death and seek to obtain disability insurance policies for substantially all of our material player contracts. In the event of injuries sustained resulting in lost services (as defined in the insurance policies), generally the insurance policies provide for payment to us of a portion of the player’s salary for the remaining term of the contract or until the player can resume play, in each case following a deductible number of missed games. Such insurance may not be available in certain circumstances or on terms that are commercially feasible or such insurance may contain significant dollar limits and/or exclusions from coverage for preexisting medical conditions. We may choose not to obtain (or may not be able to obtain) such insurance in some cases and we may change coverage levels (or be unable to change coverage levels) in the future.

In the absence of disability insurance, we may be obligated to pay all of an injured player’s salary. In addition, player disability insurance policies do not cover any NBA luxury tax that we may be required to pay. For purposes of determining any NBA luxury tax, salary payable to an injured player is included in team salary, unless and until that player’s salary is removed from the team salary for purposes of calculating NBA luxury tax pursuant to the terms of the collective bargaining agreement. Replacement of an injured player may result in an increase in salary and NBA luxury tax expense for us, subject to the terms of the applicable collective bargaining agreement, including any applicable salary cap.

Risks Relating to Our Entertainment Business

Our Entertainment Business Faces Intense and Wide-Ranging Competition.

Our entertainment business competes, in certain respects and to varying degrees, with other leisure-time activities such as television, the Internet, radio, online services, motion picture theaters, Broadway shows, home video and other alternative sources of entertainment and information for total entertainment dollars in our marketplace. The success of our entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular, and, to a lesser extent, the availability of, and our venues’ ability to attract concerts, family shows and other events, competition for which is intense. For example, our Madison Square Garden Complex, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York area. The Chicago Theatre and the Wang Theatre face similar competition from other venues in Chicago, Boston and elsewhere.

Further, in order to maintain the competitive positions of The Garden and our theaters, we must invest on a continuous basis in state-of-the-art technology and facility maintenance while maintaining a competitive pricing structure for events that may be held in our venues, many of which have alternative venue options available to them in New York and other cities. In addition, we invest a substantial amount in our Radio City Christmas Spectacular and in new productions, to continue to attract our audiences. We cannot assure you that such investments will generate revenues that are sufficient to justify our investment or even that exceed our expenses.

The Success of Our Entertainment Business Depends on the Continued Popularity of Our Live Productions, Particularly the Radio City Christmas Spectacular.

The financial results of our entertainment business are dependent on the popularity of our live productions with audiences in New York, as well as other cities where the Radio City Christmas Spectacular is performed. In particular, our entertainment business depends on the continuing popularity of the Radio City Christmas Spectacular at Radio City Music Hall, which represented 39% of our MSG Entertainment segment’s revenues in 2010. Should the popularity of the Radio City Christmas Spectacular decline, our revenues from ticket sales, concession and merchandise sales would likely also decline, and we might not be able to replace the lost revenue with revenues from other sources.

Our Strategy for Our Entertainment Business Includes the Development of New Live Productions and the Possible Addition of New Venues, Each of Which Could Require Making Considerable Investments for Which There Can be No Guarantee of Success.

As part of our business strategy, we intend to develop new productions and live entertainment events, which may include expansions of our existing productions or relationships or the creation of entirely new live productions. Expansion of productions or the development of new productions could require significant upfront investment in sets, staging, creative processes, casting and advertising and dislocation of other alternative sources of entertainment that may have played in our venues absent these productions. To the extent that any efforts at expanding productions or creating new productions do not result in a viable live show, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may lose all or a portion of such investments. For example, in 2010 we incurred an impairment charge related to the Banana Shpeel production.

Our strategy also involves the possible addition of venues, including in additional major markets beyond New York, Chicago and Boston. Any such additions may involve purchasing or acquiring control of existing venues, renovating acquired venues or constructing new venues and could require significant investment. In pursuing such an expansion strategy, we will face risks, potentially including risks associated with the construction of new facilities or renovations of existing facilities, such as cost overruns and construction delays, risks associated with financing, such as the potential lack of availability of adequate financing to commence or complete an acquisition, development or renovation, risks associated with operating in new markets and the risk that we may lose all or a part of our investment in any additional venues.

Risks Relating to Our Media Business

Our Media Business Faces Intense and Wide-Ranging Competition.

Our media business competes, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video on demand, and other content offered on cable television and other programming distribution systems. We also compete for viewers and advertisers with other television networks, radio, motion picture theaters, home video, the Internet, mobile media and other sources of information and entertainment and advertising services. Important competitive factors are the prices charged for programming, the quantity, quality (in particular, the on-court and on-ice performance of our sports teams as well as other teams whose media rights we control) and the variety of the programming offered and the effectiveness of marketing efforts.

The competitive environment in which our media business operates may be affected by technological developments. It is difficult to predict the future effect of technology on many of the factors affecting our competitive position. For example, data compression technology has made it possible for most programming distributors to increase their channel capacity, which may reduce the competition among programming networks and broadcasters for channel space. On the other hand, the addition of channel space could also increase competition for desired entertainment and sports programming and ultimately, for viewing by subscribers. As more channel space becomes available, maintaining and/or enhancing the position of our programming networks in the most favorable tiers of these distributors would be an important goal that we might not achieve. Additionally, video content delivered directly to viewers over the Internet competes with our programming networks for viewership.

With respect to advertising services, factors affecting the degree and extent of competition include prices, reach and audience demographics among others. Some of our competitors are large companies that have greater financial resources available to them than we do which could impact our programming viewership and the resulting advertising sales by our media business.

The Success of Our Media Business Also Depends on Affiliation Fees, and on the Existence of Agreements with a Limited Number of Distributors for Our Programming.

Our media business derives much of its revenues from affiliation fees paid by cable television operators, satellite operators and other operators (which we collectively refer to as “Distributors”) that provide video service and sales of advertising. Changes in affiliation fee revenues result from a combination of changes in rates and changes in subscriber counts, factors that may be largely out of our control.

Our success is also dependent upon the existence and terms of agreements between our programming networks and Distributors. Existing affiliation agreements of our programming networks expire at various dates. Although historically we have generally been able to secure distribution of our programming networks, we cannot assure you that we will be able to renew these affiliation agreements, or to obtain terms similar to our existing agreements in the event of a renewal. For example, in 2010 DISH Network dropped carriage of all of our programming networks. See “Item 7. Management’s Discussion and Analysis of Financial Condition — Results of Operations — Comparison of Year Ended December 31, 2010 versus the Year Ended December 31, 2009 — Consolidated Results of Operations.” Our affiliation agreements for the MSG Networks generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the year. If we were unable to meet these thresholds, we could become subject to remedies available to the Distributors, which may include fee reductions and/or termination of these agreements in some cases. In addition, under certain circumstances, an existing affiliation agreement may expire and the parties may have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. Under these circumstances, an affiliate may continue to carry and pay for the service under oral or written interim agreements until execution of definitive replacement agreements or renewal.

The loss of any of our significant Distributors or the failure to renew on terms similar to our existing agreements could severely impact our business and results of operations. In addition, in some cases, if a Distributor is acquired, the affiliation agreement of the acquiring Distributor will govern following the acquisition. In those circumstances, the acquisition of a Distributor that is a party to one or more affiliation agreements with us on terms that are more favorable to us could have a material negative impact on our business and results of operations.

We Derive Substantial Revenues from the Sale of Advertising Time and Those Revenues Are Subject to a Number of Factors, Many of Which Are Beyond Our Control.

Our media business is dependent on advertising revenues, which, in turn, depend on a number of factors, many of which are beyond our control, such as the health of the economy in the markets our businesses serve and in the nation as a whole, general economic trends in the advertising industry, the popularity of our programming, the activities of our competitors, including increased competition from other forms of advertising-based media (such as newspapers, cable television, Internet and radio), technological developments (such as use of digital video recorders) and consumer adoption thereof, consumer budgeting and buying patterns, extent of distribution and team performance. A continuing decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities, which could cause our revenues and operating results to decline significantly in any given period. In addition, we cannot assure that our programming will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our advertising revenues to decline as a result of changes to the ratings for our programming.

Our Rights Agreements with Various Professional Sports Teams that We Do Not Own Have Varying Durations and Renewal Terms and We May Be Unable to Renew Those Agreements on Acceptable Terms.

In addition to carrying the games of the Knicks, Rangers and Liberty, our media business has rights agreements with other professional sports teams that we do not control. We may seek renewal of these contracts and, if we do so, we may be outbid by competing networks for these contracts or the renewal costs could substantially exceed our costs under the current contracts. One or more of these teams may seek to establish their own programming network or join a competitor’s network and, in certain circumstances, we may not have an opportunity to bid for the rights. Moreover, the value of these contracts may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season. The value of these rights can also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute games. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect our affiliation fee and advertising revenues. In addition, our distribution agreements typically include certain remedies in the event our MSG Networks fail to meet a minimum number of professional events, and, accordingly, any loss of rights could materially negatively affect our business.

Each league’s governing body has imposed a number of rules, regulations, guidelines, bulletins, directives, policies and agreements upon its teams, including the teams we carry on our MSG Networks. Changes to these provisions could materially negatively affect our business.

We May Be Unable to Obtain Programming from Third Parties on Reasonable Terms or at All.

We rely on third parties for sports, music and other programming for our programming networks. We compete with other distributors of programming, including other programming networks, to acquire the rights to distribute such programming. If we fail to continue to obtain sports, music and other programming for our programming networks on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for alternative programming, which may have a material negative effect on our business, results of operations and cash flows.

General Risks

Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Impacted by the Economic Downturn and Financial Instability.

Our businesses depend upon the ability and willingness of consumers and businesses to purchase tickets (including season tickets) or to license suites at our facilities and to spend on concessions and merchandise, and upon advertising revenues. As a result, instability and continued weakness of the U.S. and global economies and the negative effects on consumers’ discretionary spending may negatively affect our revenues.

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

Our Businesses Are Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and Rangers, Which Cannot Be Assured.

Our financial results have historically been dependent on, and are expected to continue to depend in large part on, the Knicks and Rangers remaining popular with our fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, concession and merchandise sales during the regular season, greater shares of total viewership and increased advertising sales. Furthermore, success in the regular season may qualify a team for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by our teams and, more importantly, by generating increased excitement and interest in our teams, which can improve attendance and viewership in subsequent seasons. There can be no assurance that any sports teams, including the Knicks and Rangers, will compete in post-season play in 2011 or thereafter.

We Have Undertaken an Extensive Transformation of The Garden, the Cost, Timing and Revenue Impact of Which Are Uncertain.

We are pursuing a major renovation of The Garden, which we refer to as the Transformation. As with any major renovation project, the Transformation is subject to potential unexpected delays, costs or other problems. Depending upon the severity and timing, such events could materially and negatively affect our business, results of operations and cash flows. The Transformation is discussed in greater detail under “Item 7. Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources”.

In order to most efficiently and effectively complete the Transformation, it will remain a year-round project. Our goal is to minimize disruption to current operations and, to achieve this, we plan for The Garden to remain open for the Knicks’ and Rangers’ regular seasons and playoffs. We plan to close The Garden and The Theater at Madison Square Garden after the conclusion of the Knicks’ and Rangers’ seasons, including the playoffs in each of the 2011, 2012 and 2013 calendar years. The outcome of the Knicks’ and Rangers’ seasons will determine when the venues will close. Given that we cannot know in advance when those seasons will end, we are generally not booking live entertainment or other sporting events from a period commencing in April and ending in October. We are also currently not planning to host pre-season Rangers’ games in 2011 at The Garden. Consequently, we expect to lose revenues as a result of this schedule.

As we prepare to transform the lower bowl of The Garden, with the help of our project manager, construction manager and architect, we continue to refine our near-term construction phasing. For example, we have accelerated portions of the construction work, previously planned for this upcoming off-season, earlier into calendar 2011 while the building is still in use for events. While this initiative increases overall project costs, we believe it is advisable to accelerate work where we can do so, given the complexity of the project and the benefits of reducing some scheduling pressure on our off-season months. We have been able to accomplish this effort while minimizing disruption to our customers. In addition to shifting forward portions of the construction work, we are about to enter into our first off-season shutdown, after which we will gain important experience and knowledge related to the project. While we have previously provided a range of projected construction costs for the Transformation project, we believe it would be imprudent and premature to provide an estimate at this time. Rather, for planning and liquidity purposes, and to be prudent and cautious, we are factoring in a reserve, which may or may not be entirely necessary, that is 15% above the high-end of the previously provided cost range of $850 million.

The Transformation is expected to help generate enhanced revenues and adjusted operating cash flows for the Company in the future. There can be no assurance that we will achieve these increases. In addition, unexpected delays or disruptions in the construction schedule could result in delays in achieving increased revenues or result in increased costs of the project or other losses.

We Do Not Own All of Our Venues and Our Failure to Renew Our Leases or Booking Agreement on Economically Attractive Terms Could Have an Adverse Effect on Our Business.

The lease on Radio City Music Hall expires in 2023. We have the option to renew the lease for an additional ten years by providing two years’ notice prior to the initial expiration date. Similarly, we lease the Beacon Theatre pursuant to a lease that expires in 2026. We have entered into a booking agreement in respect of the Wang Theatre in Boston. Our booking agreement expires in 2019 and we have the option to renew the agreement at that time for an additional ten years. If we are unable to renew these leases or the booking agreement on economically attractive terms, our business could be adversely affected.

We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations Could Negatively Affect our Business, Results of Operations and Financial Condition.

Our operations are subject to federal, state and local laws and regulations.

Our programming business is subject to direct and indirect government regulation, in part as a result of federal communications laws and FCC regulations applicable because of Cablevision’s and our common directors, officers, and shareholders. For FCC purposes, the common directors and five percent or greater shareholders of Cablevision and Madison Square Garden are deemed to hold attributable interests in each of the companies. As a result, certain regulations applicable to a programming network affiliated with a cable television operator apply to Madison Square Garden. This affiliation may also limit the activities or strategic business alternatives available to Madison Square Garden, including the ability to own or operate media properties we do not presently own or operate. Other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly. See “Item 1. Business — Regulation — Regulation of Our Media Business”. Legislative enactments, court actions, and federal regulatory proceedings could materially affect our programming business by modifying the rates, terms, and conditions under which we offer our programming services to distributors and the public, or otherwise materially affect the range of our activities or strategic business alternatives. We cannot predict the likelihood or results of any such legislative, judicial, or regulatory actions.

We hold liquor licenses at each of our venues and are subject to licensing requirements with respect to the sale of alcoholic beverages in the jurisdictions in which we serve those beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at the applicable venue and could have a materially negative effect on our results of operations. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. In the jurisdictions in which our venues are located, we are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law. Our liability insurance coverage may not be adequate or available to cover any potential liability. See “Item 3. Legal Proceedings”.

We and our venues are subject to environmental laws and regulations relating to the use, disposal, storage, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the operations of our venues. Additionally, certain laws and regulations could hold us strictly, jointly and severally responsible for the remediation of hazardous substance contamination at our facilities or at third-party waste disposal sites, and could hold us responsible for any personal or property damage related to any contamination. Any requirements to dispose of, or remediate, such hazardous or non-hazardous materials and any associated costs and impact on operations of such efforts may be heightened as a result of the purchase, construction or renovation of a venue, including the Transformation.

Our venues are subject to zoning regulations including permits relating to operation of The Garden. The Madison Square Garden Arena operates under a zoning special permit granted by the New York City Planning Commission in 1963, which is scheduled to expire in 2013. There can be no assurance regarding renewal or the terms thereof.

Our businesses are, and may in the future be, subject to a variety of other laws and regulations, including licensing, permitting, and historic designation and similar requirements; working conditions, labor, immigration and employment laws; health, safety and sanitation requirements; compliance with the Americans With Disabilities Act; and privacy laws.

Our failure to comply with applicable governmental laws and regulations could have a material negative effect on our business, results of operations and cash flows.

Our Properties Are Subject to, and Benefit from, Certain Easements, the Availability of Which May Not Continue on Terms Favorable to Us or at All.

Our properties are subject to, and benefit from, certain easements. For example, the “breezeway” into the Madison Square Garden Complex from Seventh Avenue in New York City is a significant easement that we share with other property owners. Our ability to continue to utilize this and other easements, including for advertising purposes, requires us to comply with a number of conditions. Moreover, certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions. It is possible that we will be unable to continue to access or maintain any easements on terms favorable to us, or at all, which could have a material negative effect on our business, results of operations and cash flows.

Our Business Benefits from a New York City Real Estate Tax Exemption, Which Could be Changed or Withdrawn.

Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, including tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For 2010, this tax exemption resulted in an annual after-tax benefit to net income of approximately $7.4 million. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State. There can be no assurance that the tax exemption will not be amended in a manner adverse to us or repealed in its entirety, either of which would have a material negative effect on our business, results of operations and cash flows.

We May Require Financing to Fund Our Ongoing Operations and Capital Expenditures, Including Our Transformation of The Garden, the Availability of Which is Highly Uncertain.

The capital and credit markets have experienced extreme volatility and disruption in recent years. Such markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability for most issuers.

Our business has been characterized by significant expenditures for properties and businesses, for renovations and for productions. In particular, our Transformation of The Garden will require significant cash resources. In the future we may also engage in similar transactions and such transactions may depend on our ability to obtain financing. We may also seek financing to fund our ongoing operations.

Although we have a credit facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements”), our ability to draw on any such facility will depend on our ability to meet certain financial tests and other conditions. In addition, there can be no assurance that we will be able to refinance any such facility in the future or raise any required additional capital or do so on favorable terms. Depending upon conditions in the financial markets, we may not be able to raise additional capital on favorable terms, or at all. In addition, as described above, the leagues in which our sports teams compete may have, under certain circumstances, approval rights over certain financing transactions, and in connection with those rights, could affect our ability to obtain such financing. If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs. Our choice of which spending programs to cancel or reduce may be limited, although we do not currently anticipate that unavailability of financing in any circumstances would materially affect our spending on player salaries in any respect. Failure to successfully pursue our capital expenditure and other spending plans could materially and negatively affect our ability to compete effectively.

Our Business Is Subject to Seasonal Fluctuations.

The revenues of our MSG Sports and MSG Entertainment segments tend to be seasonal. For example, because 39% of our MSG Entertainment segment’s revenues and 10% of our consolidated revenues in 2010, net of intersegment eliminations, were derived from our Radio City Christmas Spectacular franchise, the revenues of our MSG Entertainment segment are highest in the calendar fourth quarter when these performances primarily occur. As a result, MSG Entertainment earns a disproportionate amount of its revenue and operating income in the calendar fourth quarter of each year. Similarly, because of the nature of the NBA and NHL playing seasons, revenues from our sports teams are concentrated in the first and last quarters of each calendar year. Revenues from our business on a consolidated basis tend to be at their lowest in the second and third quarters of the calendar year.

Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations.

Our business is dependent upon the efforts of unionized workers. Any labor disputes, such as strikes or lockouts, with the unions with which we have collective bargaining agreements could have a material negative effect on our business, results of operations and cash flows (including our ability to produce or present concerts, theatrical productions, sporting events and television programming).

The NHL players and the NBA players are covered by collective bargaining agreements between the NHL Players’ Association and the NHL and between the National Basketball Players Association (“NBPA”) and the NBA, respectively. Both the NHL and the NBA have experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or management lockouts. In 1992, the NHL Players’ Association conducted a 10-day strike. A lockout during the 1994-95 NHL season resulted in the regular season being shortened from 84 to 48 games. A lockout beginning in September 2004 resulted in the cancellation of the entire 2004-05 NHL season. The current NHL collective bargaining agreement was last negotiated in 2005 and expires in September 2012. The NBA has also experienced labor difficulties, including a lockout during the 1998-99 season, which resulted in the regular season being shortened from 82 to 50 games.

NBA players, including those who play for the Knicks, are covered by a collective bargaining agreement between the NBA and the NBPA that is in effect through June 30, 2011. Since the summer of 2009, the NBA and the NBPA have been engaged in negotiations for a successor collective bargaining agreement. If these efforts are unsuccessful there is the potential for a work stoppage effective July 1, 2011, which could result in the loss of scheduled NBA games beginning with the 2011-12 NBA season. Although the ultimate outcome of this matter cannot be determined at this time, depending on its duration, the loss of games as a result of the absence of a collective bargaining agreement may have a material negative effect on our business, results of operations and cash flows.

The Unavailability of Satellites, Facilities and/or Systems upon Which We Rely Could Have a Material Negative Affect on Our Business or Results of Operations.

We use satellite and other systems to transmit our program services to Distributors. The distribution facilities include uplinks, communications satellites and downlinks. Notwithstanding back-up and redundant systems, transmissions may be disrupted, including as a result of disasters that impair uplinks, downlinks or transmission facilities or the impairment of satellite or terrestrial facilities. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. In addition, we rely upon various third-party software or systems in the operation of our business, including, with respect to credit card processing, point of sale transactions, ticket sales, database, inventory, human resource management and financial systems. From time to time, certain of these arrangements may not be covered by long-term agreements. The failure or unavailability of distribution facilities or these third-party services, depending upon its severity and duration, could have a material negative effect on our business, results of operations and cash flows.

We May Have a Significant Indemnity Obligation to Cablevision if the Distribution Is Treated as a Taxable Transaction.

Prior to the Distribution, Cablevision received a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that, among other things, the Distribution and certain related transactions would qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”).

Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request were untrue or incomplete in any material respect, Cablevision would not be able to rely on the ruling. Furthermore, the IRS will not rule on whether the Distribution satisfies certain requirements necessary to obtain tax-free treatment under the Code. Rather, the ruling was based upon representations by Cablevision that these conditions were satisfied, and any inaccuracy in such representations could invalidate the ruling.

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

As part of the Distribution we have entered into a Tax Disaffiliation Agreement with Cablevision, which sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify Cablevision for losses and tax liabilities of Cablevision that result from the breach of certain covenants that could cause the Distribution to be treated as a taxable transaction. These covenants include certain acquisitions of our stock or assets by us or third parties. If we are required to indemnify Cablevision under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could have a material negative effect on our business, results of operations and cash flows.

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

These restrictions may limit our ability during such period to pursue strategic transactions of a certain magnitude that otherwise might increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets.

Our Historical Financial Results as a Business Segment of Cablevision May Not Be Representative of Our Results as a Separate, Stand-Alone Company.

Certain of the historical financial information we have included in this Annual Report on Form 10-K has been derived from the consolidated financial statements and accounting records of Cablevision and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone company during the periods presented. Although Cablevision did account for our Company as a business segment, we were not operated as a separate, stand-alone company for the historical periods presented other than 2010. The historical costs and expenses reflected in our consolidated financial statements include an allocation for certain corporate functions historically provided by Cablevision, including general corporate expenses and employee benefits and incentives. These allocations were based on what we and Cablevision considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future.

In Connection with the Distribution, We Rely on Cablevision’s Performance Under Various Agreements.

In connection with the Distribution, we entered into various agreements with Cablevision, including a Distribution Agreement, a Tax Disaffiliation Agreement, a Transition Services Agreement, an Employee Matters Agreement and certain other related party agreements and arrangements. These agreements govern our relationship with Cablevision subsequent to the Distribution and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Distribution. These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships. The Distribution Agreement includes an agreement that we and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses that were transferred to us by Cablevision. We are also party to other arrangements with Cablevision, such as affiliation agreements covering the MSG Networks and Fuse. We and Cablevision rely on the other to perform its obligations under these agreements. If Cablevision were to breach or to be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, we could suffer operational difficulties or significant losses.

We Are Controlled by the Dolan Family.

We have two classes of common stock:

•	Class B Common Stock, which is generally entitled to ten votes per share and is entitled collectively to elect 75% of our Board of Directors, and

•	Class A Common Stock, which is entitled to one vote per share and is entitled collectively to elect the remaining 25% of our Board of Directors.

As of February 28, 2011, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively own all of our Class B Common Stock, less than 3.5% of our outstanding Class A Common Stock and approximately 70% of the total voting power of all our outstanding common stock. Of this amount, Charles F. Dolan, a director and the father of the Executive Chairman, and his spouse control approximately 46% of our outstanding Class B Common Stock, less than 1% of our outstanding Class A Common Stock and approximately 22% of the total voting power of all our outstanding common stock. The members of the Dolan family holding Class B Common Stock have executed a voting agreement that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. The Dolan family is able to prevent a change in control of our Company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan family.

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

Charles F. Dolan, members of his family and certain related family entities have entered into a Stockholders Agreement relating, among other things, to the voting of their shares of our Class B Common Stock. As a result, we are a “controlled company” under the corporate governance rules of The NASDAQ Stock Market LLC (“NASDAQ”) and our Board of Directors, as permitted by NASDAQ rules, has elected not to comply with the corporate governance rules of NASDAQ requiring: (i) a majority of independent directors on our Board and (ii) an independent corporate governance and nominating committee.

Future Stock Sales, Including as a Result of the Exercising of Registration Rights by Certain of Our Shareholders, Could Adversely Affect the Trading Price of Our Class A Common Stock.

Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with Charles F. Dolan, members of his family, certain Dolan family interests and the Dolan Family Foundations that provide them with “demand” and “piggyback” registration rights with respect to approximately 15 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.

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

Our Executive Chairman, James L. Dolan, also serves as the President and Chief Executive Officer of Cablevision and our President and Chief Executive Officer, Hank J. Ratner also serves as a Vice Chairman of Cablevision. This arrangement is similar to the historical situation whereby Messrs. Dolan and Ratner have served as senior officers of both companies. As a result, the two most senior officers of the Company do not devote their full time and attention to the Company’s affairs. In addition, nine members of our Board of Directors are also directors of Cablevision, and several of our directors serve as employees of Cablevision concurrently with their service on our Board of Directors. These officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we or Cablevision look at acquisitions and other corporate opportunities that may be suitable for both companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between Cablevision and us. In addition, certain of our directors and officers own Cablevision stock and options to purchase Cablevision stock, as well as cash performance awards with any payout based on Cablevision’s performance, including Messrs. Dolan and Ratner. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and Cablevision. See “Certain Relationships and Related Party Transactions — Certain Relationships and Potential Conflicts of Interest” in our registration statement on Form 10 filed with the Securities and Exchange Commission for a discussion of certain procedures we instituted to help ameliorate such potential conflicts that may arise.

Our Overlapping Directors and Executive Officers with Cablevision May Result in the Diversion of Corporate Opportunities and Other Conflicts to Cablevision and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.

The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of Cablevision and its subsidiaries and that the Company may engage in material business transactions with such entities. The Company has renounced its rights to certain business opportunities and the Company’s amended and restated certificate of incorporation provides that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of Cablevision and its subsidiaries will be liable to the Company or its shareholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our certificate of incorporation) to Cablevision or any of its subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. These provisions in our amended and restated certificate of incorporation also expressly validate certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and Cablevision and/or any of its subsidiaries and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective shareholders. See “Description of Capital Stock — Certain Corporate Opportunities and Conflicts” in our registration statement on Form 10 filed with the Securities and Exchange Commission.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own the Madison Square Garden Complex (with a maximum capacity of approximately 21,000 seats in The Garden), including The Theater at Madison Square Garden (approximately 5,600 seats) in New York City, comprising approximately 985,600 square feet; a training center in Greenburgh, New York with approximately 105,000 square feet of space; and The Chicago Theatre (approximately 3,600 seats) in Chicago comprising approximately 72,600 square feet.

Significant properties that are leased in New York City include approximately 376,000 square feet housing Madison Square Garden’s administrative and executive offices and certain studio space, approximately 577,000 square feet comprising Radio City Music Hall (approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (approximately 2,800 seats). We also lease approximately 13,000 square feet of warehouse space in Jersey City, New Jersey and storage space in various other locations. For more information on our venues, see “Item 1. Business — Our Venues.”

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock is listed on NASDAQ under the symbol “MSG”. Our Class B Common Stock is not listed on any exchange.

As of February 28, 2011, there were 1,591 holders of record of our Class A Common Stock and 22 holders of record of our Class B Common Stock. We did not pay any dividend on our common stock during 2010 and do not expect to pay a cash dividend on our common stock for the foreseeable future.

The following tables set forth for the periods indicated the intra-day high and low sales prices per share of the MSG Class A common stock as reported on NASDAQ:

Year Ended December 31, 2010	High	Low
February 10, 2010 through March 31, 2010 (a)	$22.09	$16.35
Second Quarter	22.71	18.70
Third Quarter	21.91	18.39
Fourth Quarter	25.86	20.28

(a)

Madison Square Garden, Inc. became a publicly traded company on February 9, 2010 upon the distribution by Cablevision Systems Corporation to its stockholders of all of the outstanding common stock of Madison Square Garden, Inc. See Item 1. “Business” for discussion of our operating history.

On July 29, 2009, in connection with the incorporation of Madison Square Garden, Inc., Regional Programming Partners, an indirect subsidiary of Cablevision Systems Corporation, acquired 1,000 shares of common stock of Madison Square Garden, Inc. for $10.

On January 12, 2010, in connection with the Distribution and related transactions, Regional Programming Partners, an indirect subsidiary of Cablevision Systems Corporation, acquired 5,000 shares of common stock of Madison Square Garden, Inc. in consideration for contributing 100% of the outstanding stock and limited liability company interests, respectively, of Rainbow Garden Corp. and MSG Regional Holdings LLC, which in turn held, directly and indirectly, 100% of MSG L.P. On February 5, 2010, pursuant to our amended and restated certificate of incorporation, the 6,000 shares of common stock outstanding were converted to 61,913,882.25 shares of Class A Common Stock and 13,588,562.75 shares of Class B Common Stock.

Item 6. Selected Financial Data

The operating and balance sheet data included in the following selected financial data table have been derived from the consolidated financial statements of Madison Square Garden, Inc. and its subsidiaries (which for periods prior to February 9, 2010, represents a combination of certain media, entertainment and sports businesses and assets that were historically owned and operated as parts of Cablevision). The financial information presented below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a separate publicly-traded entity during the periods presented other than 2010. The selected financial data presented below should be read in conjunction with the annual financial statements included in Item 8. of this Annual Report on Form 10-K and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Operating Data:
Revenues	$1,157,136	$1,062,417	$1,042,958	$1,002,182	$905,196
Operating expenses:
Direct operating (excluding depreciation and amortization shown below)	686,442	682,337	724,904	635,108	637,090
Selling, general and administrative	279,263	273,712	270,065	243,196	222,962
Gain on curtailment of pension plans(a)	—	—	—	(15,873)	—
Restructuring expense	—	—	—	221	143
Depreciation and amortization	56,907	61,336	66,231	62,223	64,995

Operating income (loss)	134,524	45,032	(18,242)	77,307	(19,994)
Other income (expense):
Interest income (expense), net	(3,457)	(1,117)	1,919	11,607	6,212
Miscellaneous	3,924	2,000	—	(1,000)	(250)

Income (loss) from operations before income taxes and cumulative effect of a change in accounting principle	134,991	45,915	(16,323)	87,914	(14,032)
Income tax benefit (expense)	(51,611)	(18,266)	11,387	(45,031)	1,173
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	—	(238)

Net income (loss)	$83,380	$27,649	$(4,936)	$42,883	$(13,097)

Basic net earnings (loss) per common share (b)	$1.13	$0.38	$(0.07)	$0.58	$(0.18)
Diluted net earnings (loss) per common share(b)	$1.09	$0.38	$(0.07)	$0.58	$(0.18)
Weighted-average number of common shares outstanding: (b)
Basic	73,864	73,309	73,309	73,309	73,309
Diluted	76,714	73,309	73,309	73,309	73,309
Balance Sheet Data:
Advances due from Cablevision(c)	$—	$190,000	$190,000	$130,000	$—
Total assets	2,197,807	2,041,499	2,000,341	1,969,321	1,891,282
Capital lease obligations	4,920	6,235	7,457	7,774	5,050
Total stockholders’ equity	1,170,924	1,106,103	1,072,623	1,072,316	999,076

(a)

Gain on curtailment of pension plans relates to the amendment to freeze all benefits earned through December 31, 2007 and eliminate the ability of participants to earn benefits for future service under a certain Company-sponsored qualified defined benefit pension plan covering certain non-union employees and a Company-sponsored unfunded, non-qualified defined benefit pension plan covering certain employees who participate in the underlying qualified plan.

(b)

Common shares assumed to be outstanding during the years ended December 31, 2009, 2008, 2007 and 2006 totaled 73,309, representing the shares issued to Cablevision shareholders on the Distribution date for purposes of calculating EPS.

(c)

Represents outstanding non-interest bearing advances to a subsidiary of Cablevision. On January 28, 2010, the intercompany advances were replaced with a promissory non-amortizing note having a principal amount of $190,000 with a maturity date of June 30, 2010 and prepayment without penalty at Cablevision’s option. The note accrued interest at a rate of 3.25% per annum and was prepaid in March 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning our future operating and future financial performance, including: the timing and anticipated benefits of, and the inclusion of a reserve for, the comprehensive Transformation; the impact of any NBA work stoppage; and the ability to renew affiliation agreements. Words such as “expects”, “anticipates”, “believes”, “estimates”, “may”, “will”, “should”, “could”, “potential”, “continue”, “intends”, “plans”, and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•

the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level and popularity of the Radio City Christmas Spectacular and other entertainment events which are presented in our venues;

•	costs associated with player injuries, and waivers or terminations of players and other team personnel;

•	changes in professional sports teams’ compensation, including the impact of signing of free agents, subject to league salary caps;

•	the level and timing of our capital expenditures, including the comprehensive Transformation of The Garden;

•	the impact of the comprehensive Transformation of The Garden on our operations;

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

•	any NBA or NHL work stoppage;

•	our ability to maintain, obtain or produce content for our MSG Media segment, together with the cost of such content;

•	future acquisitions and dispositions of assets;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including the matters described under Item 3. “Legal Proceedings;”

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stocks; and

•	the factors described under “Risk Factors” in this Annual Report on Form 10-K.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated annual financial statements and footnotes thereto included in this Annual Report on Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is organized as follows:

Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2010, 2009 and 2008 on both a consolidated and segment basis. Our segments are MSG Media, MSG Entertainment and MSG Sports.

Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended December 31, 2010, 2009 and 2008. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at December 31, 2010.

Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.

Recently Adopted Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are discussed in the notes to our annual consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Business Overview

Madison Square Garden is a fully-integrated media, entertainment and sports business comprised of dynamic and powerful assets and brands. Madison Square Garden’s business grew from the legendary venue widely known as “The World’s Most Famous Arena.” The Company is comprised of three business segments: MSG Media, MSG Entertainment and MSG Sports, which are strategically aligned to work together to drive our overall business, which is built on a foundation of iconic venues and compelling content, including live sports and entertainment events that we create, produce, present and/or distribute through our programming networks and other media assets. A description of our segments follows:

MSG Media

MSG Media, which represented approximately 48% of our consolidated revenues for the year ended December 31, 2010, is a leader in production and content development for multiple distribution platforms, including content originating from our venues. MSG Media consists of the MSG Networks (MSG network, MSG

Plus, MSG HD and MSG Plus HD) and the Fuse Networks (Fuse and Fuse HD). MSG Networks are home to six professional sports teams: the Knicks, Rangers, Liberty, Islanders, Devils, and Sabres, as well as to our critically acclaimed original and other programming. Programming on Fuse focuses on music-related programming, including coverage of premier artists, events and festivals, original content and high profile concerts.

MSG Media is also responsible for managing interactive initiatives across all business segments. Our interactive businesses are comprised of a group of highly targeted websites (including msg.com, thegarden.com, radiocity.com, nyknicks.com, newyorkrangers.com, knicksnow.com and fuse.tv) and wireless, video on demand and digital platforms for all Madison Square Garden properties.

Revenue Sources

Our MSG Media segment earns revenues from two primary sources: affiliation fees and advertising. Affiliation fees, which are the fees we earn from Distributors that carry our programming, constitute the significant majority of the MSG Media segment revenues. Fees paid by advertisers to show advertising during our programs make up a smaller portion of MSG Media segment overall revenues.

Affiliation Fees

We earn affiliation fees from certain Distributors, including Cablevision, that carry our programming services. The fees we receive depend largely on the demand from subscribers for our programming. Affiliation fees from Cablevision accounted for more than 10% of the Company’s consolidated revenues in each of 2010, 2009 and 2008.

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

Programming Acquisition Costs

MSG Networks obtains telecast rights for the sports teams whose games we televise, the cost of which we recognize evenly over the term of the applicable contract or license period. We negotiate directly with the teams to determine the fee and other provisions of the rights arrangements. Rights fees for sports programming are influenced by, among other things, the size and demographics of the geographic area in which the programming is distributed, and the popularity and/or the on-court or on-ice competitiveness of a team. For purposes of reporting our segment information the rights fees we pay to the Company’s owned teams are recognized as inter-segment charges to our MSG Media segment. These inter-segment charges are eliminated in the consolidated financial statements. In addition to the rights for our Knicks, Rangers and Liberty franchises, we have long-term rights agreements in place with the Islanders, Devils and Sabres.

In addition to rights fees for sports telecasts, we must also pay to acquire the rights to carry or produce other events or programming, such as movies, concerts or specials.

Production Costs

We incur direct production costs including, but not limited to the salaries of our on-air personalities, producers, directors, technicians, writers and other creative and technical staff, as well as expenses associated with maintaining studios and transmission facilities.

Marketing and Advertising Costs

We incur costs to market our media business and our programs through outdoor and newspaper advertisements, television and radio advertising and online marketing.

Factors Affecting Operating Results

The financial performance of our MSG Media segment is affected by the affiliation arrangements we are able to negotiate with Distributors and also by the advertising rates we can charge advertisers. These factors in turn depend on the popularity and/or on-court and on-ice competitiveness of the professional sports teams carried on MSG Networks and the attractiveness of the programming content generally on MSG Networks and Fuse Networks.

Due largely to our long-term rights agreements and the generally recurring nature of our affiliation arrangements, the MSG Networks have consistently produced operating profits over a number of years. See “Item 1A. Risk Factors — Risks Relating to Our Media Business — The Success of Our Media Business Also Depends on Affiliation Fees, and on the Existence of Agreements with a Limited Number of Distributors for Our Programming” and “— Results of Operations — Comparison of the Year Ended December 31, 2010 versus the Year Ended December 31, 2009 – Consolidated Results of Operations – Adjusted Operating Cash Flow” for a discussion of risks associated with our affiliation agreements and Dish Network’s refusal to carry our programming networks. Advertising revenues are less predictable and can vary based upon a number of factors, including general economic conditions.

Our MSG Media segment’s future performance is also dependent on the U.S. and global economies, the impact of direct competition, and the relative strength of our current and future advertising customers. Continuation of the economic downturn may lead to lower demand for television advertising. We have already experienced some of these effects during this economic downturn and any continuation could adversely affect our future results of operations, cash flows and financial position.

MSG Entertainment

Our MSG Entertainment segment, which, net of inter-segment revenues, represented 26% of our consolidated revenues for the year ended December 31, 2010, is one of the country’s leaders in live entertainment. Our MSG Entertainment segment creates, produces and/or presents a variety of live productions, including the Radio City Christmas Spectacular, featuring the Rockettes, which is the number one live holiday family show in America and was seen by approximately 1.7 million people in 2010. We have also co-produced or presented events by the world-renowned Cirque du Soleil, including Wintuk. We also present or host other live entertainment events in our diverse collection of venues. The scope of our collection of venues enables us to showcase acts that traverse a wide spectrum of genres and popular appeal, such as concerts, including shows by such established talents as Prince, Elton John, Phish, The Allman Brothers Band and Bruce Springsteen, as well as newer talents such as Arcade Fire, Lady Gaga, Justin Bieber, Vampire Weekend and Kings of Leon; family shows, such as Yo Gabba Gabba!, Sesame Street Live and Disney on Ice; special events such as the Tony Awards and the Celebration of the 10th Anniversary of “O” Magazine, and appearances by the Dalai Lama; and theatrical productions, such as Peter Pan and Annie. MSG Entertainment presents its live entertainment events to audiences at our six venues in New York, Chicago and Boston and, with respect to our touring productions, at other arenas and theatrical venues.

Revenue Sources

Our primary sources of revenue in our entertainment business are ticket sales to our live audiences for events that we promote or co-promote and license fees for our venues paid by third-party promoters in connection with events that we do not produce or promote. We also derive smaller amounts of revenue from other sources, including a portion of suite license fees at The Garden, facility and ticketing fees, concessions, sponsorships, merchandising and tours of our venues. The levels of revenue and expense we record in our MSG Entertainment segment for a given event depends to a significant extent on whether we are promoting the event or are licensing our venue to a third-party promoter.

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

The Garden currently has 89 club suites and ten other premium seating products that are licensed annually. As a result of the Transformation of The Garden, these suites and products will be replaced with 20 Event Level suites, 58 Madison Level suites, 18 remodeled 9th Level suites and two new club spaces, one at the Event Level and one at the Madison Level of the arena. Suite licenses at The Garden are generally sold to corporate customers pursuant to multi-year licenses. Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders pay for food and beverage service in their suites at The Garden. Revenues from the sale of suite licenses are shared between our MSG Entertainment and MSG Sports segments.

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

Facility and Ticketing Fees

For all public and ticketed entertainment events held in our venues, we also earn additional revenues on substantially all tickets sold, whether we promote the event or license the venue to a third party. These revenues are earned in the form of certain fees and assessments including the facility fee we charge on each ticket sold, and vary by venue.

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

Venue Signage and Sponsorship

We earn revenues through the sale of signage space at our venues and sponsorship rights in connection with our productions and other live entertainment events. Signage revenues generally involve the sale of advertising space within The Garden during entertainment events and otherwise in our theaters.

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

Performer Payments

Our productions are performed by talented actors, dancers, singers and entertainers. In order to attract and retain this talent, we are required to pay our performers an amount that is commensurate both with their abilities and with demand for their services from other entertainment companies. Our productions, including the Radio City Christmas Spectacular, typically feature ensemble casts (such as the Rockettes), where there is no single “headline” performer. As a result, most of our performers are paid based on a standard “scale,” pursuant to collective bargaining agreements we negotiate with the performers’ unions.

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

Day-of-event Costs

For days on which MSG Entertainment stages its productions, promotes an event or provides one of our venues to a third-party promoter under a license fee arrangement, the event is charged the variable costs associated with such event, including box office personnel, stagehands, ticket takers, ushers, security, and other similar expenses. In situations where we provide our venues to a third-party promoter under a license fee arrangement, day-of-event costs are typically included in the license fees charged to the promoter.

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

Touring Expenses

For productions that we take on the road, we must pay the logistical costs associated with travel and equipment, as well as fees and expenses, including the costs of venue staff, for the use of third-party venues.

Factors Affecting Operating Results

The operating results of our MSG Entertainment segment are largely dependent on the continued success of our Radio City Christmas Spectacular as well as our ability to attract concerts, family shows and other events to our venues. Our MSG Entertainment segment recognized operating losses in 2008, 2009 and 2010, in part we believe, due to the economy.

The success of the Radio City Christmas Spectacular at Radio City Music Hall has allowed us to invest in the development of the arena and theater touring versions of the show. While the New York market has begun to rebound from the economic downturn, other markets around the country have been slower to recover, impacting the touring versions of the Radio City Christmas Spectacular. As a result, we have made the decision to utilize arena tour assets at the Wang Theatre in Boston, as well as in Durham, North Carolina, in 2011. In addition, we plan to present the theater production at the Grand Ole Opry House in Nashville.

Our MSG Entertainment segment’s future performance is dependent on general economic conditions, and the effect of these conditions on our customers. The continuation of the economic downturn may lead to lower demand for suite licenses and tickets to our live productions, concerts, family shows and other events, which would also negatively affect merchandise and concession sales, as well as lower levels of sponsorship and venue signage. These conditions may also affect the level of concerts, family shows and other events that take place in the future. We have already experienced some of these effects during this economic downturn and any continuation could adversely affect our future results of operations, cash flows and financial position.

We are pursuing a strategy of opportunistically acquiring, building or obtaining control of venues in additional major markets. It is likely that any such new venues will not initially contribute to operating income, but will be expected to become operationally profitable over time. In November 2010, we entered into a contract that provides us an option to acquire the L.A. Forum, an iconic arena in Los Angeles, which we are currently considering.

As discussed in more detail below, due to the Transformation, we are generally not booking events at The Garden and The Theater at Madison Square Garden from a period commencing in April and ending in October. See “— Liquidity and Capital Resources” for discussion of the Transformation of The Garden and its potential effects on the operating results of the MSG Entertainment segment.

MSG Sports

Our MSG Sports segment, which, net of inter-segment revenues, represented 26% of our consolidated revenues for the year ended December 31, 2010, owns and operates sports franchises, including the Knicks, a founding member of the NBA, and the Rangers, one of the “original six” franchises of the NHL. MSG Sports also owns and operates the Liberty of the WNBA, one of the league’s founding franchises, and the Connecticut Whale of the AHL, which is the primary player development team for the Rangers, and is competitive in its own right in the AHL. The Knicks and Rangers play their home games at The Garden. While the Liberty have also played regular season home games at The Garden each year, due to the Transformation, the Liberty is expected to play the 2011-13 seasons at the Prudential Center in Newark, New Jersey. Our sports business also features other sports properties, including the presentation of a wide variety of live sporting events including professional boxing, college basketball (The Big East Tournament, Jimmy V Classic, Post-season NIT Finals and, on occasion, Duke University games), track and field (The Millrose Games) and tennis (The BNP Paribas Showdown).

Revenue Sources

We earn revenue in our MSG Sports segment from several primary sources: ticket sales and a portion of suite license fees at The Garden, our share of distributions from NHL and NBA league-wide national and international television contracts and other league-wide revenue sources, in-venue signage and sponsorships, concessions and merchandising. We also earn venue license fees, primarily from the rental of The Garden to third-party promoters holding their sports events at our arena. The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our professional sports teams and general economic conditions. Our MSG Sports segment also earns substantial fees from our MSG Media segment for the right to telecast the games of our professional sports teams. These inter-segment revenues are eliminated in our consolidated financial statements.

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

The Garden currently has 89 club suites and ten other premium seating products that are licensed annually. As a result of the Transformation of The Garden, these suites and products will be replaced with 20 Event Level suites, 58 Madison Level suites, 18 remodeled 9th Level suites and two new club spaces, one at the Event Level and one at the Madison Level of the arena. Suite licenses at The Garden are generally sold to corporate customers pursuant to multi-year licenses. Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders pay for food and beverage service in their suite at The Garden. Revenues from the sale of suite licenses are shared between our MSG Entertainment and MSG Sports segments.

In addition to Knicks and Rangers home games, we also present at our venues other live sporting events, such as boxing matches, tennis, college basketball and track and field meets. When we act as the promoter of such events, we earn revenues from ticket sales and incur expenses associated with the event. When these events are promoted by third-party promoters, we earn revenues from the venue license fee we charge to such promoter for use of our venues. When licensing our venues, the amount recorded as revenue also includes the event’s variable costs such as the costs of front-of-house and back-of-house staffs, including union laborers, box office staff, ushers, security and building services, which we pass along to the promoter. The mix of live sporting events, including whether we are the promoter of an event or license our venues to a third-party promoter, has a significant effect on the level of revenues and event related costs that we report in our MSG Sports segment.

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

Telecast rights for the Knicks and Rangers are held by MSG Networks, pursuant to inter-segment arrangements between our MSG Sports and MSG Media segments. The financial success of our MSG Sports segment is largely dependent on the rights fees we receive from our MSG Media segment in connection with the telecast of our Knicks and Rangers games. These inter-segment fees are eliminated in our consolidated financial statements.

National and international telecast arrangements differ by league. Fees paid by telecasters under these arrangements are pooled by each league and then generally shared equally among all teams.

Venue Signage and Sponsorships

We earn revenues through the sale of signage space at The Garden and sponsorship rights in connection with our sports teams and certain other sporting events. Our strategy is to develop marketing partnerships with world-class brands by creating customized platforms that achieve our partners’ business objectives. Signage sales generally involve the sale of advertising space within The Garden during our teams’ home games and include the sale of signage on the ice and on the boards of the hockey rink during Rangers games, courtside during Knicks and Liberty games, or on the various scoreboards and display panels at The Garden. We offer both television camera-visible and non-camera-visible signage space.

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

Merchandise

We earn revenues from the sale of our sports teams’ merchandise both through the in-venue (and in some cases, on-line) sale of items bearing the logos or other marks of our sports teams and through our share of league distributions of royalty and other revenues from the league’s licensing of team and league trademarks, which revenues are generally shared equally among the teams in the leagues. By agreement among the teams, each of the leagues in which we operate acts as agent for the teams to license their logos and other marks, as well as the marks of the leagues, subject to certain rights retained by the teams to license these marks within their arenas and the geographic areas in which they operate.

Expenses

The most significant expenses in our MSG Sports segment are player and team personnel salaries and charges for transactions relating to players for career-ending and season-ending injuries and waivers and termination costs of players and other team personnel. We also incur costs for travel, player insurance, league operating assessments (including a 6% NBA assessment on regular season ticket sales), NHL revenue sharing and NBA luxury tax and revenue assistance. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses to our MSG Sports segment. However, the operating results of our teams and our MSG Sports segment benefit from the fact that no rent charge is allocated to the teams or to our MSG Sports segment for games or other sporting events that it presents at The Garden. We do not allocate to our segments any of the depreciation and amortization charges of The Garden and The Theater at Madison Square Garden.

Player Salaries and League Assessments

The amount we pay an individual player is determined by negotiation between the player (typically represented by an agent) and us, and is generally influenced by the player’s individual playing statistics, by the amounts paid to players with comparable playing statistics by other sports teams and by restrictions in the collective bargaining agreements (“CBA”), including the salary caps. Each league is party to a CBA with the respective players association that contains restrictions on when players may move between league clubs following expiration of their contracts and what rights their current and former clubs have. Our most significant player expenses generally come from signing unrestricted free agents because players are generally able to negotiate the highest salary when they become unrestricted free agents.

The NBA CBA was last negotiated in 2005 and expires after the 2010-11 season. The NBA CBA contains a “soft” salary cap (i.e., a cap on each team’s aggregate salaries but with certain exceptions that enable teams to pay more, sometimes substantially more than the cap). The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues as compensation (generally between 57% and 58% depending on the level of league-wide revenues and other factors), and the teams retain the remainder. This provision does not apply on a team-by-team basis and accordingly we may pay our players a higher or lower portion of our revenues than other NBA teams.

Throughout each season, NBA teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. The NBA CBA also provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon league-wide revenues (as defined under the CBA) . The luxury tax is generally equal to the amount by which a team’s aggregate player salaries exceed such threshold. The aggregate luxury tax payments collected by the league are distributed in equal one-thirtieth shares to non-taxpaying teams. The NBA also has a revenue assistance program, by which a pool of funds (up to a maximum of $54,500 for the 2010-11 season) is collected from a combination of the undistributed luxury tax discussed above and contributions from teams (a portion of which is based on local team revenues) and is then distributed to lower revenue teams that meet certain operating requirements. We record our combined luxury tax and revenue assistance expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended December 31, 2010, including luxury tax provisions related to team personnel transactions, was approximately $1,037. Whether or not we will be a net NBA luxury tax payer for the 2010-11 season will be dependent on the variables described above.

The NBA also imposes on each team a 6% assessment on regular season ticket revenue and an assessment of between 45% and 55% on playoff ticket revenue, depending on the number of home games played.

The current NHL CBA was last negotiated in 2005 and expires in 2012. The NHL CBA contains a “hard” salary cap (i.e., teams may not exceed a stated maximum that is adjusted each season based upon league-wide revenues). The NHL CBA provides that players collectively receive a designated percentage of league-wide revenues as compensation (between 54% and 57% depending on the level of league-wide revenues), and the teams retain the remainder. This provision does not apply on a team-by-team basis and accordingly we may pay our players a higher or lower portion of our revenues than other NHL teams.

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

The NHL CBA also provides for a revenue sharing plan that generally requires the distribution of a pool of funds approximating 4.5% of league-wide revenues to certain qualifying lower-revenue teams. This pool is funded from a combination of the escrow amounts discussed above, league-wide revenues, payments by teams participating in the playoffs and disproportionate contributions by the top ten revenue earning teams (based on preseason and regular season revenues). The Rangers are consistently among the top ten revenue teams and, accordingly, contribute to this pool on a disproportionate basis. We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended December 31, 2010 was $1,824.

Other Expenses

Our sports teams also pay expenses associated with day-to-day operations, including for travel, equipment maintenance and selling, general and administrative expenses. Direct variable day-of-event costs incurred at The Garden, such as the costs of front-of-house and back-of-house staff, including union laborers, box office staff, ushers, security, and event production are charged to our MSG Sports segment. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses to our MSG Sports segment. However, the operating results of our teams and our MSG Sports segment benefit from the fact that no rent is imposed on the teams or to the segment for use of The Garden. Operating costs of the Company’s training facility in Greenburgh, New York and the operating and maintenance costs of the aircraft that the Company owns are also charged to our MSG Sports segment. The operation of the Connecticut Whale is also a net Ranger player development expense for our MSG Sports segment.

Factors Affecting Operating Results

The operating results of our MSG Sports segment are largely dependent on the continued popularity and/or on-ice or on-court competitiveness of our Knicks and Rangers teams, which has a direct effect on ticket sales for the teams’ home games, which is each team’s largest single source of revenue.

Our MSG Sports segment has incurred operating losses in each of the last three years. These losses primarily reflect the impact of high costs for player salaries (including NBA luxury tax) and salaries of non-player team personnel. In addition, we incurred significant charges in each of those years for career-ending and season-ending injuries of players and for waivers and terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the periods in which they occur, although amounts due are generally paid over the remaining contract terms. For example, the expense for these items was approximately $8,700, $23,800, and $24,900 in 2010, 2009 and 2008, respectively. These expenses add to the volatility of the results of our MSG Sports segment. We expect to continue to pursue opportunities to improve the overall quality of our teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses for our MSG Sports segment although it is not possible to predict their timing or amount.

In addition to our MSG Sports segment’s future performance being dependent upon the continued popularity and/or on-ice or on-court competitiveness of our Knicks and Rangers teams, it is also dependent on general economic conditions, in particular those in the New York metropolitan area and the effect of these conditions on our customers. Continuation of the economic downturn may lead to lower demand for suite licenses and tickets to the games of our sports teams, which would also negatively affect merchandise and concession sales, as well as lower levels of sponsorship and venue signage revenues. These conditions may also affect the number of other live sporting events that this segment is able to present. We have already experienced some of these effects during this economic downturn and any continuation could adversely affect our future results of operations, cash flows and financial position.

See “Item 1A. Risk Factors — General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations” for a discussion of a possible NBA work stoppage and its potential impact on the Company. The terms of any new NBA collective bargaining agreement could have a negative effect on our results of operations.

Corporate Expenses

The Company’s historical results of operations reflected in our consolidated financial statements for the periods prior to the Distribution include allocations for certain corporate functions historically provided by Cablevision. These allocations were based on what the Company and Cablevision considered reasonable reflections of the historical utilization levels of these services required in support of our business. During the year ended December 31, 2010, as an independent, public company, we expanded our financial, administrative and other staff to support these new requirements. In addition, we added staff and systems to replace many of the functions previously provided by Cablevision. As a result, our corporate operating costs as a separate company, including those associated with being a publicly-traded company, were higher subsequent to the Distribution.

Impact of Current Economic Conditions

The future performance of our business segments and our Company as a whole is dependent, to a large extent, on general U.S. and global economic conditions, including capital market conditions, the impact of direct competition, our ability to manage our businesses effectively, to the degree to which audiences and fans attend events hosted at our venues, and our relative strength and leverage in the marketplace, both with suppliers and customers.

Continuation of the weak U.S. and global economies and the global financial crisis may lead to lower attendance at the games of our sports teams and at our live productions, lower demand for suite licenses, as well as fewer sponsorship transactions, event bookings at our venues and television advertising revenues. We have already experienced some of these effects during the latest economic downturn and any continuation could negatively impact our future results of operations, cash flows and financial position.

Change in Fiscal Year

On February 7, 2011, the Board of Directors of Madison Square Garden, Inc. approved a change in the Company’s fiscal year end from December 31 to June 30, effective June 30, 2011. The Company plans to report our financial results for the six month transition period of January 1, 2011 through June 30, 2011 on a Transition Report on Form 10-K/T and to thereafter file annual reports for each twelve month period ended June 30 of each year beginning with the twelve month period ended June 30, 2012. Prior to filing the transition report, the Company will file its Quarterly Report on Form 10-Q for the quarter ending March 31, 2011. We believe the change in fiscal year will better align our financial planning and reporting cycles with the seasonality of our business, particularly our MSG Sports and MSG Entertainment segments.

Results of Operations

Comparison of the Year Ended December 31, 2010 versus the Year Ended December 31, 2009

Consolidated Results of Operations

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

STATEMENT OF OPERATIONS DATA

	Years Ended December 31,				Increase (Decrease) in Net Income
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,157,136	100%	$1,062,417	100%	$94,719
Operating expenses:
Direct operating (excluding depreciation and amortization shown below)	686,442	59%	682,337	64%	(4,105)
Selling, general and administrative	279,263	24%	273,712	26%	(5,551)
Depreciation and amortization	56,907	5%	61,336	6%	4,429

Operating income	134,524	12%	45,032	4%	89,492
Other income (expense):
Interest expense, net	(3,457)	NM	(1,117)	NM	(2,340)
Miscellaneous	3,924	NM	2,000	NM	1,924

Income from operations before income taxes	134,991	12%	45,915	4%	89,076
Income tax expense	(51,611)	-4%	(18,266)	-2%	(33,345)

Net income	$83,380	7%	$27,649	3%	$55,731

NM – Percentage is not meaningful

See “Business Segment Results” within the discussion of each of the comparative financial periods for a more detailed discussion relating to the operating results of our segments. The business segment results reflected on pages 57 to 63 and pages 66 to 72 do not reflect inter-segment eliminations.

Revenues

Revenues for the year ended December 31, 2010 increased $94,719 or 9%, to $1,157,136 as compared to revenues for the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$77,387
Increase in MSG Entertainment segment revenues	17,409
Increase in MSG Sports segment revenues	3,567
Inter-segment eliminations	(3,644)

$94,719

Direct operating expenses (excluding depreciation and amortization) primarily include:

•	compensation expense for the Company’s professional sports teams’ players and certain other team personnel;

•	cost of team personnel transactions for career- and season-ending player injuries, net of anticipated insurance recoveries, and waivers and termination costs of players and other team personnel;

•	payments we make to obtain the contractual rights to carry certain live sporting events on our networks;

•	other programming and production costs of our networks;

•	event costs related to the presentation and production of our entertainment and other live sporting events;

•	venue lease, maintenance and other operating expenses; and

•	the cost of concessions and merchandise sold.

Direct operating expenses (excluding depreciation and amortization) for the year ended December 31, 2010 increased $4,105, or 1%, to $686,442 as compared to the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$7,663
Increase in MSG Entertainment segment expenses	17,527
Decrease in MSG Sports segment expenses	(17,637)
Increase in other expenses	188
Inter-segment eliminations	(3,636)

$4,105

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of administrative costs, including compensation, severance and professional fees, and sales, marketing and non-event related advertising expenses. Selling, general and administrative expenses for the year ended December 31, 2010 increased $5,551, or 2%, to $279,263 as compared to the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$3,400
Increase in MSG Entertainment segment expenses	1,750
Decrease in MSG Sports segment expenses	(8,775)
Increase in other expenses	9,176

$5,551

Increase in other expenses discussed above primarily reflects an increase in certain costs related to being an independent public company, which were not allocated to the Company’s business segments.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2010 decreased $4,429, or 7%, to $56,907 as compared to the prior year. The decline reflects a decline in depreciation and amortization on property and equipment of $2,506 primarily due to a lower depreciable asset base. Additionally, amortization of intangible assets declined by $1,923, primarily due to certain intangible assets becoming fully amortized.

Interest expense, net

Interest expense, net for the year ended December 31, 2010 increased $2,340, or 209%, to $3,457 as compared to the prior year primarily driven by higher interest expense related to fees associated with the Company’s credit facility.

Miscellaneous income

Miscellaneous income for the years ended December 31, 2010 and 2009 reflects a dividend of $2,000 received from an investment accounted for under the cost method during each of the years ended December 31, 2010 and 2009. For the year ended December 31, 2010, miscellaneous income also reflects a gain from insurance proceeds of $1,147, which relates to certain fully amortized theater show assets that were destroyed in a flood at a storage facility.

Income taxes

Income tax expense for the year ended December 31, 2010 of $51,611 differs from the income tax expense derived from applying the federal statutory tax rate to pretax income due principally to state income taxes, as well as a tax benefit of $1,403 resulting from nontaxable disability insurance recoveries net of nondeductible disability insurance premiums expense, a tax benefit of $2,148 from the domestic production activities deduction, and a tax benefit of $3,862 resulting from a change in the tax rate used to measure deferred taxes, partially offset by a tax expense of $806 relating to nondeductible expenses. The effective tax rate was 38% for the year ended December 31, 2010.

Income tax expense for the year ended December 31, 2009 of $18,266 differs from the income tax expense derived from applying the federal statutory tax rate to pretax income due principally to state income taxes, tax benefit of $191 resulting from nontaxable disability insurance recoveries offset by tax expense of $1,323 relating to nondeductible expenses, and a tax benefit of $1,845 resulting from a change in tax rate used to measure deferred taxes. The effective tax rate was 40% for the year ended December 31, 2009.

For all periods prior to the Distribution, deferred tax assets and liabilities have been measured using the estimated applicable corporate tax rates historically used by Cablevision. Due to the Company’s significant presence in the City of New York, the estimated applicable corporate tax rate used to measure deferred taxes is higher for the Company as a stand-alone entity. As such, as of the Distribution date, an increase in the deferred tax liability of $31,353 to reflect use of the higher stand-alone estimated applicable corporate tax rate was recorded as an adjustment to paid-in capital. In addition, as of the Distribution date, the deferred tax asset for share-based awards was reduced by $4,092 through an adjustment to paid-in capital to eliminate the portion of the deferred tax asset relating to the share-based compensation expense attributable to Cablevision employees that was allocated to the Company prior to the Distribution. For all periods prior to the Distribution, allocable current income tax liabilities calculated on a stand-alone basis that the Company did not pay directly have been reflected as deemed capital contributions to the Company from Cablevision. Such contributions amounted to $6,780 and $84 for the years ended December 31, 2010 and 2009, respectively.

Adjusted operating cash flow

The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring charges or credits, which is referred to as adjusted operating cash flow (“AOCF”), a non-GAAP measure. The Company has presented the components that reconcile AOCF to operating income, an accepted GAAP measure. The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,		Increase (Decrease) in AOCF
	2010	2009
Operating income	$134,524	$45,032	$89,492
Share-based compensation	11,333	14,262	(2,929)
Depreciation and amortization	56,907	61,336	(4,429)

AOCF	$202,764	$120,630	$82,134

AOCF for the year ended December 31, 2010 increased $82,134, or 68%, to $202,764 as compared to the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$63,909
Decrease in AOCF of the MSG Entertainment segment	(3,726)
Increase in AOCF of the MSG Sports segment	29,668
Other net decreases	(7,717)

$82,134

Effective July 1, 2010 DISH Network’s (“DISH”) license to carry Fuse expired and Fuse has not been carried by DISH since that date. Effective October 1, 2010, DISH’s license to carry MSG network and MSG Plus expired and these networks have not been carried by DISH since that date. The financial impact of the two events will depend on many factors including if, when and on what terms DISH and the Company reach new carriage agreements to restore DISH’s carriage of any or all of the networks. If new carriage agreements are not reached, the impact on the Company’s and MSG Media segment’s revenues will not be material but may be material to the Company’s and MSG Media segment’s operating income and AOCF.

On September 16, 2010, DISH filed a complaint with the FCC under the FCC’s program access rules. The complaint alleges, among other things, that the terms and conditions the Company offered DISH for carriage of our networks were discriminatory and unfair. The Company is vigorously defending against the claims made by DISH and believes that such claims are without merit.

Business Segment Results

MSG Media

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Media segment.

	Years Ended December 31,				Increase (Decrease) in Operating Income
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$551,526	100%	$474,139	100%	$77,387
Direct operating expenses (excluding depreciation and amortization)	225,128	41%	217,465	46%	(7,663)
Selling, general and administrative expenses	98,563	18%	95,163	20%	(3,400)
Depreciation and amortization	18,463	3%	19,723	4%	1,260

Operating income	$209,372	38%	$141,788	30%	$67,584

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,		Increase (Decrease) in AOCF
	2010	2009
Operating income	$209,372	$141,788	$67,584
Share-based compensation	3,432	5,847	(2,415)
Depreciation and amortization	18,463	19,723	(1,260)

AOCF	$231,267	$167,358	$63,909

Revenues

Revenues for the year ended December 31, 2010 increased $77,387, or 16%, to $551,526 as compared to revenues for the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue, primarily at MSG Networks	$69,749
Increase in advertising revenue	8,496
Other net decreases	(858)

$77,387

The increase in affiliation fee revenue discussed above was primarily attributable to increases in contractual affiliation rates. The increase in advertising revenue discussed above is primarily driven by higher sales generated from the telecast of professional sports programming and higher ratings at Fuse.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the year ended December 31, 2010 increased $7,663, or 4%, to $225,128 as compared to the prior year. The net increase is attributable to the following:

Increase in rights fees, primarily those included in revenues by the MSG Sports segment from the licensing of team programming to MSG Media	$4,636
Increase in other programming expenses driven by costs associated with new programming	3,027

$7,663

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2010 increased $3,400, or 4%, to $98,563 as compared to the prior year. The net increase is attributable to the following:

Increase in marketing costs primarily associated with new programming on Fuse and MSG Networks, as well as increased affiliate marketing efforts	$3,985
Increase in employee compensation and related benefits, excluding share-based compensation	1,316
Decrease in share-based compensation	(2,415)
Other net increases	514

$3,400

The decrease in share-based compensation is primarily due to the elimination of the allocation of share-based compensation expense for Cablevision employees effective January 1, 2010.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2010 decreased $1,260, or 6%, to $18,463 as compared to the prior year primarily driven by lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized.

AOCF

AOCF increased $63,909, or 38%, to $231,267 for the year ended December 31, 2010 as compared to the prior year. The increase, as discussed above, was due primarily to an increase in affiliation fee revenue partially offset by higher direct operating and selling, general and administrative expenses, as discussed above.

See “Comparison of the Year Ended December 31, 2010 versus the Year Ended December 31, 2009 – Consolidated Results of Operations” regarding carriage of Fuse, MSG network, and MSG Plus by DISH.

MSG Entertainment

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Entertainment segment.

	Years Ended December 31,				(Increase) Decrease in Operating Loss
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$303,952	100%	$286,543	100%	$17,409
Direct and operating expenses (excluding depreciation and amortization)	267,595	88%	250,068	87%	(17,527)
Selling, general and administrative expenses	65,451	22%	63,701	22%	(1,750)
Depreciation and amortization	9,478	3%	10,346	4%	868

Operating loss	$(38,572)	-13%	$(37,572)	-13%	$(1,000)

The following is a reconciliation of operating loss to AOCF:

	Years Ended December 31,		Decrease in AOCF
	2010	2009
Operating loss	$(38,572)	$(37,572)	$(1,000)
Share-based compensation	3,562	5,420	(1,858)
Depreciation and amortization	9,478	10,346	(868)

AOCF	$(25,532)	$(21,806)	$(3,726)

Revenues

Revenues for the year ended December 31, 2010 increased $17,409, or 6%, to $303,952 as compared to revenues for the prior year. The net increase is attributable to the following:

Increase in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, primarily due to the increase in the number of events	$13,731
Increase in event-related revenues at The Garden and The Theater at Madison Square Garden, excluding Wintuk	6,149
Decrease in revenues from the presentation of Wintuk due to decrease in the number of performances	(1,751)
Decrease in event-related revenues at the Beacon Theatre, excluding $2,759 increase in revenues from Banana Shpeel	(10,473)
Increase in revenues from the presentation of Radio City Christmas Spectacular	2,876
Increase in revenues from the presentation of other live entertainment events	3,834
Other net increases primarily due to higher non-event related sponsorship and signage revenues	3,043

$17,409

The increase in event-related revenues at The Garden and The Theater at Madison Square Garden for the year ended December 31, 2010 reflects an increase in the number of and the change in the mix of events at The Garden which more than offsets a decrease in the number of events at The Theater at Madison Square Garden. The Theater at Madison Square Garden was closed for the summer of 2010 as part of the overall transformation of The Garden.

The decline in revenues at the Beacon Theatre, excluding revenues from Banana Shpeel, reflects a lower number of events held at the venue. During the first and second quarters of 2010 the Company utilized the theater to rehearse and present Banana Shpeel. Additionally, the show was scheduled to run at the Beacon Theatre through the end of August but closed early, in June, with insufficient lead time to make the venue available for other events during July and August.

The increase in revenue from the presentation of Radio City Christmas Spectacular reflects higher revenues at the show’s presentation at Radio City Music Hall due primarily to the increase in the number of performances. This increase was offset in part by decline in revenues from the show’s theater and arena touring productions. While the New York market has begun to rebound from the economic downturn, other markets around the country have been slower to recover, impacting the touring versions of the Radio City Christmas Spectacular. As a result, we have made the decision to utilize arena tour assets at the Wang Theatre in Boston, as well as in Durham, North Carolina, in 2011. In addition, we plan to present the theater production at the Grand Ole Opry House in Nashville.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the year ended December 31, 2010 increased $17,527, or 7%, to $267,595 as compared to the prior year. The net increase is attributable to the following:

Increase in direct operating expenses due to the presentation of Banana Shpeel, including an impairment charge of $9,945 recorded in 2010	$12,743
Increase in event-related expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular, primarily due to the increase in the number of events	7,073
Increase in direct operating expenses related to the presentation of Radio City Christmas Spectacular	6,356
Decrease in direct operating expenses associated with the presentation of Wintuk	(2,882)
Decrease in event-related expenses at the Beacon Theatre, excluding costs associated with Banana Shpeel, as reported above	(6,005)
Other net increases	242

$17,527

The Company recorded a pre-tax impairment charge in 2010 for the unamortized deferred costs related to Banana Shpeel remaining on the Company’s balance sheet at the end of the show’s run at the Beacon Theatre. Performances of the show were discontinued after playing in Toronto in early October of 2010.

The increase in expenses associated with the presentation of the Radio City Christmas Spectacular primarily represents increased costs associated with the additional performances at Radio City Music Hall and increased costs related to the theater touring version of the show. These increases were partly offset by lower costs associated with the arena touring version of the show.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2010 increased $1,750, or 3%, to $65,451 primarily due to the $2,790 increase in employee compensation and related benefits, excluding share-based compensation. This increase was partially offset by a $1,858 decrease in share-based compensation, primarily due to the elimination of the allocation of share-based compensation expense for Cablevision employees effective January 1, 2010.

AOCF

AOCF decreased $3,726, or 17%, to a negative AOCF of $25,532 for the year ended December 31, 2010 as compared to the prior year primarily due to the impairment charge associated with the presentation of Banana Shpeel and higher other direct operating expenses, partially offset by the increase in revenues, as discussed above.

MSG Sports

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Sports segment.

	Years Ended December 31,				Decrease in Operating Loss
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$372,174	100%	$368,607	100%	$3,567
Direct operating expenses (excluding depreciation and amortization)	263,580	71%	281,217	76%	17,637
Selling, general and administrative expenses	99,569	27%	108,344	29%	8,775
Depreciation and amortization	10,809	3%	10,956	3%	147

Operating loss	$(1,784)	NM	$(31,910)	-9%	$30,126

NM – Percentage is not meaningful

The following is a reconciliation of operating loss to AOCF:

	Years Ended December 31,		Increase (Decrease) in AOCF
	2010	2009
Operating loss	$(1,784)	$(31,910)	$30,126
Share-based compensation	2,684	2,995	(311)
Depreciation and amortization	10,809	10,956	(147)

AOCF	$11,709	$(17,959)	$29,668

Revenues

Revenues for the year ended December 31, 2010 increased $3,567, or 1%, to $372,174 as compared to revenues for the prior year. The net increase is attributable to the following:

Increase in sponsorship and signage revenues	$3,675
Increase in broadcast rights fees from MSG Media	3,634
Increase in sports team pre/regular season ticket related revenue	3,605
Increase in revenues from NHL and NBA distributions	2,916
Decrease in revenues from other live sporting events	(4,002)
Decrease in sports team playoff related revenues	(6,954)
Other net increases	693

$3,567

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the year ended December 31, 2010 decreased $17,637, or 6%, to $263,580 as compared to the prior year. The net decrease is attributable to the following:

Decrease in team personnel compensation, inclusive of the favorable impact of higher insurance recoveries of $3,161 related to non season-ending player injuries	$(12,124)
Decrease in sports team playoff related expenses, including playoff related NHL revenue sharing	(4,540)
Decrease in expenses associated with other live sporting events	(2,789)
Decrease due to lower net provision for NBA luxury tax (excluding the impact of certain team personnel transactions described below) of $(3,290), partly offset by higher net provision for NHL revenue sharing (excluding playoffs) of $677	(2,613)
Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	623
Increase in other team operating expenses	1,407
Other net increases	2,399

$(17,637)

Net provisions for certain team personnel transactions (including the impact of NBA luxury tax), NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs) were as follows:

	Years Ended December 31,		Increase (Decrease)
	2010	2009
Net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs)	$875	$3,488	$(2,613)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	8,663	8,040	623

The change in the net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions) for the year ended December 31, 2010 as compared to the prior year reflects a lower net provision for NBA luxury tax primarily due to a decrease in the gross luxury tax associated with the active rosters partly offset by lower estimated player escrow recoveries.

The change in the net provisions for NHL revenue sharing (excluding playoffs) for the year ended December 31, 2010 as compared to prior year reflects a higher net provision for NHL revenue sharing expense, based primarily on estimates of the Rangers’ and league-wide revenues at the end of the season.

Team personnel transactions for the year ended December 31, 2010 reflect provisions recorded for player waivers of $4,988 and season-ending player injuries of $3,675 which is net of insurance recoveries of $820. Team personnel transactions for the year ended December 31, 2009 primarily reflect provisions recorded for player waivers and the costs associated with a player trade of $5,169 and $3,286, respectively. The cost of these transactions are recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2010 decreased $8,775, or 8%, to $99,569 as compared to the prior year. The net decrease is attributable to the following:

Decrease in severance-related costs, primarily attributable to a separation agreement with a team executive entered into in 2009	$(15,951)
Increase in employee compensation and related benefits	4,704
Other net increases	2,472

$(8,775)

AOCF

AOCF increased $29,668, or 165%, to $11,709 for the year ended December 31, 2010 as compared to the prior year. The increase was due primarily to lower direct operating and selling, general and administrative expenses, including the absence of costs attributable to a separation agreement with a team executive entered into in 2009.

Comparison of the Year Ended December 31, 2009 versus the Year Ended December 31, 2008

Consolidated Results of Operations

	Years Ended December 31,				Increase (Decrease) in Net Income
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,062,417	100%	$1,042,958	100%	$19,459
Operating expenses:
Direct operating (excluding depreciation and amortization shown below)	682,337	64%	724,904	70%	42,567
Selling, general and administrative	273,712	26%	270,065	26%	(3,647)
Depreciation and amortization	61,336	6%	66,231	6%	4,895

Operating income (loss)	45,032	4%	(18,242)	-2%	63,274
Other income (expense):
Interest income (expense), net	(1,117)	NM	1,919	NM	(3,036)
Miscellaneous	2,000	NM	—	NM	2,000

Income (loss) from operations before income taxes	45,915	4%	(16,323)	-2%	62,238
Income tax benefit (expense)	(18,266)	-2%	11,387	1%	(29,653)

Net income (loss)	$27,649	3%	$(4,936)	NM	$32,585

NM – Percentage is not meaningful

Revenues

Revenues for the year ended December 31, 2009 increased $19,459, or 2%, to $1,062,417 as compared to revenues for the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$44,135
Decrease in MSG Entertainment segment revenues	(21,273)
Decrease in MSG Sports segment revenues	(726)
Inter-segment eliminations	(2,677)

$19,459

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the year ended December 31, 2009 decreased $42,567, or 6%, to $682,337 as compared to the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(10,281)
Increase in MSG Entertainment segment expenses	6,135
Decrease in MSG Sports segment expenses	(35,506)
Decrease in other expenses	(247)
Inter-segment eliminations	(2,668)

$(42,567)

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2009 increased $3,647, or 1%, to $273,712 as compared to the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$820
Increase in MSG Entertainment segment expenses	6,762
Increase in MSG Sports segment expenses	20,013
Decrease in litigation expense not allocated to segments	(24,699)
Increase in other expenses	760
Inter-segment eliminations	(9)

$3,647

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2009 decreased $4,895, or 7%, to $61,336 as compared to 2008. The decrease reflects lower amortization of intangible assets primarily due to certain intangible assets becoming fully amortized.

Interest income (expense), net

Interest income (expense), net for the year ended December 31, 2009 decreased $3,036, or 158%, to an expense of $1,117 as compared to the prior year. The net decrease reflects lower interest income of $2,434 and was primarily attributable to lower levels of invested cash, reflecting in part our use of cash to make a non-interest bearing advance in the amount of $60,000 to a subsidiary of Cablevision in 2008, and due to lower interest rates. As of December 31, 2009, the total amount of advances outstanding to a subsidiary of Cablevision was $190,000.

Income taxes

Income tax expense for the year ended December 31, 2009 of $18,266 differs from the income tax expense derived from applying the federal statutory tax rate to pretax income due principally to state income taxes, tax benefit of $191 resulting from nontaxable disability insurance recoveries offset by tax expense of $1,323 relating to nondeductible expenses, and a tax benefit of $1,845 resulting from a change in tax rate used to measure deferred taxes.

Income tax benefit for the year ended December 31, 2008 of $11,387 differs from the income tax benefit derived from applying the federal statutory tax rate to the pretax loss due principally to state income taxes, tax benefit of $1,555 resulting from nontaxable disability insurance recoveries offset by tax expense of $2,464 relating to nondeductible expenses, and a tax benefit of $5,769 resulting from a change in tax rate used to measure deferred taxes.

AOCF

The following is a reconciliation of operating income (loss) to AOCF:

	Years Ended December 31,		Increase (Decrease) in AOCF
	2009	2008
Operating income (loss)	$45,032	$(18,242)	$63,274
Share-based compensation	14,262	12,732	1,530
Depreciation and amortization	61,336	66,231	(4,895)

AOCF	$120,630	$60,721	$59,909

AOCF for the year ended December 31, 2009 increased $59,909, or 99%, to $120,630 as compared to the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$55,241
Decrease in AOCF of the MSG Entertainment segment	(32,442)
Increase in AOCF of the MSG Sports segment	12,924
Increase in AOCF due to lower litigation expense not allocated to segments	24,699
Other net decreases	(513)

$59,909

Business Segment Results

MSG Media

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Media segment.

	Years Ended December 31,				Increase (Decrease) in Operating Income
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$474,139	100%	$430,004	100%	$44,135
Direct operating expenses (excluding depreciation and amortization)	217,465	46%	227,746	53%	10,281
Selling, general and administrative expenses	95,163	20%	94,343	22%	(820)
Depreciation and amortization	19,723	4%	22,451	5%	2,728

Operating income	$141,788	30%	$85,464	20%	$56,324

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,		Increase (Decrease) in AOCF
	2009	2008
	Amount	Amount
Operating income	$141,788	$85,464	$56,324
Share-based compensation	5,847	4,202	1,645
Depreciation and amortization	19,723	22,451	(2,728)

AOCF	$167,358	$112,117	$55,241

Revenues

Revenues for the year ended December 31, 2009 increased $44,135, or 10%, to $474,139 as compared to revenues for the prior year. The net increase is attributable to the following:

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

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the year ended December 31, 2009 decreased $10,281, or 5%, to $217,465, as compared to the prior year. The net decrease is attributable to the following:

Increase in rights fees	$3,188
Decrease due to lower levels of other production costs, primarily at Fuse	(13,469)

$(10,281)

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2009 increased $820, or 1%, to 95,163, as compared to the prior year. The net increase is attributable to the following:

Increase due to higher employee salaries and related benefits	$11,370
Decrease due to lower marketing costs, primarily at Fuse	(9,363)
Other net decreases	(1,187)

$820

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2009 decreased $2,728, or 12%, to $19,723, as compared to the prior year resulting primarily from lower amortization of intangible assets of $3,591 for the year ended December 31, 2009 compared to 2008 primarily due to certain intangible assets becoming fully amortized.

AOCF

AOCF increased $55,241, or 49%, to $167,358 for the year ended December 31, 2009 as compared to the prior year. The increase, as discussed above, was due primarily to an increase in affiliation fee revenue and a net decrease in operating costs.

MSG Entertainment

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Entertainment segment.

	Years Ended December 31,
	2009		2008		Increase in Operating Loss
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$286,543	100%	$307,816	100%	$(21,273)
Direct operating expenses (excluding depreciation and amortization)	250,068	87%	243,933	79%	(6,135)
Selling, general and administrative expenses	63,701	22%	56,939	18%	(6,762)
Depreciation and amortization	10,346	4%	9,407	3%	(939)

Operating loss	$(37,572)	-13%	$(2,463)	-1%	$(35,109)

The following is a reconciliation of operating loss to AOCF:

			Increase (Decrease) in AOCF
	Years Ended December 31,
	2009	2008
Operating loss	$(37,572)	$(2,463)	$(35,109)
Share-based compensation	5,420	3,692	1,728
Depreciation and amortization	10,346	9,407	939

AOCF	$(21,806)	$10,636	$(32,442)

Revenues

Revenues for the year ended December 31, 2009 decreased $21,273, or 7%, to $286,543 as compared to revenues for the prior year. The net decrease is attributable to the following:

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

$(21,273)

For the year ended December 31, 2009, revenues at The Garden decreased as compared to the prior year primarily due to a decline in the number of events booked at The Garden due to fewer artists touring in 2009 than in 2008, primarily we believe reflecting the economic environment.

Net lower revenues from the presentation of the Radio City Christmas Spectacular primarily reflect lower attendance at the show’s presentation at Radio City Music Hall, primarily we believe reflecting the economic environment. This decline was offset in part by an increase in revenues from the show’s theater touring productions.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the year ended December 31, 2009 increased $6,135, or 3%, to $250,068 as compared to the prior year. The net increase is attributable to the following:

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

$6,135

The net increase in expenses from the presentation of the Radio City Christmas Spectacular is primarily due to an increase in costs related to the show’s arena touring production partly offset by decreases in expenses related to the presentation at Radio City Music Hall.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2009 increased $6,762, or 12% as compared to the prior year. The net increase is attributable to the following:

Increase in employee salaries and related benefits	$7,719
Other net decreases	(957)

$6,762

AOCF

AOCF decreased $32,442, or 305%, to a negative AOCF of $21,806, for the year ended December 31, 2009 as compared to the prior year. The decrease, as discussed above, was due primarily to lower revenues from live entertainment events and a net increase in operating costs.

MSG Sports

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Sports segment.

	Years Ended December 31,				(Increase) Decrease in Operating Loss
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$368,607	100%	$369,333	100%	$(726)
Direct operating expenses (excluding depreciation and amortization)	281,217	76%	316,723	86%	35,506
Selling, general and administrative expenses	108,344	29%	88,331	24%	(20,013)
Depreciation and amortization	10,956	3%	10,706	3%	(250)

Operating loss	$(31,910)	-9%	$(46,427)	-13%	$14,517

The following is a reconciliation of operating loss to AOCF:

			Increase (Decrease) in AOCF
	Years Ended December 31,
	2009	2008
Operating loss	$(31,910)	$(46,427)	$14,517
Share-based compensation	2,995	4,838	(1,843)
Depreciation and amortization	10,956	10,706	250

AOCF	$(17,959)	$(30,883)	$12,924

Revenues

Revenues for the year ended December 31, 2009 decreased $726, or less than 1%, to $368,607, as compared to revenues for the prior year. The net decrease is attributable to the following:

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

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the year ended December 31, 2009 decreased $35,506, or 11%, to $281,217 as compared to the prior year. The net decrease is attributable to the following:

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

$(35,506)

Net provisions for certain team personnel transactions (including the impact of NBA luxury tax), NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs) were as follows:

	Years Ended December 31,
	2009	2008	Decreases
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$8,040	$24,927	$(16,887)
Net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs)	3,488	14,948	(11,460)

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

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2009 increased $20,013, or 23%, to $108,344, as compared to the prior year. The net increase is attributable to the following:

Increase in severance-related costs, primarily attributable to a separation agreement with a team executive entered into in 2009	$14,779
Increase in employee salaries and related benefits	4,345
Other net increases	889

$20,013

AOCF

AOCF increased $12,924, or 42%, to a negative AOCF of $17,959, for the year ended December 31, 2009 as compared to 2008. The increase was due primarily to lower operating expenses partly offset by the higher severance costs discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $375,000 five-year credit agreement with a syndicate of lenders, that we refer to as the “Credit Agreement,” providing for a senior secured revolving credit facility that we refer to as the “Revolving Credit Facility” (see “Financing Agreements” below.) Our principal uses of cash include capital spending, working capital-related items and investments that we may fund from time to time. The decision of the Company as to the use of its available liquidity will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.

As discussed in “Item 1. Business — Our Venues — The Madison Square Garden Arena Transformation,” we are pursuing a major renovation of The Garden, which we refer to as the Transformation. In order to most efficiently and effectively complete the Transformation, it will remain a year-round project. Our goal is to minimize disruption to current operations and, to achieve this, we plan for The Garden to remain open for the Knicks’ and Rangers’ regular seasons and playoffs. We plan to close The Garden and The Theater at Madison Square Garden after the conclusion of the Knicks’ and Rangers’ seasons, including the playoffs in each of the 2011, 2012 and 2013 calendar years. The outcome of the Knicks’ and Rangers’ seasons will determine when the venues will close. Given that we cannot know in advance when those seasons will end, we are generally not booking live entertainment or other sporting events from a period commencing in April and ending in October. We are also currently not planning to host pre-season Rangers’ games in 2011 at The Garden. While we seek to minimize disruptions during the Transformation, including scheduling events at other venues or to other times of the year when The Garden or The Theater at Madison Square Garden will be open, we do not expect to be able to reschedule all events that would otherwise have occurred during the shutdowns. Consequently, we expect to lose revenues as a result of this schedule.

We expect the renovated lower bowl of The Garden to be open for the 2011-12 NBA and NHL regular seasons and the renovated upper bowl to be open for the 2012-13 NBA and NHL regular seasons. In each case, construction on areas such as concourses and certain restrooms, concessions and suites will continue during the seasons and a portion of the upper bowl seating (less than 1,100 seats) will be unavailable during part of the 2011-2012 NBA and NHL seasons.

As we prepare to transform the lower bowl of The Garden, with the help of our project manager, construction manager and architect, we continue to refine our near-term construction phasing. For example, we have accelerated portions of the construction work, previously planned for this upcoming off-season, earlier into calendar 2011 while the building is still in use for events. While this initiative increases overall project costs, we believe it is advisable to accelerate work where we can do so, given the complexity of the project and the benefits of reducing some scheduling pressure on our off-season months. We have been able to accomplish this effort while minimizing disruption to our customers. In addition to shifting forward portions of the construction work, we are about to enter into our first off-season shutdown, after which we will gain important experience and knowledge related to the project. While we have previously provided a range of projected construction costs for the Transformation project, we believe it would be imprudent and premature to provide an estimate at this time. Rather, for planning and liquidity purposes, and to be prudent and cautious, we are factoring in a reserve, which may or may not be entirely necessary, that is 15% above the high-end of the previously provided cost range of $850,000.

The Transformation project remains within our overall expectations. Our schedule for opening the lower and upper bowls, as well as the other elements in the transformed arena, has not changed. Construction costs for the Transformation project incurred through December 31, 2010 were approximately $171,000 of which approximately $113,000 was incurred in 2010. We continue to believe that we will have sufficient liquidity to fund the Transformation project from cash on hand, cash flows from operations and, if necessary, our Revolving Credit Facility.

As with any major renovation project, the Transformation is subject to potential unexpected delays, costs or other problems. Depending upon the severity and timing, such events could materially and negatively affect our business, results of operations and cash flows.

We have assessed the implications of the recent volatility in the capital and credit markets on our ability to meet our net funding and investing requirements over the next twelve months and we believe that the combination of cash and cash equivalents on hand, cash generated from operating activities and borrowing availability under our Revolving Credit Facility should provide us with sufficient liquidity. However, continuing market disruptions could cause broader economic downturns, which may lead to lower demand for our offerings, such as lower levels of attendance or advertising levels. These economic events could adversely impact our results of operations and our cash flows and might require that we seek alternative sources of funding.

Financing Agreements

Revolving Credit Facility

On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into the Credit Agreement. The proceeds of borrowings under the facility are available for working capital and capital expenditures, including but not limited to the Transformation, and for general corporate purposes. The Credit Agreement and related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of December 31, 2010, there was $6,900 in letters of credit issued under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of December 31, 2010 was $368,100.

Borrowings under the Revolving Credit Facility bear interest at a floating rate which at the option of MSG L.P. may be either 2.5% over a U.S. Federal or U.S. Prime Rate, or 3.5% over an adjusted LIBOR rate. Accordingly, we will be subject to interest rate risk with respect to any borrowings we may make under that facility. In appropriate circumstances, we may seek to reduce this exposure through the use of interest rate swaps or similar instruments. Upon a payment default in respect of principal, interest or other amounts due and payable under the Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum.

The Revolving Credit Facility requires MSG L.P. to pay a commitment fee of 0.75% in respect of the average daily unused commitments thereunder. MSG L.P. is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Revolving Credit Facility.

The Credit Agreement requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for Madison Square Garden, Inc. As of December 31, 2010, the Company was in compliance with the financial covenants in the Credit Agreement.

Guarantees and Security

All obligations under the Credit Agreement are guaranteed by MSG L.P.’s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries in accordance with the facility (the “Guarantors”). All obligations under the Credit Agreement, including the guarantees of those obligations, are secured by certain of the assets of MSG L.P. and each Guarantor, (collectively, “Collateral”) including, but not limited to, a pledge of the equity interests held directly or indirectly by MSG L.P. in each Guarantor. The Collateral, however, does not include, among other things, our sports franchises or other assets of any of MSG L.P.’s teams, including of the Knicks and Rangers, or any interests in real property of MSG L.P. or the Guarantors, including the Madison Square Garden Complex, the leasehold interest in Radio City Music Hall and MSG L.P.’s real property interest in other venues.

Prepayments

Subject to customary notice and minimum amount conditions, MSG L.P. may voluntarily prepay outstanding loans under the Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurodollar loans).

With certain exceptions, MSG L.P. is required to make mandatory prepayments on loans outstanding, in certain circumstances, including without limitation from the net cash proceeds of certain sales of assets (including Collateral) or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), and the incurrence of certain indebtedness.

Certain Covenants and Events of Default

In addition to the financial covenants previously discussed, the Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Credit Agreement contains certain restrictions on the ability of MSG L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Credit Agreement, including the following: (i) incur additional indebtedness; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock; (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend specified material agreements; (ix) merge or consolidate; (x) make dispositions; and (xi) enter into agreements that restrict the granting of liens. In addition, under the Credit Agreement, Madison Square Garden, Inc. must generally remain a passive holding company.

Advances to Cablevision

On March 23, 2010, a subsidiary of Cablevision repaid to the Company the entire principal balance of a $190,000 non-amortizing promissory note due June 30, 2010 along with $914 interest accrued at the rate of 3.25% per annum and without prepayment penalty. The promissory note was executed on January 28, 2010 to replace the non-interest bearing advance owed to the Company by the same subsidiary of Cablevision that was outstanding as of December 31, 2009.

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

Cash Flow Discussion

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2010 increased by $93,401 to $195,282 as compared to the prior year. This increase was driven by a $68,455 increase in net income and other non-cash items and an increase of $24,946 resulting from changes in assets and liabilities. The increase in changes in assets and liabilities was primarily due to an increase in accrued and other liabilities for the year ended December 31, 2010 of $612 as compared to a decrease of $27,107 in the prior year as well as a decrease in prepaid expenses and other assets for the year ended December 31, 2010 of $13,277 as compared to an increase of $1,006 in the prior year; these items were partially offset by an increase in the net receivable due from Cablevision for the year ended December 31, 2010 of $15,062 as compared to a decrease of $270 in the prior year.

Net cash provided by operating activities for the year ended December 31, 2009 increased by $32,435 to $101,881 as compared to the prior year. The most significant change in comparing the 2009 operating cash flows to 2008 was a $32,496 increase in income before depreciation and amortization and other non-cash items.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 increased by $72,137 to $131,424 as compared to the prior year primarily driven by a $73,544 increase in capital expenditures. The higher level of capital expenditures mainly reflect increased spending related to the Transformation, and to a lesser extent, new office space and HD production facilities for the MSG Media segment.

Net cash used in investing activities for the year ended December 31, 2009 decreased by $33,537 to $59,287 as compared to the prior year primarily driven by a $37,632 investment made in Front Line Management Group, Inc. during the year ended December 31, 2008.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 increased by $184,528 to $180,924 as compared to the prior year. This increase was primarily driven by the 2010 receipt of the principal balance of a $190,000 promissory note due from a subsidiary of Cablevision. This increase was partially offset by a $5,840 increase in deferred financing costs associated with the Revolving Credit Facility.

Net cash used in financing activities for the year ended December 31, 2009 decreased by $57,673 to $3,604 as compared to the prior year. This decline was primarily driven by an advance of $60,000 made to a subsidiary of Cablevision in 2008.

Contractual Obligations and Off Balance Sheet Arrangements

Future cash payments required under unconditional purchase obligations pursuant to material contracts entered into by the Company in the normal course of business and outstanding letters of credit as of December 31, 2010 are summarized in the following table.

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements:
Contractual obligations (a)	$1,305,380	$181,495	$253,031	$168,140	$702,714
Operating lease obligations (b)	405,916	38,892	80,114	76,775	210,135
Letters of credit (c)	6,900	6,900	—	—	—

	1,718,196	227,287	333,145	244,915	912,849

Contractual obligations reflected on the balance sheet:
Capital lease obligations (d)	6,986	1,822	1,244	1,244	2,676
Contractual obligations (e)	50,877	19,486	4,492	7,836	19,063

	57,863	21,308	5,736	9,080	21,739

Total	$1,776,059	$248,595	$338,881	$253,995	$934,588

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

(c)	Consists primarily of letters of credit obtained by the Company under the Revolving Credit Facility as collateral for certain insurance policies and for a lease agreement.

(d)	Reflects the face amount of capital lease obligations, including related interest.

(e)	Consists principally of amounts earned under employment agreements that the Company has with certain of its professional sports teams’ personnel in the MSG Sports segment.

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the NBA for luxury tax payments or revenue assistance, or the NHL for revenue sharing.

Seasonality of Our Business

The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the first and fourth quarter of each calendar year. The dependence of the MSG Entertainment segment on revenues from its Christmas shows generally means it earns a disproportionate share of its revenues and operating income in the fourth quarter of the calendar year.

Recently Adopted Accounting Pronouncements and Critical Accounting Policies

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions. ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determines its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling price method affects the timing or amount of revenue recognition.

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

The Company allocates revenue to all deliverables in an arrangement based on their relative selling price. The new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to the deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of selling price (“BESP”). VSOE is generally limited to the price that a vendor charges when it sells the same or similar products or services on a standalone basis. TPE is determined based on the prices charged by competitors of the Company for a similar deliverable when sold separately. When the Company is unable to establish VSOE and TPE for deliverables, the Company determines the estimated selling price using BESP.

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

The Company retrospectively adopted ASU No. 2009-13 effective as of January 1, 2009 as the standard more appropriately reflects the economics of the Company’s multiple-deliverable agreements. The adoption of ASU No. 2009-13 had an immaterial impact on previously reported revenues and operating income and therefore, no adjustments to prior interim or annual financial statements were made.

Critical Accounting Policies

In preparing its consolidated financial statements, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Impairment of Long-Lived and Indefinite-Lived Assets

The Company’s long-lived and indefinite-lived assets as of December 31, 2010 include goodwill of $742,492, other intangible assets, net of $288,499 ($158,096 of which are identifiable indefinite-lived intangibles), and $472,821 of property and equipment, net. These assets accounted for approximately 68% of the Company’s consolidated total assets as of December 31, 2010.

In assessing the recoverability of the Company’s goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables. For MSG Media, these valuations also include assumptions for projected average rates per viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to sports programming and programming rights and the cost of such sports programming and programming rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions. For MSG Entertainment, these valuations include assumptions for the number of shows and events at the Company’s venues and the number of shows related to the Company’s proprietary content on tour. For MSG Sports, these valuations include assumptions for ticket sales, revenues related to sales of suite licenses, local and national television broadcasting rights, sponsorships, concessions, player and other team personnel compensation, and luxury tax or revenue sharing assumptions for comparable market transactions. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our long-lived assets.

Goodwill

Goodwill is tested annually for impairment during the first quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for goodwill is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. For the purpose of evaluating goodwill impairment, the Company has three reporting units that are the same as its reportable segments, and all of which recognized goodwill.

The goodwill balance as of December 31, 2010 by reportable segment is as follows:

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

Identifiable Indefinite-Lived Intangible Assets

Identifiable indefinite-lived intangible assets are tested annually for impairment during the first quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of December 31, 2010 by reportable segment:

MSG Entertainment	$61,881
MSG Sports	96,215

$158,096

The Company’s identifiable indefinite-lived intangible assets relate to trademarks and sports franchises. The Company’s indefinite-lived trademark intangible assets relate to the Company’s Radio City related trademarks which include the Radio City Christmas Spectacular and the Rockettes and The Chicago Theatre related trademarks, which were all valued using a relief-from-royalty method in which the expected benefits are valued by discounting hypothetical royalty payments based on projected revenues covered by the trademarks. The Company’s indefinite-lived sports franchises intangibles representing the Company’s NBA and NHL sports franchises were valued using a direct valuation method based on market comparables. Both the Radio City related trademarks and the sports franchises were recorded in April 2005, when Cablevision acquired the remaining 40% interest in a subsidiary of Cablevision which wholly-owned the Company. Significant judgments inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Based on the Company’s annual impairment test during the first quarter of 2010, the Company’s Radio City related trademarks and sports franchise identifiable indefinite-lived intangible assets had significant safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. In order to evaluate the sensitivity of the fair value calculations of all the Company’s identifiable indefinite-lived intangibles, the Company applied hypothetical 15%, 20% and 30% decreases to the estimated fair value of each of the Company’s identifiable indefinite-lived intangibles. These hypothetical 15%, 20% and 30% decreases in estimated fair value would not have resulted in an impairment of any of our identifiable indefinite-lived intangibles other than The Chicago Theatre related trademarks, which have a carrying value of $8,000. The hypothetical fair value decline would have resulted in impairment charges against The Chicago Theatre related trademarks of approximately $95, $560 and $1,490 at 15%, 20% and 30%, respectively.

Other Long-Lived Assets

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

The Company has recognized intangible assets for affiliation agreements and affiliate relationships, season ticket holder relationships, suite holder relationships, and other intangibles as a result of purchase accounting. The Company has determined that certain of such intangible assets have finite lives. The estimated useful lives and net carrying values of these intangibles at December 31, 2010 are as follows:

	Net Carrying Value at December 31, 2010	Estimated Useful Lives
Affiliation agreements and affiliate relationships	$71,722	10 to 24 years
Season ticket holder relationships	43,181	10 to 15 years
Suite holder relationships	7,350	11 years
Broadcast rights	2,503	10 years
Other amortizable intangibles	5,647	7 to 15 years

All of the primary finite-lived intangible assets were recorded when Cablevision acquired the remaining 40% interest in a subsidiary of Cablevision which wholly-owned the Company in April 2005. The useful lives for the affiliation agreements, affiliate relationships, season ticket holder relationships and suite holder relationships were determined based upon an analysis of the weighted average remaining terms of existing agreements the Company had in place with its major customers at the time that purchase accounting was applied, plus an estimate for renewals of such agreements. The Company has been successful in renewing its major affiliation agreements and maintaining customer relationships in the past and believes it will be able to renew its major affiliation agreements and maintain those customer relationships in the future. Furthermore, the Company has been successful in maintaining its relationships with its season ticket holders and suite holders in the past and believes it will be able to significantly renew its season ticket and suite holder relationships and maintain those relationships in the future. However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a significant adverse impact on our business. In light of these facts and circumstances, the Company has determined that its estimated useful lives are appropriate.

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

If an affiliate were to cease carrying the service on an other than temporary basis, the Company would record an impairment charge for the then remaining carrying value of that affiliation agreement and affiliate relationship intangible asset. If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above for the asset or asset group containing that intangible asset. The Company also would evaluate whether the remaining useful life of the affiliation agreement and affiliate relationship remained appropriate. Based on the carrying value of the affiliation agreements and affiliate relationships recorded as of December 31, 2010, if the estimated life of these affiliation agreements and affiliate relationships were shortened by 10%, the effect on amortization for the year ended December 31, 2010 would be to increase our annual amortization expense by approximately $774.

Defined Benefit Pension and Other Postretirement Benefit Plans

The Company utilizes actuarial methods to calculate pension and other postretirement benefit obligations and the related net periodic benefit cost which are based on actuarial assumptions. Two key assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of the plans’ expense and liability measurement and we evaluate these key assumptions annually. Other assumptions include demographic factors, such as mortality, retirement age and turnover. The actuarial assumptions used by the Company may differ materially from actual results due to various factors, including, but not limited to, changing economic and market conditions. Differences between actual and expected occurrences could significantly impact the actual amount of net periodic benefit cost and the benefit obligation recorded by the Company. Material changes in the costs of the plans may occur in the future due to changes in these assumptions, changes in the number of the plan participants, changes in the level of benefits provided, changes in asset levels and changes in legislation. Our assumptions reflect our historical experience and our best judgment regarding future expectations.

Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. The rate we use to discount these payments was determined (based on the expected duration of the benefit payments for the plans) from the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which we believe the plans’ benefits could be effectively settled. Lower discount rates increase the present value of benefit obligations and the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of December 31, 2010 for the Company’s pension and postretirement plans were 5.55% and 5.35%, respectively. A 25 basis point decrease in these assumed discount rates would increase the projected benefit obligations for the Company’s pension and postretirement plans at December 31, 2010 by $4,403 and $223, respectively. The weighted-average discount rates used to determine net periodic benefit cost for the year ended December 31, 2010 for the Company’s pension and postretirement plans were 6.24% and 5.90%, respectively. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s pension and postretirement plans for the year ended December 31, 2010 by $413 and $12, respectively.

The expected long-term return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The expected long-term rate of return on plan assets for the Company’s funded pension plans was 4.06% for the year ended December 31, 2010. Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $166 for the year ended December 31, 2010.

Another important assumption for our postretirement plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company’s claims experience and the results of recent healthcare trend surveys.

Assumptions for healthcare cost trend rates used to determine the benefit obligation and net periodic benefit cost for our postretirement plan as of and for the year ended December 31, 2010 are as follows:

	Net Periodic Benefit Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2019

A one percentage point change in assumed healthcare cost trend rates would have the following effects on the benefit obligation for our postretirement plan and net periodic postretirement benefit cost as of and for the year ended December 31, 2010:

	Increase (Decrease) on Total of Service and Interest Cost Components	Increase (Decrease) on Benefit Obligation
One percentage point increase	$70	$871
One percentage point decrease	$(60)	$(758)

U.S. generally accepted accounting principles include mechanisms that serve to limit the volatility in our earnings which otherwise would result from recording changes in the value of plan assets and benefit obligations in our consolidated financial statements in the periods in which those changes occur. For example, while the expected long-term rate of return on the plans’ assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns could occur in any given year. These differences contribute to the deferred actuarial gains or losses, which are then amortized over time.

See Note 14 to the Consolidated Financial Statements for more information on our pension and other postretirement benefit plans.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For sensitivity analyses and other information regarding market risks we face in connection with our pension and postretirement plans, see Item 7. “Management’s Discussion and Analysis of Results of Operation and Financial Condition—Recently Adopted Accounting Pronouncements and Critical Accounting Policies—Critical Accounting Policies—Defined Benefit Pension and Other Postretirement Benefit Plans,” which information is incorporated by reference herein.

Our market risk exposure to interest rate risk relates to any borrowing we may incur. We have no foreign currency risk exposure as our businesses operate almost entirely in U.S. dollars, nor do we have any meaningful commodity risk exposures associated with the operation of our venues.

Borrowings under our Revolving Credit Facility at our election incur interest at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. Accordingly, we would be subject to interest rate risk with respect to the tenor of any borrowings we may make under the Revolving Credit Facility. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments that qualify for hedge accounting treatment. See Item 7. “Management’s Discussion and Analysis of Results of Operation and Financial Condition—Financing Agreements for more information on our Revolving Credit Facility.

On February 4, 2011 the Company exchanged its ownership interest in Front Line Management Group, Inc., valued at approximately $41 million, for approximately 3,913,000 shares, or 2.16%, of Live Nation Entertainment, Inc. (“LNE”) common stock as of that date. The price of LNE common stock has fluctuated between $2.47 and $18.75 over the past three years and it may continue to fluctuate significantly in the future. In addition, LNE has a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. Sales of a substantial number of LNE shares in the public market, or the possibility that these sales may occur, could cause the market price for its common stock to decline.

Item 8. Financial Statements and Supplementary Data

The Financial Statements required by this Item 8 appear beginning on page 94 of this Annual Report on Form 10-K, and are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation as of December 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed under the supervision of the

Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of the Company’s external financial statements, including estimates and judgments, in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our directors, executive officers and corporate governance will be included in a Form 10-K/A, which will be filed within 120 days of the end of our fiscal year ended December 31, 2010 (the “2010 10-K/A”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information relating to executive compensation will be included in the 2010 10-K/A, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to the beneficial ownership of our common stock will be included in the 2010 10-K/A, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to certain relationships and related transactions and director independence will be included in the 2010 10-K/A, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information relating to principal accountant fees and services will be included in the 2010 10-K/A, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page 94.

2.	Financial statement schedule:

Page No.
Schedule supporting consolidated financial statements:
Schedule II — Valuation and Qualifying Accounts	87

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	The Index to Exhibits is on page 90.

MADISON SQUARE GARDEN, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2010 Allowance for doubtful accounts	$(2,337)	$(726)	$653	$(2,410)

Year Ended December 31, 2009 Allowance for doubtful accounts	$(2,320)	$(1,013)	$996	$(2,337)

Year Ended December 31, 2008 Allowance for doubtful accounts	$(3,164)	$(2)	$846	$(2,320)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March, 2011.

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

Name	Title	Date

/s/ Hank J. Ratner Hank J. Ratner	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2011

/s/ Robert M. Pollichino Robert M. Pollichino	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2011

/s/ Joseph F. Yospe Joseph F. Yospe	Senior Vice President, Controller and Principal Accounting Officer	March 4, 2011

/s/ James L. Dolan James L. Dolan	Executive Chairman (Director)	March 4, 2011

/s/ Charles F. Dolan Charles F. Dolan	Director	March 4, 2011

/s/ Charles P. Dolan Charles P. Dolan	Director	March 4, 2011

/s/ Kristin A. Dolan Kristin A. Dolan	Director	March 4, 2011

Name	Title	Date

/s/ Thomas C. Dolan Thomas C. Dolan	Director	March 4, 2011

/s/ Deborah Dolan-Sweeney Deborah Dolan-Sweeney	Director	March 4, 2011

/s/ Marianne Dolan Weber Marianne Dolan Weber	Director	March 4, 2011

/s/ Brad Dorsogna Brad Dorsogna	Director	March 4, 2011

/s/ Richard D. Parsons Richard D. Parsons	Director	March 4, 2011

/s/ Alan D. Schwartz Alan D. Schwartz	Director	March 4, 2011

/s/ Brian Sweeney Brian Sweeney	Director	March 4, 2011

/s/ Vincent Tese Vincent Tese	Director	March 4, 2011

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1	Distribution Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).

3.1	Amended and Restated Certificate of Incorporation of Madison Square Garden, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 10, 2010).

3.2	Amended By-Laws of Madison Square Garden, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).

4.1	Registration Rights Agreement by and among Madison Square Garden, Inc. and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 3.5 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).

4.2	Registration Rights Agreement by and among Madison Square Garden, Inc. and The Dolan Family Affiliates (incorporated by reference to Exhibit 3.6 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).

4.3	Transfer Consent Agreement with NBA, dated February 9, 2010 (incorporated by reference to Exhibit 3.7 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).

4.4	Transfer Consent Agreement with NHL, dated February 9, 2010 (incorporated by reference to Exhibit 3.8 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).

10.1	Transition Services Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.1 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).

10.2	Tax Disaffiliation Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).

10.3	Employee Matters Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).

10.4	Madison Square Garden, Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†

10.5	Madison Square Garden, Inc. 2010 Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†

10.6	Madison Square Garden, Inc. 2010 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the Quarter Ended March 31, 2010 filed on May 7, 2010).†

EXHIBIT NO.	DESCRIPTION
10.7	Lease Agreement, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, dated December 4, 1997 (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).+

10.8	First Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).

10.9	Second Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009). +

10.10	Third Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on October 19, 2009).+

10.11	Fourth Amendment to Lease, dated January 24, 2011 between RCPI Landmark Properties, LLC and Radio City Productions LLC. *

10.12	Restated Guaranty of Lease between Madison Square Garden, L.P. and RCPI Landmark Properties, LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).+

10.13	First Amendment to Restated Guaranty dated as of March 22, 2010 by and among RCPI Landmark Properties, LLC and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010). +

10.14	Second Amendment to Restated Guaranty dated as of January 24, 2011 by and among RCPI Landmark Properties, LLC and Madison Square Garden, L.P.

10.15	Affiliation Agreement between CSC Holdings, Inc. and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).+

10.16	Form of Madison Square Garden, Inc. Option Agreement in respect of Vested Cablevision Options granted on and prior to November 8, 2005 (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†

10.17	Form of Madison Square Garden, Inc. Rights Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†

10.18	Form of Madison Square Garden, Inc. Option Agreement in respect of Vested Cablevision Options granted on June 5, 2006 and October 19, 2006 (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†

10.19	Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on January 20, 2009 (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†

EXHIBIT NO.	DESCRIPTION
10.20	Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on March 5, 2009 (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†

10.21	Employment Agreement by and between Madison Square Garden, Inc. and James L. Dolan (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†

10.22	Employment Agreement by and between Madison Square Garden, Inc. and Hank J. Ratner (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†

10.23	Employment Agreement by and between Madison Square Garden, Inc. and Robert M. Pollichino (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†

10.24	Employment Agreement by and between Madison Square Garden, Inc. and Lawrence J. Burian (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†

10.25	Time Sharing Agreement between Dolan Family Office LLC and Madison Square Garden, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).

10.26	Standstill Agreement by and among Madison Square Garden, Inc. and The Dolan Family Group (incorporated by reference to Exhibit 10.23 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).

10.27	Employment Agreement by and between Madison Square Garden, Inc. and Joseph F. Yospe (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 26, 2010). †

10.28	Employment Agreement by and between Madison Square Garden, Inc. and Robert J. Lynn (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for quarter ended June 30, 2010 filed on August 6, 2010). †

10.29	Credit Agreement, dated as of January 28, 2010, among Madison Square Garden, L.P., certain subsidiaries of Madison Square Garden, L.P., J.P. Morgan Securities Inc., as sole lead arranger, J.P. Morgan Securities Inc., Barclays Capital, Suntrust Robinson Humphrey, Inc. and Banc of America Securities, LLC, as bookrunners, Barclays Capital and Suntrust Robinson Humphrey, Inc., as co-syndication agents, Barclays Bank PLC and Suntrust Robinson Humphrey, Inc., as co-documentation agents, JPMorgan Chase Bank, National Association, as administrative agent, collateral agent and letter of credit issuer, and the lenders parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 1, 2010).

10.30	Security Agreement, dated as of January 28, 2010, among Madison Square Garden, L.P., certain subsidiaries of Madison Square Garden, L.P., other guarantors referred to thereto and JPMorgan Chase Bank, National Association, as collateral agent (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 1, 2010).

10.31	Form of Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K/A (Amendment No. 1) filed on April 23, 2010).†

10.32	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K/A (Amendment No. 1) filed on April 23, 2010).†

EXHIBIT NO.	DESCRIPTION
10.33	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K/A (Amendment No. 1) filed on April 23, 2010).†

10.34	Form of Restricted Shares Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2009 filed on April 23, 2010).†

10.35	Construction Management Agreement, dated as of July 8, 2010 between Madison Square Garden, L.P. and Turner Construction Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 9, 2010).

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Hank J. Ratner under Rule 13a-14(a).

31.2	Certification of Robert M. Pollichino under Rule 13a-14(a).

32.1	Section 1350 Certification of Hank J. Ratner.

32.2	Section 1350 Certification of Robert M. Pollichino.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	This exhibit is a management contract or a compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Madison Square Garden, Inc.:

We have audited the accompanying consolidated balance sheets of Madison Square Garden, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule (as listed in the index to Item 15). We also have audited Madison Square Garden, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Madison Square Garden, Inc.’s management is responsible for these consolidated financial statements, the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Madison Square Garden, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Madison

Square Garden, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP

New York, New York

March 4, 2011

MADISON SQUARE GARDEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$354,498	$109,716
Restricted cash	4,215	7,139
Accounts receivable, net of allowance for doubtful accounts of $2,410 and $2,337	127,897	130,460
Net receivable due from Cablevision	22,907	7,845
Prepaid expenses	40,411	36,849
Advances due from a subsidiary of Cablevision	—	190,000
Other current assets	25,638	37,049

Total current assets	575,566	519,058
Property and equipment, net of accumulated depreciation and amortization of $408,561 and $375,223	472,821	342,005
Other assets	118,429	131,820
Amortizable intangible assets, net of accumulated amortization of $113,484 and $105,351	130,403	148,028
Indefinite-lived intangible assets	158,096	158,096
Goodwill	742,492	742,492

	$2,197,807	$2,041,499

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$8,118	$7,104
Accrued liabilities:
Employee related costs	71,859	71,646
Other accrued liabilities	117,509	85,815
Deferred revenue	148,819	133,584

Total current liabilities	346,305	298,149
Defined benefit and other postretirement obligations	55,700	45,165
Other employee related costs	40,079	44,407
Other liabilities	57,272	63,568
Deferred tax liability	527,527	484,107

Total liabilities	1,026,883	935,396

Commitments and contingencies (Notes 11 and 12)
Stockholders’ Equity:
Class A Common stock, par value $0.01, 360,000 authorized; 62,265 outstanding as of December 31, 2010	624	—
Class B Common stock, par value $0.01, 90,000 authorized; 13,589 outstanding as of December 31, 2010	136	—
Preferred stock, par value $0.01, 45,000 authorized; none outstanding	—	—
Additional paid-in capital (paid-in capital, for the period prior to the Distribution)	1,032,121	1,042,283
Treasury Stock, acquired from acquisition of restricted shares, at cost, 234 shares as of December 31, 2010	(3,723)	—
Retained earnings	161,253	77,873
Accumulated other comprehensive loss	(19,487)	(14,053)

Total stockholders’ equity	1,170,924	1,106,103

	$2,197,807	$2,041,499

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenues (including revenues from Cablevision of $159,907, $126,694 and $121,059)	$1,157,136	$1,062,417	$1,042,958

Operating expenses:
Direct operating (excluding depreciation and amortization shown below and including expenses from Cablevision of $12,691, $29,635 and $30,962)	686,442	682,337	724,904
Selling, general and administrative (including expenses from Cablevision of $11,651, $48,816 and $45,252)	279,263	273,712	270,065
Depreciation and amortization	56,907	61,336	66,231

	1,022,612	1,017,385	1,061,200

Operating income (loss)	134,524	45,032	(18,242)

Other income (expense):
Interest income (including interest income from Cablevision of $914, $0, and $0)	3,308	2,759	5,193
Interest expense	(6,765)	(3,876)	(3,274)
Miscellaneous	3,924	2,000	—

	467	883	1,919

Income (loss) from operations before income taxes	134,991	45,915	(16,323)
Income tax benefit (expense)	(51,611)	(18,266)	11,387

Net income (loss)	$83,380	$27,649	$(4,936)

Basic net earnings (loss) per common share	$1.13	$0.38	$(0.07)
Diluted net earnings (loss) per common share	$1.09	$0.38	$(0.07)
Weighted-average number of common shares outstanding: (Note 3)
Basic	73,864	73,309	73,309
Diluted	76,714	73,309	73,309

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$83,380	$27,649	$(4,936)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,907	61,336	66,231
Impairment of deferred costs	11,437	—	—
Amortization of deferred financing costs	1,998	—	—
Share-based compensation expense related to equity classified awards	9,977	—	—
Share-based compensation expense prior to the Distribution	1,012	14,325	12,389
Excess tax benefit on share-based awards	(699)	—	—
Deemed capital contribution (distribution) related to income taxes	6,780	84	(843)
Provision for doubtful accounts	726	1,013	2
Amortization of purchase accounting liability related to unfavorable contracts	—	(1,344)	(2,276)
Change in assets and liabilities:
Accounts receivable, net	1,837	(1,964)	9,291
Net receivable due from Cablevision	(15,062)	270	3,051
Prepaid expenses and other assets	13,277	(1,006)	(29,549)
Accounts payable	142	(789)	(12,717)
Accrued and other liabilities	612	(27,107)	58,163
Deferred revenue	15,235	11,148	(17,973)
Deferred income taxes	7,723	18,266	(11,387)

Net cash provided by operating activities	195,282	101,881	69,446

Cash flows from investing activities:
Capital expenditures	(132,905)	(59,361)	(55,192)
Proceeds from asset sales	10	74	—
Decrease in restricted cash	2,000	—	—
Payments for acquisition of assets or equity interests	(529)	—	(37,632)

Net cash used in investing activities	(131,424)	(59,287)	(92,824)

Cash flows from financing activities:
Proceeds from promissory note due from (advances to) a subsidiary of Cablevision	190,000	—	(60,000)
Additions to deferred financing costs	(8,370)	(2,530)	—
Principal payments on capital lease obligations	(1,315)	(1,222)	(1,101)
Purchase of shares	(3,723)	—	—
Proceeds from stock option exercises	3,633	—	—
Excess tax benefit on share-based awards	699	—	—
Capital contributions (distributions)	—	148	(176)

Net cash provided by (used in) financing activities	180,924	(3,604)	(61,277)

Net increase (decrease) in cash and cash equivalents	244,782	38,990	(84,655)
Cash and cash equivalents at beginning of year	109,716	70,726	155,381

Cash and cash equivalents at end of year	$354,498	$109,716	$70,726

Supplemental Data:
Income taxes paid (refunded), net	$38,507	$(7)	$(5)
Interest paid for capital lease obligations	555	607	696
Non-cash investing and financing activities:
Deemed capital contributions (distributions), net primarily related to income taxes and share-based compensation expense prior to the Distribution	$(23,576)	$14,409	$11,532
Capital expenditures incurred but not yet paid	30,151	—	—
Asset retirement obligations	9,827	—	9,243
Leasehold improvements paid by landlord	4,658	—	1,890
Capital lease obligation	—	—	640

See accompanying notes to consolidated financial statements.

MADISON SQUARE GARDEN, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock Issued	Additional Paid-In Capital (Paid-In Capital for the Period prior to the Distribution)	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2008	$—	$1,016,194	$—	$55,160	$962	$1,072,316
Net loss	—	—		(4,936)	—	(4,936)
Pension and postretirement plan liability adjustments, net of taxes	—	—	—	—	(6,289)	(6,289)

Comprehensive loss						(11,225)
Deemed capital distribution, net	—	(14)	—	—	—	(14)
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	—	12,389	—	—	—	12,389
Deemed capital distribution related to income taxes	—	(843)	—	—	—	(843)

Balance at December 31, 2008	$—	$1,027,726	$—	$50,224	$(5,327)	$1,072,623
Net income	—	—	—	27,649	—	27,649
Pension and postretirement plan liability adjustments, net of taxes	—	—	—	—	(8,726)	(8,726)

Comprehensive income						18,923
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	—	14,325	—	—	—	14,325
Deemed capital contribution related to income taxes	—	84	—	—	—	84
Capital contribution	—	148	—	—	—	148

Balance at December 31, 2009	$—	$1,042,283	$—	$77,873	$(14,053)	$1,106,103
Net income	—	—		83,380	—	83,380
Pension and postretirement plan liability adjustments, net of taxes	—	—	—	—	(3,325)	(3,325)

Comprehensive income						80,055
Deemed capital contribution related to share-based compensation expense prior to the Distribution	—	1,012	—	—	—	1,012
Deemed capital contribution related to income taxes	—	6,780	—	—	—	6,780
Adjustments related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution, net of taxes	—	(1,008)	—	—	(2,109)	(3,117)
Deemed capital contribution related to the transfer of certain liabilities between the Company and Cablevision, net of taxes	—	5,125	—	—	—	5,125
Reclassification of common stock in connection with the Distribution	755	(755)	—	—	—	—
Distribution date deferred tax assets and liabilities adjustments (Note 17)	—	(35,485)	—	—	—	(35,485)
Proceeds from exercise of options	5	3,628	—	—	—	3,633
Share-based compensation expense	—	9,977	—	—	—	9,977
Treasury stock acquired from acquisition of restricted shares	—	—	(3,723)	—	—	(3,723)
Excess tax benefit on share-based awards, net of deficiency	—	564	—	—	—	564

Balance at December 31, 2010	$760	$1,032,121	$(3,723)	$161,253	$(19,487)	$1,170,924

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.

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

Madison Square Garden is a fully-integrated sports, entertainment and media business. The Company is comprised of three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company’s venues. MSG Media segment includes the MSG Networks (MSG network, MSG Plus, MSG HD and MSG Plus HD), which are home to six professional sports teams and other programming, and the Fuse Networks (Fuse and Fuse HD), a national television network dedicated to music. MSG Entertainment creates, produces and/or presents a variety of live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes (the “Rockettes”). We have also co-produced or presented events by Cirque du Soleil, including Wintuk. MSG Entertainment also presents or hosts other live entertainment events such as concerts, family shows and special events in the Company’s diverse collection of venues. MSG Sports owns and operates sports franchises, including the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty of the Women’s National Basketball Association (the “WNBA”), and the Connecticut Whale, formerly known as the Hartford Wolf Pack, of the American Hockey League, which is the primary player development team for the Rangers. MSG Sports also features other sports properties, including the presentation of a wide variety of live sporting events, including professional boxing, college basketball, track and field and tennis.

The Company conducts a significant portion of its operations at venues that are either owned or operated by it under long-term leases. The Company owns the Madison Square Garden Arena (“The Garden”) and The Theater at Madison Square Garden in New York City, as well The Chicago Theatre in Chicago. It leases Radio City Music Hall and the Beacon Theatre in New York City. The Company also has a booking agreement with respect to the Wang Theatre in Boston.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Madison Square Garden, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. For periods prior to the Distribution date, the financial statements were prepared on a combined basis and reflect the assets, liabilities, revenues and expenses of the Company as if it were a separate entity for those periods. However, for all periods prior to the Distribution, deferred tax assets and liabilities have been measured using the estimated applicable corporate tax rates used by Cablevision (See Note 17).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results could differ from those estimates.

Revenue Recognition

MSG Media

The Company’s MSG Media business receives affiliation fees from cable television system, direct broadcast satellite and other operators that carry the Company’s programming services. The programming service is delivered throughout the term of the agreements and the Company recognizes this revenue in the period that the programming service is provided. It also earns advertising revenues, which are recognized when the advertisements are aired.

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

MSG Entertainment

Event-related revenues from the sale of tickets, venue license fees earned in connection with entertainment events that the Company does not produce or promote, sponsorships, concessions and merchandise are recognized when the event occurs. Revenues collected in advance of an event are recorded as deferred revenue until earned.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revenues from the rental of The Garden’s suites are recorded as deferred revenue and are recognized ratably over the period of benefit of the respective agreements for the benefit of the Company’s MSG Sports and MSG Entertainment segments.

Multiple-Element Transactions

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

The Company allocates revenue to all deliverables in an arrangement based on their relative selling price. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) establishes a hierarchy to determine the selling price to be used for allocating revenue to the deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of selling price (“BESP”). VSOE is generally limited to the price that a vendor charges when it sells the same or similar products or services on a standalone basis. TPE is determined based on the prices charged by competitors of the Company for a similar deliverable when sold separately. When the Company is unable to establish VSOE or TPE for deliverables, the Company determines the estimated selling price using BESP.

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

Direct Operating Expenses

Direct operating expenses include, but are not limited to, compensation expense for the Company’s professional sports teams’ players and certain other team personnel, luxury tax assessed by the NBA, revenue sharing costs assessed by the NHL, event costs related to the presentation and production of our entertainment and other live sporting events, network programming and production costs, as well as venue lease, maintenance and other operating expense.

Player Costs and League Assessments for the MSG Sports Segment

Costs incurred to acquire player contracts, including signing bonuses, are capitalized as deferred costs and amortized over the applicable NBA or NHL regular season (for the NBA, November through April and for the NHL, October through April) on a straight-line basis over the fixed contract period of the respective player. Player salaries are also expensed over the applicable NBA, NHL or WNBA regular season on a straight-line basis. In instances where a player sustains what is deemed to be a season-ending or career-ending injury, a provision is recorded, when that determination can be reasonably made, for the remainder of the player’s seasonal or contractual salary and related costs, together with any associated NBA luxury tax, net of any anticipated insurance recoveries. See Note 5 for further discussion of significant team personnel provisions. When player contracts are traded or terminated, any remaining unamortized signing bonuses are expensed to current operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The NBA and NHL each have collective bargaining agreements (“CBA”) with the respective league’s players association, to which the Company is subject. The NBA CBA, which expires on June 30, 2011, contains a “soft” salary cap (i.e., a cap on each team’s aggregate salaries but with certain exceptions that enable teams to pay more, sometimes substantially more, than the cap) and also provides that players receive a designated percentage of league-wide revenues. Throughout each season, NBA teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the aggregate league-wide player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams following the end of the season. The NBA CBA also provides for a luxury tax that is applicable to all teams in the league with aggregate team player salaries exceeding a threshold that is set prior to each season based upon league-wide revenues (as defined under the NBA CBA). The luxury tax is generally equal to the amount by which a team’s aggregate player salaries exceed such threshold. The aggregate luxury tax payments collected by the league are distributed in equal one-thirtieth shares to non-taxpaying teams. The NBA also has a revenue assistance program, by which a pool of funds is collected from a combination of the undistributed luxury tax discussed above and contributions from league sources and teams (a portion of which is based on local team revenues) and is then distributed to lower revenue teams that meet certain operating requirements. The Company recognizes the net estimated amount associated with luxury tax, and revenue assistance expense, net of the amount the Company expects to receive from the escrow, on a straight-line basis over the NBA regular season as a component of direct operating expenses.

The current NHL CBA was last negotiated in 2005 and was set to expire in 2011. In the summer of 2010 the players association exercised its right to extend the NHL CBA for a seventh year, through the 2011-12 season. The NHL CBA contains a “hard” salary cap (i.e., teams may not exceed a stated maximum that is adjusted each season based upon league-wide revenues). The NHL CBA provides that players receive a designated percentage of league-wide revenues, and the teams retain the remainder. This provision does not apply on a team-by-team basis and accordingly we may pay our players a higher or lower portion of our revenues than other NHL teams. Throughout each season, NHL teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of the escrowed amounts are retained by the league and distributed as follows: first, to fund a portion of the revenue sharing pool as described below, then disproportionately to certain lower-payroll teams, and then to all teams in equal shares. The NHL CBA also provides for a revenue sharing plan that generally requires the distribution of a pool of approximately 4.5% of league-wide revenues to certain qualifying lower-revenue teams. This pool is funded from a combination of the escrow amounts discussed above, league-wide revenues, payments by teams participating in the playoffs and disproportionate contributions by the top ten revenue earning teams (based on preseason and regular season revenues). The Company recognizes the amount of its estimated revenue sharing expense associated with the preseason and regular season, net of the amount we expect to receive from the escrow on a straight-line basis, over the applicable NHL season as a component of direct operating expenses. In years when the Rangers participate in the playoffs, the Company recognizes its estimate of the playoff revenue sharing contribution in the periods when the playoffs occur.

As members of the NBA and NHL, the Knicks and Rangers, respectively, are also subject to annual league assessments. The governing bodies of each league determine the amount of each season’s league assessments that are required from each member team. The Company recognizes its teams’ estimated league assessments on a straight-line basis over the applicable NBA or NHL season.

Production Costs for the MSG Entertainment Segment

The Company defers certain costs of productions such as creative design costs, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows. Only costs that provide benefit over the life of a show are considered for deferral. Deferred production costs are amortized straight-line over the expected life of a production which typically ranges from 3 to 5 years. Deferred production costs are subject to recoverability

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

assessments whenever there are indicators of possible impairment. The Company has approximately $20,367 and $42,702 of net deferred production costs recorded within other current assets and other assets in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively.

Network Programming Costs for the MSG Media Segment

For the MSG Networks, the professional team rights acquired under license agreements to telecast various sporting events and other programming for exhibition on these networks are expensed on a straight-line basis over the term of the applicable contract or license period.

For Fuse Networks, the rights to programming acquired under license agreements, along with the related obligations, are recorded at the contract value when a license agreement is executed unless there is uncertainty with respect to either cost, acceptability or availability, then the earlier of when the uncertainty is resolved or when the license period has begun. Costs are amortized on a straight-line basis over the respective license periods. The Company periodically reviews the programming usefulness of its program rights and if it is determined that the programming has no future usefulness and will no longer be exploited, an impairment of the portion of the unamortized cost of the license agreement is recorded in direct operating expenses.

Certain owned original programming is produced for the Company’s networks by independent production companies. Owned original programming costs are expensed as incurred.

Advertising Expenses

Advertising costs are typically charged to expense when incurred, however, certain advertising for productions, such as the Radio City Christmas Spectacular, are deferred within interim periods and expensed, over the run of the show, by the end of the fiscal year. Total advertising costs classified in direct operating and selling, general and administrative expenses were $44,972, $38,280, and $44,545 for the years ended December 31, 2010, 2009, and 2008, respectively.

Income Taxes

The Company’s provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets are subject to an ongoing assessment of realizability. The Company measures its deferred tax liability with regard to MSG L.P. based on the difference between the tax basis and the carrying amount for financial reporting purposes; this is commonly referred to as the outside basis difference. Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.

For the periods prior to the Distribution, the results of operations were included in the consolidated federal and certain state income tax returns of Cablevision. The income tax expense or benefit in the consolidated statements of operations for those periods is based on the taxable income of the Company on a separate return basis and have been measured using the estimated applicable corporate tax rates used by Cablevision. Any differences between the historical current tax liability and the current tax liability determined on a separate tax return basis have been reflected as deemed capital contributions or distributions.

Share-based Compensation

The Company measures the cost of employee services received in exchange for an award of equity-based instruments based on the grant date fair value of the award. The cost is recognized in earnings over the period during which an employee is required to provide service in exchange for the award, except for restricted stock units granted to non-employee directors which vest 100%, and are expensed, at the date of grant. For stock appreciation rights, the Company recognizes expense based on the estimated fair value at each reporting period using the Black-Scholes valuation model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Cash and Cash Equivalents

The Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.

Restricted Cash

Restricted cash as of December 31, 2010 and 2009 amounted to $4,215 and $7,139, respectively. These balances include cash required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL CBA. The escrow account will be distributed at the end of the season to the players and NHL teams based on the provisions of the NHL CBA. (See “Player Costs and League Assessments for MSG Sports segment” above). As of December 31, 2009 the restricted cash balance also included cash balances required to be maintained in an amount equal to outstanding letters of credit. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected in cash flows from either operating or investing activities, depending on the circumstances to which the changes in the underlying restricted cash relate.

Long-Lived and Indefinite-Lived Assets

The Company’s long-lived and indefinite-lived assets at December 31, 2010 include goodwill of $742,492, other intangible assets, net of $288,499 ($158,096 of which are identifiable indefinite-lived intangibles), and $472,821 of property and equipment, net. These assets accounted for approximately 68% of the Company’s consolidated total assets as of December 31, 2010.

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

Construction in progress is primarily related to design and development costs associated with the comprehensive transformation of The Garden into a state-of-the-art arena (the “Transformation”). Depreciation of construction in progress costs begins as soon as elements of the Transformation are placed into service.

Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives. Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized.

Impairment of Long-Lived and Indefinite-Lived Assets

In assessing the recoverability of the Company’s goodwill and other long-lived and indefinite-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables. For MSG

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Media, these valuations also include assumptions for projected average rates per viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to sports programming and programming rights and the cost of such sports programming and programming rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions. For MSG Entertainment, these valuations include assumptions for the number of shows and events at the Company’s venues and the number of shows related to the Company’s proprietary content on tour. For MSG Sports, these valuations include assumptions for ticket sales, revenues related to sales of suite licenses, local and national television broadcasting rights, sponsorships, concessions, player and other team personnel compensation, and luxury tax or revenue sharing assumptions for comparable market transactions. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our long-lived assets.

Goodwill is tested annually for impairment during the first quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for goodwill is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. For the purpose of evaluating goodwill impairment, the Company has three reporting units, that are the same as its reportable segments, and all of which recognized goodwill.

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

Identifiable indefinite-lived intangible assets are tested annually for impairment during the first quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The Company’s identifiable indefinite-lived intangible assets relate to trademarks and sports franchises. The Company’s indefinite-lived trademark intangible assets relate to the Company’s Radio City related trademarks which include the Radio City Christmas Spectacular and the Rockettes and The Chicago Theatre related trademarks, which were all valued using a relief-from-royalty method in which the expected benefits are valued by discounting hypothetical royalty payments based on projected revenues covered by the trademarks. The Company’s indefinite-lived sports franchises intangibles representing the Company’s NBA and NHL sports franchises were valued using a direct valuation method based on market comparables. Both the Radio City related trademarks and the sports franchises were recorded in April 2005, when Cablevision acquired the remaining 40% interest in a subsidiary of Cablevision which wholly-owned the Company. Significant judgments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Based on the Company’s annual impairment test during the first quarter of 2010, the Company’s Radio City related trademarks and sports franchises’ identifiable indefinite-lived intangible assets had significant safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value. In order to evaluate the sensitivity of the fair value calculations of all the Company’s identifiable indefinite-lived intangibles, the Company applied hypothetical 15%, 20% and 30% decreases to the estimated fair value of each of the Company’s identifiable indefinite-lived intangibles. These hypothetical 15%, 20% and 30% decreases in estimated fair value would not have resulted in an impairment of any of our identifiable indefinite-lived intangibles other than The Chicago Theatre related trademarks, which have a carrying value of $8,000. The hypothetical fair value decline would have resulted in impairment charges against The Chicago Theatre related trademarks of approximately $95, $560 and $1,490 at 15%, 20% and 30%, respectively.

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

Defined Benefit Pension and Other Postretirement Benefit Plans

As more fully described in Note 14, the Company has both funded and unfunded defined benefit plans, as well as a contributory and other postretirement benefit plan, covering certain full-time employees and retirees. Defined benefit pension and other postretirement benefits are based on formulas that can reflect the employees’ years of service and compensation during their employment period and participation in the plans. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return, discount rate and rate of compensation increases, among others. The Company recognizes the funded status of its defined benefit and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through Accumulated other comprehensive income (loss) in the consolidated balance sheets.

Net Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share (“EPS”) is based upon net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS, for periods after the Distribution date, reflects the effect of the assumed exercise of stock options and vesting of restricted shares, restricted stock units and shares restricted on the same basis as underlying Cablevision restricted shares (see Note 15) only in the periods in which such effect would have been dilutive.

Common shares assumed to be outstanding during the years ended December 31, 2009 and 2008 totaled 73,309, representing the shares issued to Cablevision shareholders on the Distribution date for purposes of calculating EPS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Asset Retirement Obligations

The Company has recorded asset retirement obligations primarily related to the estimated cost associated with the removal of assets which will result from the Transformation. A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The obligation is initially measured at fair value using expected present value techniques. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement cost capitalized.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides amendments that (a) updated the criteria for separating consideration in multiple-deliverable arrangements, (b) established a selling price hierarchy for determining the selling price of a deliverable, and (c) replaced the term “fair value” in the revenue allocation guidance with the term “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions. ASU No. 2009-13 eliminated the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determines its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption being permitted. The Company retrospectively adopted ASU No. 2009-13 effective as of January 1, 2009.

Note 3. Net Earnings (Loss) per Common Share

The following table presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS.

	Years Ended December 31,
	2010	2009	2008
Weighted-average shares for basic EPS	73,864	73,309	73,309
Dilutive effect of shares issuable under share-based compensation plans and shares restricted on the same basis as underlying Cablevision restricted shares	2,850	—	—

Weighted-average shares for diluted EPS	76,714	73,309	73,309

The calculation of diluted EPS for the year ended December 31, 2010, does not include 39 shares because the effect of their inclusion would have been anti-dilutive.

Note 4. Impairment Charges

During 2010, the Company evaluated whether or not an impairment of the deferred costs associated with Banana Shpeel, a show that the Company co-produced with Cirque du Soleil, had occurred as a result of its financial performance. In determining whether the deferred costs were recoverable, the Company estimated the undiscounted future cash flows over the expected term of the show and compared the undiscounted cash flows to the asset’s carrying value. As a result, the Company concluded the costs would not be recoverable. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

then determined the fair value of the asset by discounting the estimated future cash flows. The impairment charge was the difference between the carrying value of the asset and its fair value. As such, during 2010, the Company’s MSG Entertainment segment recorded a pre-tax impairment charge of $9,945 for the unamortized deferred costs remaining on the Company’s consolidated balance sheet at the end of the show’s run at the Beacon Theatre. This pre-tax impairment charge is reflected in direct operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2010.

The Company evaluated whether or not an impairment of the deferred costs associated with the Radio City Christmas Spectacular Arena Tour (the “Arena Tour”) had occurred as a result of its financial performance and the Company’s decision to seek alternative uses of Arena Tour assets in connection with plans to produce shows in other venues. As such, during 2010, the Company’s MSG Entertainment segment recorded pre-tax impairment charges of $1,492 related to Arena Tour assets. This pre-tax impairment charge is reflected in direct operating expenses in the accompanying consolidated statement of operations.

As part of its periodic review of expected usefulness of programming rights, the Company’s MSG Media segment determined that there was no impairment associated with these assets in 2010. The MSG Media segment recorded impairment losses of $667 and $1,129 in 2009 and 2008, respectively, which are included in direct operating expense.

Note 5. Team Personnel Transactions and Insurance Recoveries

Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players on our sports teams for career-ending or season-ending injuries, waivers and trades, and termination costs of other team personnel (“Team Personnel Transactions”). The Company’s MSG Sports segment recognizes the estimated ultimate costs of these events, including the Company’s estimated future obligation for luxury tax attributable to Knicks player transactions, in the period in which they occur, net of anticipated insurance recoveries. Amounts due to such players are generally paid over their remaining contract terms. Provisions for Team Personnel Transactions amounted to $8,663, $23,837, and $24,927 for the years ended December 31, 2010, 2009, and 2008, respectively, which were net of insurance recoveries of $820, $426 and $11,935, respectively.

In addition, during the years ended December 31, 2010 and 2009, the Company recorded $7,999 and $4,838, respectively, in insurance recoveries related to non season-ending player injuries. There were no insurance recoveries recorded during the year ended December 31, 2008 related to non season-ending player injuries.

The accompanying consolidated balance sheet as of December 31, 2009 includes $5,929 in other current assets, for these team personnel-related insurance recoveries. There were no similar outstanding balances as of December 31, 2010.

Note 6. Investments

As of December 31, 2010, the Company had an unconsolidated investment of $37,632 in which it held a non-controlling ownership interest in Front Line Management Group, Inc. (“Front Line”), which was accounted for under the cost method and reported as a component of other assets in the accompanying consolidated balance sheets. During each of the years ended December 31, 2010 and 2009, the Company received a $2,000 dividend representing the distribution of earnings from this investment which was recognized in miscellaneous income in the accompanying consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On February 4, 2011, the Company exchanged its ownership interest in Front Line, valued at approximately $41,000, for approximately 3,913 shares, or 2.16%, of Live Nation Entertainment, Inc. (“Live Nation”) common stock as of that date. Additionally in the first quarter of 2011, the Company received a dividend of approximately $2,200 from its original investment in Front Line. The Company believes that the fair value of Live Nation common stock received on February 4, 2011 approximated the fair value of the Front Line investment at December 31, 2010.

Note 7. Goodwill and Intangible Assets

The carrying amount of goodwill as of December 31, 2010 and 2009 by reportable segment is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187

$742,492

The following table summarizes information relating to the Company’s intangible assets as of December 31, 2010 and 2009:

As of December 31, 2010	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Affiliation agreements and affiliate relationships (a)	$120,536	$(48,814)	$71,722
Season ticket holder relationships	75,005	(31,824)	43,181
Suite holder relationships	15,394	(8,044)	7,350
Broadcast rights	15,209	(12,706)	2,503
Other intangibles (a)	17,743	(12,096)	5,647

Total intangible assets subject to amortization	243,887	(113,484)	130,403

Sports franchises (MSG Sports segment)	96,215	—	96,215
Trademarks (MSG Entertainment segment)	61,881	—	61,881

Total indefinite-lived intangible assets	158,096	—	158,096

Total intangible assets	$401,983	$(113,484)	$288,499

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of December 31, 2009	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Affiliation agreements and affiliate relationships	$124,770	$(45,909)	$78,861
Season ticket holder relationships	75,005	(26,377)	48,628
Suite holder relationships	15,394	(6,645)	8,749
Broadcast rights	15,209	(11,182)	4,027
Other intangibles	23,001	(15,238)	7,763

Total intangible assets subject to amortization	253,379	(105,351)	148,028

Sports franchises (MSG Sports segment)	96,215	—	96,215
Trademarks (MSG Entertainment segment)	61,881	—	61,881

Total indefinite-lived intangible assets	158,096	—	158,096

Total intangible assets	$411,475	$(105,351)	$306,124

(a)	During the year ended December 31, 2010 certain intangible assets became fully amortized.

The following table summarizes estimated useful lives of Company’s intangible assets:

Estimated Useful Lives
Affiliation agreements and affiliate relationships	10 to 24 years
Season ticket holder relationships	10 to 15 years
Suite holder relationships	11 years
Broadcast rights	10 years
Other amortizable intangibles	7 to 15 years

Amortization expense for intangible assets amounted to $17,625, $19,548, and $23,672 for the years ended December 31, 2010, 2009, and 2008, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each year from 2011 through 2015 to be as follows:

For the year ended December 31, 2011	$17,219
For the year ended December 31, 2012	14,447
For the year ended December 31, 2013	10,575
For the year ended December 31, 2014	10,575
For the year ended December 31, 2015	10,575

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note 8. Property and Equipment

As of December 31, 2010 and 2009 property and equipment (including equipment under capital leases) consisted of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated Useful Lives
	2010	2009
Land	$67,921	$67,921
Buildings	209,857	185,618	5 to 45 years
Equipment	242,847	222,965	2 to 20 years
Aircraft	42,961	38,611	15 years
Furniture and fixtures	17,085	14,330	3 to 9 years
Leasehold improvements	141,636	129,352	Shorter of term of lease or life of improvement
Construction in progress	159,075	58,431

	881,382	717,228
Less accumulated depreciation and amortization	(408,561)	(375,223)

	$472,821	$342,005

Depreciation and amortization expense on property and equipment (including capital leases) amounted to $39,282, $41,788, and $42,559, respectively, for the years ended December 31, 2010, 2009, and 2008.

Project-to-date, the Company has incurred approximately $171,000 in construction costs associated with the Transformation that are primarily recorded in construction in progress. As of December 31, 2010, approximately $18,000 of property and equipment related to the Transformation have been placed in service. Depreciation is being accelerated for The Garden assets that are planned to be removed as a result of the Transformation.

As of December 31, 2010 and 2009, the gross amount of equipment and related accumulated depreciation recorded under capital leases are as follows:

	December 31,
	2010	2009
Equipment	$13,304	$13,351
Less accumulated depreciation	(9,557)	(8,588)

	$3,747	$4,763

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has recorded asset retirement obligations primarily related to the estimated cost associated with the removal of assets which will result from the Transformation (see Note 2). The changes in the carrying amount of asset retirement obligations for the years ended December 31, 2010 and 2009 are as follows:

Balance as of January 1, 2009	$19,957
Accretion expense	593

Balance as of December 31, 2009	20,550
Revisions in estimated liabilities, net	9,632
Payments	(2,824)

Balance as of December 31, 2010	$27,358

As of the December 31, 2010, $21,867 of the total asset retirement obligation was recorded in other accrued liabilities in accompanying consolidated balance sheet.

Note 9. Debt

Total debt of the Company consists of the following:

	December 31,
	2010	2009
Revolving Credit Facility	$—	$—
Capital lease obligations due to a subsidiary of Cablevision(a)	4,920	6,235

Total	$4,920	$6,235

(a)	Classified in other liabilities in the accompanying consolidated balance sheets.

Revolving Credit Facility

On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a new senior secured revolving credit facility of up to $375,000 with a term of five years (the “Revolving Credit Facility”). The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including but not limited to the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of December 31, 2010, there was $6,900 in letters of credit issued under the Revolving Credit Facility. The Company’s available borrowing capacity under the Revolving Credit Facility as of December 31, 2010 was $368,100.

The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for Madison Square Garden, Inc. As of December 31, 2010, the Company was in compliance with the financial covenants in the Revolving Credit Facility.

In connection with the entry into this borrowing facility, the Company incurred deferred financing costs of $10,900, which are being amortized to interest expense over the five-year term of the Revolving Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Capital Leases

Capital lease assets for transponder space have been subleased to the Company from Cablevision. As of December 31, 2010, the future minimum lease payments for capital lease obligations were as follows:

2011	$1,822
2012	622
2013	622
2014	622
2015	622
Thereafter	2,676

Total minimum lease payments	6,986
Less amount representing interest	(2,066)

Present value of minimum future capital lease payments	4,920
Less principal portion of current installments	(1,418)

Long-term portion of obligations under capital leases	$3,502

Note 10. Operating Leases

The Company has various long-term noncancelable operating lease agreements with non-affiliates primarily for entertainment venues and office and storage space expiring at various dates through 2026. Certain leases include renewal provisions at our option and provide for additional rent based on sales. The rent expense associated with such operating leases is recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense under these lease agreements totaled $38,374, $31,189, and $29,222 for the years ended December 31, 2010, 2009, and 2008, respectively.

As of December 31, 2010, future minimum rental payments under leases having noncancelable initial lease terms in excess of one year were as follows:

2011	$38,892
2012	39,965
2013	40,149
2014	38,269
2015	38,506
Thereafter	210,135

$405,916

Under the terms of a lease agreement and related guaranty, subsidiaries of the Company have certain operating requirements and are required to meet a certain net worth obligation. In the event that these subsidiaries were to fail to meet the required obligations and were unable to avail themselves of the provided for cure options, the landlord could terminate the lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note 11. Contractual Obligations and Off Balance Sheet Arrangements

Future cash payments required under unconditional purchase obligations pursuant to material contracts entered into by the Company in the normal course of business and outstanding letters of credit as of December 31, 2010 are summarized in the following table.

	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements:
Contractual obligations (a)	$1,305,380	$181,495	$253,031	$168,140	$702,714
Letters of credit (b)	6,900	6,900	—	—	—

	1,312,280	188,395	253,031	168,140	702,714

Contractual obligations reflected on the balance sheet (c)	50,877	19,486	4,492	7,836	19,063

Total	$1,363,157	$207,881	$257,523	$175,976	$721,777

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

(b)	Consists primarily of letters of credit obtained by the Company under the Revolving Credit Facility as collateral for certain insurance policies and for a lease agreement.

(c)

Consists principally of amounts earned under employment agreements that the Company has with certain of its professional sports teams’ personnel in the MSG Sports segment. See Note 2 for further discussion as to the nature of these contractual obligations.

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the NBA for luxury tax payments or revenue assistance, or the NHL for revenue sharing.

On July 8, 2010, in connection with the Transformation, the Company entered into a construction management agreement (the “Construction Agreement”) with Turner Construction Company (“Turner”). Under the Construction Agreement, the Company has engaged Turner to act as construction manager for the Transformation, with responsibility for the orderly and expeditious performance of the construction work associated with the Transformation, including the direct performance of construction work, the engagement and supervision of, and responsibility for, subcontractors and the achievement of specific construction-related milestones in accordance with the timetable prescribed for the Transformation. For more information on the Construction Agreement, refer to the Company’s filing on Form 8-K filed with the SEC on July 9, 2010.

Note 12. Legal Matters

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Note 13. Fair Value Measurement

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

•	Level III — Instruments whose significant value drivers are unobservable.

The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
December 31, 2010
Assets:
Cash equivalents	$341,860	$—	$—	$341,860
December 31, 2009
Assets:
Cash equivalents	$109,296	$—	$—	$109,296

The Company’s cash equivalents are primarily invested in money market funds and time deposits and are classified within Level I of the fair value hierarchy because they are valued using unadjusted quoted prices for identical assets in active markets. The carrying amount of the Company’s cash equivalents approximates fair value due to their short-term maturities.

Note 14. Pension and Other Postretirement Benefit Plans

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

(Continued)

In addition, the Company sponsors two non-contributory qualified defined benefit pension plans covering certain of its union employees (“Union Plans”). Benefits payable to retirees under the Union Plans are based upon years of service and, for one plan, participants’ compensation.

Prior to the Distribution, certain Company employees participated in the Cablevision Cash Balance Pension Plan, a non-contributory qualified cash balance retirement plan, and the Cablevision Excess Cash Balance Plan, an unfunded non-contributory non-qualified excess cash balance plan (collectively, the “Cablevision Cash Balance Plans”). Effective January 1, 2010, employees of the Company ceased participation in the Cablevision Cash Balance Plans and began participation in the Company-sponsored MSG Cash Balance Pension Plan and MSG Excess Cash Balance Plan, an unfunded non-contributory, non-qualified excess cash balance plan (collectively, the “MSG Cash Balance Plans”). Also effective January 1, 2010, the Company assumed the liability to pay benefits to current and former employees of the Company who had previously participated in the Cablevision Cash Balance Plans. As of December 31, 2010, the Company expects that plan assets with a fair value of approximately $9,462 will be transferred from the Cablevision Cash Balance Pension Plan to the MSG Cash Balance Pension Plan during the first quarter of 2011.

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

The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated balance sheets associated with the Pension Plans and Postretirement Plan based upon actuarial valuations as of December 31, 2010 and 2009 (the measurement date).

	Pension Plans		Postretirement Plan
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$89,687	$93,394	$6,212	$6,210
Transfer of liabilities (a)	15,642	—	—	—
Service cost	6,074	391	199	234
Interest cost	6,351	5,279	342	337
Actuarial loss (gain)	8,658	(7,211)	1,173	(295)
Benefits paid	(3,709)	(2,166)	(238)	(274)

Benefit obligation at end of year	122,703	89,687	7,688	6,212

Change in plan assets:
Fair value of plan assets at beginning of year	49,995	71,536	—	—
Plan assets receivable (b)	9,580	—	—	—
Actual return on plan assets	3,434	(19,954)	—	—
Employer contributions	13,741	579	—	—
Benefits paid	(3,709)	(2,166)	—	—

Fair value of plan assets at end of year	73,041	49,995	—	—

Funded status at end of year	$(49,662)	$(39,692)	$(7,688)	$(6,212)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(a)

Represents the benefit obligation related to the Cablevision Cash Balance Plans as of January 1, 2010, the date which the Company assumed the liability to pay benefits to its current and former employees who had participated in the Cablevision Cash Balance Plans.

(b)

Represents the fair value as of January 1, 2010 for the plan assets that were held by the Cablevision Cash Balance Pension Plan related to the MSG Cash Balance Pension Plan. Other changes in plan assets for 2010 include activity related to these assets which were not physically held by the MSG Cash Balance Pension Plan as of December 31, 2010.

Amounts recognized in the consolidated balance sheets as of December 31, 2010 and 2009 consist of:

	Pension Plans		Postretirement Plan
	2010	2009	2010	2009
Current liabilities (included in accrued employee related costs)	$(1,392)	$(504)	$(258)	$(235)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(48,270)	(39,188)	(7,430)	(5,977)

	$(49,662)	$(39,692)	$(7,688)	$(6,212)

Accumulated other comprehensive income (loss), before tax, as of December 31, 2010 and 2009 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	2010	2009	2010	2009
Actuarial gain (loss)	$(34,350)	$(26,113)	$(152)	$1,095
Prior service credit (cost)	(129)	(2)	654	786

	$(34,479)	$(26,115)	$502	$1,881

Components of net periodic benefit cost for the Company’s Pension Plans and Postretirement Plan for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Pension Plans			Postretirement Plan
	2010	2009	2008	2010	2009	2008
Service cost	$6,074	$391	$334	$199	$234	$251
Interest cost	6,351	5,279	4,836	342	337	331
Expected return on plan assets	(1,617)	(2,289)	(4,509)	—	—	—
Recognized actuarial loss (gain)	2,245	192	50	(75)	(56)	(67)
Amortization of unrecognized prior service cost (credit)	28	2	—	(132)	(132)	(132)

Net periodic benefit cost	$13,081	$3,575	$711	$334	$383	$383

In connection with the Cablevision Cash Balance Plans, Cablevision charged the Company for credits made into a notional account established for each participant. In addition to the amounts reflected in the table above for Company sponsored benefit plans, for the years ended December 31, 2009 and 2008, the Company recorded $5,139 and $3,673, respectively, of expense related to the Cablevision Cash Balance Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2010 and 2009 are as follows:

	Pension Plans		Postretirement Plan
	2010	2009	2010	2009
Actuarial gain (loss)	$(6,770)	$(15,033)	$(1,172)	$295
Recognized actuarial (gain) loss	2,245	192	(75)	(56)
Recognized prior service (credit) cost	28	2	(132)	(132)
Transfer of unrecognized actuarial loss from Cablevision as a result of the Cablevision Cash Balance Plans transfer	(3,712)	—	—	—
Transfer of unrecognized prior service cost from Cablevision as a result of the Cablevision Cash Balance Plans transfer	(155)	—	—	—

Total recognized in other comprehensive income (loss)	$(8,364)	$(14,839)	$(1,379)	$107

The estimated net loss and prior service cost for the Pension Plans expected to be amortized from accumulated other comprehensive income (loss) and recognized as components of net periodic benefit cost over the next fiscal year are $2,376 and $130, respectively. The estimated net loss and prior service credit for the Postretirement Plan expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $2 and $132, respectively.

Funded Status

The accumulated benefit obligation for the Pension Plans aggregated to $121,999 at December 31, 2010. As of December 31, 2010 each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.

The accumulated benefit obligation for the Pension Plans aggregated to $88,738 at December 31, 2009. As of December 31, 2009 each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.

Pension Plans and Postretirement Plan Assumptions

Weighted-average assumptions used to determine benefit obligations (made at the end of the year) as of December 31, 2010 and 2009 are as follows:

	Pension Plans		Postretirement Plan
	2010	2009	2010	2009
Discount rate	5.55%	6.24%	5.35%	5.90%
Rate of compensation increase	3.00%	2.00%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	9.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2019	2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the year) for the years ended December 31, 2010, 2009, and 2008 are as follows:

	Pension Plans			Postretirement Plan
	2010	2009	2008	2010	2009	2008
Discount rate	6.24%	5.81%	6.15%	5.90%	5.80%	6.05%
Expected long-term return on plan assets	4.06%	4.00%	7.41%	n/a	n/a	n/a
Rate of compensation increase	2.00%	3.00%	3.00%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	8.00%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2014	2014	2014

The discount rate was determined (based on the expected duration of the benefit payments for the plans) from the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which the Company believed the plans’ benefits could be effectively settled. The Company’s expected long-term return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of returns were selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) on Total of Service and Interest Cost Components for the Years Ended December 31,			Increase (Decrease) on Benefit Obligation at December 31,
	2010	2009	2008	2010	2009
One percentage point increase	$70	$75	$80	$871	$703
One percentage point decrease	$(60)	$(66)	$(71)	$(758)	$(612)

Plan Assets and Investment Policy

The weighted-average asset allocation of the Retirement Plan and Union Plans at December 31, 2010 and 2009 was as follows:

Asset Category:	2010	2009
Fixed income securities	59%	68%
Cash equivalents	41%	32%

	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On January 1, 2007, the Retirement Plan, Union Plans, and the Cablevision sponsored Cash Balance Retirement Plan assets were pooled together, along with other Cablevision related party benefit plans, into the Cablevision Retirement Plan Master Trust (“Master Trust”). Although assets of these plans were commingled in the Master Trust, the trustee maintained supporting records for the purpose of allocating the net gain or loss of the investment account to these plans. The net investment income or loss of the investment assets was allocated by the trustee to the Retirement Plan, Union Plans and Cablevision Cash Balance Retirement Plan based on the relationship of the interest of each plan to the total of the interests of the plans in the Master Trust.

On July 1, 2008, the trustee for the Master Trust was changed, whereby the trustee maintained the assets of the Cablevision Cash Balance Retirement Plan (“Cablevision Plan Trust”) separately from the Retirement Plan and Union Plans (“MSG Pension Plan Trust”). All investment gains and losses that prior to July 1, 2008 were allocated between the Cablevision Cash Balance Retirement Plan, Retirement Plan, and Union Plans based on their interest in the total assets of the Master Trust, were then accounted for by the trustee based on investment gains and losses on the assets held in the Cablevision Plan Trust and MSG Pension Plan Trust. Investment gains and losses for the Retirement Plan and Union Plans are allocated by the trustee based on the relationship of the interest of each of these plans to the total of the interest of these plans in the MSG Pension Plan Trust.

The Master Trust’s investment objectives were to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the plans. This required the Master Trust to subject a portion of its assets to increased risk to generate a greater rate of return. The investments held in the Master Trust were readily marketable and could be sold to fund benefit payment obligations of the plans as they became payable.

In November 2008, the Master Trust’s investment objectives were amended to reflect an overall lower risk tolerance to stock market volatility. The amended investment objectives modified the asset allocations so that any equity investments held by the Master Trust would be reinvested in cash, cash equivalent investments and/or other appropriate fixed income investments.

Prior to the Distribution, investment allocation decisions were formally made by Cablevision’s Investment and Benefit Committee, which took into account investment advice provided by its external investment consultant. The investment consultant took into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to Cablevision’s Investment and Benefit Committee. The investment consultant also took into account the plans’ liabilities when making investment allocation decisions. Those decisions were driven by asset/liability studies conducted by the external investment consultant who combined actuarial considerations and strategic investment advice. The major categories of the Master Trust’s assets were cash equivalents and long duration bonds which were marked-to-market on a daily basis. Due to the Master Trust’s significant holdings in long duration bonds, the Master Trust’s assets were subjected to interest-rate risk; specifically, a rising interest rate environment. However, these assets were structured in an asset/liability framework. Consequently, an increase in interest rates would cause a corresponding decrease to the overall liability of the plans thus creating a hedge against rising interest rates. Additional risks involving the asset/liability framework included earning insufficient returns to cover future liabilities and imperfect hedging of the liability. In addition, a portion of the Master Trust’s long-duration bond portfolio invested in non-government securities which were subject to credit-risk of the bond issuer defaulting on interest and/or principal payments.

In connection with the Distribution, investment allocation authority was formally transferred to the Company’s Investment and Benefits Committee, which takes into account investment advice provided by its external investment consultant. The recommendations made to the Company’s Investment and Benefits Committee by its investment consultant takes into account the same factors that were considered by the Cablevision Investment and Benefit Committee’s investment consultant. As of June 1, 2010, the Company established a separate trust for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the Retirement Plan and separate trusts for each of the Union Plans (the “New Trusts”). The investments and investment objectives of the New Trusts are similar in all respects to those of the Master Trust. On June 1, 2010, the assets held by the Master Trust were transferred to the New Trusts based on the relationship of the interest of each of these plans to the total of the interest of these plans that were formerly in the MSG Pension Plan Trust.

Investments at Estimated Fair Value

The cumulative fair values of the individual plan assets at December 31, 2010 by asset category are as follows:

2010 Investments at Fair Value	Level I	Level II	Level III	Total
Registered investment company mutual funds(a):
Money market	$26,140	$—	$—	$26,140
U.S. government bonds	37,439	—	—	37,439

Total investments measured at fair value	$63,579	$—	$—	$63,579

2009 Investments at Fair Value	Level I	Level II	Level III	Total
Registered investment company mutual funds:
Money market	$16,047	$—	$—	$16,047
U.S. government bonds	33,948	—	—	33,948

Total investments measured at fair value	$49,995	$—	$—	$49,995

(a)

This table excludes the fair value of investments related to the MSG Cash Balance Pension Plan which were held by the Cablevision Cash Balance Pension Plan as of December 31, 2010. As of December 31, 2010, the Company expects that plan assets with a fair value of approximately $9,462 will be transferred from the Cablevision Cash Balance Pension Plan to the MSG Cash Balance Pension Plan in the first quarter of 2011.

Contributions for Qualified Defined Benefit Pension Plans

The Company contributed $10,100 and $2,545 to the Retirement Plan and Union Plans, respectively, during the year ended December 31, 2010. The Company expects to contribute $2,000, $1,244, and $9,200 to the Retirement Plan, the Union Plans, and the MSG Cash Balance Pension Plan, respectively, in 2011.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments, as well as the expected Medicare Prescription Drug Subsidy, for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan	Subsidy

2011	$5,575	$284	$21
2012	5,962	313	22
2013	7,122	353	22
2014	7,516	398	22
2015	7,689	468	22
2016 – 2020	47,156	3,309	99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Cablevision Sponsored Savings Plans

Cablevision sponsors qualified and non-qualified savings plans (the “Cablevision Savings Plans”) in which employees of the Company continued to participate for a period of time after the Distribution (the “Transition Period”) until such time that the Company established its own savings plans. The Company made matching cash contributions on behalf of its employees to the Cablevision Savings Plans in accordance with the terms of those plans. Expenses related to the Cablevision Savings Plans included in the accompanying consolidated statements of operations totaled $2,794, $2,397, and $2,141 for the years ended December 31, 2010, 2009, and 2008, respectively. Effective February 1, 2011, the Company established the Madison Square Garden, L.P. 401(k) Savings Plan and the Madison Square Garden, L.P. Excess Savings Plan (the “Madison Square Garden Savings Plans”). As of February 1, 2011, eligible employees of the Company have ceased participation in the Cablevision Savings Plans and participate in the Madison Square Garden Savings Plans.

Multi-employer Plans

The Company contributes to various multi-employer pension plans. Contributions made to these multi-employer pension plans for the years ended December 31, 2010, 2009 and 2008 approximated $8,111, $7,715 and $7,717, respectively. In addition, the Company contributed $9,375, $8,813, and $8,154, respectively for the years ended December 31, 2010, 2009 and 2008, to multi-employer plans that provide health and welfare benefits to active as well as retired employees.

Note 15. Share-based Compensation

In connection with the Distribution, the Company adopted the Madison Square Garden, Inc. 2010 Employee Stock Plan (the “Employee Stock Plan”) and the Madison Square Garden, Inc. 2010 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).

Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 7,000 shares of Madison Square Garden, Inc. Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of Madison Square Garden, Inc. Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include terms or conditions based upon performance criteria.

Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units, restricted shares, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 300 shares of Madison Square Garden, Inc. Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of Madison Square Garden, Inc. Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Treatment After the Distribution of Share-based Payment Awards Initially Granted Under Cablevision Equity Award Programs

Prior to the Distribution certain Company employees and employees and non-employee directors of Cablevision (some of whom are employees or directors of the Company) participated in Cablevision’s equity award programs (“Cablevision Stock Plans”).

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

Further, in connection with the Distribution, one share of Madison Square Garden, Inc. Class A Common Stock was issued in respect of every four shares of Cablevision restricted stock, and such Madison Square Garden, Inc. shares are restricted on the same basis as the underlying Cablevision restricted shares. These shares were not issued under any of the Company’s new equity plans as they were issued as a dividend in respect of Cablevision NY Group Class A Common Stock in connection with the Distribution.

In addition, in connection with the Distribution, non-employee directors of Cablevision (some of whom are directors of the Company) received one share of Madison Square Garden, Inc. Class A Common Stock under the Non-Employee Director Plan for every four restricted stock units held under the applicable Cablevision equity plan. Such Madison Square Garden, Inc. shares were not subject to any restrictions.

As a result of the Distribution, Madison Square Garden, Inc. issued to holders of Cablevision equity awards (including its employees and Cablevision employees and/or non-employee directors) 2,238 shares of Madison Square Garden, Inc. Class A Common Stock (restricted on the same basis as the underlying Cablevision shares), 45 unrestricted shares of Madison Square Garden, Inc. Class A Common Stock, 2,471 non-qualified options for Madison Square Garden, Inc. Class A Common Stock and 155 Madison Square Garden, Inc. SARs.

Share-based Compensation Expense

The following table presents the share-based compensation expense (income) reduced for forfeitures recorded during 2010, 2009 and 2008. Forfeitures were estimated based on historical experience. Amounts reported for 2010 relate to share-based awards granted to Company employees and non-employees directors under the Employee Stock Plan, Non-Employee Director Plan, respectively, and Cablevision Stock Plans. Amounts reported for 2009 and 2008 relate to Company employees participating in the Cablevision Stock Plans and compensation expense relating to Cablevision corporate employees and directors and the portion of such share-based compensation expense that was allocated to the Company. Share-based compensation expense related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Cablevision Corporate Employees and Directors Allocated to the Company in the following table include allocations for the Company’s Executive Chairman and President and Chief Executive Officer (which amounts are not included in the Company employee amounts), given they are also executive officers of Cablevision.

	Expenses Related to Awards Granted to Company Employees and Directors			Expenses Related to Awards Granted to Cablevision Corporate Employees and Directors Allocated to the Company			Total Share-based Compensation Expense
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Company restricted stock units	$4,870	$—	$—	$—	$—	$—	$4,870	$—	$—
Company stock appreciation rights	64	—	—	—	—	—	64	—	—
Company restricted shares	1,555	—	—	—	—	—	1,555	—	—
Cablevision stock options	—	372	1,202	—	1,050	1,011	—	1,422	2,213
Cablevision stock appreciation rights	307	699	(573)	—	211	(574)	307	910	(1,147)
Cablevision restricted shares	4,537	7,278	7,334	—	4,652	4,332	4,537	11,930	11,666

Total share-based compensation	$11,333	$8,349	$7,963	$—	$5,913	$4,769	$11,333	$14,262	$12,732

Share-based compensation expense was recognized in the consolidated statements of operations as part of selling, general and administrative expenses. There were no costs related to share-based compensation that were capitalized.

Valuation Assumptions

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. The key assumptions used in this model are the grant price of the award, the expected award term, volatility of the Company’s stock, the risk-free rate, and the Company’s dividend yield. There were no stock options granted by the Company in 2010, 2009, or 2008, other than those issued in respect of outstanding Cablevision options on the Distribution date. The fair value of stock appreciation rights are estimated on the date of grant and at the end of each reporting period. There were approximately 4 Company stock appreciation rights and 13 Cablevision stock appreciation rights outstanding as of December 31, 2010, with a total value of $332. In addition, there were 37 Company stock appreciation rights held by Cablevision employees as of December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Share-Based Payment Award Activity

The following table summarizes activity relating to holders (including both Company and Cablevision employees) of Madison Square Garden, Inc. stock options for the period from February 10, 2010 (the day following the Distribution date) to December 31, 2010:

	Number of		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (b)
	Time Vesting Options	Performance Vesting Options (a)
Balance, February 10, 2010	2,308	163	$9.53	4.84	$20,450
Exercised	(377)	(43)	8.64
Forfeited/Expired	(48)	—	27.73

Balance, December 31, 2010	1,883	120	$9.29	4.16	$33,050

Options exercisable at December 31, 2010	1,040	120	$10.11	4.22	$18,207

Options expected to vest in future	843	—	$8.17	4.07	$14,843

(a)	The Cablevision performance objective with respect to these awards has been achieved.

(b)

The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Company’s NY Group Class A common stock on February 10, 2010 and December 31, 2010.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Madison Square Garden, Inc. Class A Common stock for all options outstanding (and all exercisable) which were all in-the-money at December 31, 2010. For the year ended December 31, 2010, the aggregate intrinsic value of options exercised under Company’s Employee Stock Plan was $7,207, determined as of the date of option exercise. For the years ended December 31, 2009 and 2008, the aggregate intrinsic value of options exercised by Company employees under the Cablevision Stock Plans was $2,876 and $463, respectively, determined as of the date of option exercise, plus the dividends, as applicable.

The following table summarizes activity relating to holders (including both Company and Cablevision employees) of Madison Square Garden, Inc. Class A Common Stock restricted on the same basis as the underlying Cablevision restricted shares, as well as restricted shares issued under the Employee Stock Plan for the period from February 10, 2010 (the day following the Distribution date) to December 31, 2010:

	Restricted Shares		Weighted- Average Fair Value Per Share at Date of Grant
Unvested award balance, February 10, 2010	2,238	(a)	$12.46
Granted	119	(b)	21.90
Vested	(453	)(c)	20.10
Forfeited	(52)		9.53

Unvested award balance, December 31, 2010	1,852		$11.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(a)	Represents shares of the Madison Square Garden, Inc. Class A Common Stock restricted on the same basis as the underlying Cablevision restricted shares.

(b)	On March 29, 2010, the Company granted to an employee, under the Employee Stock Plan, 119 shares of restricted stock. This award is subject to performance criteria.

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

Of the total unvested award balance as of December 31, 2010, 1,424 shares of MSG Class A Common Stock restricted on the same basis as the underlying Cablevision restricted shares were held by Cablevision employees (including shares of the Company granted to Company’s Executive Chairman and President and Chief Executive Officer, as employees of Cablevision).

The following table summarizes activity relating to holders of Madison Square Garden, Inc. Restricted Stock Units (“RSUs”) for the period from February 10, 2010 (the day following the Distribution date) to December 31, 2010:

	Number of				Weighted-Average Fair Value Per Share At Date of Grant
	Time Vesting RSUs		Performance Vesting RSUs
Balance, February 10, 2010	—		—		$—
Granted	551	(a) (b)	301	(a)	21.29
Vested	(54	)(b)	—		21.90
Forfeited	(43)		—		21.90

Balance, December 31, 2010	454		301		$21.21

(a)

Primarily represents a grant made by the Company to its employees under the Employee Stock Plan, on March 29, 2010, of 753 restricted stock units, of which 301 are subject to the attainment of certain performance criteria. These awards are subject to three-year cliff vesting. The restricted stock units will settle in stock, or, at the option of the Compensation Committee, in cash.

(b)

During the year ended December 31, 2010 the Company granted its non-employee directors, under the Non-Employee Director Plan, 54 restricted stock units which immediately vested. The awards will be settled in stock, or, at the option of the Compensation Committee, in cash, on the first business day ninety days after the director’s service on the Board of Directors ceases.

Note 16. Related Party Transactions

The Dolan family, including trusts for the benefit of the Dolan family, collectively owns all of the Company’s outstanding Class B Common Stock, less than 3.5% of outstanding Madison Square Garden, Inc. Class A Common Stock and thereby holds approximately 70% of the total voting power of Madison Square Garden, Inc.’s outstanding common stock. The Dolan family is also the controlling stockholder of Cablevision.

In connection with the Distribution, the Company entered into various agreements with Cablevision, such as a distribution agreement, a tax disaffiliation agreement, a transition services agreement and an employee matters

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

agreement. These agreements govern certain of the Company’s relationships with Cablevision subsequent to the Distribution and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Distribution. These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships. The distribution agreement includes an agreement that the Company and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses Cablevision transferred to the Company.

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

The following table summarizes the composition and amounts of the significant transactions with Cablevision that are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Revenues	$159,907	$126,694	$121,059

Operating expenses:
Corporate general and administrative	$(8,369)	$(25,637)	$(24,290)
Origination, master control and post production services	(9,006)	(12,154)	(12,641)
Risk management and general insurance	(713)	(6,161)	(6,371)
Cablevision long-term incentive plans	—	(5,017)	(5,505)
Share-based compensation	—	(5,913)	(4,769)
Health and welfare plans	—	(12,682)	(10,656)
Rent expense	(542)	(6,280)	(6,187)
Other expenses	(5,712)	(4,607)	(5,795)

Revenues

The Company recognizes revenue from the distribution of programming services to subsidiaries of Cablevision. Cablevision pays the Company for advertising in connection with signage at events, sponsorships and media advertisements.

Corporate General and Administrative

General and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as executive management, human resources, legal, finance, tax, accounting, audit, treasury, strategic planning, information technology, transportation services, creative and production services, etc.) were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

charged to the Company by Cablevision through December 31, 2009. From January 1, 2010 through the Distribution date, the Company received allocations from Cablevision generally consistent with the transition services agreement, with certain adjustments. Subsequent to the Distribution date, amounts charged to the Company by Cablevision were pursuant to the transition services agreement.

Origination, Master Control and Post Production Services

Cablevision provides certain origination, master control and post production services to the Company.

Risk Management and General Insurance

Cablevision provided the Company with risk management and general insurance related services through the date of the Distribution. For periods after the Distribution, Cablevision continued to provide risk management services through the transition services agreement.

Cablevision Long-Term Incentive Plans

In 2009, 2008 and 2007, Cablevision granted three-year performance awards to certain employees under Cablevision’s 2006 Cash Incentive Plan. The performance metrics in each employee’s applicable award agreement for 2009 and 2008 are required to be adjusted to reflect the exclusion of the Company from the business of Cablevision. In addition, Cablevision granted deferred compensation awards to certain employees under Cablevision’s Long-Term Incentive Plan (which was superseded by the Cablevision 2006 Cash Incentive Plan), which were unaffected by the Distribution. For the years ended December 31, 2009 and 2008, the Company’s long-term incentive plan expense includes amounts related to Company employees participating in Cablevision award programs, as well as amounts related to Cablevision employees to the extent allocated to the Company. The amount in the table above only reflects the portion of the Company’s expense related to the allocation for Cablevision employees. Effective January 1, 2010, the Company no longer receives an allocation of long-term incentive plan expense for Cablevision employees, including expense related to the Company’s Executive Chairman, and President and Chief Executive Officer with respect to their participation in Cablevision long-term incentive plans (given that they remained as executive officers of Cablevision).

The portion of the Company’s long-term incentive plan liability as of the Distribution date related to the allocation for Cablevision employees was assumed by Cablevision and is reflected as a deemed capital contribution from Cablevision in the accompanying consolidated statement of equity and comprehensive income (loss) for the year ended December 31, 2010.

Share-based Compensation

The amount in the table above only reflects the portion of the Company’s expense related to the allocation for Cablevision employees and non-employee directors. See Note 15 for a discussion of share-based compensation expense.

Health and Welfare Plans

Employees of the Company participated in health and welfare plans sponsored by Cablevision through December 31, 2009. Health and welfare benefit costs have generally been charged by Cablevision based upon the proportionate number of participants in the plans.

Rent expense

Cablevision leases certain facilities under long-term lease agreements. The Company pays its share of monthly lease payments for the portion of the premises utilized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Expenses

The Company and Cablevision routinely enter into transactions with each other in the ordinary course of business. The Company may incur expenses charged by Cablevision that include, but are not limited to film library usage and advertising expenses.

Advances to Cablevision

As of December 31, 2009, the Company had advances outstanding to a subsidiary of Cablevision of $190,000 in the form of non-interest bearing advances. On January 28, 2010, the advances were replaced with a non-amortizing promissory note in the principal amount of $190,000, which accrued interest at rate of 3.25% per annum. The note had a maturity date of June 30, 2010 with prepayment without penalty at Cablevision’s option. In March 2010, the entire principal balance of the promissory note was repaid, along with $914 of accrued interest.

Other

See Note 9 for information on the Company’s capital lease obligations due to a subsidiary of Cablevision.

See Note 14 for discussion of the participation of Company employees in Cablevision sponsored retirement benefit plans.

Note 17. Income Taxes

Income tax expense (benefit) is comprised of the following components:

	Years Ended December 31,
	2010	2009	2008
Current expense:
Federal	$28,127	$—	$—
State and other	15,739	—	—

	43,866	—	—

Deferred expense (benefit):
Federal	12,589	16,724	(1,259)
State and other	(4,866)	1,542	(10,128)

	7,723	18,266	(11,387)

Tax expense relating to uncertain tax positions	22	—	—

Income tax expense (benefit)	$51,611	$18,266	$(11,387)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The income tax expense (benefit) differs from the amount derived by applying the statutory federal rate to pretax income (loss) principally due to the effect of the following items:

	Years Ended December 31,
	2010	2009	2008
Federal tax expense (benefit) at statutory federal rate	$47,247	$16,070	$(5,713)
State income taxes, net of federal benefit	11,258	2,909	(814)
Change in the estimated applicable corporate tax rate used to determine deferred taxes	(3,862)	(1,845)	(5,769)
Nondeductible disability insurance premiums expense and (nontaxable) disability insurance recoveries, net	(1,403)	(191)	(1,555)
Domestic production activities tax deduction	(2,148)	—	—
Tax expense relating to uncertain tax positions	22	—	—
State tax credits	(309)	—	—
Nondeductible expenses	806	1,323	2,464

Income tax expense (benefit)	$51,611	$18,266	$(11,387)

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred tax asset (liability)
Investment in MSG L.P.	$(536,336)	$(504,229)
Net operating loss carry forwards	—	7,092
Compensation and benefit plans	8,809	12,942
Other	—	88

Net noncurrent deferred tax liability	$(527,527)	$(484,107)

Deferred tax assets as of December 31, 2010 have resulted from the Company’s future deductible temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the realization of its deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statements of operations. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize the benefit for its gross deferred tax assets.

The Company has unrecognized tax benefits of $22 for uncertain tax positions as of December 31, 2010. In addition, the Company did not have any uncertain tax positions as of December 31, 2009 and 2008.

For all periods prior to the Distribution, deferred tax assets and liabilities have been measured using the estimated applicable corporate tax rates historically used by Cablevision. Due to the Company’s significant presence in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

City of New York, the estimated applicable corporate tax rate used to measure deferred taxes is higher for the Company as a stand-alone entity. As such, as of the Distribution date, an increase in the deferred tax liability of $31,353 to reflect use of the higher stand-alone estimated applicable corporate tax rate was recorded as an adjustment to paid-in capital. In addition, as of the Distribution date, the deferred tax asset for share-based awards was reduced by $4,092 through an adjustment to paid-in capital to eliminate the portion of the deferred tax asset relating to the share-based compensation expense attributable to Cablevision employees that was allocated to the Company prior to the Distribution. For all periods prior to the Distribution, allocable current income tax liabilities calculated on a stand-alone basis that the Company did not pay directly have been reflected as deemed capital contributions to the Company from Cablevision. Such contributions (distributions) amounted to $6,780, $84 and $(843) for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 18. Segment Information

The Company classifies its business interests into three reportable segments which are MSG Media, MSG Entertainment and MSG Sports. The Company allocates certain corporate costs to all of its reportable segments. In addition, the Company allocates its venue operating expenses to its MSG Entertainment and MSG Sports segments. Venue operating expenses include the non-event related costs of operating the Company’s venues, and includes such costs as rent, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense related to The Garden and The Theater at Madison Square Garden is not allocated to the reportable segments and is recognized in “All other.”

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

The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring charges or credits, which is referred to as adjusted operating cash flow (“AOCF”), a non-GAAP measure. The Company has presented the components that reconcile AOCF to operating income (loss), an accepted GAAP measure. Information as to the operations of the Company’s reportable segments is set forth below.

	Years Ended December 31,
	2010	2009	2008
Revenues
MSG Media	$551,526	$474,139	$430,004
MSG Entertainment	303,952	286,543	307,816
MSG Sports	372,174	368,607	369,333
Inter-segment eliminations	(70,516)	(66,872)	(64,195)

	$1,157,136	$1,062,417	$1,042,958

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Years Ended December 31,
	2010	2009	2008
Inter-segment revenues
MSG Media	$—	$—	$—
MSG Entertainment	468	101	99
MSG Sports	70,048	66,771	64,096

	$70,516	$66,872	$64,195

Inter-segment eliminations are primarily local television rights recognized by the Company’s MSG Sports segment from the licensing of team programming to the Company’s MSG Media segment.

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Years Ended December 31,
	2010	2009	2008
AOCF
MSG Media	$231,267	$167,358	$112,117
MSG Entertainment	(25,532)	(21,806)	10,636
MSG Sports	11,709	(17,959)	(30,883)
All other (a)	(14,680)	(6,963)	(31,149)

	$202,764	$120,630	$60,721

	Years Ended December 31,
	2010	2009	2008
Depreciation and amortization
MSG Media	$18,463	$19,723	$22,451
MSG Entertainment	9,478	10,346	9,407
MSG Sports	10,809	10,956	10,706
All other (b)	18,157	20,311	23,667

	$56,907	$61,336	$66,231

	Years Ended December 31,
	2010	2009	2008
Share-based compensation expense
MSG Media	$3,432	$5,847	$4,202
MSG Entertainment	3,562	5,420	3,692
MSG Sports	2,684	2,995	4,838
All other	1,655	—	—

	$11,333	$14,262	$12,732

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Years Ended December 31,
	2010	2009	2008
Operating income (loss)
MSG Media	$209,372	$141,788	$85,464
MSG Entertainment	(38,572)	(37,572)	(2,463)
MSG Sports	(1,784)	(31,910)	(46,427)
All other	(34,492)	(27,274)	(54,816)

	$134,524	$45,032	$(18,242)

A reconciliation of reportable segment operating income to the Company’s consolidated income (loss) from operations before income taxes is as follows:

	Years Ended December 31,
	2010	2009	2008
Total operating income for reportable segments	$169,016	$72,306	$36,574
Other operating loss	(34,492)	(27,274)	(54,816)

Operating income (loss)	134,524	45,032	(18,242)
Items excluded from operating income (loss):
Interest income	3,308	2,759	5,193
Interest expense	(6,765)	(3,876)	(3,274)
Miscellaneous income	3,924	2,000	—

Income (loss) from operations before income taxes	$134,991	$45,915	$(16,323)

	Years Ended December 31,
	2010	2009	2008
Capital expenditures
MSG Media	$21,136	$6,104	$11,413
MSG Entertainment	6,438	7,691	15,234
MSG Sports	899	366	860
All other	104,432	45,200	27,685

	$132,905	$59,361	$55,192

(a)	Consists principally of unallocated corporate general and administrative costs. In addition, amounts reported in 2008 include $24,262 of legal fees and litigation settlement costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note 19. Concentrations of Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company’s emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments. The Company did not have a single non-affiliated customer that represented 10% or more of its consolidated revenues for the years ended December 31, 2010, 2009 and 2008. As discussed in Note 16, revenues from Cablevision amounted to $159,907, $126,694, and $121,059 for the years ended December 31, 2010, 2009 and 2008, respectively, which represent 14%, 12%, and 12%, respectively, of the Company’s consolidated revenues. The following individual non-affiliated customers accounted for the following percentages of the Company’s consolidated accounts receivable balances:

	December 31,
	2010	2009
Customer A	13%	12%
Customer B	12%	11%
Customer C	10%	9%

As of December 31, 2010, approximately six thousand employees, which represents a substantial portion of the Company’s workforce, are subject to collective bargaining agreements. Approximately 8% are subject to collective bargaining agreements that expired as of December 31, 2010 and approximately 24% are subject to collective bargaining agreements that will expire as of December 31, 2011 if they are not extended prior thereto.

Note 20. Interim Financial Information (Unaudited)

The following is a summary of the Company’s selected quarterly financial data for the years ended December 31, 2010 and 2009:

2010:	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Total 2010

Revenues	$306,501	$227,131	$190,830	$432,674	$1,157,136
Operating expenses	(276,370)	(201,436)	(164,572)	(380,234)	(1,022,612)

Operating income	$30,131	$25,695	$26,258	$52,440	$134,524

Net income	$17,381	$14,013	$19,264	$32,722	$83,380

2009:	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Total 2009

Revenues	$281,318	$207,336	$161,764	$411,999	$1,062,417
Operating expenses	(283,400)	(216,104)	(149,863)	(368,018)	(1,017,385)

Operating income (loss)	$(2,082)	$(8,768)	$11,901	$43,981	$45,032

Net income (loss)	$(1,941)	$(3,899)	$10,101	$23,388	$27,649