Form 10-K/A
period 2010-12-31
Madison Square Garden, Inc.
filed 2011-04-01
CIK 1469372

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

Large accelerated ☐ filer	Accelerated ☐ filer	Non-accelerated ☑ filer	Smaller reporting ☐ company

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

Number of shares of common stock outstanding as of March 25, 2011:

Class A Common Stock – 62,105,737

Class B Common Stock – 13,588,555

Documents incorporated by reference – None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

Madison Square Garden, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 with the Securities and Exchange Commission on March 4, 2011 (the “Original Filing”). The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely for the purpose of including Items in Part III (Items 10, 11, 12, 13 and 14) that were omitted from the Original Filing.

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

CORPORATE GOVERNANCE

General

Unless the context otherwise requires, all references to “we,” “us,” “our,” “Madison Square Garden” or the “Company” refer to Madison Square Garden, Inc., together with its direct and indirect subsidiaries. “Madison Square Garden, Inc.” refers to Madison Square Garden, Inc. individually as a separate entity. Madison Square Garden, Inc. is a holding company and conducts substantially all of its operations through its subsidiaries. Our Class A Common Stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “MSG”. As a result, we are generally subject to NASDAQ corporate governance listing standards.

Madison Square Garden, Inc. was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On January 12, 2010, Cablevision’s board of directors approved the distribution of all of the outstanding common stock of Madison Square Garden, Inc. to Cablevision stockholders (the “Distribution”) and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in Madison Square Garden, L.P. The Distribution took place on February 9, 2010 (the “Distribution Date”).

Charles F. Dolan, members of his family and certain related family entities have entered into a Stockholders Agreement relating, among other things, to the voting of their shares of our Class B Common Stock. As a result, we are a “controlled company” under the corporate governance rules of NASDAQ and our Board of Directors, as permitted by NASDAQ rules, has elected not to comply with the corporate governance rules of NASDAQ requiring: (i) a majority of independent directors on our Board and (ii) an independent corporate governance and nominating committee.

As we previously announced, the Company has elected to change its fiscal year-end from December 31 to June 30, effective June 30, 2011. In connection with that change, our 2011 annual meeting will be held on November 30, 2011.

Corporate Governance Guidelines

Our Board has adopted our Corporate Governance Guidelines. These guidelines set forth our practices and policies with respect to Board composition and selection, Board meetings, executive sessions of the Board, Board committees, the expectations we have of our directors, selection of the Executive Chairman and the President and Chief Executive Officer, management succession, Board and executive compensation, and Board self-evaluation requirements. The full text of our Corporate Governance Guidelines may be viewed at our corporate website at http://investor.msg.com/governance.cfm. A copy may be obtained by writing to Madison Square Garden, Inc., Two Penn Plaza, New York, NY 10121; Attention: Corporate Secretary.

Executive Sessions of Non-Management and Independent Board Members

Under our Corporate Governance Guidelines, our directors who are not also officers of our Company or any of its affiliates (“non-management directors”) may meet in executive sessions. In addition, our directors who are independent under NASDAQ rules are required to meet in executive sessions at least twice a year.

Communicating with Our Directors

Our Board of Directors has adopted policies designed to allow stockholders and other interested parties to communicate with our directors. Any interested party that wishes to communicate directly with the Board or any director or the non-management directors as a group should send communications in writing to the Chairman of the Audit Committee, Madison Square Garden, Inc., Two Penn Plaza, New York, NY 10121. Any person, whether or not an employee, who has a concern with respect to our accounting, internal accounting controls, auditing issues or other matters, may, in a confidential or anonymous manner, communicate those concerns to our Audit Committee by contacting The Network, Inc., which has been designated to act as a confidential contact organization for these purposes, at 1-877-756-4306.

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

Director Independence

As noted above, our Board has elected for the Company to be treated as a “controlled company” under NASDAQ’s corporate governance rules and to not comply with NASDAQ’s requirement for a majority independent board of directors and for an independent nominating committee because of our status as a controlled company.

Our Board has determined that each of the following non-employee directors is “independent” within the meaning of the rules of NASDAQ and the United States Securities and Exchange Commission (“SEC”): Messrs. Tese, Parsons and Schwartz. In reaching its determination with respect to Mr. Tese, the Board considered the fact that Mr. Tese serves as a director of Cablevision and that his brother has been employed by Madison Square Garden, L.P., a subsidiary of the Company, in a non-executive officer position and determined that these relationships are not material and that Mr. Tese is independent within the meaning of the rules of NASDAQ and the SEC. In reaching its determination with respect to Mr. Schwartz, the Board considered the fact that, from time to time, he or entities for which he serves as an officer or principal, may perform services for Cablevision and determined that performance of these services are not material and that Mr. Schwartz is independent within the meaning of the rules of NASDAQ and the SEC.

OUR DIRECTORS

The following individuals are our current directors:

Directors Elected by Class A Common Stockholders

RICHARD D. PARSONS — Age 62

Director since February 9, 2010

Mr. Parsons is Senior Advisor for Providence Equity Partners LLC since October 2009. Chairman of Citigroup Inc. since January 2009. Chief Executive Officer of Time Warner from 2002 to 2007; Chairman of Time Warner from 2003 to 2008; Co-Chief Operating Officer of AOL Time Warner from 2001 to 2002; and President of Time Warner from 1995 to 2000. Chairman and Chief Executive Officer of Dime Bancorp from 1990 to 1995; President and Chief Operating Officer of Dime Bancorp from 1988 to 1990. Partner of Patterson, Belknap, Webb & Tyler law firm from 1979 to 1988. Mr. Parsons is a director of Estee Lauder Companies and Citigroup Inc. He is a trustee of the Museum of Modern Art and the American Museum of Natural History. Mr. Parsons is chairman of the Apollo Theater Foundation and the Jazz Foundation of America. In light of Mr. Parsons’ business experience, including as a chairman and chief executive officer of public companies, his experience as a practicing attorney and his services as a director of other public companies and charitable institutions, our Board has concluded that Mr. Parsons should serve as a director of the Company.

ALAN D. SCHWARTZ — Age 61

Director since February 9, 2010

Mr. Schwartz is Executive Chairman of Guggenheim Partners, LLC since 2009. Consultant for Rothschild Inc. from 2008 to 2009. President of The Bear Stearns Companies, Inc. from 2007 to 2008; Chief Executive Officer of The Bear Stearns Companies. Inc. from January 2008 to March 2008; Co-President of The Bear Stearns Companies, Inc. from 2001 to 2007; and President and Co-Chief Operating Officer of The Bear Stearns Companies, Inc. from 2001 to 2008. Mr. Schwartz is a director of Marvin & Palmer Associates, Inc. He is a trustee of Duke University, Chairman of the Board of the Robin Hood Foundation and a member of the boards of MENTOR: The National Mentoring Partnership, St. Vincent’s Services for Children and NYU Medical Center. In light of Mr. Schwartz’s experience as an investment banker, his experience as a senior executive of other businesses, his service as a director of another public company and charitable institutions, our Board has concluded that Mr. Schwartz should serve as a director of the Company.

VINCENT TESE — Age 68

Director since February 9, 2010

Mr. Tese served as Chairman and Chief Executive Officer of the New York State Urban Development Corporation from 1985 to 1987 and as Director of Economic Development for New York State from 1987 to December 1994. Mr. Tese is Chairman of Bond Street Holdings, LLC, and Premier American Bank. He is a director of Cablevision, IntercontinentalExchange, Inc., ICE U.S. Trust LLC, Mack-Cali Realty Corporation, Municipal Art Society and Wireless Cable International, Inc. and a trustee of New York Presbyterian Hospital and New York University School of Law. During the past five years, Mr. Tese was a director of Gabelli Asset Management, National Wireless Holdings, Inc. and The Bear Stearns Companies, Inc. In light of his experience as the chief executive officer of the New York State Urban Development Corporation, his other government service, his experience as the executive chairman of private companies, his service as a director of other public companies, as well as the knowledge and experience he has gained about the Company’s business and the contributions he has made during his tenure as a director of Cablevision, our Board has concluded that Mr. Tese should serve as a director of the Company.

Directors Elected by Class B Common Stockholders

JAMES L. DOLAN — Age 55

Director since July 29, 2009

Mr. Dolan is Executive Chairman of the Company since July 29, 2009; Executive Chairman of Madison Square Garden, L.P. since June 2010; Chairman of Madison Square Garden, L.P. from 1999 to 2010. President of Cablevision since June 1998; Chief Executive Officer of Cablevision since October 1995; Chief Executive Officer of Rainbow Media Holdings, Inc., a subsidiary of Cablevision, from September 1992 to October 1995; Vice President of Cablevision from 1987 to September 1992. Mr. Dolan serves as a director of Cablevision. James L. Dolan is the son of Charles F. Dolan, the spouse of Kristin A. Dolan, the father of Charles P. Dolan, the brother of Deborah A. Dolan-Sweeney, Marianne Dolan Weber and Thomas C. Dolan, and the brother-in-law of Brian G. Sweeney. In light of his experience in various positions with Cablevision since 1979, including as its Chief Executive Officer since 1995, his experience as Chairman of Madison Square Garden, L.P. since 1999, as well as the knowledge and experience he has gained about the Company’s business and contributions he has made during his tenure as a director of Cablevision, our Board has concluded that James L. Dolan should serve as a director of the Company.

CHARLES F. DOLAN — Age 84

Director since July 29, 2009

Mr. Dolan is Chairman of Cablevision since 1985. Chief Executive Officer of Cablevision from 1985 to October 1995. Founded and acted as the General Partner of Cablevision’s predecessor from 1973 to 1985. Established Manhattan Cable Television in 1961 and Home Box Office in 1971. Mr. Dolan serves as a director of Cablevision. Charles F. Dolan is the father of James L. Dolan, Thomas C. Dolan, Marianne Dolan Weber and Deborah A. Dolan-Sweeney, father-in-law of Kristin A. Dolan and Brian G. Sweeney, and the grandfather of Charles P. Dolan. In light of his experience in the cable television and cable programming industries, as well as his experience as founder of Cablevision, his service as Chairman and, previously, as the Chief Executive Officer of Cablevision and its predecessors, as well as the knowledge and experience he has gained about the Company’s business and contributions he has made during his tenure as a director of Cablevision, our Board has concluded that Charles F. Dolan should serve as a director of the Company.

CHARLES P. DOLAN — Age 23

Director since July 21, 2010

Mr. Dolan, a graduate of New York University, currently works for the Knickerbocker Group LLC and has significant familiarity with the business of the Company as a member of the third generation of Cablevision’s founding family. Charles P. Dolan is the son of James L. Dolan, the stepson of Kristin A. Dolan, the grandson of Charles F. Dolan, and the nephew of Thomas C. Dolan, Deborah A. Dolan-Sweeney, Marianne Dolan Weber and Brian G. Sweeney. In light of his familiarity with the business and being a member of the third generation of Cablevision’s founding family, our Board has concluded that Mr. Charles P. Dolan should serve as a director of the Company.

KRISTIN A. DOLAN — Age 44

Director since February 9, 2010

Ms. Dolan is Senior Vice President of Cablevision since June 2003. Ms. Dolan serves as a director of Cablevision. Kristin A. Dolan is the spouse of James L. Dolan, the step-mother of Charles P. Dolan, the daughter-in-law of Charles F. Dolan, and the sister-in-law of Thomas C. Dolan, Marianne Dolan Weber, Deborah A. Dolan-Sweeney and Brian G. Sweeney. In light of her experience in various positions at Cablevision since 1990 and her familiarity with Madison Square Garden, our Board has concluded that Kristin A. Dolan should serve as a director of the Company.

THOMAS C. DOLAN — Age 58

Director since February 9, 2010

Mr. Dolan is Executive Vice President-Strategy and Development, Office of the Chairman of Cablevision since September 2008. CEO of Rainbow Media Corp. from April 2004 to April 2005. Executive Vice President and Chief Information Officer of Cablevision from October 2001 until April 2004. Senior Vice President and Chief Information Officer of Cablevision from February 1996 to October 2001. Vice President and Chief Information Officer of Cablevision from July 1994 to February 1996. General Manager of Cablevision’s East End Long Island cable system from November 1991 to July 1994. System Manager of Cablevision’s East End Long Island cable system from August 1987 to October 1991. Mr. Dolan serves as a director of Cablevision. Thomas C. Dolan is the son of Charles F. Dolan, the brother of James L. Dolan, Deborah A. Dolan-Sweeney, and Marianne Dolan Weber, the brother-in-law of Brian G. Sweeney and Kristin A. Dolan, and the uncle of Charles P. Dolan. In light of his experience as a member of Cablevision’s founding family, and in various positions with Cablevision since 1987, as well as the knowledge and experience he has gained about the Company’s business and contributions he has made during his tenure as a director of Cablevision, our Board has concluded that Thomas C. Dolan should serve as a director of the Company.

BRAD DORSOGNA — Age 56

Director since February 9, 2010

Mr. Dorsogna is the Executive Producer of Artistree Productions since 1997. Mr. Dorsogna serves as a director of Cablevision. Mr. Dorsogna is the former son-in-law of Charles F. Dolan, the former uncle of Charles P. Dolan and the former brother-in-law of James L. Dolan, Thomas C. Dolan, Marianne Dolan Weber, Deborah A. Dolan-Sweeney, Brian G. Sweeney and Kristin A. Dolan. In light of his experience as an owner of a private company, as well as the knowledge and experience he has gained about the Company’s business and contributions he has made during his tenure as a director of Cablevision, our Board has concluded that Brad Dorsogna should serve as a director of the Company.

BRIAN G. SWEENEY — Age 46

Director since February 9, 2010

Mr. Sweeney is Senior Vice President —eMedia of Cablevision since January 2000. Mr. Sweeney serves as a director of Cablevision. Brian G. Sweeney is the son-in-law of Charles F. Dolan, the brother-in-law of James L. Dolan, Marianne Dolan Weber, Thomas C. Dolan, Kristin A. Dolan, the spouse of Deborah A. Dolan-Sweeney, and the uncle of Charles P. Dolan. In light of his experience in various positions with Cablevision since 1993, as well as the knowledge and experience he has gained about the Company’s business and contributions he has made during his tenure as a director of Cablevision, our Board has concluded that Brian G. Sweeney should serve as a director of the Company.

DEBORAH A. DOLAN-SWEENEY — Age 47

Director since February 9, 2010

Ms. Dolan-Sweeney is Director of Dolan Family Foundation since 1986. Director of Dolan Children’s Foundation since 1997. Ms. Dolan-Sweeney serves as a director of Cablevision. Deborah A. Dolan-Sweeney is the daughter of Charles F. Dolan, the spouse of Brian G. Sweeney, the sister of James L. Dolan, Marianne Dolan Weber and Thomas C. Dolan, the sister-in-law of Kristin A. Dolan, and the aunt of Charles P. Dolan. In light of her experience as a member of Cablevision’s founding family, as well as the knowledge and experience she has gained about the Company’s business and contributions she has made during her tenure as a director of Cablevision, our Board has concluded that Deborah A. Dolan-Sweeney should serve as a director of the Company.

MARIANNE DOLAN WEBER — Age 53

Director since February 9, 2010

Ms. Dolan Weber is President of Dolan Family Foundation from 1986 to September 1999. Chairman of Dolan Family Foundation since September 1999. President of Dolan Children’s Foundation from 1997 to September 1999. Chairman of Dolan Children’s Foundation since September 1999. Manager of Dolan Family Office, LLC since 1997. Ms. Dolan Weber serves as a director of Cablevision. Marianne Dolan Weber is the daughter of Charles F. Dolan, the sister of James L. Dolan, Deborah A. Dolan-Sweeney and Thomas C. Dolan, the sister-in-law of Brian G. Sweeney and Kristin A. Dolan, and the aunt of Charles P. Dolan. In light of her experience as a member of Cablevision’s founding family and as Chairman of the Dolan Family Foundation and her experience as the manager of the Dolan Family Office, as well as the knowledge and experience she has gained about the Company’s business and contributions she has made during her tenure as a director of Cablevision, our Board has concluded that Marianne Dolan Weber should serve as a director of the Company.

Term of Office and Attendance at Board Meetings

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

The Board met six times in 2010. Each of our directors in 2010, attended at least 75% of the meetings of the Board and, as applicable, the committees of the Board on which he or she served during 2010, with the exceptions of Ms. Deborah Dolan-Sweeney and Ms. Marianne Dolan Weber.

Director Compensation

Each non-employee director receives a base fee of $50,000 per year; $2,000 per Board, committee and non-management director meeting attended in person; and $500 per Board, committee and non-management director meeting attended by telephone. Non-employee directors also receive $5,000 annually per committee membership and $10,000 annually per committee chairmanship. In addition, we reimburse our directors for reasonable expenses in connection with attendance at Board, committee and stockholder meetings. A director who is a Company employee receives no compensation for serving as a director.

We also pay our non-employee directors compensation in restricted stock units. Each year, each non-employee director receives a number of restricted stock units for the number of shares of common stock equal to $110,000 divided by the fair market value of a share of Class A common stock, which for 2010 was based on the closing price on the date of the grant (other than with respect to Charles P. Dolan). For the 2010 grant to Charles P. Dolan, the 2011 grants to all directors, and going forward, the fair market value of a share of Class A common stock was and is expected to be based on the average closing price over the twenty trading day period concluding on the day prior to the grant date. It is anticipated that such awards will be granted on the date of the annual shareholder meeting using the twenty trading day average closing price fair market valuation. In 2011 due to the change in fiscal year, as previously discussed, a grant of restricted stock units, prorated to reflect the six month transition period was made to the non-employee directors on March 10, 2011. The restricted stock units the non-employee directors receive are fully vested on the date of grant and settled in stock, or at the Company’s election in cash, generally upon the first business day following 90 days after service on the Board ceases. Such compensation is made pursuant to our 2010 Stock Plan for Non-Employee Directors. Restricted stock units for 2010 were granted on March 29, 2010, with the exception of Mr. Charles P. Dolan who received restricted stock units on October 14, 2010, prorated to reflect the date on which he was elected a director, July 21, 2010.

In order for our directors to develop an intimate familiarity with the different types of events presented at our venues, the services and support offered to patrons at our events and the characteristics and features of our venues, the Company makes available to each of our non-employee directors without charge up to two tickets per event for up to eight events per calendar year, subject to availability. Attendance at such events is integrally and directly related to the performance of their duties and, as such, we do not deem the receipt of such tickets to be perquisites. These ticket limitations do not apply to special events to which non-employee directors and their guests may be specifically invited from time to time in their capacity as non-employee directors of the Company (e.g. charity concerts, premiers, etc.). In addition, non-employee directors may purchase tickets to events from the Company at face value, subject to availability. Such tickets may not be resold.

Director Compensation Table

The table below summarizes the total compensation paid to or earned by each of our non-employee directors from February 9, 2010 through December 31, 2010. Directors who are employees of the Company receive no compensation for service as directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($) (2)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (5)	Total ($)
Charles F. Dolan	40,833	110,000	—	—	—	—	150,833
Charles P. Dolan (6)	17,000	73,333	—	—	—	—	90,333
Kristin A. Dolan	42,333	110,000	—	—	—	—	152,333
Thomas C. Dolan	40,833	110,000	—	—	—	—	150,833
Deborah A. Dolan-Sweeney	37,833	110,000	—	—	—	—	147,833
Marianne Dolan Weber	36,833	110,000	—	—	—	—	146,833
Brad Dorsogna	40,833	110,000	—	—	—	—	150,833
Brian G. Sweeney	42,333	110,000	—	—	—	—	152,833
Richard D. Parsons	52,833	110,000	—	—	—	—	162,833
Alan D. Schwartz	68,333	110,000	—	—	—	—	178,333
Vincent Tese	68,333	110,000	—	—	—	—	178,333

(1)	The amounts reported for fees do not include expenses incurred in attending meetings for which the Company reimburses each non-employee director for reasonable out of pocket expenses.

(2)	This column reflects the fair market value of 5,023 restricted stock units granted in March 2010 to each non-employee director with the exception of the grant issued to Mr. Charles P. Dolan which reflects the fair market value of 3,472 restricted stock units granted to him in October 2010, in each case as calculated under Accounting Standards Codification (“ACS”) Topic 718.

(3)	For each non-employee director, the aggregate number of restricted stock units held as of December 31, 2010, is as follows: Mr. Charles F. Dolan, 5,023; Mr. Charles P. Dolan, 3,472; Ms. Kristin A. Dolan, 5,023; Mr. Thomas C. Dolan, 5,023; Ms. Deborah A. Dolan-Sweeney, 5,023; Ms. Marianne Dolan Weber, 5,023; Mr. Brad Dorsogna, 5,023; Mr. Brian G. Sweeney, 5,023; Mr. Richard D. Parsons, 5,023; Mr. Alan D. Schwartz, 5,023 and Mr. Vincent Tese, 5,023. In addition, upon the Distribution, the Company issued shares of Company stock in connection with then-outstanding Cablevision restricted stock units held by certain of our non-employee directors. Such Company shares are not reflected in this table. For each non-employee director, the aggregate number of such Company shares held by our directors as of December 31, 2010 is as follows: Mr. Charles F. Dolan, 37,444 shares; Mr. Charles P. Dolan, 664 shares; Ms. Kristin A. Dolan, 925 shares; Mr. Thomas C. Dolan, 31,292 shares; Ms. Deborah A. Dolan-Sweeney, 3,647 shares; Ms. Marianne Dolan Weber, 6,363 shares; Mr. Brad Dorsogna, 1,427 shares; Mr. Brian G. Sweeney, 18,056 shares; Mr. Richard D. Parsons, no shares; Mr. Alan D. Schwartz, no shares; and Mr. Vincent Tese, 5,823 shares.

(4)	No stock options were awarded in 2010 in connection with the directors’ service to the Company. However, upon the Distribution, the Company issued stock options in connection with then-outstanding Cablevision stock options held by certain of our non-employee directors. Such stock options are not reflected in this table. For each non-employee director, the aggregate number of shares of Class A common stock underlying outstanding Company stock options at December 31, 2010 is as follows: Mr. Charles F. Dolan, 303,041; Ms. Kristin A. Dolan, 4,850; Mr. Thomas C. Dolan, 9,475; Ms. Deborah A. Dolan-Sweeney, 0; Ms. Marianne Dolan Weber, 2,000; Mr. Brad Dorsogna, 0; Mr. Brian G. Sweeney, 3,750; Mr. Charles P. Dolan, 0; Mr. Richard D. Parsons, 0; Mr. Alan D. Schwartz, 0 and Mr. Vincent Tese, 8,034.

(5)	There was no other compensation granted to directors in 2010.

(6)	Mr. Charles P. Dolan was elected a director of the Company on July 21, 2010.

Board Committees

Our board has two permanent committees: the Audit Committee and the Compensation Committee.

Audit Committee

Our Audit Committee met five times in 2010. The Audit Committee consists of Messrs. Tese (Chair), Parsons and Schwartz. The primary purposes and responsibilities of our Audit Committee are to: (a) assist the Board (i) in its oversight of the integrity of our financial statements, (ii) in its oversight of our compliance with legal and regulatory requirements, (iii) in assessing our independent registered public accounting firm’s qualifications and independence, and (iv) in assessing the performance of our internal audit function and independent registered public accounting firm; (b) appoint, retain or terminate the Company’s registered public accounting firm and to pre-approve, or to adopt appropriate procedures to pre-approve, all audit and non-audit services, if any, to be provided by the independent registered public accounting firm; (c) review the appointment and replacement of the head of our internal audit department; (d) establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by Company employees or any provider of accounting-related services of concerns regarding questionable accounting and auditing matters and review of submissions and treatment of any such complaints; (e) review and approve related party transactions that are required to be disclosed under SEC rules or that require such approval under the Company’s Related Party Transaction Approval Policy; (f) conduct and review with the Board an annual performance evaluation of the Audit Committee; (g) prepare any report of the Audit Committee required by the rules and regulations of the SEC for inclusion in our annual proxy statement; (h) review and reassess the Audit Committee charter at least annually; and (i) report to the Board on a regular basis. The text of our Audit Committee charter is available on our website at http://investor.msg.com/governance.cfm. A copy may be obtained by writing to Madison Square Garden, Inc., Two Penn Plaza, New York, NY 10121; Attention: Corporate Secretary.

As discussed above, our Board has determined that each member of our Audit Committee is “independent” within the meaning of the rules of both NASDAQ and the SEC, and that each has not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years and is able to read and understand fundamental financial statements, including balance sheets, income statements and cash flow statements. Our Board has also determined that each of Messrs. Tese, Parsons and Schwartz is an “audit committee financial expert” within the meaning of the rules of the SEC.

Our Board has established a procedure whereby complaints or concerns with respect to accounting, internal controls, auditing and other matters may be submitted to the Audit Committee. This procedure is described above under “Corporate Governance — Communicating with Our Directors.”

Compensation Committee

Our Compensation Committee met nine times in 2010. The Compensation Committee consists of Messrs. Schwartz (Chair) and Tese. The primary purposes of our Compensation Committee are to: (a) establish our general compensation philosophy and, in consultation with management, oversee the development and implementation of compensation programs; (b) review and approve corporate goals and objectives relevant to the compensation of our President and Chief Executive Officer and our other executive officers who are required to file reports with the SEC under Section 16 of the Securities Exchange Act of 1934 (together with the President and Chief Executive Officers, the “Senior Employees”), evaluate their performance in light of these goals and objectives and determine and approve their compensation based upon that evaluation; (c) approve any new equity compensation plan or material changes to an existing plan; (d) oversee the activities of the committee or committees administering our retirement and benefit plans; (e) in consultation with management, oversee regulatory compliance with respect to compensation matters; (f) determine and approve any severance or similar termination payments to be made to Senior Employees (current or former); (g) determine the components and amount of Board compensation and review such determinations from time to time in relation to other similarly situated companies; (h) prepare any reports of the Compensation Committee to be included in the Company’s annual proxy statement; (i) conduct and review with the Board an annual performance evaluation of the Compensation Committee; and (j) report to the Board on a regular basis, but not less than annually. The Compensation Committee may, in its discretion, delegate a portion of its duties and responsibilities to one or more subcommittees of the Compensation Committee. For example, the Compensation Committee may delegate the approval of certain transactions to a subcommittee consisting solely of members of the Compensation Committee who are (i) “non-employee directors” for the purposes of Rule 16b-3 of the Securities and Exchange Act of 1934, and (ii) “outside directors” for the purposes of Section 162(m) of the Internal Revenue Code, as in effect from time to time. The text of our Compensation Committee charter is available on our website at http://investor.msg.com/governance.cfm. A copy may be obtained by writing to Madison Square Garden, Inc., Two Penn Plaza, New York, NY 10121; Attention: Corporate Secretary.

The Compensation Committee reviews the performance of the Senior Employees, evaluates their performance in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determines and approves the Senior Employees’ compensation level based on this evaluation. In determining the long-term incentive component of CEO compensation, the Compensation Committee shall consider, among other factors, the Company’s performance and relative stockholder return, the value of similar incentive awards to CEOs at comparable companies and the awards given to the CEO in past years.

Our Board has determined that each member of our Compensation Committee is “independent” under the rules of NASDAQ.

Absence of Nominating Committee

As permitted under NASDAQ rules, we do not have a nominating committee. We believe that it is appropriate not to have a nominating committee because of our stockholder voting structure. Under the terms of our Amended and Restated Certificate of Incorporation, the holders of our Class B common stock currently have the right to elect 75% of the members of our Board. We believe that creating a committee consisting solely of independent directors charged with responsibility for recommending nominees for election as directors would be inconsistent with the vested rights of the holders of Class B common stock under our Amended and Restated Certificate of Incorporation. Instead, our Corporate Governance Guidelines provide a mechanism for the selection of nominees for election as directors by the holders of our Class A common stock (“Class A Directors”) and by the holders of our Class B common stock (“Class B Directors”). The holders of our Class A common stock are currently entitled to elect 25% of the members of our Board. Under our Corporate Governance Guidelines, nominees for election as Class A Directors shall be recommended to the Board by the Class A Directors then in office who were elected by the holders of our Class A common stock. Nominees for election as Class B Directors shall be recommended to our Board by the Class B Directors then in office who were elected by the holders of the Class B common stock.

Other Committees

In addition to standing committees, the Company has adopted a policy whereby a committee of our Board consisting entirely of independent directors, which may be our Audit Committee (an “Independent Committee”), will review and approve or take such other action as it may deem appropriate with respect to transactions requiring approval under the Company’s Related Party Transaction Policy, which includes transactions involving the Company and its subsidiaries, on the one hand, and in which any director, officer, greater than 5% stockholder of the Company or any other “related person” as defined in Item 404 of Regulation S-K of the SEC (“Item 404”) has or will have a direct or indirect material interest. This approval requirement covers any transaction that meets the related party disclosure requirements of the SEC as set forth in Item 404, which currently apply to any transaction (or any series of similar transactions) in which the amount involved exceeds $120,000. The policy does not cover decisions on compensation or benefits or the hiring or retention of any person. The hiring or retention of executive officers is determined by our full Board. Compensation of executive officers is subject to the approval of our Compensation Committee. This policy also does not cover any pro rata distributions to all Company stockholders, including a pro rata distribution of our Class A common stock to holders of our Class A common stock and our Class B common stock to holders of our Class B common stock. No director on an Independent Committee will participate in the consideration of a related party transaction with that director or any related person of that director. In 2010, our Audit Committee served as the Independent Committee under this policy. The Independent Committee also reviews and approves certain transactions between the Company and Cablevision. For a further discussion of transactions between the Company and Cablevision, see “Certain Relationships and Related Transactions, and Director Independence — Related Party Transaction Approval Policy.”

Our Amended By-laws permit us to form an Executive Committee of the Board which would have the power to exercise all of the powers and authority of the Board in the management of the business and affairs of the Company, except as limited by the Delaware General Corporation Law. Our Board has not formed an Executive Committee, although it could do so in the future.

Director Selection

Our directors have not set specific, minimum qualifications that nominees must meet in order for them to be nominated for election to the Board, but rather believe that each nominee should be evaluated based on his or her individual merits, taking into account, among other matters, the factors set forth in our Corporate Governance Guidelines under “Board Composition” and “Selection of Directors.” Those factors include:

•	The desire to have a Board that encompasses a broad range of skills, expertise, industry knowledge, diversity of viewpoints, opinions, background and experience and contacts relevant to our business;

•	Personal qualities and characteristics, accomplishments and reputation in the business community;

•	Ability and willingness to commit adequate time to Board and committee matters; and

•	The fit of the individual’s skill and personality with those of other directors and potential directors in building a Board that is effective, collegial and responsive to the needs of our Company.

The Class A Directors will evaluate possible candidates to recommend to the Board for nomination as Class A Directors and suggest individuals for the Board to explore in more depth. The Board will consider nominees for Class A Directors recommended by our stockholders. Nominees recommended by stockholders will be given appropriate consideration in the same manner as other nominees. Stockholders who wish to submit nominees for consideration by the Board for election at our 2011 annual meeting of stockholders may do so by submitting in writing such nominees’ names, in compliance with the procedures and along with the other information required by our Amended By-laws. Any such nominee must be submitted to the Corporate Secretary of the Company at Madison Square Garden, Inc., Two Penn Plaza, New York, NY 10121 not less than 60 or more than 90 days prior to the date of our 2011 annual meeting of stockholders, provided that if the date of the meeting is publicly announced or disclosed less than 70 days prior to the date of the meeting, such notice must be given not more than ten days after such date is first announced or disclosed.

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

As we previously announced, the Company has elected to change its fiscal year-end from December 31 to June 30, effective June 20, 2011. In connection with that change, our 2011 annual meeting will be held on November 30, 2011.

Board Leadership Structure

Our Board has chosen to separate the roles of Chairman of the Board and Chief Executive Officer. The Board believes that this is the optimal leadership structure as it recognizes both Mr. James L. Dolan’s senior executive role with the Company as well as his leadership position on the Company's Board while the Company is also able to benefit from the experience of its President and Chief Executive Officer, Mr. Hank  J. Ratner, with responsibility for day-to-day management of the Company.

Risk Oversight

The Company’s Board believes that oversight of risk management is an important Board responsibility. The Audit Committee takes the lead on behalf of the Board in monitoring risk management. The Audit Committee discusses guidelines and policies governing the process by which senior management of the Company and the relevant departments of the Company assess and manage the Company’s exposure to risk, and discusses the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures. We believe that our executive compensation program, with its emphasis on long-term performance, its close connection to Company-wide and divisional performance and its equity-based component is designed to align the executives’ compensation with the Company’s long-term strategy and growth and, as a result, does not encourage excessive risk taking. Our Compensation Committee considers the Company’s exposure to risk in establishing and implementing our executive compensation programs. The Compensation Committee, with the assistance of its compensation consultant, reviewed the level of risk incentivized by the Company’s executive compensation program as well as incentive programs below the executive level. Based on this assessment, the Compensation Committee determined that our executive compensation programs do not create incentives for excessive risk-taking that are reasonably likely to have a material adverse effect on the Company.

OUR EXECUTIVE OFFICERS

The following individuals are our executive officers:

James L. Dolan(1)	Executive Chairman
Hank J. Ratner	President and Chief Executive Officer
Robert M. Pollichino	Executive Vice President and Chief Financial Officer
Lawrence J. Burian	Executive Vice President, General Counsel and Secretary
Joseph F. Yospe	Senior Vice President, Controller and Principal Accounting Officer
Robert J. Lynn	Senior Vice President, Treasury and Investor Relations

(1)	The biography for James L. Dolan appears above under “Our Directors — Directors Elected by Class B Common Stockholders.”

HANK J. RATNER, 51, President and Chief Executive Officer of the Company since July 29, 2009. Vice Chairman of Madison Square Garden, L.P. from November 2003 until the Distribution Date. Vice Chairman of Cablevision since December 2002. Vice Chairman of Rainbow Media Holdings, LLC, a subsidiary of Cablevision, since June 2002. Director of Rainbow Media Holdings, Inc. from April 1997 to September 2003. Chief Operating Officer of Rainbow Media Holdings, Inc. from October 1999 to June 2002. Chief Operating Officer and Secretary of Rainbow Media Holdings, Inc. from October 1998 to October 1999. Executive Vice President & Secretary of Rainbow Media Holdings, Inc., a subsidiary of Cablevision, from October 1997 to October 1998. Executive Vice President, Legal & Business Affairs and Secretary of Rainbow Media Holdings, Inc. from July 1993 to October 1997.

ROBERT M. POLLICHINO, 56, Executive Vice President and Chief Financial Officer of the Company since July 29, 2009. Executive Vice President, Finance of Madison Square Garden, L.P. since July 1998 until the Distribution Date. Senior Vice President of Rainbow Sports, a subsidiary of Rainbow Media Holdings, Inc., from November 1993 to June 1998. Vice President and General Manager of SportsChannel Associates from June 1988 to October 1993. Vice President, Finance and Administration of Cablevision Program Enterprises, the predecessor of Rainbow Media Holdings, Inc. from January 1980 to May 1988. Director, Finance of Cablevision Systems Corporation from March 1977 to December 1980. All of the foregoing companies are indirect subsidiaries of Cablevision.

LAWRENCE J. BURIAN, 41, Executive Vice President, General Counsel and Secretary of the Company since January 12, 2010. Senior Vice President, Associate General Counsel and Business Affairs of Cablevision from January 2005 until the Distribution Date. Vice President and Associate General Counsel of Cablevision from February 2002 to December 2004. Assistant General Counsel of Cablevision from February 2000 to January 2002. Associate at Davis Polk & Wardwell LLP from August 1995 to February 2000 and September 1994 to January 1995. Law Clerk to Justice Aharon Barak, Deputy President (later President) of the Supreme Court of Israel from January 1995 to June 1995.

JOSEPH F. YOSPE, 52, Senior Vice President, Controller and Principal Accounting Officer of the Company since February 26, 2010. Senior Vice President, Corporate Controller and Chief Accounting Officer of ABM Industries Incorporated from January 2008 to February 2010 and Senior Vice President from October 2007 to December 2007. Assistant Controller and then Vice President and Assistant Controller of Interpublic Group of Companies, Inc. from September 2004 to September 2007. Corporate Controller of Genmab A/S from September 2002 to September 2004.

ROBERT J. LYNN, 47, Senior Vice President, Treasury and Investor Relations of the Company since May 24, 2010. Previously, Mr. Lynn was Senior Vice President, Treasurer of Cenveo, Inc. from October 2005 to May 2010. Prior to that, he was Director, Global Cash & Liquidity International Paper Company from June 2001 to October 2005.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Madison Square Garden, Inc. compensates its named executive officers through salary, bonus, long-term incentive awards, perquisites and fringe benefit programs. Our annual and long-term incentive programs provide meaningful performance-based incentives for our management tied to key financial measures that drive stockholder value and reward sustained achievement of our key financial goals.

This Compensation Discussion and Analysis presents historical and current information and analysis related to the compensation programs for our named executive officers. For purposes of this Compensation Discussion and Analysis, Messrs. James L. Dolan, Hank J. Ratner, Robert M. Pollichino, Lawrence J. Burian and Joseph F. Yospe are referred to collectively as our named executive officers (“NEOs”). This Compensation Discussion and Analysis describes the specific arrangements that the Company has in place for its NEOs as well as a discussion of our compensation philosophy for the NEOs in 2010. It is anticipated that the elements of our compensation will be similar in the future. However, the Compensation Committee of our Board will review all aspects of compensation and make appropriate adjustments.

The historical compensation information presented in our Executive Compensation Tables for fiscal year 2009 for Messrs. James L. Dolan, Hank J. Ratner and Robert M. Pollichino relates to services rendered by these executives, each of whom was an executive of Madison Square Garden, L.P., while it was a subsidiary of Cablevision. Messrs. Dolan and Ratner were also named executive officers of Cablevision in 2009. The services rendered by these executives in 2009 were, in some instances, in capacities not equivalent to the positions in which they serve the Company or our subsidiaries. The 2009 historical compensation information is therefore not necessarily indicative of the compensation amounts, philosophy or benefits these individuals, or other executive officers of our Company, receive as executive officers of the Company as a separate public company. Mr. Burian and Mr. Yospe were neither named executive officers of Cablevision nor officers of Madison Square Garden, L.P. in 2009. All of the information set forth in this Form 10-K/A relating to Cablevision compensation amounts and benefits has been provided by Cablevision or has otherwise been obtained from Cablevision’s public filings with the SEC. With respect to current compensation, we have presented information below under “Elements of In-Service Compensation” and “Employment Agreements” concerning the compensation that Messrs. Dolan, Ratner and Pollichino receive from the Company under employment agreements which each officer has entered into with the Company and which became effective on the Distribution Date. We have presented similar information for Lawrence J. Burian, who became an executive officer of the Company in connection with the Distribution and Joseph F. Yospe who became an executive officer of the Company on February 26, 2010. In 2010, Messrs. Burian and Yospe were each a party to employment agreements with the Company. Mr. Yospe’s employment agreement expired on February 26, 2011, and he remains an at-will employee of the Company. Information concerning the Company’s employment agreements with these executive officers is set forth below under “Employment Agreements.”

Overview of Executive Compensation Program

Our executive compensation program is administered by our Compensation Committee. The responsibilities of the Compensation Committee are set forth in its charter. Among other responsibilities, the Compensation Committee (1) establishes our general compensation philosophy and, in consultation with management, oversees the development and implementation of compensation programs; (2) reviews and approves corporate goals and objectives relevant to the compensation of our executive officers, evaluates their performance in light of those goals and objectives and determines and approves their respective compensation level based on this evaluation; (3) oversees the activities of the committee or committees administering our retirement plans and (4) administers our stockholder-approved compensation plans. For more information about the Compensation Committee, please see “Directors, Executive Officers and Corporate Governance — Our Directors — Board Committees — Compensation Committee.”

Compensation Consultant

In accordance with its charter, the Compensation Committee has the authority to engage outside consultants to assist in the performance of its duties and responsibilities. Our Compensation Committee utilizes the services of a compensation consultant to assist in determining whether the elements of our executive compensation program are reasonable and consistent with our objectives. The compensation consultant advises the Compensation Committee on designing our executive compensation program and the reasonableness of individual compensation awards for our NEOs. The compensation consultant reports directly to our Compensation Committee, and, at the request of the Compensation Committee, the compensation consultant meets with members of our management from time to time for purposes of gathering information on management proposals and recommendations to be presented to our Compensation Committee.

In February 2010 our Compensation Committee engaged ClearBridge Compensation Group (the “compensation consultant”) to serve as its independent compensation consultant. In such capacity, the compensation consultant attended all meetings of the Compensation Committee, and provided advice and recommendations in connection with the structure of 2010 compensation program, including on the design of the executive compensation program and the reasonableness of individual compensation targets and awards. Such advice and recommendations incorporated both market data and Company-specific factors. In 2010, the compensation consultant did not provide any other services for the Company.

Role of Executives in Determining Compensation

The Compensation Committee reviews the performance and compensation of the Executive Chairman and the President and Chief Executive Officer and, following discussions with its compensation consultant, establishes each of their compensation. The management of the Company provides to the Compensation Committee, either directly or through the compensation consultant, management’s recommendations on the compensation for executive officers other than the Executive Chairman and the President and Chief Executive Officer. The President and Chief Executive Officer and Chief Financial Officer assist the Compensation Committee and its compensation consultant as described in this Compensation Discussion and Analysis. Other members of management provide support to the Compensation Committee as needed. Based upon a review of performance and historical compensation, recommendations and information from members of management, and discussions with its compensation consultant, the Compensation Committee determines and approves compensation for the executive officers.

Executive Compensation Program Objectives and Philosophy

The Company is a fully-integrated sports, entertainment and media business comprised of dynamic and powerful brands. Madison Square Garden’s business grew from the legendary venue widely known as “The World’s Most Famous Arena.”

In support of its business objectives, the Company places great importance on its ability to attract, retain, motivate and reward experienced executive officers who can continue to achieve strong financial, operational and stock performance. The Company strives to do so by developing executive compensation policies and programs that are consistent with, explicitly linked to, and supportive of, the strategic objectives of growing the Company’s businesses and maximizing stockholder value. Our NEOs, who are the five executive officers listed in the tables under “Executive Compensation Tables” below, have a combined total of more than 90 years of professional experience in the industries in which the Company operates.

The following principles describe the key objectives of our executive compensation program:

•

the majority of compensation for the Company’s executive officers should be at risk and based on the performance of the Company, so that actual compensation levels depend upon the Company’s actual performance as determined by the Compensation Committee;

•	incentive compensation of the Company’s executive officers should focus more heavily on long-term rather than short-term accomplishments and results;

•	equity-based compensation should be used to align the interests of our executive officers with our stockholders’ interests; and

•

the overall executive compensation program should be competitive, equitable and structured so as to ensure the Company’s ability to attract, retain, motivate and reward the talented executives who are essential to the Company’s continuing success. Total direct compensation, rather than individual compensation elements, is the Compensation Committee’s focus in providing competitive compensation opportunities.

In designing the executive compensation program, the Compensation Committee seeks to fulfill these objectives by maintaining appropriate balances between (1) short-term and long-term compensation, (2) cash and equity compensation and (3) performance-based and non-performance-based compensation.

Compensation Practices and Policies

General

The following discussion describes the practices and policies implemented by the Compensation Committee during 2010. It should be noted that as a result of the Distribution in February 2010, our 2010 compensation practices and policies with respect to the Company’s NEOs and other employees were partly determined by Cablevision’s compensation committee. As discussed in greater detail below under “Employment Agreements,” much of the NEOs’ compensation is covered by employment agreements which, in the case of Messrs. Dolan, Ratner, Pollichino and Burian, were entered into prior to the Distribution and approved by Cablevision’s compensation committee.

Performance Objectives

As described below under “— Elements of In-Service Compensation,” the Company grants performance-based cash incentive compensation as important elements of executive compensation.

Generally, the performance metrics for the Company’s incentive compensation have been based on net revenues and on the adjusted operating cash flow, or “AOCF,” of its business units. The Company defines AOCF, which is a non-GAAP financial measure, as operating income (loss) before depreciation and amortization, excluding share-based compensation expense or benefit and restructuring charges or credits. Because it is based upon operating income (loss), AOCF also excludes interest expense (including cash interest expense) and other non-operating income and expense items.

The Company considers these performance measures to be key measures of the Company’s operating performance. At the time of grant of an award, the performance measures used may contemplate certain potential future adjustments and exclusions.

Tally Sheets

The Compensation Committee has reviewed tally sheets setting forth all components of compensation payable, and the benefits accruing, to the NEOs for the completed fiscal year, including all cash compensation, perquisites and the current value of outstanding equity-based awards. The tally sheets also set forth potential payouts to the executive officers upon various termination scenarios. The Compensation Committee considers the information presented in the tally sheets in determining future compensation.

Benchmarking

As part of the Compensation Committee’s review of the total 2010 compensation, the compensation consultant assisted the Compensation Committee in: (1) determining if a peer group should be used for comparative purposes, (2) assessing executive compensation in light of internal and external considerations and (3) reviewing the Company’s equity and cash-based executive incentive programs, taking into account evolving market trends. The Compensation Committee reviewed and compared several elements of compensation from companies of varying size in the same industry or industries as the Company as well as companies of varying size in the general market to evaluate the competitiveness and appropriateness of our compensation program. With the assistance of the compensation consultant, the Compensation Committee determined not to use peer group or target positioning in determining compensation given the limited number of comparable publicly-traded companies. Rather, the Compensation Committee used internal information (historical metrics, job responsibility, parity among executive officers and attraction and retention of talent) and market data (industry-related and broad market data) to assess and determine compensation levels.

Use of Compensation Surveys and Other Comparative Data

In connection with the compensation planning process, the Compensation Committee considered internal and external sources of information to determine appropriate level and mix of compensation. In order to obtain a general understanding of current compensation practices, the Compensation Committee considered multiple broad-based compensation surveys prepared by a variety of different compensation firms and industry groups.

Elements of In-Service Compensation

Our executive compensation philosophy is reflected in the principal elements of our executive compensation program, each of which is important to the Company’s desire to attract, retain, motivate and reward highly-qualified executive officers. The compensation program included the following key elements in 2010: base salary, annual cash incentives, long-term incentives, retirement, health and welfare and other benefits, which are generally provided to all other eligible employees, and additional executive benefits, including post-termination compensation under certain circumstances and certain perquisites, as described below.

A significant percentage of total direct compensation is allocated to incentive compensation in accordance with the Compensation Committee’s philosophy as described above. The Compensation Committee reviews historical Company compensation, historical Cablevision compensation (where appropriate), other information provided by the compensation consultant and other factors, such as experience, performance and length of service to determine the level and mix of compensation for executive officers, by position, that the Compensation Committee has deemed appropriate.

As noted in greater detail below under “Employment Agreements,” two of our NEOs, Messrs. Dolan and Ratner, are also employed by Cablevision, as its President and Chief Executive Officer, and its Vice Chairman, respectively. Messrs. Dolan and Ratner are separately compensated by Cablevision with respect to such employment.

Base Salaries

Our Compensation Committee is responsible for setting the base salaries of the executive officers. Base salaries for these executives have been set at levels that are intended to reflect the competitive marketplace in attracting and retaining quality executives. Each of the employment agreements of the executive officers contains a minimum base salary level. For information regarding these minimum base salary levels, please see “— Employment Agreements” below. The Compensation Committee currently reviews the salaries of the executive officers no less frequently than on an annual basis. The Compensation Committee evaluates each executive’s performance and experience and based, on their performance and in accordance with the terms of the employment agreements, the Compensation Committee, in its discretion, may increase base salaries for the executive officers over time. The base salaries earned by the NEOs in 2010 were as follows: Mr. Dolan — $440,385; Mr. Ratner — $1,056,923; Mr. Pollichino — $685,979; Mr. Burian — $542,308; and Mr. Yospe — $332,308. See footnote 1 to “Executive Compensation Table — Summary Compensation Tables” for a more detailed discussion of the 2010 base salaries. Effective March 1, 2011, annual base salaries to be earned by Messrs. Pollichino, Burian and Yospe were increased to $718,000, $615,000 and $410,000, respectively. Base salaries for Messrs. Dolan and Ratner did not change from 2010.

Annual Cash Incentives

Under our executive compensation program, annual incentive awards, or bonuses, are made to executive officers and certain other members of management. Annual incentive awards are designed to link executive compensation directly to the Company’s performance and provide incentives and rewards for excellent business performance during the year. For the NEOs and other individuals that the Compensation Committee determines may be covered by Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), 2010 bonuses were granted under the Company’s 2010 Cash Incentive Plan (the “CIP”), a plan approved by CSC Holdings (as sole stockholder) prior to the Distribution Date and administered by the Compensation Committee, please see “— Tax Deductibility of Compensation” below. For all other members of management, bonuses were granted under the Company’s management performance incentive program (“MPIP”) administered by the Compensation Committee.

Each bonus-eligible employee is assigned a target bonus equal to a percentage of that employee’s annual base salary. The target bonuses are determined based upon the applicable employee’s position, grade level, responsibilities, and historical and expected future contributions to the Company. In addition, each of the employment agreements of the executive officers contains a minimum target bonus level. For information regarding these minimum target bonus levels, please see “Employment Agreements” below. The Compensation Committee currently reviews the target bonus levels of the executive officers no less frequently than on an annual basis. The Compensation Committee evaluates each such executive’s performance, experience, and based on their performance and in accordance with the terms of the employment agreements, the Compensation Committee, in its sole discretion, may set target bonus levels for the executive officers. Target bonus levels for the NEOs in 2010 were as follows: Mr. Dolan — 200% of annual base salary; Mr. Ratner — 200% of annual base salary; Mr. Pollichino — 60% of annual base salary; Mr. Burian — 60% of annual base salary and Mr. Yospe — 45% of annual base salary.

The payment of annual incentive awards under the CIP is conditioned upon the satisfaction of one or more performance objectives established by the Compensation Committee. Any such performance objective is subject to various adjustments such as for acquisitions and dispositions and investments in new venues or business ventures. The performance metrics were designed to achieve tax deductibility under Code Section 162(m). Upon achievement of the performance objective(s), each NEO would be eligible to receive payment of an annual incentive bonus equal to the lesser of $10 million and two times the executive’s target bonus, subject to the Compensation Committee’s discretion to reduce the award. In general, under the CIP, regardless of whether the Company achieves, exceeds or fails to achieve its target performance objective(s), the Compensation Committee has the discretion only to decrease bonuses if the Company wishes to preserve the Code Section 162(m) deduction. With respect to 2010, the Compensation Committee certified the awards as achieved by virtue of the 2010 AOCF of the business units exceeding 90% of the 2009 AOCF of the business units and applied negative discretion under the CIP to bring payouts generally in line with calculated payouts under the MPIP for individuals who hold corporate positions (as described below), with certain adjustments based on individual performance. In March 2011, the 2010 annual bonuses were paid by the Company to the NEOs as follows: Mr. Dolan — $1,154,688; Mr. Ratner — $2,771,253; Mr. Pollichino — $589,591; Mr. Burian — $476,579 and Mr. Yospe — $235,980.

The payment of annual incentive awards under the MPIP is conditioned upon the satisfaction of one or more performance objectives established by the Compensation Committee depending upon the applicable eligible employee’s specific business unit. For 2010, under the MPIP, these performance objectives related to items such as net revenues, AOCF of the business units, sponsorship, signage and advertising revenue, and other division-specific strategic and operating metrics. For individuals who hold corporate positions at the Company, the MPIP performance objectives were predominantly based on a weighted average of the calculations of the comparisons of all of the business units’ performances against the respective units’ performance objectives. Bonuses awarded under the MPIP may also be adjusted based on recipients’ individual performances. To the extent the Company exceeds the MPIP performance objectives, eligible employees may receive payments greater than their target bonuses.

Long-term Incentives

Our executive compensation program is designed to achieve the objectives described above under “— Executive Compensation Program Objectives and Philosophy.” Our core long-term incentive program in 2010 consisted of two elements: restricted stock units and cash performance awards. These long-term incentives were awarded to members of management based upon each individual’s grade level and delivered as follows:

•	40% of the value of their long-term incentive awards in restricted stock units; and
•	60% of the value of their long-term incentive awards in cash performance awards.

The overall value delivered to each NEO was consistent with the amount contemplated by each NEO’s employment agreement. Pursuant to his employment agreement, Mr. Ratner, in addition to his 2010 long-term incentive award grants, was provided a special one-time equity award which the Compensation Committee determined to grant 50% in shares of restricted stock and 50% in restricted stock units.

We believe that restricted stock units provide the NEOs with an incentive to improve the Company’s stock price performance and a direct alignment with stockholders’ interests, as well as a continuing stake in the long-term success of the Company. The cash performance awards provide strong incentives for the NEOs to help the Company achieve specific long-term financial objectives by linking each executive’s actual payout to whether the Company’s target performance objectives are achieved. In addition, because these equity and cash awards vest in their entirety on the third anniversary of the grant date (i.e., cliff vesting), we believe these awards provide strong incentives for the executives to remain with the Company.

Our goal is generally to make annual long-term incentive grants to eligible employees after the public announcement of our annual financial information. Restricted stock units and cash performance awards were granted in March 2010. In connection with the six month transition period ending June 30, 2011 (due to the change in our fiscal year as described above), the long-term incentive awards granted in March 2011 were granted entirely in restricted stock units and were pro-rated to reflect the six month transition period. The Company expects that going forward, long-term incentive awards will consist of a mix of restricted stock units and cash performance awards.

Restricted Stock Units

Under our executive compensation program, annual long-term incentive grants of restricted stock units are made to executive officers and certain other members of management pursuant to the Company’s 2010 Employee Stock Plan (the “Equity Plan”). If the recipient remains employed by the Company through the date that the restrictions lapse, an award of a restricted stock unit will be settled in a share of Class A common stock or, at the Compensation Committee’s discretion, in a cash amount equal to the value of one share of Class A common stock as of the date such restrictions lapse. Under the current executive compensation program, restricted stock unit awards will cliff vest on the third anniversary of the date of grant so long as the recipient is continuously employed until such date. The restricted stock units granted to the NEOs also include a performance condition designed to achieve tax deductibility under Code Section 162(m). In March 2010, the Compensation Committee approved the following awards of restricted stock units to the NEOs: Mr. Dolan — 35,000 units; Mr. Ratner — 107,800 units; Mr. Pollichino — 19,000 units; Mr. Burian — 12,000 units and Mr. Yospe — 8,200 units. Such 2010 restricted stock units will vest in March 2013, as long as the recipient is continuously employed until such date. The performance objectives with respect to those awards have been certified by the Compensation Committee as achieved by virtue of the 2010 AOCF of the business units exceeding 90% of the 2009 AOCF of the business units. Additional information regarding restricted stock unit awards for the NEOs in 2010 is set forth in the Summary Compensation Table and the Grants of Plan-Based Awards table under “Executive Compensation Tables” below. More information regarding other equity grants for the NEOs appears in the Outstanding Equity Awards at Fiscal Year-End table under “Executive Compensation Tables” below.

In addition to the above-described equity awards, in connection with Mr. Ratner’s employment agreement with the Company, in March 2010 Mr. Ratner received a special one-time equity grant awarded equally in restricted stock and restricted stock units with a target value of $4,750,000. Such grant consisted of 118,500 restricted stock units and 118,500 shares of restricted stock.

These awards are subject to the same vesting terms and performance conditions as the restricted stock unit awards described above. See “Employment Agreements.”

Cash Performance Awards

Under our executive compensation program, grants of long-term cash performance awards are made to executive officers and certain other members of management pursuant to the Company’s CIP. The current executive compensation program contemplates annual grants of three-year performance awards to executive officers and other members of management to be earned on the basis of long-term performance relative to pre-established financial goals. The Compensation Committee sets the performance objectives for each award in the first quarter of the year of grant. Each recipient is eligible to receive a specified dollar amount, depending on the employee’s grade level, to the extent that the Company’s target performance objectives are achieved and the recipient is continuously employed through the payment date.

The cash performance awards granted in 2010 will be payable in 2013 if the Company achieves specified targets of net revenues and AOCF of the business units in the year ending December 31, 2012. The target levels of net revenues and AOCF of the business units were derived from the Company’s five-year plan for its operating business units presented to the Board in connection with the Company’s 2010 annual budget. These targets were intended to measure ongoing operating performance of the Company and are subject to various adjustments such as for acquisitions and dispositions and investments in new venues or business ventures and exclude all charges for long-term performance based compensation. The awards provide for a potential payout on a sliding scale such that the actual payment may range from 0% of the long-term cash performance award if the Company fails to achieve threshold levels of performance (for example, if both net revenues and AOCF of the business units fail to reach at least 85% and 75%, respectively, of the targets) to 110% of the long-term cash performance award if the Company exceeds the threshold levels of performance by a certain percentage (for example, if both net revenues and AOCF of the business units equal or exceed 115% and 125%, respectively, of the targets). If the Company exceeds threshold levels but does not achieve the targeted rates, or if the Company achieves or exceeds one target but not both, the award provides for partial payments. Fifty percent of the award is tied to achievement of net revenue goals, and 50% of the award is tied to achievement of business unit AOCF goals. Based on the experience and grade level of the NEOs in 2010, the Compensation Committee granted performance awards with the following targeted amounts: Mr. Dolan — $1,050,000; Mr. Ratner — $3,240,000; Mr. Pollichino — $570,000; Mr. Burian — $360,000 and Mr. Yospe — $246,000. Such awards will be payable in 2013, subject to continued employment requirements, if the Company achieves specified targets of net revenues or AOCF of the business units in the year ending December 31, 2012. Performance awards for the NEOs granted in 2010 are set forth in the Grants of Plan-Based Awards table under “Executive Compensation Tables” below.

Because the targets for all performance awards have been derived from the Company’s confidential five-year strategic plans, which are not disclosed publicly for competitive reasons, we do not believe it is appropriate to disclose specific numerical targets. Disclosure of these targets could provide information that could lead to competitive harm. We believe that our five-year plans, and consequently the targets set for the performance awards, are ambitious and reflect desired above-market performance. In determining the threshold levels of performance, the Compensation Committee considered, among other factors, the Company’s five-year plans and the degree of difficulty in achieving the targets. The Compensation Committee believes that the lowest levels on the sliding scale should be achieved, although there can be no assurance this will occur. As the payout scale increases, the likelihood of achievement decreases and the payouts increase. The Compensation Committee has the authority to amend or waive the performance targets under these awards and to make interpretations and adjustments thereto.

Outstanding Awards

In addition to the long-term incentive awards described above, certain of our executives (including all NEOs other than Mr. Yospe) have outstanding equity awards that were granted by Cablevision in connection with their service as employees of Cablevision prior to the Distribution. As part of the Distribution, Cablevision stock options and stock appreciation rights were adjusted according to the 1:4 distribution ratio (i.e., one share of the Company’s common stock for every four shares of Cablevision) into two separate awards by each of Cablevision and the Company which were equivalent in value to the pre-Distribution Cablevision awards. To effect the foregoing, the Compensation Committee approved the Company equity awards of stock options and stock appreciation rights. Additionally, shares of Company stock were issued as dividends on outstanding Cablevision restricted stock awards. Such shares of Company stock are restricted on the same basis as the underlying Cablevision shares, and are referred to in this Compensation Discussion and Analysis and the Executive Compensation Tables as “Distribution-related shares.” Grants of any such stock options, stock appreciation rights or Distribution-related shares received by the NEOs are set forth in the Outstanding Equity Awards at Fiscal Year End table under “Executive Compensation Tables” below and are discussed in greater detail under “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards” below.

Additionally, certain of our executives (including all NEOs other than Mr. Yospe) have outstanding long-term cash performance awards that were granted by Cablevision in connection with their service as employees of Cablevision prior to the Distribution. We are not responsible for any payments associated with the long-term cash performance awards granted by Cablevision to Mr. Dolan or Mr. Ratner that were outstanding as of the Distribution. Payment of such awards is the sole responsibility of Cablevision. Payments of any Cablevision long-term cash awards granted to Mr. Pollichino will be the responsibility of the Company. The Company has assumed all long-term cash awards granted by Cablevision to Mr. Burian that were outstanding as of the Distribution; however, Cablevision has paid the amount accrued through February 1, 2010, the date he transferred to the Company. See “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards” for a further discussion.

In addition to the outstanding equity and cash performance awards, Cablevision’s former executive compensation program also included special retention incentives called deferred compensation awards. These awards were generally made to its executive officers and other members of Cablevision management. The purpose of these deferred compensation awards was to attract and retain senior executives. Messrs. Dolan, Ratner, Pollichino and Burian received these awards in October 2004. As discussed below, under “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards,” the deferred compensation awards for Messrs. Dolan and Ratner remain a liability of Cablevision.

The Cablevision deferred compensation awards granted to Messrs. Pollichino and Burian contemplate an initial award amount for each recipient of $500,000. Each year, on the anniversary date of the award, the award amount grows by an additional amount equal to the lesser of 20% of the individual’s annual base salary in effect at that time and $150,000. In addition, the award amount is increased by quarterly interest, at an annual interest rate equal to the average of the one-year LIBOR fixed-rate equivalent for the ten business days immediately preceding October 1st of each year. The deferred compensation award is paid in installments: 50% of the then current award amount was paid on the fifth anniversary of the effective date of the award (October 2009 for Messrs. Pollichino and Burian), and the balance of the then current award amount is payable on the seventh anniversary of the effective date (October 2011 for Messrs. Pollichino and Burian), so long as the recipient continues to be employed by the Company or one of its respective affiliates. For 2010, information regarding the Cablevision deferred compensation awards of Messrs. Pollichino and Burian is set forth in the Summary Compensation Table.

Benefits

Benefits offered to executive officers generally provide for retirement income and serve as a safety net against hardships that can arise from illness, disability or death. The executive officers are generally eligible to participate in the same health and welfare benefit plans made available to the other benefits-eligible employees of the Company, including, for example, medical, dental, vision, life insurance and disability coverage. Notwithstanding the foregoing, Mr. Dolan does not participate in certain Company benefit plans, including the Company’s qualified defined benefit and defined contribution pension plans, and the Company’s medical, dental and vision plans. Mr. Dolan receives pension and health benefits from Cablevision.

Defined Benefit Plans

The Company maintains the Madison Square Garden, L.P. Cash Balance Pension Plan, a tax-qualified defined benefit plan, for participating employees, including executive officers. Under the Madison Square Garden, L.P. Excess Cash Balance Plan, a non-qualified deferred compensation plan, the Company provides additional benefits to employees, including executive officers, who are restricted by the applicable Internal Revenue Service (“IRS”) annual compensation limitation.

The Company also maintains the Madison Square Garden, L.P. Retirement Plan, a tax-qualified defined benefit plan, under which all benefit accruals have been frozen effective January 1, 2008. Effective March 1, 2011, the frozen Madison Square Garden, L.P. Retirement Plan was merged into the Madison Square Garden, L.P. Cash Balance Pension Plan. Under the Madison Square Garden, L.P. Excess Retirement Plan, a non-qualified deferred compensation plan, the Company provided additional benefit accruals (until January 1, 2008) to employees, including executive officers, who were restricted by the applicable IRS annual compensation limitation. The Excess Retirement Plan was frozen at the same time as the related qualified plan.

More information regarding the Madison Square Garden, L.P. Cash Balance Pension Plan, the Madison Square Garden, L.P. Excess Cash Balance Plan, the Madison Square Garden, L.P. Retirement Plan, and the Madison Square Garden Excess Retirement Plan is provided in the Pension Benefits table under “Executive Compensation Tables” below.

Defined Contribution Plans

Under the Madison Square Garden, L.P. 401(k) Savings Plan, a tax-qualified retirement savings plan, participating employees, including executive officers, may contribute into their plan accounts a percentage of their eligible pay on a before-tax basis as well as a percentage of their eligible pay on an after-tax basis. The Company matches 50% of the first 6% of eligible pay contributed by participating employees. The Company matching contributions are subject to vesting limitations for the first three years of employment.

In addition, the Company offers the Madison Square Garden, L.P. Excess Savings Plan, a non-qualified deferred compensation plan, to employees, including executive officers, who are restricted by the applicable IRS annual compensation limitation and/or the pre-tax income deferral limitation. More information regarding the Excess Savings Plan is provided in the Nonqualified Deferred Compensation table under “Executive Compensation Tables” below.

Matching contributions made by the Company under the Madison Square Garden, L.P. Savings Plan and the Madison Square Garden, L.P. Excess Savings Plan and allocations under the defined contribution portion of the Nonqualified Supplemental Benefit Plan on behalf of the NEOs are set forth in the Summary Compensation Table under “Executive Compensation Tables” below.

Other

In addition to the above employee benefit plans, Mr. Pollichino is also eligible for benefits under the Madison Square Garden Retiree Medical Program, which provides continued medical coverage to employees who (i) were hired prior to January 1, 2001, (ii) retire after age 55 with at least ten years of service, (iii) commence payments under the Madison Square Garden, L.P. Retirement Plan and (iv) are eligible for the Company’s active medical plan on the day before the retirement date. The program is self-funded and participants pay 25% of the cost of pre-65 coverage and 100% of post-65 coverage.

Perquisites

The Company provides certain perquisites to executive officers as described below. The aggregate value of perquisites received by each of the NEOs is set forth in the Summary Compensation Table under “Executive Compensation Tables” below.

Car and Driver

Mr. Ratner has regular access to a car and driver, which he is permitted to use for his personal use in addition to business purposes. In addition, certain executive officers and members of management have used cars and drivers on a limited basis for personal use.

To the extent employees use a car and driver for personal use those employees are imputed compensation for tax purposes.

Aircraft Arrangements

The Company has access to various aircraft through timesharing arrangements with a subsidiary of Cablevision and various Dolan family entities.

Generally, Messrs. Dolan and Ratner are permitted to use Cablevision helicopters for personal travel which has primarily been for purposes of commutation. The Company and Cablevision have agreed on an allocation of the costs of such personal helicopter use.

To the extent any employee uses any of the aircraft for personal travel without reimbursement to the Company, they are imputed compensation for tax purposes based on the Standard Industry Fare Level rates that are published biannually by the IRS. For compensation reporting purposes, we valued the incremental cost of the personal use of the aircraft based on the variable costs incurred by the Company net of reimbursements received from executives. The incremental cost of the use of the aircraft does not include any costs that would have been incurred by the Company whether or not the personal trip was taken.

Event Tickets

From time to time certain employees, including the NEOs, have access to tickets to sporting events and other entertainment at the Company’s venues at no cost, and may also purchase tickets at face value. Attendance at such events is integrally and directly related to the performance of their duties, and, as such, we do not deem the receipt of such tickets to be perquisites.

Post-Termination Compensation

We believe that post-termination benefits are integral to the Company’s ability to attract and retain qualified executives.

Under certain circumstances, payments or other benefits may be provided to employees upon the termination of their employment with the Company. These may include payments or other benefits upon a termination by the Company without cause, termination by the employee for good reason, other voluntary termination by the employee, retirement, death, disability, or termination following a change in control of the Company or following a going-private transaction. The amounts and terms of such payments and other benefits (including the definition of “cause” and “good reason”) are governed by each NEO’s employment agreement and any applicable award agreements. Post-termination compensation is discussed in greater detail in “Employment Agreements” and “Termination and Severance” below.

Tax Deductibility of Compensation

Code Section 162(m) establishes a $1 million limit on the amount that a publicly held corporation may deduct for compensation paid to the chief executive officer and the next three most highly paid NEOs (other than the chief financial officer) in a taxable year. This limitation does not apply to any compensation that is “qualified performance-based compensation” under Code Section 162(m), which is defined as compensation paid in connection with certain stock options or that is paid only if the individual’s performance meets pre-established objective goals based on performance criteria established under a plan approved by stockholders. Our short-term and long-term incentive compensation plans are generally designed to qualify for this exemption from the deduction limitations of Code Section 162(m) and to be consistent with providing appropriate compensation to executives. The Company’s stockholders will be asked to approve the CIP and the Equity Plan at the annual meeting currently expected to be held on November 30, 2011.

From time to time, to the extent it deems appropriate, the Compensation Committee may make awards (or modifications to awards) that would not qualify for an exemption from Code Section 162(m). For example, we expect that, for 2010 and 2011, the amount of base salary in excess of $1 million for the President and Chief Executive Officer and the next three most highly paid NEOs, plus any other annual compensation paid or imputed to the President and Chief Executive Officer and the next three most highly paid NEOs covered by Code Section 162(m) that causes his non-performance-based compensation to exceed the $1 million limit, will not be deductible by the Company for federal income tax purposes.

Although it is the Company’s intent generally to qualify compensation for the exemption from the deduction limitations, we believe that it is in the best interests of the Company’s stockholders to allow the Compensation Committee the flexibility and discretion to design an appropriate executive compensation program so that the Company can attract, retain and motivate our executives, notwithstanding Section 162(m).

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on such review and discussions, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 for filing with the Securities and Exchange Commission.

Members of the Compensation Committee

Alan D. Schwartz (Chair)
Vincent Tese

EMPLOYMENT AGREEMENTS

Each of our executive officers has entered into an employment agreement with the Company. As noted above in the Compensation Discussion and Analysis, Messrs. Dolan and Ratner also continue to serve as officers and employees of Cablevision. Such Cablevision employment is pursuant to written employment agreements by and between Cablevision and each of Messrs. Dolan and Ratner (which are not described herein). Set forth below is a description of the employment agreements between the Company and each of our NEOs.

James L. Dolan

The agreement provides for Mr. Dolan’s employment as Executive Chairman of the Company through December 31, 2014 at a minimum annual base salary of $500,000 (subject to annual review and potential increase in the discretion of the Compensation Committee) and an annual target bonus equal to 200% of his annual base salary (and a possible range of 0% to 400%) in the discretion of the Compensation Committee. It is also expected that Mr. Dolan will continue to be nominated for election as a director of the Company during the period he serves as Executive Chairman. Under the agreement, Mr. Dolan continues to be eligible to participate in all the Company’s employee benefits and retirement plans at the level available to other members of senior management of the Company subject to meeting the relevant eligibility requirements and the terms of the plans. In light of Mr. Dolan’s dual role at the Company and Cablevision, he does not meet the eligibility requirements of certain qualified and other employee benefit plans. In the event Mr. Dolan does not meet the requirements for the Madison Square Garden, L.P. Salary Continuation Plan (short-term disability), any amount that otherwise would have been payable to Mr. Dolan under that plan in the event of a short-term disability will be payable by the Company in the amount and for the duration set forth in the plan. In addition, because Mr. Dolan does not participate in the Madison Square Garden, L.P. 401(k) Savings Plan and the Madison Square Garden, L.P. Cash Balance Pension Plan, his full Company base salary is used to determine his applicable benefits under the Madison Square Garden, L.P. Excess Savings Plan and the Madison Square Garden, L.P. Excess Cash Balance Plan. Any life and accidental death and dismemberment insurance provided by the Company will continue to be based on Mr. Dolan’s base salary.

Mr. Dolan is also eligible to participate in the Company’s long-term cash or equity programs and arrangements described above at the level determined by the Compensation Committee in its discretion consistent with the role and responsibilities of Executive Chairman. The agreement provides that, in calendar year 2010, Mr. Dolan would be entitled to receive one or more long-term cash and/or equity awards with an aggregate target value of $1,750,000, as determined by the Compensation Committee in its discretion, and on March 29, 2010 he received awards consisting of 35,000 restricted stock units and a cash performance award with a target value of $1,050,000. The restricted stock units are expected to vest on the third anniversary of the grant date, subject to the Company achieving a specified performance objective, and the performance award will become payable upon the Compensation Committee’s determination that, and only to the extent that, Company performance objectives with respect to calendar year 2012 are achieved. Although not guaranteed, it is currently expected that long-term cash or equity awards with similar target values as those granted to Mr. Dolan in 2010 will be made to him annually.

If, prior to December 31, 2014 (the “Scheduled Expiration Date”), Mr. Dolan’s employment with the Company is terminated (i) for any reason by him during the thirteenth calendar month following a Change in Control of the Company, (ii) by the Company or (iii) by him for Good Reason, and at the time of any such termination Cause does not exist, then, subject to his execution of the Company’s then standard separation agreement (modified to reflect terms of the agreement) which separation agreement will include, without limitation, general releases by him as well as non-competition, non-solicitation, non-disparagement, confidentiality and other provisions substantially similar to those set forth in the agreement (a “Separation Agreement”), the Company will provide him with the following benefits and rights:

(a)        A severance payment in an amount determined at the discretion of the Compensation Committee, but in no event less than two times the sum of his annual base salary and annual target bonus and will be made on the 90th day after the termination of his employment;

(b)        Each of the Company’s outstanding long-term cash performance awards granted under the plans of the Company will immediately vest in full and will be paid to the same extent and at the same time that other members of senior management receive payment for such awards as determined by the Compensation Committee (subject to the satisfaction of any applicable performance objectives);

(c)        Each of the Company’s outstanding long-term cash awards (including any deferred compensation awards under the long-term cash award program) that are not subject to performance criteria granted under the plans of the Company will immediately vest in full and will be paid on the 90th day after the termination of his employment;

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

(e)        Each of his outstanding stock options and stock appreciation awards under the plans of the Company will immediately vest and become exercisable and he will have the right to exercise each of those options and stock appreciation awards for the remainder of the term of the option or award; and

(f)        A prorated annual bonus for the year in which such termination occurred (based upon the number of full calendar months during which Mr. Dolan was employed by the Company during the applicable year) to the same extent that other executive officers receive payment of bonuses for such year as determined by the Compensation Committee in its sole discretion (and subject to the satisfaction of any applicable performance objectives), payable at the same time annual bonuses for such year are payable to other executive officers, and, if not previously paid, his annual bonus for the preceding year, to the same extent that other members of senior management receive payment of annual bonuses for such preceding year as determined by the Compensation Committee in its sole discretion (and subject to the satisfaction of any applicable performance objectives), which annual bonus shall be payable at the same time annual bonuses for such preceding year are payable to other members of senior management.

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

In the employment agreement, the Company acknowledges that, in addition to Mr. Dolan’s services pursuant to the agreement, he will simultaneously serve, and is expected to devote most of his business time and attention to serving, as President and Chief Executive Officer of Cablevision. The Company recognizes and agrees that his responsibilities to Cablevision will preclude him from devoting a substantial portion of his time and attention to the Company’s affairs. The agreement states the Company’s recognition that there may be certain potential conflicts of interest and fiduciary duty issues associated with Mr. Dolan’s dual roles at the Company and Cablevision and that none of (i) his dual responsibilities at the Company and Cablevision, (ii) his inability to devote a substantial portion of his time and attention to the Company’s affairs, (iii) the actual or potential conflicts of interest and fiduciary duty issues that are waived in the Company’s certificate of incorporation, or (iv) any actions taken, or omitted to be taken, by him in good faith to comply with his duties and responsibilities to the Company in light of his dual responsibilities to the Company and Cablevision will be deemed to be a breach by him of his obligations under the employment agreement nor will any of the foregoing constitute Cause as such term is defined in the employment agreement.

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

Termination for “Good Reason” means that (1) without Mr. Dolan’s consent, (A) Mr. Dolan’s base salary or bonus target is reduced, (B) the Company requires that Mr. Dolan’s principal office be located outside of Nassau County or Manhattan, (C) the Company materially breaches its obligations to Mr. Dolan under his employment agreement, (D) Mr. Dolan is no longer the Executive Chairman of the Company, (E) Mr. Dolan no longer reports directly to the Board of the Company, or (F) Mr. Dolan’s responsibilities are materially diminished, (2) Mr. Dolan has given the Company written notice, referring specifically to this definition, that he does not consent to such action, (3) the Company has not corrected such action within 15 days of receiving such notice, and (4) Mr. Dolan voluntarily terminates his employment within 90 days following the happening of the action described in subsection (1) of this definition.

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

Hank J. Ratner

Mr. Ratner’s employment agreement with the Company provides for his employment as President and Chief Executive Officer of the Company through December 31, 2014 at a minimum annual base salary of $1,200,000 (subject to annual review and potential increase in the discretion of the Compensation Committee) and an annual target bonus equal to 200% of his annual base salary (and a possible range of 0% to 400%) in the discretion of the Compensation Committee. He is entitled to participate in all of the Company’s employee benefits and retirement plans at the level available to other members of senior management (subject to meeting the relevant eligibility requirements and terms of the plans). Mr. Ratner is also eligible to participate in the Company’s long-term cash or equity programs described above. The agreement provides that in calendar year 2010, Mr. Ratner would be entitled to receive one or more long-term cash and/or equity awards with an aggregate target value of $5,400,000, as determined by the Compensation Committee in its discretion and on March 29, 2010 he received awards consisting of 107,800 restricted stock units and a cash performance award with a target value of $3,240,000. The restricted stock units are expected to vest on the third anniversary of the grant date, subject to the Company achieving a specified performance objective, and the performance award will become payable upon the Compensation Committee’s determination that, and only to the extent that, Company performance objectives with respect to calendar year 2012 are achieved. Although not guaranteed, it is currently expected that long-term cash or equity awards of target values similar to those granted to Mr. Ratner in 2010 will be made to him annually thereafter. Neither the scheduled expiration of the employment agreement nor Mr. Ratner’s rights in connection with the expiration will have any effect on any determination by the Compensation Committee with respect to the amount, terms or form of any long-term incentive awards granted to him in the future.

In addition to Mr. Ratner’s eligibility for the grant of equity and/or cash long-term incentives in 2010, his agreement also entitled him to receive a one-time special equity award with an aggregate target value of $4,750,000. Please see the Grants of Plan-Based Awards table for a discussion of this one-time equity award.

If, prior to December 31, 2014 (the “Scheduled Expiration Date”), Mr. Ratner’s employment with the Company is terminated (i) for any reason by him during the thirteenth calendar month following a Change in Control of the Company, (ii) by the Company, (iii) by him for Good Reason, or (iv) by Mutual Consent, and at the time of any such termination Cause does not exist, then, subject to his execution of a Separation Agreement with the Company, the Company will provide him with the following benefits and rights:

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

(c)        Each of the Company’s outstanding long-term cash awards (including any deferred compensation awards under the long-term cash award program) that are not subject to performance criteria granted under the plans of the Company will immediately vest in full and will be made on the 90th day after the termination of his employment;

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

(e)        Each of his outstanding stock options and stock appreciation awards under the plans of the Company will immediately vest and become exercisable and he will have the right to exercise each of those options and stock appreciation awards for the remainder of the term of the option or award; and

(f)        A prorated annual bonus for the year in which such termination occurred (based upon the number of full calendar months during which Mr. Ratner was employed by the Company during the applicable year) only if, when and to the same extent that other similarly situated executives receive payment of bonuses for such year (without adjustment for Mr. Ratner’s individual performance) as determined by the Compensation Committee in its sole discretion (and subject to the satisfaction of any applicable performance objectives) and, if not previously paid, his annual bonus for the preceding year, if, when and to the same extent that other similarly situated executives receive payment of bonuses for such year (without adjustment for his individual performance) as determined by the Compensation Committee in its sole discretion (and subject to the satisfaction of any applicable performance objectives).

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

Robert M. Pollichino

Mr. Pollichino’s employment agreement provides for his employment as Executive Vice President and Chief Financial Officer of the Company through February 9, 2013 at a minimum annual base salary of $700,000 (subject to annual review and increase in the discretion of the Company’s Compensation Committee) and an annual target bonus opportunity equal to 60% of his annual base salary in the discretion of the Company’s Compensation Committee. He is eligible for the Company’s standard benefits programs and to participate in the Company’s long-term incentive programs, in each case on the same basis as similarly situated executives at the Company. Any such awards would be subject to actual grant by the Compensation Committee in its sole discretion, would be pursuant to the plan document and would be subject to the terms and conditions established by the Compensation Committee in its sole discretion. On March 29, 2010, Mr. Pollichino received awards consisting of 19,000 restricted stock units and a cash performance award with a target value of $570,000. The restricted stock units are expected to vest on the third anniversary of the grant date, subject to the Company achieving a specified performance objective, and the performance award will become payable upon the Compensation Committee’s determination that, and only to the extent that, Company performance objectives with respect to calendar year 2012 are achieved.

Mr. Pollichino’s employment agreement provides severance benefits if Mr. Pollichino’s employment is terminated prior to February 9, 2013 by (1) the Company, or (2) by Mr. Pollichino for Good Reason, if at the time of such termination under clause (1) or (2), Cause does not exist. These benefits consist of (1) the payment of an amount in cash equal to not less than two times the sum of Mr. Pollichino’s annual base salary and his annual target bonus as in effect at that time; (2) a prorated bonus (based upon the number of full calendar months during which Mr. Pollichino was employed by the Company during the applicable year), provided that such bonus will be payable if and when such bonuses are generally paid to similarly situated employees and will be based on his then current annual target bonus as well as Company and his business unit performance as determined by the Compensation Committee in its sole discretion, but without adjustment for his individual performance and, if not previously paid, his annual bonus for the preceding year, if, when and to the same extent that other similarly situated executives receive payment of bonuses for such year (without adjustment for his individual performance) as determined by the Compensation Committee in its sole discretion; (3) any vested stock options or stock appreciation rights that he has outstanding as of the time of such termination will remain exercisable until the earlier of the three-year anniversary of the termination date and the end of the original term of the applicable award and (4) the Compensation Committee will consider, in good faith, approving the vesting of his then outstanding equity and cash incentive awards on a pro rata basis, provided that, to the extent any such awards are subject to any performance criteria, any such pro rata vested portion as may be approved by the Compensation Committee shall be payable only if, when, and to the same extent as paid to other employees generally holding such awards subject to the satisfaction of the performance criteria. All payments described in this paragraph would be conditioned on Mr. Pollichino executing a separation agreement.

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

Termination for “Good Reason” means: (1) without Mr. Pollichino’s consent, (A) his base salary or annual target bonus is reduced or (B) he is no longer the Executive Vice President and Chief Financial Officer of the Company; (2) he gives written notice to the Company that he does not consent to such action; (3) the Company does not correct such action within 30 days of receiving his notice; and (4) he voluntarily terminates his employment within ninety (90) days of such action.

Lawrence J. Burian

Mr. Burian’s employment agreement provides for his employment as Executive Vice President, General Counsel and Secretary of the Company through February 9, 2013 at a minimum annual base salary of $600,000 (subject to annual review and increase in the discretion of our Compensation Committee) and an annual target bonus opportunity equal to 60% of his annual base salary in the discretion of the Company’s Compensation Committee. He is eligible for the Company’s standard benefits programs and to participate in the Company’s long-term incentive programs, in each case on the same basis as similarly situated executives at the Company. Any such awards would be subject to actual grant by the Compensation Committee in its sole discretion, would be pursuant to the plan document and would be subject to the terms and conditions established by the Compensation Committee in its sole discretion. On March 29, 2010, Mr. Burian received awards consisting of 12,000 restricted stock units and a cash performance award with a target value of $360,000. The restricted stock units are expected to vest on the third anniversary of the grant date, subject to the Company achieving a specified performance objective, and the performance award will become payable upon the Compensation Committee’s determination that, and only to the extent that, Company performance objectives with respect to calendar year 2012 are achieved.

Mr. Burian’s employment agreement provides severance benefits if Mr. Burian’s employment is terminated prior to February 9, 2013 by (1) the Company, or (2) by Mr. Burian for Good Reason, if at the time of such termination under clause (1) or (2), Cause does not exist. These benefits consist of (1) the payment of an amount in cash equal to not less than two times the sum of Mr. Burian’s annual base salary and his annual target bonus as in effect at that time; (2) a prorated bonus (based upon the number of full calendar months during which Mr. Burian was employed by the Company during the applicable year), provided that such bonus will be payable if and when such bonuses are generally paid to similarly situated employees and will be based on his then current annual target bonus as well as Company and his business unit performance as determined by the Compensation Committee in its sole discretion, but without adjustment for his individual performance and, if not previously paid, his annual bonus for the preceding year, if, when and to the same extent that other similarly situated executives receive payment of bonuses for such year (without adjustment for his individual performance) as determined by the Compensation Committee in its sole discretion; (3) any vested stock options or stock appreciation rights that he has outstanding as of the time of such termination will remain exercisable until the earlier of the three-year anniversary of the termination date and the end of the original term of the applicable award; and (4) the Compensation Committee will consider, in good faith, approving the vesting of his then outstanding equity and cash incentive awards on a pro rata basis, provided that, to the extent any such awards are subject to any performance criteria, any such pro rata vested portion as may be approved by the Compensation Committee shall be payable only if, when, and to the same extent as paid to other employees generally holding such awards subject to the satisfaction of the performance criteria. All payments described in this paragraph would be conditioned on Mr. Burian executing a separation agreement.

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

Joseph F. Yospe

Under an agreement entered into in connection with his appointment, Mr. Yospe will receive an initial base salary of $400,000 annually. He will be eligible to participate in the Company’s discretionary annual bonus program with an annual target bonus opportunity equal to 45% of his base salary. Bonus payments are based on actual salary paid during the year for which they are awarded; provided, however, that pursuant to his agreement, the bonus payment for 2010 was based on his full annual salary of $400,000. Bonus payments depend on a number of factors, including Company, unit and individual performance. The decision on whether or not to pay a bonus, and the amount of that bonus, if any, is made by the Company in its sole discretion. Mr. Yospe is eligible for our standard benefits program. Mr. Yospe is also eligible, subject to his continued employment by the Company and actual grant by the Compensation Committee, to participate in such long-term incentive programs that are made available in the future to similarly situated executives at the Company. Any such awards would be subject to actual grant by the Compensation Committee, would be pursuant to the applicable plan document and the terms and conditions established by the Compensation Committee in its sole discretion. Any long-term incentive awards are expected to be subject to three-year cliff vesting. On March 29, 2010, Mr. Yospe received awards consisting of 8,200 restricted stock units and a cash performance award with a target value of $246,000. The restricted stock units are expected to vest on the third anniversary of the grant date, subject to the Company achieving a specified performance objective, and the performance award will become payable upon the Compensation Committee’s determination that, and only to the extent that, Company performance objectives with respect to calendar year 2012 are achieved.

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

Mr. Yospe’s employment agreement expired on February 26, 2011, and he remains an at-will employee of the Company.

EXECUTIVE COMPENSATION TABLES

The tables below reflect the compensation of the Company’s Executive Chairman, President and Chief Executive Officer, Chief Financial Officer and the two other most highly paid executive officers. See “Compensation Discussion and Analysis” for an explanation of our compensation philosophy and program.

Summary Compensation Table

The table below summarizes (a) the total compensation paid to or earned by each of our NEOs for the year ending December 31, 2010, and (b) the total compensation paid to or earned by Messrs. Dolan, Ratner and Pollichino in their capacities as executive officers of Cablevision or its subsidiaries for the year ending December 31, 2009, all of which was paid by Cablevision.

Name and Principal Position	Year	Salary ($)(1)	Bonus(2) ($)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)

James L. Dolan	2010	440,385	—	701,750	—	1,154,688	35,231	15,519	2,347,573
Executive Chairman	2009 (8)	1,872,000	717,616	1,731,584	2,991,067	8,457,281	215,020	1,159,092	17,143,660
Hank J. Ratner	2010	1,056,923	—	6,913,240	—	2,771,253	73,985	89,640	10,905,041
President and Chief Executive Officer	2009 (8)	1,638,000	717,616	1,546,240	2,669,803	7,968,083	167,823	1,450,631	16,158,196
Robert M. Pollichino	2010	685,979	—	380,950	—	817,591	160,697	169,995	2,215,212
Executive Vice President and Chief Financial Officer	2009 (8)	582,400	599,665	194,560	—	692,750	30,002	178,465	2,277,842
Lawrence J. Burian	2010	542,308	—	240,600	—	729,959	35,327	142,650	1,690,844
Executive Vice President, General Counsel and Secretary	2009 (9)
Joseph F. Yospe	2010	332,308	—	164,410	—	235,980	—	7,175	739,873
Senior Vice President, and Controller	2009 (9)

(1)	For 2010, salaries paid to the NEOs accounted for approximately the following percentages of their total compensation: Mr. Dolan — 19%; Mr. Ratner — 10%; Mr. Pollichino — 31%; Mr. Burian — 32%; and Mr. Yospe — 45%. For Messrs. Dolan and Ratner, these salary amounts represent the base salaries paid to them by the Company from the Distribution Date through December 31, 2010. For the period from January 1, 2010 through the day prior to the Distribution Date, Messrs. Dolan and Ratner received a base salary from Cablevision, which will be disclosed in Cablevision’s publicly-filed proxy statement. For Mr. Burian, this salary amount represents the base salary paid to him by the Company from February 1, 2010 through December 31, 2010. For the period from January 1, 2010 through January 31, 2010, Mr. Burian received $52,236 in base salary from Cablevision. For Mr. Pollichino, this amount represents the base salary paid to him by the Company from January 1, 2010 through December 31, 2010. For Mr. Yospe, this amount represents the base salary paid to him by the Company from his hire date, February 26, 2010, through December 31, 2010.

(2)	For 2009 figures, this column reflects the portion of the deferred compensation award paid by Cablevision on the fifth anniversary of such award in accordance with its terms. For more information regarding the deferred compensation award, see “Compensation Discussion and Analysis — Elements of In-Service Compensation — Outstanding Awards.”

(3)	For 2010 figures, this column reflects the aggregate grant date fair value of Company restricted stock awards and restricted stock units granted to the executives. In addition, Company common stock was issued as dividends in respect of outstanding Cablevision restricted stock awards held as of the Distribution. Such Company common stock is restricted on the same basis as underlying Cablevision restricted stock awards. Such Distribution-related shares held by certain of the NEOs are not reflected in this table, but are included in the Outstanding Equity Awards at Fiscal Year End table and the Options Exercised and Stock Vested table. For a further discussion of Distribution-related equity awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(4)	For 2009 figures, this column reflects the aggregate grant date fair value of Cablevision option awards granted in 2009. In 2010, upon the Distribution, the Company issued stock options and stock appreciation rights in connection with then-outstanding Cablevision stock options and stock appreciation rights. Such Distribution-related options and rights are not reflected in this table, but are included in the Outstanding Equity Awards at Fiscal Year End table and the Options Exercised and Stock Vested table. For a further discussion of Distribution-related equity awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(5)	For 2010 figures, this column reflects the annual incentive award earned by each individual in 2010 and paid in March 2011. Mr. Burian’s bonus includes $34,500 funded by Cablevision for the period of 2010 during which Mr. Burian was a Cablevision employee. In addition, with respect to Messrs. Pollichino and Burian, this column includes the following long-term performance awards granted by Cablevision in 2008, and earned in 2010 as follows: Mr. Pollichino: — $228,000 and Mr. Burian: — $218,880. Pursuant to the Company’s Distribution-related agreements with Cablevision, the Company assumed the full liability related to such awards, but Cablevision funded to the Company $145,334, a pro rata portion of Mr. Burian’s award reflecting the portion of performance period occurring prior to February 1, 2010, Mr. Burian’s start date with the Company. The performance awards granted by Cablevision to Messrs. Dolan and Ratner in 2008 were not assumed by the Company and remain a liability of Cablevision. For a further discussion of the treatment of the Cablevision long-term performance awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(6)	This column represents the sum of the increase in the present value of each individual’s accumulated cash balance plan account and accumulated excess cash balance account. With respect to Messrs. Dolan and Ratner, such increase is measured from the Distribution Date through December 31, 2010, because their pre-Distribution accrued pension balances remain in the applicable Cablevision plans. With respect to Messrs. Pollichino and Burian, such increase is measured from January 1, 2010 through December 31, 2010, as their pre-Distribution Balances were transferred from the Cablevision plans to the Company plans. With respect to Mr. Yospe, such increase is measured from February 26, 2010 through December 31, 2010. There were no above-market earnings on nonqualified deferred compensation. For more information regarding the NEOs’ pension benefits, please see the Pension Benefits table below. In addition, with respect to Mr. Pollichino, this column includes the increase in the present value of his benefit under the MSG Retirement Plan and MSG Excess Retirement Plan.

(7)	The table below shows the components of this column:

Name	Year	401(k) Plan Match (a)	Excess Savings Plan Match (a)	Life Insurance Premiums (b)	Deferred Compensation Awards (c)	Perquisites(d)	Total

James L. Dolan	2010	—	$15,519	—	—	—	$15,519
Hank J. Ratner	2010	$546	$31,739	$3,456	—	$53,899	$89,640
Robert M. Pollichino	2010	$6,848	$13,866	$2,106	$147,175	—	$169,995
Lawrence J. Burian	2010	$2,934	$11,769	$1,728	$126,219	—	$142,650
Joseph F. Yospe	2010	$6,023	—	$1,152	—	—	$7,175

(a)	These columns represent, for each individual, a matching contribution by the Company on behalf of such individual under MSG’s 401(k) Plan or Excess Savings Plan, as applicable.

(b)	This column represents amounts paid for each of Messrs. Ratner, Pollichino, Burian and Yospe to participate in the Company’s group life insurance program.

(c)	This column represents amounts credited pursuant to the deferred compensation awards issued by Cablevision to each of Messrs. Pollichino and Burian by Cablevision in 2004. Pursuant to the Company’s Distribution-related agreements with Cablevision, the Company assumed the ongoing liabilities related to these awards, and Cablevision funded to the Company a pro rata portion of Mr. Burian’s award reflecting the portion that had accrued prior to February 1, 2010. The amounts allocated in 2010 on behalf of Messrs. Pollichino and Burian represent a notional contribution of $140,000 and $120,000, respectively, and notional interest of $7,175 and $6,219, respectively. For more information regarding these deferred compensation awards, see “Compensation Discussion and Analysis — Elements of In-Service Compensation — Outstanding Awards.”

(d)	This column represents, for the NEOs, the following aggregate estimated perquisites, as described in the table below. For more information regarding the calculation of these perquisites, please see “Compensation Discussion and Analysis — Elements of In-Service Compensation — Perquisites.”

Name	Year	Car and Driver(I)	Aircraft (II)	Other	Total
James L. Dolan	2010	*	*	*	*
Hank J. Ratner	2010	$3,026	$50,873	—	$53,899
Robert M. Pollichino	2010	*	*	*	*
Lawrence J. Burian	2010	*	*	*	*
Joseph F. Yospe	2010	*	*	*	*

*	The aggregate estimated value of the perquisites in 2010 for the individual is less than $10,000.

(I)	The amounts in this table reflect the incremental cost to the Company of personal use of cars and drivers. Incremental cost is determined as the actual costs incurred by the Company.

(II)	As discussed under “Compensation Discussion and Analysis — Elements of In-Service Compensation — Perquisites — Aircraft Arrangements,” the amounts in the table reflect the incremental cost to the Company of personal use of Cablevision’s helicopters (which the Company uses pursuant to its time sharing arrangement with a Cablevision subsidiary, see “Relationship Between Cablevision and Us — Aircraft Arrangements” below). Incremental cost is determined as the actual costs incurred by the Company.

(8)	This row represents historical Cablevision information. The information has been provided by, or derived from information provided by, Cablevision. All of the information set forth for year 2009 reflects compensation earned during 2009 based upon services rendered to Cablevision and its subsidiaries (including Madison Square Garden, L.P.) by our Executive Chairman and our President and Chief Executive Officer, and is based upon services rendered to Madison Square Garden, L.P. while a subsidiary of Cablevision by our Executive Vice President and Chief Financial Officer. The services rendered by these executives in 2009 while a subsidiary of Cablevision were in capacities not equivalent to the positions in which they serve the Company or our subsidiaries.

(9)	Mr. Burian was elected Executive Vice President, General Counsel and Secretary of the Company on January 12, 2010 and commenced employment with the Company on February 1, 2010, and Mr. Yospe was elected Senior Vice President, Controller and Principal Accounting Officer of the Company on February 26, 2010.

Grants of Plan-Based Awards

The table below presents information regarding awards granted in 2010 to each NEO under the Company’s plans, including estimated possible and future payouts under non-equity incentive plan awards and equity incentive plan awards of restricted stock units, restricted stock and stock options.

Name	Year	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(#)		All Other Option Awards: Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
			Threshold($)	Target($)	Maximum($)
James L. Dolan	2010	3/29/10(2)		1,000,000	2,000,000
	2010	3/29/10(3)	945,000	1,050,000	1,155,000
	2010	3/29/10(4)				35,000				701,750
Hank J. Ratner	2010	3/29/10 (2)		2,400,000	4,800,000
	2010	3/29/10 (3)	2,916,000	3,240,000	3,564,000
	2010	3/29/10				344,800	(5)			6,913,240
Robert M. Pollichino	2010	3/5/09(2)		420,000	840,000
	2010	3/5/09(3)	513,000	570,000	627,000
	2010	3/5/09(4)				19,000				380,950
Lawrence J. Burian	2010	3/29/10(2)		360,000	720,000
	2010	3/29/10(3)	324,000	360,000	396,000
	2010	3/29/10(4)				12,000				240,600
Joseph F. Yospe	2010	3/29/10 (2)		180,000	360,000
	2010	3/29/10 (3)	221,400	246,000	270,600
	2010	3/29/10(4)				8,200				164,410

(1)	This column reflects the aggregate grant date fair value of the restricted stock unit awards granted to each NEO in 2010 and, in the case of Mr. Ratner, the restricted stock award granted in 2010, without any reduction for risk of forfeiture, as calculated under ASC Topic 718 on the date of grant.

(2)	This row reflects the possible payouts with respect to grants of annual incentive awards under the Company’s CIP for performance in 2010. Each of the executives is assigned a target bonus which is a percentage of the executive’s annual base salary; there is no threshold amount for annual incentive awards. Under the terms of the awards, upon the achievement of the relevant performance targets, each NEO is eligible to receive an annual incentive award equal to the lesser of $10,000,000 or two times the executive’s target bonus, subject to the Compensation Committee’s discretion to reduce the award. The amounts of annual incentive awards actually paid in 2011 for performance in 2010 are disclosed in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above. For more information regarding the terms of these annual incentive awards, please see “Compensation Discussion and Analysis — Elements of In-Service Compensation — Annual Cash Incentives.”

(3)	This row reflects the future payouts with respect to the cash performance awards that were granted under the Company’s long-term incentive program in 2010. Each performance award was granted with a target payment, subject to actual payment based on a sliding scale ranging from zero to 110% of the target amount. These performance awards will be payable in the first quarter of 2013, subject to continued employment requirements, if the Company achieves specified performance targets in the year ending December 31, 2012. For more information regarding the terms of these performance awards, please see “Compensation Discussion and Analysis — Elements of In-Service Compensation — Long-term Incentives — Cash Performance Awards.”

(4)	This row reflects the number of restricted stock units awarded in 2010. These grants of restricted stock units, which were made under the Company’s 2010 Employee Stock Plan, are expected to cliff vest on the third anniversary of the grant date. In addition, Company common stock was issued as dividends in respect of outstanding Cablevision restricted stock awards held as of the Distribution. Such Company common stock is restricted on the same basis as underlying Cablevision restricted stock awards. Such Distribution-related shares held by certain of the NEOs are not reflected in this table, but are included in the Outstanding Equity Awards at Fiscal Year End table and the Options Exercised and Stock Vested table. For a further discussion of Distribution-related equity grants, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(5)	Mr. Ratner received 107,800 restricted stock units on March 29, 2010. In addition, in connection with his employment agreement, Mr. Ratner received a one-time special award which consisted of 118,500 shares of restricted stock and 118,500 restricted stock units on March 29, 2010. All of these awards are expected to cliff vest on the third anniversary of the grant.

Outstanding Equity Awards at Fiscal Year-End

The table below shows (i) each grant of stock options and stock appreciation rights that are still unexercised and outstanding and (ii) the aggregate number of unvested restricted stock units and shares of unvested restricted stock (including Distribution-related shares) outstanding for each NEO, in each case as of December 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Not Vested($)(1)
James L. Dolan							105,575	(4)	2,721,724
	41,666				7.49	6/25/2013
	30,000				7.27	10/1/2014
	15,000				10.78	11/8/2015
	18,600				10.78	10/1/2014
	30,000				10.78	11/8/2015
	66,000				14.25	06/05/2016
	75,258	(2)	150,517(2)		7.12	09/05/2014

Hank J. Ratner							407,825	(5)	10,513,729
	8,333				7.27	10/01/2014
	16,666				10.78	11/08/2015
	12,500				10.78	11/08/2015
	15,500				10.78	10/01/2014
	55,000				14.25	06/05/2016
	67,175	(3)	134,350(3)		7.12	09/05/2014

Robert M. Pollichino(7)							26,125	(4)	673,503
	1,875				7.27	10/01/2014
	2,000				10.78	11/08/2015

Lawrence J. Burian (7)							18,850	(4)	485,953
	500				7.27	10/01/2014
	1,000				10.78	11/08/2015

Joseph F. Yospe							8,200	(6)	211,396

(1)	Calculated using the closing price of Class A common stock on NASDAQ on December 31, 2010 of $25.78 per share.

(2)	225,775 Company stock options were granted to Mr. Dolan in connection with the Distribution with respect to a March 5, 2009 award of Cablevision stock options. Such Company stock options vest in three equal installments on each of March 5, 2010, March 5, 2011, and March 5, 2012. For a further discussion on Distribution-related equity awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(3)	201,525 Company stock options were granted to Mr. Ratner in connection with the Distribution with respect to a March 5, 2009 award of Cablevision stock options. Such Company stock options vest in three equal installments on each of March 5, 2010, March 5, 2011, and March 5, 2012. For a further discussion on Distribution-related equity awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(4)	With respect to Messrs. Dolan, Pollichino and Burian, the total in this column represents both restricted stock units granted as a long-term incentive award in March 2010, and Distribution-related shares issued as dividends on outstanding Cablevision restricted stock awards. With respect to each such individual, as of December 31, 2010: Mr. Dolan has 35,000 outstanding Company restricted stock units and 70,575 outstanding Distribution-related shares; Mr. Pollichino has 19,000 outstanding Company restricted stock units and 7,125 outstanding Distribution-related shares; and Mr. Burian has 12,000 outstanding Company restricted stock units and 6,850 outstanding Distribution-related shares. For a further discussion of Distribution-related equity awards, see “— Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(5)	With respect to Mr. Ratner, the total in this column represents an award of 107,800 restricted stock units granted as a long-term incentive award in March 2010, a special one-time award of 118,500 restricted stock units and 118,500 shares of restricted stock granted in March 2010, and 63,025 Distribution-related shares issued as dividends on outstanding Cablevision restricted stock awards. For a further discussion of Distribution-related equity awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(6)	With respect to Mr. Yospe, the total in this column represents an award of 8,200 restricted stock units granted by the Compensation Committee as an annual long-term incentive award in March 2010.

(7)	As discussed in greater detail under “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards,” Messrs. Pollichino and Burian hold certain Cablevision equity-based awards which, following the Distribution, are subject to continued employment by the Company. As of December 31, 2010, (i) Robert M. Pollichino held 15,500 Cablevision stock options (all of which were vested), and 28,500 shares of Cablevision restricted stock; and (ii) Lawrence J. Burian held 6,000 Cablevision stock options (all of which were vested), and 27,400 shares of Cablevision restricted stock. Outstanding Cablevision equity-based awards held by Messrs. Dolan and Ratner are subject to their respective continued employment by Cablevision.

Option Exercises and Stock Vested

The table below shows stock option exercises during 2010 and restricted stock awards that vested during 2010.

	Option Exercises		Restricted Stock
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting ($) (2)
James L. Dolan	—	—	25,375	520,188
Hank J. Ratner (3)	5,954	106,577 (4)	22,650	464,325
Robert M. Pollichino	—	—	2,150	44,075
Lawrence J. Burian	—	—	2,050	42,025
Joseph F. Yospe	—	—	—	—

(1)	This column represents Distribution-related shares of Company stock issued as a dividend on Cablevision restricted shares granted in March 2007. The restrictions on such Distribution-related shares lapsed in March 2010. For a more detailed discussion of Distribution-related equity awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(2)	Calculated using the closing price (per share) of the Class A common stock on NASDAQ on March 2, 2010, the vesting date.

(3)	In connection with the Distribution, Mr. Ratner received 5,954.5 stock appreciation rights with respect to a pre-Distribution grant of Cablevision stock appreciation rights. In May 2010, Mr. Ratner exercised his stock appreciation rights. Such exercise is not included in this table because these stock appreciation rights were settled in cash by Cablevision. For a more detailed discussion of Distribution-related equity awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(4)	Calculated using the closing price (per share) of Class A common stock on NASDAQ on May 11, 2010, the date of exercise less the option price per share multiplied by the number of options exercised.

Pension Benefits

The table below shows the present value of accumulated benefits payable to each of our NEOs, including the number of years of service credited to each NEO, under our defined benefit pension plans as of December 31, 2010.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
James L. Dolan	MSG Cash Balance Pension Plan	0(1)	0	—
	MSG Excess Cash Balance Plan	1(1)	35,231	—

Hank J. Ratner	MSG Cash Balance Pension Plan	1(2)	1,274	—
	MSG Excess Cash Balance Plan	1(2)	72,711	—

Robert M. Pollichino	MSG Cash Balance Pension Plan	3(3)	63,241	—
	MSG Excess Cash Balance Plan	3(3)	87,770	—
	MSG Retirement Plan	10(4)	241,172	—
	MSG Excess Retirement Plan	10(4)	762,493	—

Lawrence J. Burian	MSG Cash Balance Pension Plan	10(3)	101,531	—
	MSG Excess Cash Balance Plan	10(3)	66,184	—

Joseph J. Yospe	MSG Cash Balance Pension Plan	0	0	—
	MSG Excess Cash Balance Plan	0	0	—

(1)	Mr. Dolan does not participate in the MSG Cash Balance Pension Plan. He commenced participation in the MSG Excess Cash Balance Plan in connection with the Distribution. Amounts accrued by Mr. Dolan prior to the Distribution under both the Cablevision Cash Balance Pension Plan and the Cablevision Excess Cash Balance Plan remain in such plans. Mr. Dolan continues to participate in the Cablevision Cash Balance Pension Plan and the Cablevision Excess Cash Balance Plan in connection with his Cablevision employment.

(2)	Mr. Ratner commenced participation in the MSG Cash Balance Plan and the MSG Excess Cash Balance Plan in connection with the Distribution. Amounts accrued by Mr. Ratner prior to the Distribution under both the Cablevision Cash Balance Pension Plan and the Cablevision Excess Cash Balance Plan remain in such plans. Mr. Ratner continues to participate in the Cablevision Excess Cash Balance Plan in connection with his Cablevision employment.

(3)	In connection with the Distribution, Messrs. Pollichino and Burian’s accrued benefits under each of the Cablevision Cash Balance Pension Plan and Cablevision Excess Cash Balance Plan were transferred to the MSG Cash Balance Pension Plan and MSG Excess Cash Balance Plan, respectively. Their number of years of credited service include the period of their participation in the Cablevision plans prior to the Distribution.

(4)	Accruals under both the MSG Retirement Plan and MSG Excess Retirement Plan were frozen as of December 31, 2007.

We maintain several benefit plans for our executives. The material terms and conditions are discussed below.

Madison Square Garden, L.P. Cash Balance Pension Plan (“MSG Cash Balance Pension Plan”)

The MSG Cash Balance Pension Plan is a tax-qualified defined benefit plan that generally covers regular full-time and part-time non-union employees of the Company and certain of its affiliates who have completed one year of service. A notional account is maintained for each participant under the plan, including the NEOs (other than Mr. Dolan), which consists of (i) annual allocations made by the Company as of the end of each year on behalf of each participant who has completed 800 hours of service during the year that range from 3% to 9% of the participant’s compensation, based on the participant’s age and (ii) monthly interest credits based on the average of the annual rate of interest on the 30-year U.S. Treasury Bonds for the months of September, October and November of the prior year. Compensation includes all direct cash compensation received while a participant as part of the participant’s primary compensation structure (excluding bonuses, fringe benefits, and other compensation that is not received on a regular basis), and before deductions for elective deferrals (in accordance with the Internal Revenue Code limits, the maximum compensation taken into account in determining benefits was limited to $245,000 in 2010).

A participant’s interest in the cash balance plan is subject to vesting limitations for the first three years of employment. A participant’s account will also vest in full upon his or her termination due to death, disability or retirement after attaining age 65. Upon retirement or other termination of employment with the Company, the participant may elect a distribution of the vested portion of the cash balance account. Any amounts remaining in the plan will continue to be credited with interest until the account is paid. The normal form of benefit payment for an unmarried participant is a single life annuity and the normal form of benefit payment for a married participant is a 50% joint and survivor annuity. The participant, with spousal consent if applicable, can waive the normal form and elect a single life annuity or a lump sum. Effective on March 1, 2011, the MSG Retirement Plan (as described below) was merged into the MSG Cash Balance Pension Plan. The merged plan remains named the MSG Cash Balance Pension Plan, but provides the same benefits that were previously provided by the two separate plans.

Madison Square Garden, L.P. Excess Cash Balance Plan (“MSG Excess Cash Balance Plan”)

The MSG Excess Cash Balance Plan is a non-qualified deferred compensation plan that is intended to provide eligible participants, including each of the NEOs, with the portion of their overall benefit that they would accrue under the MSG Cash Balance Pension Plan but for Internal Revenue Code limits on the amount of “compensation” (as defined in the MSG Cash Balance Pension Plan) that can be taken into account in determining benefits under tax-qualified plans ($245,000 in 2010). The Company maintains a notional excess cash balance account for each eligible participant, and for each calendar year, credits these accounts with the portion of the allocation that could not be made on his behalf under the MSG Cash Balance Pension Plan due to the compensation limitation. In addition, the Company credits each notional excess cash balance account monthly with interest at the same rate used under the MSG Cash Balance Pension Plan. A participant vests in the excess cash balance account according to the same schedule in the MSG Cash Balance Pension Plan. The excess cash balance account, to the extent vested, is paid in a lump sum to the participant as soon as practicable following his or her retirement or other termination of employment with the Company.

Madison Square Garden, L.P. Retirement Plan (“MSG Retirement Plan”)

The MSG Retirement Plan is a tax-qualified defined benefit plan covering substantially all of our non-union full-time and eligible part-time employees, including Mr. Pollichino, who were hired prior to January 1, 2001. Effective as of January 1, 2001, membership in the plan was frozen and benefit accruals under the plan continued only for employees who were already active participants in the plan as of December 31, 2000. As of December 31, 2007, the plan was amended to freeze all benefit accruals effective January 1, 2008 and eliminate the ability of participants to earn benefits for future service under this plan.

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

As a result of plan participants’ benefits under the plan being frozen, any pay earned and service completed after that date will not be taken into account when determining the amount of a participant’s benefit under the plan. Participants will continue to earn eligibility towards early retirement as long as they remain our employees. Normal retirement under the plan is age 65; however, participants who have attained age 55 and completed at least 10 years of vesting service may retire prior to age 65 and receive a reduced benefit. Pursuant to these plan terms, Mr. Pollichino is eligible for an early retirement benefit under the MSG Retirement Plan.

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

As discussed above, the MSG Retirement Plan was merged into the MSG Cash Balance Plan, effective March 1, 2011. This merger did not adversely impact any participant in either of the two plans.

Madison Square Garden, L.P. Excess Retirement Plan (“MSG Excess Retirement Plan”)

The MSG Excess Retirement Plan is a non-qualified defined contribution plan that provides eligible participants, including Mr. Pollichino, with the portion of their benefit that cannot be paid to them under the Retirement Plan due to Internal Revenue Code limits on the amount of compensation that can be taken into account in determining benefits under tax-qualified plans. Future benefit accruals under the MSG Excess Retirement Plan ceased as of January 1, 2008 in conjunction with the cessation of future accruals under the MSG Retirement Plan.

Benefits are payable under the MSG Excess Retirement Plan upon the participant’s termination of employment. The normal form of payment under the MSG Excess Retirement Plan is a life annuity for all participants. Instead of the normal form of payment, participants may have instead elected a 50%, 75% or 100% joint and survivor annuity option or a 10-year certain and life annuity option. Based upon his age and years of benefit service, Mr. Pollichino’s monthly accrued benefit payable at age 65 under the plan is $6,111.

Madison Square Garden, L.P. 401(k) Savings Plan (“MSG Savings Plan”)

Under the MSG Savings Plan, a tax-qualified retirement savings plan, participating employees, including the NEOs (other than Mr. Dolan), may contribute into their plan accounts a percentage of their eligible pay on a before-tax basis as well as a percentage of their eligible pay on an after-tax basis. The participants are eligible to receive a matching contribution from the Company of up to 50% of the first 6% of eligible pay contributed by participating employees. A participant is always fully vested in his own contributions, and the Company matching contributions cliff vest on the third anniversary of the date of hire (subject to full vesting upon his death, disability or retirement after attaining age 65). Prior to 2011, the MSG Savings Plan was operated as part of the Cablevision 401(k) Savings Plan (the “CVC Plan”). On February 1, 2011, MSG established its own plan and the related MSG assets in the CVC Plan were transferred to the MSG Savings Plan. Accordingly, for the year ending December 31, 2010, references to the MSG Savings Plan refer to the CVC Plan.

Madison Square Garden, L.P. Excess 401(k) Savings Plan (“MSG Excess Savings Plan”)

The MSG Excess Savings Plan is an unfunded, non-qualified deferred compensation plan that operates in conjunction with the Company’s tax-qualified MSG Savings Plan. An employee is eligible to participate in the MSG Excess Plan for a calendar year if his compensation (as defined in the MSG Savings Plan) in the preceding year exceeded (or would have exceeded, if the employee had been employed for the entire year) the IRS limit on the amount of compensation that can be taken into account in determining contributions under tax-qualified retirement plans ($245,000 in 2010) and he makes an election to participate prior to the beginning of the year. An eligible employee whose contributions to the MSG Savings Plan are limited as a result of this compensation limit or as a result of reaching the maximum 401(k) deferral limit ($16,500 or $22,000 if 50 or over for 2010) can continue to make pre-tax contributions under the MSG Excess Savings Plan of up to 6% of his eligible pay. In addition, the Company will make matching contributions of up to 50% of the first 6% of eligible pay contributed by the employee. A participant is always fully vested in his own contributions and vests in the Company matching contributions on the third anniversary of the date of hire (subject to full vesting upon his death, disability or retirement after attaining age 65). Account balances under the MSG Excess Savings Plan are credited monthly with the rate of return earned by the Stable Value Fund offered as an investment alternative under the MSG Savings Plan. Distributions of vested benefits are made in a lump sum as soon as practicable after the participant’s termination of employment with the Company. Prior to 2011, the MSG Excess Savings Plan was operated as part of the Cablevision Excess 401(k) Savings Plan (the “CVC Excess Plan”). On February 1, 2011, MSG established its own plan and the related MSG assets in the CVC Excess Plan were transferred to the MSG Excess Savings Plan. Accordingly, for the year ending December 31, 2010, references to the MSG Excess Savings Plan refer to the CVC Excess Plan.

Nonqualified Deferred Compensation

The table below shows (i) the contributions made by each named executive officer and the Company in 2010, (ii) aggregate earnings on each named executive officer’s account balance in 2010 and (iii) the account balance of each of our NEOs under the MSG Excess Savings Plan as of December 31, 2010.

Name	Plan Name	Executive Contributions in 2010 FY ($)(1)	Registrant Contributions in 2010 FY ($)(2)	Aggregate Earnings in 2010 FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 2010 FY ($)(4)
James L. Dolan	MSG Excess Savings Plan	27,577	15,519	372	—	43,468
Hank J. Ratner	MSG Excess Savings Plan	63,477	31,739	858	—	96,074
Robert M. Pollichino	MSG Excess Savings Plan	30,481	13,866	8,029	—	410,095
Lawrence J. Burian	MSG Excess Savings Plan	23,539	11,769	3,913	—	209,959
Joseph J. Yospe	MSG Excess Savings Plan	—	—	—	—	—

(1)	These amounts represent a portion of the executives’ salaries, which are included in the numbers reported in the “Salary” column of the Summary Compensation Table that the executives contributed to the MSG Excess Savings Plan.

(2)	These amounts are reported in the “All Other Compensation” column of the Summary Compensation Table. These amounts do not include deferred compensation awards credited in 2010 and included in the Summary Compensation Table under “All Other Compensation” and described in Note 7 to that table.

(3)	These amounts are not reported in the “All Other Compensation” column of the Summary Compensation Table.

(4)	Amounts accrued by Messrs. Dolan and Ratner under the Cablevision Excess Savings Plan prior to the Distribution were not transferred to the MSG Excess Savings Plan in connection with the spin-off of such plan and are therefore not reflected in this column. Such balances remain in the Cablevision Excess Savings Plan. Amounts accrued by Messrs. Pollichino and Burian under the Cablevision Excess Savings Plan prior to the Distribution were transferred over to the MSG Excess Savings Plan and are reflected in this column.

TERMINATION AND SEVERANCE

This section describes the payments that would be received by executive officers upon various terminations of employment scenarios. The information under “Separation from the Company” assumes that the NEO was employed by the Company under his applicable agreement, and his employment terminated as of December 31, 2010. This information is presented to illustrate the payments such executives would have received from the Company under the various termination scenarios.

Separation from the Company

Payments may be made to NEOs upon the termination of their employment with the Company depending upon the circumstances of their termination, which include termination by the Company without cause, termination by the employee for good reason, other voluntary termination by the employee, retirement, death, disability, or termination following a change in control of the Company or following a going-private transaction. Certain of these circumstances are addressed in employment agreements between the Company and the NEOs. For a description of termination provisions in the employment agreements, see “Employment Agreements” above. In addition, award agreements for long-term incentives also address some of these circumstances.

Quantification of Termination and Severance

The following tables set forth a quantification of estimated severance and other benefits payable to the NEOs under various circumstances regarding the termination of their employment. In calculating these severance and other payments, we have taken into consideration or otherwise assumed the following:

•	Termination of employment occurred after the close of business on December 31, 2010.
•	We have valued equity awards using the closing market price of Class A common stock on NASDAQ on December 31, 2010, the last trading day of the year, of $25.78.
•	We have valued stock options at their intrinsic value, equal to the difference between $25.78 and the per share exercise price, multiplied by the number of shares underlying the stock options.
•

In the event of termination of employment, the payment of certain long-term incentive awards and other amounts may be delayed, depending upon the terms of each specific award agreement, the provisions of the applicable NEO’s employment agreement and the applicability of Code Section 409A. In quantifying aggregate termination payments, we have not taken into account the timing of the payments and we have not discounted the value of payments that would be made over time, except where otherwise disclosed.

•	We have assumed that all performance metrics for performance-based awards are achieved (but not exceeded).

Benefits Payable as a Result of Voluntary Termination of Employment by Employee*

Elements	James L. Dolan	Hank J. Ratner	Robert M. Pollichino	Lawrence J. Burian	Joseph F. Yospe
Severance	—	—	—	—	—
Pro rata bonus	—	—	—	—	—
Unvested restricted stock	—	—	—	—	—
Unvested stock options	—	—	—	—	—
Performance awards	—	—	—	—	—
Deferred compensation award	—	—	$586,919(1)	$507,713(1)	—
Health insurance benefits	—	—	—	—	—

*	The amounts in this table do not include any pension or other vested retirement benefits.

(1)	Represents the then-current amount of his deferred compensation award due and payable upon a termination as of December 31, 2010.

Benefits Payable as a Result of Termination of Employment By Employee Due to Retirement*

Elements	James L. Dolan	Hank J. Ratner	Robert M. Pollichino	Lawrence J. Burian	Joseph F. Yospe
Severance	—	—	—	—	—
Pro rata bonus	—	—	—	—	—
Unvested restricted stock	—	—	—	—	—
Unvested stock options	—	—	—	—	—
Performance awards	—	—	—	—	—
Deferred compensation award	—	—	$586,919(1)	$507,713(1)	—
Health insurance benefits	—	—	$150,000(2)	—	—

*	The amounts in this table do not include any pension or other vested retirement benefits.

(1)	Represents the then-current award amount of his deferred compensation award due and payable upon a termination as of December 31, 2010.

(2)	Represents the present value of Mr. Pollichino’s benefits under the Madison Square Garden Retiree Medical Program. Among the NEOs, only Mr. Pollichino is eligible to participate.

Benefits Payable as a Result of Termination of Employment by the Company for Cause

In the event of termination by MSG for Cause, no executive officer would have been entitled to any payments at December 31, 2010.

Benefits Payable as a Result of Termination of Employment by the Company Without Cause*

Elements	James L. Dolan	Hank J. Ratner	Robert M. Pollichino(8)	Lawrence J. Burian(8)		Joseph F. Yospe
Severance	$3,000,000(1)	$7,200,000(1)	$2,240,000(1)	$1,920,000(1)		$580,000(2)
Pro rata bonus	$1,154,888(3)	$2,771,253(3)	$ 489,591(3)	$ 411,079(3)		—
Unvested restricted stock	$ 902,300(4)	$8,888,944(5)	—	—		—
Unvested stock options	—	—	—	—		—
Performance awards	$1,050,000(6)	$3,240,000(6)	—	—		—
Deferred compensation award	—	—	$ 586,919(7)	$ 507,713(	7)	—
Health insurance benefits	—	—	—	—		—

*	The amounts in this table do not include any pension or other vested retirement benefits.

(1)	Represents severance equal to two times the sum of his annual base salary and annual target bonus.

(2)	Represents severance equal to the sum of his annual base salary and annual target bonus.

(3)	Represents a pro rata annual bonus for the year in which the termination occurred, payable to the same extent as annual bonuses are paid to the other executives, and in the case of Messrs. Ratner, Pollichino and Burian, without regard to personal performance metrics. Mr. Burian’s bonus includes $34,500 funded by Cablevision for the period of 2010 during which Mr. Burian was a Cablevision employee.

(4)	Represents the full vesting of the 2010 grant of 35,000 restricted stock units.

(5)	Represents the full vesting of the 2010 grant of 226,300 restricted stock units (including the restricted stock unit portion of the one-time special grant made in 2010), and the 2010 grant of 118,500 shares of restricted stock (as part of the one-time special grant), with a value of $5,834,014 and $3,054,930, respectively.

(6)	Represents the full target value of his 2010 performance award.

(7)	Represents the then-current amount of his deferred compensation award due and payable upon a termination as of December 31, 2010.

(8)	Upon a termination without cause of either Mr. Pollichino or Mr. Burian, the Compensation Committee is required to consider, in good faith, approving the vesting of their then-outstanding equity and cash performance awards on a pro-rata basis, subject to the satisfaction of any applicable performance criteria.

Benefits Payable as a Result of Termination of Employment by Employee for Good Reason*

Elements	James L. Dolan	Hank J. Ratner	Robert M. Pollichino(7)	Lawrence J. Burian(7)	Joseph F. Yospe
Severance	$3,000,000(1)	$7,200,000(1)	$2,240,000(1)	$1,920,000(1)	—
Pro rata bonus	$1,154,888(2)	$2,771,253(2)	$ 489,591(2)	$ 411,079(2)	—
Unvested restricted stock	$ 902,300(3)	$8,888,944(4)	—	—	—
Unvested stock options	—	—	—	—	—
Performance awards	$1,050,000(5)	$3,240,000(5)	—	—	—
Deferred compensation award	—	—	$ 586,919(6)	$ 507,713(6)	—
Health insurance benefits	—	—	—	—	—

*	The amounts in this table do not include any pension or other vested retirement benefits.

(1)	Represents severance equal to two times the sum of his annual base salary and annual target bonus.

(2)	Represents a pro rata annual bonus for the year in which the termination occurred, payable to the same extent as annual bonuses are paid to the other executives, and in the case of Messrs. Ratner, Pollichino and Burian, without regard to personal performance metrics. Mr. Burian’s bonus includes $34,500 funded by Cablevision for the period of 2010 during which Mr. Burian was a Cablevision employee.

(3)	Represents the full vesting of the 2010 grant of 35,000 restricted stock units.

(4)	Represents the full vesting of the 2010 grant of 226,300 restricted stock units (including the restricted stock unit portion of the one-time special grant made in 2010), and the 2010 grant of 118,500 shares of restricted stock (as part of the one-time special grant), with a value of $5,834,014 and $3,054,930, respectively.

(5)	Represents the full target value of his 2010 performance award.

(6)	Represents the then-current amount of his deferred compensation award due and payable upon a termination as of December 31, 2010.

(7)	Upon a termination by either Mr. Pollichino or Mr. Burian with good reason, the Compensation Committee is required to consider, in good faith, approving the vesting of their then-outstanding equity and cash performance awards on a pro-rata basis, subject to the satisfaction of any applicable performance criteria.

Benefits Payable as a Result of Termination of Employment Due to Death*

Elements	James L. Dolan	Hank J. Ratner	Robert M. Pollichino	Lawrence J. Burian	Joseph F. Yospe
Severance	—	—	—	—	—
Pro rata bonus	$1,154,888(1)	$2,771,253(1)	—	—	—
Unvested restricted stock	$ 902,300(2)	$8,888,944(3)	$673,502(2)	$485,953(2)	$211,396(2)
Unvested stock options	—	—	—	—	—
Performance awards	$1,050,000(4)	$3,240,000(4)	$606,666(5)	$520,000(5)	$ 82,000(6)
Deferred compensation award	—	—	$586,919(7)	$507,713(7)	—
Health insurance benefits	—	—	—	—	—

*	The amounts in this table do not include any pension or other vested retirement benefits.

(1)	Represents a pro rata annual bonus for the year in which the termination occurred, payable to the same extent as annual bonuses are paid to the other executives, and in the case of Mr. Ratner, without regard to personal performance metrics.

(2)	Represents the full vesting of the 2010 grant of restricted stock units and, for Messrs. Pollichino and Burian also include the lapsing of the restrictions on 7,125 and 6,850 Distribution-related shares, respectively. Not included on this table for Messrs. Pollichino and Burian are 28,500 and 27,400 Cablevision restricted shares, respectively, which would also vest upon a termination of such NEO’s Company employment due to death.

(3)	Represents the full vesting of the 2010 grant of 226,300 restricted stock units (including the restricted stock unit portion of the one-time special grant made in 2010), and the 2010 grant of 118,500 shares of restricted stock (as part of the one-time special grant), with a value of $5,834,014 and $3,054,930, respectively.

(4)	Represents the full target value of his 2010 performance award.

(5)	Represents the full target value of his 2008 Cablevision performance award, and the pro rata target value of his 2009 Cablevision and 2010 Company performance awards. In the case of Mr. Pollichino, the Company has assumed the full liability for the Cablevision awards and, in the case of Mr. Burian, the Company received a pro rata amount from Cablevision to reflect the portions of the performance periods in such Cablevision awards occurring prior to February 1, 2010, Mr. Burian’s start date with the Company.

(6)	Represents the pro rata target value of his 2010 Company performance award.

(7)	Represents the then-current amount of his deferred compensation award due and payable upon a termination as of December 31, 2010.

Benefits Payable as a Result of Termination of Employment Due to Disability*

Elements	James L. Dolan	Hank J. Ratner	Robert M. Pollichino(5)	Lawrence J. Burian(5)	Joseph F. Yospe(5)
Severance	—	—	—	—	—
Pro rata bonus	$1,154,888(1)	$2,771,253(1)	—	—	—
Unvested restricted stock	$ 902,300(2)	$8,888,944(3)	—	—	—
Unvested stock options	—	—	—	—	—
Performance awards	$1,050,000(4)	$3,240,000(4)	—	—	—
Deferred compensation award	—	—	—	—	—
Health insurance benefits	—	—	—	—	—

*	The amounts in this table do not include any pension or other vested retirement benefits.

(1)	Represents a pro rata annual bonus for the year in which the termination occurred, payable to the same extent as annual bonuses are paid to the other executives, and in the case of Mr. Ratner, without regard to personal performance metrics.

(2)	Represents the full vesting of the 2010 grant of 35,000 restricted stock units.

(3)	Represents the full vesting of the 2010 grant of 226,300 restricted stock units (including the restricted stock unit portion of the one-time special grant made in 2010), and the 2010 grant of 118,500 shares of restricted stock (as part of the one-time special grant), with a value of $5,834,014 and $3,054,930, respectively.

(4)	Represents the full target value of his 2010 performance award.

(5)	A termination by the Company of any of Messrs. Pollichino, Burian or Yospe due to such NEO’s disability, would be treated under their respective employment agreements as a termination by the Company without cause. For details on the amounts due upon such a termination by the Company without cause, please see the Benefits Payable as a Result of Termination of Employment by the Company Without Cause table.

Benefits Payable as a Result of Termination of Employment from the Company in Connection with a Change in Control or Going Private Transaction (1)*

Elements	James L. Dolan(2)	Hank J. Ratner(2)	Robert M. Pollichino(3)	Lawrence J. Burian(3)	Joseph F. Yospe(3)
Severance	$3,000,000(4)	$7,200,000(4)	$2,240,000(4)	$1,920,000(4)	$ 580,000(	5)
Pro rata bonus	$1,154,888(6)	$2,771,253(6)	$ 489,591(6)	$ 411,079(6)	—
Unvested restricted stock	$ 902,300(7)	$8,888,944(8)	$ 489,820(9)	$ 309,360(9)	$ 211,396(	9)
Unvested stock options	—	—	—	—	—
Performance awards	$1,050,000(10)	$3,240,000(10)	$ 570,000(10)	$ 360,000(10)	$ 246,000(	10)
Deferred compensation award	—	—	$ 586,919(11)	$ 507,713(11)	—
Health insurance benefits	—	—	—	—	—

*	The amounts in this table do not include any pension or other vested retirement benefits.

(1)	The amounts payable as a result of termination of employment by the executive or the Company following a going private transaction are generally equal to or less than the amounts payable as a result of termination of employment by the executive or the Company following a change in control. Notwithstanding the amounts set forth in this table, if any payment otherwise due to any of Messrs. Dolan, Ratner, Pollichino or Burian would result in the imposition of an excise tax under Code Section 4999, then the Company will instead pay to the applicable NEO either (a) the amounts set forth in this table, or (b) the maximum amount that could be paid to such NEO without the imposition of the excise tax, whichever results in a greater amount of after-tax proceeds to such NEO.

(2)	If either of Messrs. Dolan or Ratner is terminated without cause or resigns with good reason following a change in control or a going private transaction, then he would be entitled to the amounts above. Additionally, if either of Messrs. Dolan or Ratner resigns without good reason in the thirteenth month following a change in control, he would be entitled to the amounts above.

(3)	If any of Messrs. Pollichino, Burian or Yospe is terminated without cause following a change in control or a going private transaction, then he would be entitled to the amounts above. Additionally, if either of Messrs. Pollichino or Burian resigns with good reason following a change in control or a going private transaction, then he would be entitled to the amounts above.

(4)	Represents severance equal to two times the sum of his annual base salary and annual target bonus.

(5)	Represents severance equal to the sum of his annual base salary and annual target bonus.

(6)	Represents a pro rata annual bonus for the year in which the termination occurred, payable to the same extent as annual bonuses are paid to the other executives, and in the case of Messrs. Ratner, Pollichino and Burian, without regard to personal performance metrics. Mr. Burian’s bonus includes $34,500 funded by Cablevision for the period of 2010 during which Mr. Burian was a Cablevision employee.

(7)	Represents the full vesting of the 2010 grant of 35,000 restricted stock units.

(8)	Represents the full vesting of the 2010 grant of 226,300 restricted stock units (including the restricted stock unit portion of the one-time special grant made in 2010), and the 2010 grant of 118,500 shares of restricted stock (as part of the one-time special grant), with a value of $5,834,014 and $3,054,930, respectively.

(9)	Represents the value of the 2010 grant of 19,000, 12,000 and 8,200 restricted stock units for each of Messrs. Pollichino, Burian and Yospe, respectively. Upon a change in control or going private transaction, Messrs. Pollichino, Burian and Yospe will be entitled to either (in the successor entity’s discretion) (a) cash equal to the unvested units multiplied by the per share price paid in the change in control or going private transaction, or (b) only if the successor entity is a publicly traded company, a replacement unit award from the successor entity with the same terms. Any such cash award would be payable upon the earliest of (x) the date the units were originally scheduled to vest so long as the executive remains continuously employed, (y) a termination without cause or a resignation with good reason, or (z) only if the successor entity elects clause (b) above, upon a resignation without good reason that is at least six months, but no more than nine months following the change in control or going private transaction.

(10)	Represents the 2010 cash performance award target, which becomes payable upon a change in control, regardless of whether the applicable executive’s employment is terminated, or upon a going private transaction if the applicable executive is employed through January 1, 2013 or is terminated without Cause or resigns for Good Reason prior to such date.

(11)	Represents the then-current amount of his deferred compensation award due and payable upon a termination as of December 31, 2010.

TREATMENT OF LEGACY CABLEVISION OPTIONS, RIGHTS, RESTRICTED STOCK, RESTRICTED STOCK UNITS AND OTHER AWARDS

Options, Rights, Restricted Stock and Restricted Stock Units

In connection with the Distribution, each Cablevision stock option and stock appreciation right (“right” or “SAR”) became two options/rights. Cablevision options were converted into options to acquire Cablevision NY Group Class A Common Stock and options to acquire the Company’s Class A Common Stock. Cablevision rights were converted into rights with respect to the cash value of Cablevision NY Group Class A Common Stock and rights with respect to the cash value of the Company’s Class A Common Stock. The number of shares of the Company’s Class A Common Stock that became subject to each option/right was based on the 1:4 distribution ratio (i.e., one share of the Company’s common stock for every four shares of Cablevision). The options and the rights with respect to the Company’s Class A Common Stock were issued under the new Madison Square Garden, Inc. 2010 Employee Stock Plan or the new Madison Square Garden, Inc. 2010 Stock Plan for Non-Employee Directors, as applicable. The existing exercise price was allocated between the existing Cablevision options/rights and the Company’s new options/rights based upon ten-day weighted-average prices of the Cablevision NY Group Class A Common Stock and the Company’s Class A Common Stock, taking into account the 1:4 distribution ratio. As a result of this adjustment, 82.63% of the pre-Distribution exercise price of options and rights was allocated to the Cablevision options and rights and 17.37% was allocated to the new Madison Square Garden, Inc. options and rights. Other than the split of the Cablevision options and rights and the allocation of the existing exercise price, upon issuance of our new options and rights there was no additional adjustment to the existing Cablevision options and rights in connection with the Distribution and the terms of each employee’s applicable Cablevision award agreement continue to govern the Cablevision options and rights. The options and rights that were issued in respect of outstanding Cablevision stock options and rights will be affected by a change in control or going private transaction of the Company or Cablevision, as set forth in the terms of the award agreement.

Further, in the Distribution, one share of the Company’s Class A Common Stock was issued in respect of every four shares of Cablevision restricted stock and these Company shares are restricted on the same basis as the underlying Cablevision restricted shares. These shares were not issued under any of the Company’s new equity plans as they were issued as a dividend in respect of Cablevision NY Group Class A Common Stock in connection with the Distribution. If a holder of Cablevision restricted stock forfeits such restricted stock and therefore forfeits our accompanying shares, the Company shares will be returned to our treasury.

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

Other Awards

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

We are not responsible for any payments associated with any annual, long-term cash or deferred compensation award granted by Cablevision to Mr. Dolan or Mr. Ratner that was outstanding as of the Distribution. Payment of such awards is the sole responsibility of Cablevision. Payments of any awards granted to Mr. Pollichino will continue to be the responsibility of the Company. The Company has assumed all liabilities relating to annual, long-term cash or deferred compensation awards granted by Cablevision to Mr. Burian that were outstanding as of the Distribution; however, Cablevision has funded the portion of those awards accrued through February 1, 2010, the date he transferred to the Company.

The performance awards and deferred compensation awards applicable to our other employees were assigned by Cablevision to us and have been assumed by us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF STOCK

The table sets forth certain information as of March 11, 2011 with respect to the beneficial ownership of the Company’s Class A common stock and Class B common stock by (i) each person the Company believes beneficially holds more than 5% of any class of the outstanding shares of the Company’s based solely on the Company’s review of SEC filings; (ii) each director and (iii) each named executive officer.

Name and Address	Title of Stock Class(1)	Beneficial Ownership(1)(2)	Percent of Class	Combined Voting Power of All Classes of Stock Beneficially Owned(1)(2)
Dolan Family Group(3)	Class A Common Stock	2,226,308	3.6%	69.8%
340 Crossways Park Drive	Class B Common Stock	13,588,555	100.0%
Woodbury, NY 11797
Charles F. Dolan(3)(4)(5)(6 (8)	Class A Common Stock	847,977	1.4%	41.2%
340 Crossways Park Drive	Class B Common Stock	8,074,392	59.4%
Woodbury, NY 11797
Helen A. Dolan(3)(4)(5)(6)(8)	Class A Common Stock	847,977	1.4%	41.2%
340 Crossways Park Drive	Class B Common Stock	8,074,392	59.4%
Woodbury, NY 11797
Charles F. Dolan 2011 Grantor Retained Annuity Trust #1M(3)(4) 340 Crossways Park Woodbury, NY 11797	Class A Common Stock Class B Common Stock	— 3,501,888	— 25.8%	17.7%
Helen A. Dolan 2011 Grantor Retained Annuity Trust #1M(3)(5) 340 Crossways Park Drive Woodbury, NY 11797	Class A Common Stock Class B Common Stock	— 1,949,998	— 14.4%	9.9%
James L. Dolan(3)(6)(7)(8)(9)(16)(20)(30)	Class A Common Stock	590,007	*	5.1%
PO Box 420 Oyster Bay, New York 11771	Class B Common Stock	942,114	6.9%
Hank J. Ratner(6)(7)(10)	Class A Common Stock	505,792	*	*
	Class B Common Stock	—	—
Robert M. Pollichino(6)(7)	Class A Common Stock	12,440	*	*
	Class B Common stock	—
Lawrence J. Burian(6)(7)	Class A Common Stock	9,749	*	*
	Class B Common Stock	—	—
Joseph F. Yospe(7)	Class A Common Stock	—	—	*
	Class B Common Stock	—	—
Kristin A. Dolan (3)(6)(7)(8)(9)(16)(20)(30)	Class A Common Stock	590,007	*	5.1%
PO Box 420 Oyster Bay, New York 11771	Class B Common Stock	942,114	6.9%

Name and Address	Title of Stock Class(1)	Beneficial Ownership(1)(2)	Percent of Class	Combined Voting Power of All Classes of Stock Beneficially Owned(1)(2)
Thomas C. Dolan(3)(8)(17)(22)(29)	Class A Common Stock	80,653	*	4.7%
340 Crossways Park Drive Woodbury, NY 11797	Class B Common Stock	926,958	6.8%
Deborah A. Dolan-Sweeney(3)(6)(8)(13)(15)(21)(26) 340 Crossways Park Drive Woodbury, NY 11797	Class A Common Stock Class B Common Stock	83,334 918,981	* 6.8%	4.7%
Marianne Dolan Weber(3)(8)(12)(22)(27)	Class A Common Stock	57,477	*	4.5%
340 Crossways Park Drive Woodbury, NY 11797	Class B Common Stock	890,802	6.6%
Brad Dorsogna(14)	Class A Common Stock	1,427	*	*
	Class B Common Stock	—	—
Charles P. Dolan(3)(9)(16)(34)	Class A Common Stock	664	*	*
	Class B Common Stock	—	—
Richard D. Parsons(8)	Class A Common Stock	—	—	*
	Class B Common Stock	—	—
Alan D. Schwartz(8)	Class A Common Stock	—	—	*
	Class B Common Stock	—	—
Brian G. Sweeney(3)(6)(8)(13)(15)(21)(26)	Class A Common Stock	83,334	*	4.7%
340 Crossways Park Drive Woodbury, NY 11797	Class B Common Stock	918,981	6.8%
Vincent Tese(8)(11)	Class A Common Stock	13,857	*	*
	Class B Common Stock	—	—
All executive officers and directors as a group (4) – (30)	Class A Common Stock Class B Common Stock	2,204,213 11,735,247	3.6% 86.4%	60.4%
Patrick F. Dolan(3)(18)(21)(28)	Class A Common Stock	87,678	*	4.5%
340 Crossways Park Drive	Class B Common Stock	886,015	6.5%
Woodbury, NY 11797
Kathleen M. Dolan(3)(14)(19)(20),(25)	Class A Common Stock	277,808	*	27.9%
340 Crossways Park Drive	Class B Common Stock	5,499,007	40.5%
Woodbury, NY 11797
Paul J. Dolan(3)(20)	Class A Common Stock	188,108	*	9.4%
340 Crossways Park Drive	Class B Common Stock	1,845,939	13.6%
Woodbury, NY 11797
Mary S. Dolan(3)(21)	Class A Common Stock	107,124	*	9.2%
340 Crossways Park Drive	Class B Common Stock	1,804,996	13.3%
Woodbury, NY 11797
Matthew J. Dolan(3)(22)	Class A Common Stock	89,837	*	9.2%
340 Crossways Park Drive	Class B Common Stock	1,817,760	13.4%
Woodbury, NY 11797

Name and Address	Title of Stock Class(1)	Beneficial Ownership(1)(2)	Percent of Class	Combined Voting Power of All Classes of Stock Beneficially Owned(1)(2)
Lawrence J. Dolan(3)(23)	Class A Common Stock	81,020	*	9.5%
340 Crossways Park Drive	Class B Common Stock	1,872,506	13.8%
Woodbury, NY 11797
David M. Dolan(3)(24)	Class A Common Stock	389,417	*	9.7%
340 Crossways Park Drive	Class B Common Stock	1,872,506	13.8%
Woodbury, NY 11797
Charles F. Dolan Children Trust	Class A Common Stock	47,864	*	4.7%
FBO Kathleen M. Dolan(3)(25)	Class B Common Stock	918,981	6.8%
340 Crossways Park Drive
Woodbury, NY 11797
Charles F. Dolan Children Trust	Class A Common Stock	47,864	*	4.7%
FBO Deborah A. Dolan-Sweeney(3)(25)	Class B Common Stock	918,981	6.8%
340 Crossways Park Drive
Woodbury, NY 11797
Charles F. Dolan Children Trust	Class A Common Stock	47,864	*	4.5%
FBO Marianne Dolan Weber(3)(26)	Class B Common Stock	890,802	6.6%
340 Crossways Park Drive
Woodbury, NY 11797
Charles F. Dolan Children Trust	Class A Common Stock	47,864	*	4.5%
FBO Patrick F. Dolan(3)(28)	Class B Common Stock	886,015	6.5%
340 Crossways Park Drive
Woodbury, NY 11797
Charles F. Dolan Children Trust	Class A Common Stock	39,886	*	4.7%
FBO Thomas C. Dolan(3)(29)	Class B Common Stock	926,958	6.8%
340 Crossways Park Drive
Woodbury, NY 11797
Charles F. Dolan Children Trust	Class A Common Stock	39,886	*	4.7%
FBO James L. Dolan(3)(30)	Class B Common Stock	926,958	6.8%
PO Box 420
Oyster Bay, New York 11771
GAMCO Investors, Inc.(31)	Class A Common Stock	4,826,838	7.8%	2.4%
GAMCO Asset Management Inc.(31)	Class B Common Stock	—	—
One Corporate Center
Rye, NY 10580
ClearBridge Advisors, LLC(32)	Class A Common Stock	4,449,191	7.2%	2.3%
620 8th Avenue	Class B Common Stock	—	—
New York, NY 10018
T. Rowe Price Associates, Inc.(33)	Class A Common Stock	7,508,294	12.1%	3.8%
100 East Pratt Street	Class B Common Stock	—	—
Baltimore, MD 21202

*	Less than 1%

(1)	Beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding and relationship or otherwise. Unless indicated, beneficial ownership disclosed consists of sole voting and investment power. Beneficial ownership of Class A Common Stock is exclusive of the shares of Class A Common Stock that are issuable upon conversion of shares of Class B Common Stock. Share ownership reflects rounding for share based compensation in the aggregate, not by specific tranche or award. References to unvested restricted stock in the footnotes below shall mean Distribution-related shares.

(2)	Shares of Class B Common Stock are convertible into shares of Class A Common Stock at the option of the holder on a share for share basis. The holder of one share of Class A Common Stock has one vote per share at a meeting of our stockholders and the holder of one share of Class B Common Stock has 10 votes per share at a meeting of our stockholders, except in the separate elections of directors. Holders of Class A Common Stock have the right to elect 25% of our Board rounded up to the nearest whole director and the holders of Class B Common Stock have the right to elect the remaining members of our Board.

(3)	Members of the Dolan family have formed a “group” for purposes of Section 13(d) of the Securities Exchange Act of 1934. The members of this group (the “Group Members”) are: Charles F. Dolan, individually and a Trustee of the Charles F. Dolan 2009 Revocable Trust (the “CFD 2009 Trust”) and the Charles F. Dolan 2011 Grantor Retained Annuity Trust #1M (the “2011 GRAT #1M”); Helen A. Dolan, individually and as a Trustee of the Helen A Dolan 2011 Grantor Retained Annuity Trust #1M (the “HAD 2011 GRAT #1M”) and the Helen A. Dolan 2009 Revocable Trust (the “HAD 2009 Trust”); James L. Dolan; Thomas C. Dolan; Patrick F. Dolan; Kathleen M. Dolan, individually and as a Trustee of the Charles F. Dolan Children Trust FBO Kathleen M. Dolan, the Charles F. Dolan Children Trust FBO Deborah Dolan-Sweeney, the Charles F. Dolan Children Trust FBO Marianne Dolan Weber, the Charles F. Dolan Children Trust FBO Patrick F. Dolan, the Charles F. Dolan Children Trust FBO Thomas C. Dolan and the Charles F. Dolan Children Trust FBO James L. Dolan (hereinafter collectively referred to as the “Dolan Children Trusts,” and individually, a “Dolan Children Trust”) and as sole Trustee of the Ryan Dolan 1989 Trust and the Tara Dolan 1989 Trust; Marianne Dolan Weber; Deborah A. Dolan-Sweeney; Lawrence J. Dolan, as Trustee of the Charles F. Dolan 2009 Family Trust FBO Patrick F. Dolan, the Charles F. Dolan 2009 Family Trust FBO Thomas C. Dolan, the Charles F. Dolan 2009 Family Trust FBO James L. Dolan, the Charles F. Dolan 2009 Family Trust FBO Marianne Dolan Weber, the Charles F. Dolan 2009 Family Trust FBO Kathleen M. Dolan and the Charles F. Dolan 2009 Family Trust FBO Deborah Dolan-Sweeney (collectively, the “2009 Family Trusts” and individually, a “2009 Family Trust”); David M. Dolan, as a Trustee of the 2009 Family Trusts; Paul J. Dolan, as a Trustee of the Dolan Children Trust FBO Kathleen M. Dolan and the Dolan Children Trust FBO James L. Dolan; Matthew J. Dolan, as a Trustee of the Dolan Children Trusts FBO Marianne Dolan Weber and the Dolan Children Trust FBO Thomas C. Dolan; and Mary S. Dolan, as a Trustee of the Dolan Children Trust FBO Deborah A. Dolan-Sweeney and the Dolan Children Trust FBO Patrick F. Dolan; Dolan Children Trust FBO Kathleen M. Dolan; the Dolan Children Trust FBO Marianne Dolan Weber; Dolan Children Trust FBO Deborah A. Dolan-Sweeney; Dolan Children Trust FBO James L. Dolan; Dolan Children Trust FBO Thomas C. Dolan; Dolan Children Trust FBO Patrick F. Dolan; 2009 Family Trust FBO James L. Dolan; 2009 Family Trust FBO Marianne Dolan Weber; 2009 Family Trust FBO Deborah A. Dolan-Sweeney; Ryan Dolan 1989 Trust; Tara Dolan 1989 Trust; CFD 2011 GRAT #1M; and HAD 2011 GRAT #1M. The Group Members may be deemed to beneficially own an aggregate of (i) 2,226,294 shares of Class A Common Stock (including 105,500 shares of unvested restricted stock and options to purchase 739,843 shares of Class A Common Stock that are exercisable within sixty days of March 11, 2011), and (ii) 13,588,555 shares of Class B Common Stock and the equal number of shares of Class A common Stock issuable upon conversion thereof. Group Members in the aggregate may be deemed to have the current shared power to vote or direct the vote of and to dispose of or direct the disposition of 13,588,555 shares of Class B Common Stock (representing all outstanding Class B Common Stock) and the equal number of shares of Class A Common Stock issuable upon conversion thereof by reason of the terms of an agreement among the group members.

(4)

Charles F. Dolan may be deemed to have (a) the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 470,870 shares of Class A Common Stock (including 52,664 shares of Class A Common Stock owned of record personally, 41,425 shares of unvested restricted stock owned of record personally and options owned of record personally to purchase 376,781 shares of Class A Common Stock that are exercisable within sixty days of March 11, 2011) and 4,251,888 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof (including 750,000 shares of Class B Common Stock owned of record by the CFD 2009 Trust and 3,501,888 shares of Class B Common Stock owned of record by the CFD 2011 GRAT #1M) and (b) the current shared power to vote or direct the vote of and to dispose of or direct the disposition of 377,107 shares of Class A Common Stock (including 297,337 shares of Class A Common Stock owned of record by the Dolan Family Foundation and 79,770 shares of Class A Common Stock owned of record by the 2009 Family Trusts) and 3,822,504 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof (including 1,949,998 shares of Class B Common Stock owned by the HAD 2011 GRAT #1M, and 1,872,506 shares of Class B Common Stock owned by the 2009 Family Trusts). Includes an aggregate 1,872,506 shares of Class B common Stock owned of record by the 2009 Family Trusts which Charles F. Dolan may be deemed to have the right to acquire because he has the right to substitute assets with each of the trusts, subject to the trustees’ reasonable satisfaction that the substitute assets received by the trust are of equal value to the trust property exchanged therefor. He disclaims beneficial ownership of 297,337 shares of Class A Common Stock owned of record by the Dolan Family Foundation and 79,770 shares of Class A Common Stock owned of record by the 2009 Family Trusts, and 3,822,504 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof, including 1,949,998 shares of Class B Common Stock owned by the HAD 2011 GRAT #1M, and 1,872,506 shares of Class B Common Stock owned of record by the 2009 Family Trusts.

(5)	Helen A. Dolan may be deemed to have (a) the sole power to vote or direct the vote of 1,949,998 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned by the HAD 2011 GRAT #1M, and (b) the current shared power to vote or direct the vote of and to dispose of or direct the disposition of 847,977 shares of Class A Common Stock (including 297,337 shares of Class A Common Stock owned of record by the Dolan Family Foundation, 79,770 shares of Class A Common Stock owned of record by the 2009 Family Trusts, 52,664 shares of Class A Common Stock, 41,425 shares of unvested restricted stock and options to purchase 376,781 shares of Class A Common Stock exercisable within sixty days of March 11, 2011 owned of record personally by her spouse, Charles F. Dolan) and 6,124,394 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof (including 750,000 shares of Class B Common Stock owned of record by the CFD 2009 Trust, 3,501,888 shares of Class B Common Stock owned of record by the CFD 2011 GRAT #1M, and 1,872,506 shares of Class B Common Stock owned of record by the 2009 Family Trusts). Includes an aggregate 1,872,506 shares of Class B common Stock owned of record by the 2009 Family Trusts which Helen A. Dolan’s spouse, Charles F. Dolan, may be deemed to have the right to acquire because he has the right to substitute assets with each of the trusts, subject to the trustees’ reasonable satisfaction that the substitute assets received by the trust are of equal value to the trust property exchanged therefor. She disclaims beneficial ownership of 297,337 shares of Class A Common Stock owned of record by the Dolan Family Foundation, 79,770 shares of Class A Common Stock owned of record by the 2009 Family Trusts, 52,664 shares of Class A Common Stock, 41,425 shares of unvested restricted stock and options to purchase 376,781 shares of Class A Common Stock exercisable within sixty days of March 11, 2011 owned of record personally by her spouse, and 6,124,394 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof, including 750,000 shares of Class B Common Stock owned of record by the CFD 2009 Trust, 3,501,888 shares of Class B Common Stock owned of record by the CFD 2011 GRAT #1M, and 1,872,506 shares of Class B Common Stock owned of record by the 2009 Family Trusts.

(6)	Includes shares of Class A Common Stock issuable upon the exercise of options granted in respect of stock options that were issued pursuant to the Cablevision 2006 Employee Stock Plan and predecessor plans, which on March 11, 2011, were unexercised but were exercisable within a period of 60 days. These amounts include the following number of shares of Class A Common Stock for the following individuals: Charles F. Dolan, 376,781; James L. Dolan, 351,782; Hank J. Ratner, 242,349; Robert M. Pollichino, 3,750; Brian G. Sweeney, 3,750; and Lawrence J. Burian, 1,500; all executive officers and directors as a group 989,946.

(7)	Does not include unvested restricted stock units granted under the Company’s 2010 Employee Stock Plan. The excluded number of restricted stock units for the following individuals is Mr. James L. Dolan, 66,380; Mr. Hank Ratner, 323,110; Mr. Robert Pollichino, 36,040; Mr. Lawrence J. Burian, 22,760; and Mr. Joseph F. Yospe, 15,560.

(8)	Does not include vested restricted stock units granted under the Company’s 2010 Stock Plan for Non-Employee Directors. The excluded number of restricted stock units for the following individuals are: Mr. Charles F. Dolan, 6,996; Mr. Thomas C. Dolan, 6,996; Ms. Deborah Dolan-Sweeney, 6,996; Mr. Brian Sweeney, 6,996; Mr. Brad Dorsogna, 6,996; Ms. Marianne Dolan Weber, 6,996; Ms. Kristin A. Dolan, 6,996; Mr. Richard D. Parsons, 6,996; Mr. Alan D. Schwartz, 6,996; Mr. Vincent Tese, 6,996 and Mr. Charles P. Dolan, 5,445.

(9)	James L. Dolan may be deemed to have (a) the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 541,999 shares of Class A Common Stock (including 145,817 shares of Class A Common Stock owned of record personally, 2,125 shares of Class A Common Stock held as custodian for one or more minor children, 42,275 shares of unvested restricted stock owned of record personally and options owned of record personally to purchase 351,782 shares of Class A Common Stock that are exercisable within sixty days of March 11, 2011) and 15,156 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record personally) and (b) the current shared power to vote or direct the vote of and to dispose of or direct the disposition of 48,008 shares of Class A Common Stock (including 1,250 shares of Class A Common Stock owned jointly with his spouse, 1,962 shares of Class A Common Stock owned of record personally by his spouse, 3,225 shares of unvested restricted stock owned of record personally by his spouse, 396 shares of Class A Common Stock owned of record by his spouse through a 401(k) plan, 1,289 shares of Class A Common Stock owned of record by members of his household, and 39,886 shares of Class A Common Stock owned of record by the Dolan Children Trust for his benefit) and 926,958 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trust for his benefit. He disclaims beneficial ownership of 2,125 shares of Class A Common Stock held as custodian for one or more minor children, 1,962 shares of Class A common Stock owned of record personally by his spouse, 1,289 shares of Class A Common Stock owned of record by members of his household, 3,225 shares of unvested restricted stock owned of record personally by his spouse, 396 shares of Class A Common Stock owned of record by his spouse through a 401(k) plan, and 39,886 shares of Class A Common Stock and 926,958 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trust for his benefit.

(10)	Includes an aggregate of 1,164 shares of Class A Common Stock owned by his children, of which Mr. Ratner disclaims beneficial ownership. Includes 1,381 shares of Class A Common Stock owned of record through a 401(k) plan.

(11)	Vincent Tese may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 13,857 shares of Class A Common Stock (including 5,823 shares of Class A Common Stock owned of record personally and options owned of record personally to purchase 8,034 shares of Class A Common Stock that are exercisable within sixty days of March 11, 2011).

(12)

Marianne Dolan Weber may be deemed to have (a) the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 8,988 shares of Class A Common Stock (including 6,363 shares of Class A Common Stock owned of record personally, 625 shares of Class A Common Stock held as custodian for one or more minor children and options owned of record personally to purchase 2,000 shares of Class A Common Stock that are exercisable within sixty days of March 11, 2011) and (b) the current shared power to vote or direct the vote of and to dispose of or direct the disposition of 48,489 shares of Class A Common Stock (including 625 shares of Class A Common Stock owned of record personally by her spouse or jointly and 47,864 shares of Class A Common Stock owned of record by the Dolan Children Trust for her benefit) and 890,802 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trust for her benefit. She disclaims beneficial ownership of 625 shares of Class A Common Stock owned of record personally by her spouse or jointly, 625 shares of Class A Common Stock held as custodian for one or more minor children, 47,864 shares of Class A Common Stock owned of record by the Dolan Children Trust for her benefit and 890,802 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trust for her benefit.

(13)	Brian G. Sweeney may be deemed to have (a) the sole power to vote or direct the vote of and dispose or direct the disposition of 27,823 shares of Class A Common Stock (including 19,523 shares of Class A Common Stock, 4,550 unvested shares of restricted stock and options owned of record personally to purchase 3,750 shares of Class A Common Stock that are exercisable within sixty days of March 11, 2011) and (b) the shared power to vote or direct the vote of and to dispose of or direct the disposition of 55,511 shares of Class A Common Stock (including 3,647 shares of Class A Common Stock owned by his spouse, Deborah A. Dolan-Sweeney, an aggregate of 4,000 shares Class A Common Stock held in trust for his children for which he serves as trustee and 47,864 shares of Class A Common Stock) and 918,981 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned by the Dolan Children Trust for the benefit of his spouse. He disclaims beneficial ownership of the 3,647 shares of Class A Common Stock owned by his spouse, the 4,000 shares of Class A Common Stock held in trusts for his children for which he serves as trustee and 47,864 shares of Class A Common Stock owned by Dolan Children Trust for the benefit of his spouse and 918,981 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned by the Dolan Children Trust for the benefit of his spouse.

(14)	Brad Dorsogna may be deemed to have sole power to vote or direct the vote of and to dispose of or direct the disposition of 1,427 shares of Class A Common Stock owned personally and shared power to direct the vote of and to dispose of or direct 1,250 shares of Class A Common Stock owned jointly with his former spouse and he disclaims beneficial ownership of 1,250 shares of Class A Common Stock held by his former spouse as custodian for their children.

(15)	Deborah A. Dolan-Sweeney may be deemed to have (a) the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 3,647 shares of Class A Common Stock owned of record personally, and (b) the current shared power to vote or direct the vote of and to dispose of or direct the disposition of 79,687 shares of Class A Common Stock (including 19,523 shares of Class A Common Stock, 4,550 shares of unvested restricted stock and options to purchase 3,750 shares of Class A Common Stock that are exercisable within sixty days of March 11, 2011 owned of record by her spouse, 4,000 shares of Class A Common Stock held by trusts for which her spouse serves as trustee and 47,864 shares of Class A Common Stock owned of record by the Dolan Children Trust for her benefit) and 918,981 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trust for her benefit. She disclaims beneficial ownership of 19,523 shares of Class A Common Stock, 4,550 shares of unvested restricted stock and options to purchase 3,750 shares of Class A Common Stock that are exercisable within sixty days of March 11, 2011 owned of record by her spouse, 4,000 shares of Class A Common Stock held by trusts for which her spouse serves as trustee and 47,864 shares of Class A Common Stock and 918,981 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trust for her benefit.

(16)

Kristin A. Dolan may be deemed to have (a) the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 5,583 shares of Class A Common Stock (including 3,225 unvested shares of restricted stock, 1,962 shares held directly and 396 shares of Class A Common Stock held in the Company’s 401(k) Savings Plan) owned personally, and (b) the shared power to vote or direct the vote of and to dispose of or direct the disposition of 1,250 shares of Class A Common Stock owned jointly with her spouse, James L. Dolan, an aggregate of 541,999 shares of Class A Common Stock (including 145,817 shares of Class A Common Stock, 42,275 unvested shares of restricted stock and options to purchase 351,782 shares of Class A Common Stock that are exercisable within sixty days of March 11, 2011) personally owned by her spouse, an aggregate of 2,125 shares of Class A Common Stock owned by her children, 1,289 shares of Class A Common Stock owned of record by members of her household and 39,886 shares of Class A Common Stock owned of record by the Dolan Children Trust for the benefit of her spouse, 15,156 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned directly by her spouse and 926,958 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned by the Dolan Children Trust for the benefit of her spouse. She disclaims beneficial ownership of the 541,999 shares of Class A Common Stock (including 145,817 shares of Class A Common Stock, 42,275 unvested shares of restricted stock and options to purchase 351,782 shares of Class A Common Stock that are exercisable within sixty days of March 11, 2011) personally owned by her spouse, an aggregate of 2,125 shares of Class A Common Stock owned by her children, 1,289 shares of Class A Common Stock owned of record by members of her household and 39,886 shares of Class A Common Stock owned of record by the Dolan Children Trust for the benefit of her spouse, 15,156 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned directly by her spouse and 926,958 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned by the Dolan Children Trust for the benefit of her spouse.

(17)	Thomas C. Dolan may be deemed to have the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 40,767 shares of Class A Common Stock (including 32,292 shares owned of record personally and 9,475 shares of unvested restricted stock) and the shared power to vote or direct the vote of and to dispose of or to direct the disposition of 39,886 shares of Class A Common Stock and 926,958 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trust for his benefit. He disclaims beneficial ownership of 39,886 shares of Class A Common Stock and 926,958 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trust for his benefit.

(18)	Patrick F. Dolan may be deemed to have (a) the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 38,007 shares of Class A Common Stock (including 26,677 shares of Class A Common Stock, 4,550 shares of unvested restricted stock, and options to purchase 5,530 shares of Class A Common Stock that are exercisable within sixty days of March 11, 2011 owned of record personally and 1,250 shares of Class A Common Stock held as custodian for one or more minor children) and (b) the current shared power to vote or direct the vote of and to dispose of or to direct the disposition of 49,671 shares of Class A Common Stock (including 1,250 shares owned jointly with his spouse and 557 shares owned of record by the Daniel P. Mucci Trust (the “Mucci Trust”) for which he serves as trustee and 47,864 shares of Class A Common Stock owned of record by the Dolan Children Trust for his benefit) and 886,015 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trust for his benefit. He disclaims beneficial ownership of 1,250 shares of Class A Common Stock held as custodian for one or more minor children, 557 shares of Class A Common Stock held by the Mucci Trust, and 47,864 shares of Class A Common Stock and 886,015 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trust for his benefit.

(19)	Kathleen M. Dolan may be deemed to have (a) the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 5,330 shares of Class A Common Stock (including 4,080 shares of Class A Common Stock owned of record personally and 1,250 shares of Class A Common Stock held as custodian for one or more minor children) and an aggregate of 30,312 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Ryan Dolan 1989 Trust and the Tara Dolan 1989 Trust) and (b) the current shared power to vote or direct the vote of and to dispose of or direct the disposition of 272,478 shares of Class A Common Stock (including 1,250 shares of Class A Common Stock owned jointly with her former spouse and an aggregate of 271,228 shares of Class A Common Stock owned of record by the Dolan Children Trusts) and an aggregate of 5,468,695 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trusts. She disclaims beneficial ownership of 1,250 shares of Class A Common Stock held as custodian for one or more minor children, an aggregate of 271,228 shares of Class A Common Stock owned of record by the Dolan Children Trusts and an aggregate of 5,499,007 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trusts, the Ryan Dolan 1989 Trust and the Tara Dolan 1989 Trust.

(20)	Paul J. Dolan may be deemed to have (a) the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 95,501 shares of Class A Common Stock (including 4,059 shares of Class A Common Stock held as custodian for one or more minor children and 91,442 shares of Class A Common Stock owned of record by the CFD Trust No. 10) and (b) the current shared power to vote or direct the vote of and to dispose of or direct the disposition of 92,607 shares of Class A Common Stock (including 4,857 shares of Class A Common Stock owned jointly with his spouse, an aggregate of 87,750 shares of Class A Common Stock owned of record by the Dolan Children Trusts for the benefit of Kathleen M. Dolan and James L. Dolan) and an aggregate of 1,845,939 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trusts for the benefit of Kathleen M. Dolan and James L. Dolan. He disclaims beneficial ownership of 4,059 shares of Class A Common Stock held as custodian for one or more minor children, 91,442 shares of Class A Common Stock owned of record by the CFD Trust No. 10, an aggregate of 87,750 shares of Class A Common Stock owned of record by the Dolan Children Trusts for the benefit of Kathleen M. Dolan and James L. Dolan, and an aggregate of 1,845,939 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trusts for the benefit of Kathleen M. Dolan and James L. Dolan.

(21)	Mary S. Dolan may be deemed (a) the sole power to vote or direct the vote and to dispose of or direct the disposition of 4,187 shares of Class A Common Stock held as custodian for one or more minor children and (b) the current shared power to vote or direct the vote of and to dispose of or direct the disposition of 102,937 shares of Class A Common Stock (including 7,209 shares of Class A Common Stock owned jointly with her spouse and an aggregate of 95,728 shares of Class A Common Stock owned of record by the Dolan Children Trusts for the benefit of Deborah Dolan-Sweeney and Patrick F. Dolan) and an aggregate of 1,804,996 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trusts for the benefit of Deborah Dolan-Sweeney and Patrick F. Dolan. She disclaims beneficial ownership of 4,187 shares of Class A Common Stock held as custodian for one or more minor children, an aggregate of 95,728 shares of Class A Common Stock owned of record by the Dolan Children Trusts for the benefit of Deborah Dolan-Sweeney and Patrick F. Dolan and an aggregate of 1,804,996 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trusts for the benefit of Deborah A. Dolan-Sweeney and Patrick F. Dolan.

(22)	Matthew J. Dolan may be deemed to have (a) the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 2,087 shares of Class A Common Stock (including 1,225 shares of Class A Common Stock owned of record personally and 862 shares of Class A Common Stock held as custodian for a minor child) and (b) the current shared power to vote or direct the vote of and to dispose of or direct the disposition of 87,750 shares of Class A Common stock owned of record by the Dolan Children Trusts for the benefit of Marianne Dolan Weber and Thomas C. Dolan and an aggregate of 1,817,760 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trusts for the benefit of Marianne Dolan Weber and Thomas C. Dolan. He disclaims beneficial ownership of 862 shares of Class A Common Stock held as custodian for a minor child, an aggregate of 87,750 shares of Class A Common Stock owned of record by the Dolan Children Trusts for the benefit of Marianne Dolan Weber and Thomas C. Dolan and an aggregate of 1,817,760 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the Dolan Children Trusts for the benefit of Marianne Dolan Weber and Thomas C. Dolan.

(23)	Lawrence J. Dolan may be deemed to have the current shared power to vote or direct the vote of and to dispose of or direct the disposition of 81,020 shares of Class A Common Stock (including 1,250 shares of Class A Common Stock owned with his spouse and an aggregate of 79,770 shares of Class A Common Stock owned of record by the 2009 Family Trusts) and an aggregate of 1,872,506 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the 2009 Family Trusts. He disclaims beneficial ownership of an aggregate of 79,770 shares of Class A Common Stock owned of record by the 2009 Family Trusts and an aggregate of 1,872,506 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the 2009 Family Trusts.

(24)	David M. Dolan may be deemed to have (a) the sole power to vote or direct the vote of and to dispose of or to direct the disposition of 302,647 shares of Class A Common Stock (including 3,442 shares of Class A Common Stock owned of record by the David M. Dolan Revocable Trust and 299,205 shares of Class A Common Stock owned of record by the Charles F. Dolan Charitable Remainder Trust) and (b) the current shared power to vote or direct the vote of and to dispose of or direct the disposition of 86,770 shares of Class A Common Stock (including 1,250 shares of Class A Common Stock owned jointly with his spouse, 5,250 shares of Class A Common Stock owned of record by the Ann H. Dolan Revocable Trust, 500 shares of Class A Common Stock held by his spouse as custodian for a minor child and an aggregate of 79,770 shares of Class A Common Stock owned of record by the 2009 Family Trusts) and an aggregate of 1,872,506 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the 2009 Family Trusts. He disclaims beneficial ownership of 299,205 shares of Class A Common Stock owned of record by the Charles F. Dolan Charitable Remainder Trust, 5,250 shares of Class A Common Stock owned of record by the Ann H. Dolan Revocable Trust, 500 shares of Class A Common Stock held by his spouse as custodian for a minor child, an aggregate of 79,770 shares of Class A Common Stock owned of record by the 2009 Family Trusts, and an aggregate of 1,872,506 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned of record by the 2009 Family Trusts.

(25)	Kathleen M. Dolan and Paul J. Dolan are the trustees of the Charles F. Dolan Children Trust FBO Kathleen M. Dolan and have the shared power to vote and dispose of the shares held by the trust.

(26)	Kathleen M. Dolan and Mary S. Dolan are the trustees of the Charles F. Dolan Children Trust FBO Deborah Dolan-Sweeney and have the shared power to vote and dispose of the shares held by the trust.

(27)	Kathleen M. Dolan and Matthew J. Dolan are the trustees of the Charles F. Dolan Children Trust FBO Marianne Dolan Weber and have the shared power to vote and dispose of the shares held by the trust.

(28)	Kathleen M. Dolan and Mary S. Dolan are the trustees of the Charles F. Dolan Children Trust FBO Patrick F. Dolan and have the shared power to vote and dispose of the shares held by the trust.

(29)	Kathleen M. Dolan and Matthew J. Dolan are the trustees of the Charles F. Dolan Children Trust FBO Thomas C. Dolan and have the shared power to vote and dispose of the shares held by the trust.

(30)	Kathleen M. Dolan and Paul J. Dolan are the trustees of the Charles F. Dolan Children Trust FBO James L. Dolan and have the shared power to vote and dispose of the shares held by the trust.

(31)	Based upon a Schedule 13D filed with the SEC on March 10, 2010 (the latest available), certain operating subsidiaries of GAMCO Investors, Inc. beneficially hold, or exercise investment discretion over various institutional accounts which would hold an aggregate of 4,826,838 shares of Class A Common Stock.

(32)	Based on a Schedule 13G filed with the SEC on February 11, 2011, ClearBridge Advisors, LLC (“ClearBridge Advisors”), an investment adviser, has sole voting power over 3,449,996 shares of Class A Common Stock and sole dispositive power over 4,449,191 shares of Class A Common Stock. ClearBridge Advisors is not affiliated with ClearBridge Compensation Group, the independent compensation consultant to the Compensation Committee of the Company’s Board.

(33)	Based upon a Schedule 13G (Amendment No. 1) filed with the SEC on February 14, 2011, T. Rowe Price Associates, Inc. (“Price Associates”) has sole voting power over 1,697,064 shares of our Class A Common Stock and sole dispositive power over 7,475,194 shares of Class A Common Stock. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(34)	Excludes 589,343 shares of Class A Common Stock (including 145,817 shares of Class A Common Stock owned of record personally by Charles P. Dolan’s father, James L. Dolan, 2,125 shares of Class A Common Stock held by his father as custodian for one or more minor children, 42,275 shares of restricted stock owned of record personally by his father, options owned of record personally by his father to purchase 351,782 shares of Class A Common Stock that are exercisable within sixty days of March 11, 2011, 1,250 shares of Class A Common Stock owned jointly by his father and his stepmother, Kristin A. Dolan, 1,962 shares of Class A Common Stock owned of record personally by his stepmother, 3,225 shares of restricted stock owned of record personally by his stepmother, 396 shares of Class A Common Stock owned of record by his stepmother through a 401(k) plan, 625 shares of Class A Common Stock owned of record by a member of his father’s household, and 39,886 shares of Class A Common Stock owned of record by the Dolan Children Trust for his father’s benefit) and 942,114 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof (including 15,156 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned directly by his father and 926,958 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned by the Dolan Children Trust for the benefit of his father ). As of March 11, 2011, Charles P. Dolan may have been deemed to share power to vote or direct the vote of and to dispose of or direct the disposition of such excluded shares because he shared the same household as his father and stepmother on that date. Charles P. Dolan no longer shares the same household. He disclaims beneficial ownership of 145,817 shares of Class A Common Stock owned of record personally by his father, 2,125 shares of Class A Common Stock held by his father as custodian for one or more minor children, 42,275 shares of restricted stock owned of record personally by his father, options owned of record personally by his father to purchase 351,782 shares of Class A Common Stock that are exercisable within sixty days of March 11, 2011, 1,250 shares of Class A Common Stock owned jointly by his father and his stepmother, 1,962 shares of Class A Common Stock owned of record personally by his stepmother, 3,225 shares of restricted stock owned of record personally by his stepmother, 396 shares of Class A Common Stock owned by his stepmother through a 401(k) plan, 625 shares of Class A Common Stock owned of record by a member of his parent’s household, 39,886 shares of Class A Common Stock owned of record by the Dolan Children Trust for his father’s benefit), 15,156 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned directly by his father and 926,958 shares of Class B Common Stock and the equal number of shares of Class A Common Stock issuable upon conversion thereof owned by the Dolan Children Trust for the benefit of his father.

Charles F. Dolan, members of his family and related family entities, by virtue of their ownership of Class B Common Stock, are able collectively to control stockholder decisions on matters on which holders of Class A Common Stock and Class B Common Stock vote together as a single class, and to elect up to 75% of the Company’s Board. In addition, Charles F. Dolan, members of the Dolan family and related family entities have entered into a Class B Stockholders Agreement which has the effect of causing the voting power of these Class B stockholders to be cast as a block on all matters to be voted on by holders of Class B Common Stock.

Charles F. Dolan, all other holders of Class B Common Stock (other than the Charles F. Dolan Children Trusts), the Dolan Children’s Foundation, the Dolan Family Foundation and the Company have entered into a registration rights agreement (the “Dolan Registration Rights Agreement”). Under this agreement, the Company will provide the parties to the Dolan Registration Rights Agreement (the “Dolan Parties”) (and, in certain cases, transferees and pledgees of shares of Class B Common Stock owned by these parties) with certain demand and piggy-back registration rights with respect to their shares of Class A Common Stock (including those issued upon conversion of shares of Class B Common Stock). As of March 11, 2011, the Dolan Parties owned approximately 8.1 million shares of Class B Common Stock (the “Dolan Shares”), which represented approximately 59.6% of our Class B Common Stock as well as approximately 1.8 million shares of Class A Common Stock, which represented approximately 2.9% of our Class A Common Stock. Such shares of Class B Common Stock and Class A Common Stock, collectively, represented approximately 13.1% of our Common Stock and 42% of the aggregate voting power of our Common Stock.

The Charles F. Dolan Children Trusts (the “Children Trusts”) and the Company have entered into a registration rights agreement (the “Children Trusts Registration Rights Agreement”). Under this agreement, the Company will provide the Children Trusts (and, in certain cases, transferees and pledgees of shares of Class B Common Stock owned by these parties) with certain demand and piggy-back registration rights with respect to their shares of Class A Common Stock (including those issued upon conversion of shares of Class B Common Stock). As of March 11, 2011, the Children Trusts owned 5,468,695 shares of Class B Common Stock (the “Children Trust Shares”), which represented approximately 40.2% of our Class B Common Stock, as well as 271,228 shares of Class A Common Stock, which represented approximately 0.4% of our Class A Common Stock. Such shares of Class B Common Stock and Class A Common Stock, collectively, represented approximately 7.9% of our Common Stock and 27.8% of the aggregate voting power of our Common Stock.

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

The Dolan Registration Rights Agreement and the Children Trusts Registration Rights Agreement are included as exhibits to our Annual Report on Form 10-K, and the foregoing discussion of those agreements is qualified in its entirety by reference to those agreements as filed.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATIONSHIP BETWEEN CABLEVISION AND US

As a result of the Distribution, Cablevision no longer holds a common stock ownership interest in us. However, both Cablevision and we continue to be under the control of Charles F. Dolan, members of his family and certain related family entities. For purposes of governing the ongoing relationships between Cablevision and us and to provide for our orderly transition from a wholly-owned subsidiary of Cablevision to a separate, publicly listed company, Cablevision and we have entered into the agreements described in this section. Certain of the agreements summarized in this section are included as exhibits to our Annual Report on Form 10-K, and the following summaries of those agreements are qualified in their entirety by reference to the agreements as filed.

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

Employee Matters Agreement

On January 12, 2010, we entered into an Employee Matters Agreement with Cablevision that allocates assets, liabilities and responsibilities with respect to certain employee compensation and benefit plans and programs and certain other related matters. Prior to the Distribution, our employees participated in various Cablevision retirement, health and welfare, and other employee benefit plans. After the Distribution, our employees generally participate in similar plans and arrangements established and maintained by the Company; however, we continued throughout 2010 to be a participating company in certain Cablevision employee benefit plans during a transition period. We and Cablevision each have responsibility for our respective employees and compensation plans.

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

See “Beneficial Owners of Stock” for a description of registration rights agreements among the Dolan family interests and the Company.

OTHER

Since 2005, Charles Tese, the brother of Vincent Tese, a director of the Company, has been employed by Madison Square Garden, L.P., a subsidiary of the Company, in a non-executive officer position. Mr. Charles Tese earned a salary of $108,790 and a bonus of $4,184 in 2010. Mr. Vincent Tese also serves as a director of Cablevision.

CERTAIN RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST

Our Executive Chairman, James L. Dolan, also serves as the President and Chief Executive Officer of Cablevision and our President and Chief Executive Officer, Hank J. Ratner, serves as Vice Chairman of Cablevision. Nine of the members of our Board also serve as directors of Cablevision, and several of our directors serve as officers and/or employees of Cablevision concurrently with their service on our Board. Therefore, these officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there is the potential for a conflict of interest when we or Cablevision look at certain acquisitions and other corporate opportunities that may be suitable for both companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between Cablevision and us. In addition, certain of our officers and directors own Cablevision stock and options to purchase Cablevision stock, as well as cash performance awards with any payout based on Cablevision’s performance. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for the Company and Cablevision. See “— Related Party Transaction Approval Policy” below for a discussion of certain procedures we instituted to help ameliorate any such potential conflicts that may arise. Under the Employee Matters Agreement, executives who are employed by both the Company and Cablevision are considered Cablevision employees with respect to all amounts and awards outstanding as of the Distribution Date, and we are not responsible for any costs associated with any cash or equity incentive award outstanding as of the Distribution Date with respect to any such executive.

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

RELATED PARTY TRANSACTION APPROVAL POLICY

We have adopted a written policy whereby an Independent Committee of our Board, which may be the Audit Committee, reviews and approves or takes such other action as it may deem appropriate with respect to transactions involving the Company and its subsidiaries, on the one hand, and in which any director, officer, greater than 5% stockholder of the Company or any other “related person” as defined in Item 404 has or will have a direct or indirect material interest. This approval requirement covers any transaction that meets the related party disclosure requirements of the SEC as set forth in Item 404, which currently apply to transactions (or any series of similar transactions) in which the amount involved exceeds $120,000. To simplify the administration of the approval process under this policy, an Independent Committee may, where appropriate, establish guidelines for certain of those transactions.

The policy does not cover decisions on compensation or benefits or the hiring or retention of any person. The hiring or retention of executive officers is determined by our full Board. Compensation of executive officers is subject to the approval of our Compensation Committee. This policy also does not cover any pro rata distributions to all Company stockholders, including a pro rata distribution of our Class A common stock to holders of our Class A common stock and our Class B common stock to holders of our Class B common stock. No director on an Independent Committee will participate in the consideration of a related party transaction with that director or any related person of that director.

Our Board has also adopted a special approval policy for transactions with Cablevision and its subsidiaries whether or not such transactions qualify as “related party” transactions described above. Under this policy, an Independent Committee, which may be the Audit Committee, oversees approval of all transactions and arrangements between the Company and its subsidiaries, on the one hand, and Cablevision and its subsidiaries, on the other hand, in which the amount exceeds the dollar threshold set forth in Item 404 (currently $120,000). To simplify the administration of the approval process under this policy, an Independent Committee may, where appropriate, establish guidelines for certain of these transactions. The approval requirement does not apply to the implementation and administration of these intercompany arrangements under the related party transaction approval policy but does cover any amendments, modifications, terminations or extensions, other than ministerial, nonsubstantive amendments or modifications, as well as the handling and resolution of any disputes. Our executive officers and directors who are also senior executives or directors of Cablevision may participate in the negotiation, execution, implementation, amendment, modification, or termination of these intercompany arrangements, as well as in any resolution of disputes thereunder, on behalf of either or both of the Company and Cablevision, in each case under the direction of an Independent Committee or the comparable committee of the board of directors of Cablevision.

Our related party transaction approval policy cannot be amended or terminated without the prior approval of a majority of the Company’s independent directors and by a majority of the directors elected by our Class B Common Stockholders. For purposes of this policy, “independent directors” means those directors who have been determined by our Board to be independent directors for purposes of NASDAQ’s corporate governance standards.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, certain executive officers, and persons who own more than 10 percent of the outstanding common stock to file reports of ownership and changes in ownership with the SEC. The SEC regulations require Madison Square Garden to identify anyone who failed to file a required report or filed a late report during the most recent fiscal year. Based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, the Company is aware of no such failure, except for (i) a late Form 3 filing by each of 15 separate trusts for the benefit of members of the Dolan family, three grantor retained annuity trusts created by Charles F. Dolan and three grantor retained annuity trusts created by Helen A. Dolan and (ii) a late Form 4 filing for Mr. Vincent Tese.

Item 14.  Principal Accounting Fees and Services

The following table provides information about fees for services rendered by KPMG LLP, our independent registered public accounting firm for 2010 and 2009:

	2010 Amounts	2009 Amounts
Audit fees (1),(2),	$1,976,000	$1,550,000
Audit-related fees (3)	$192,100	$ 204,000
Tax fees (4)	$105,000	—
All other fees	—	—

(1)	Audit fees billed to the Company consisted of services for work arising from the Company’s combined 2010 financial statement audit and the consolidated Cablevision audit in 2009.

(2)	Includes intercompany charges received by the Company from Cablevision of $776,000 and $1,400,000 for the allocable portion of KPMG LLP's audit and audit-related fees billed in 2010 and 2009, respectively, for the 2009 and 2008 fiscal year audits.

(3)	Audit-related fees billed to the Company consisted principally of services relating to certain contractually required audits.

(4)	Tax fees billed to the Company consisted principally of advisory services relating to the transformation of the Madison Square Garden Arena.

OTHER MATTERS

Stockholder Proposals for 2011 annual meeting

Stockholders who, in accordance with Rule 14a-8 of the Securities and Exchange Commission, wish to present proposals at our 2011 annual meeting and wish to have those proposals included in the proxy materials to be distributed by us in connection with our 2011 annual meeting should submit their proposals to Madison Square Garden, Inc., Corporate Secretary, Two Penn Plaza, New York, New York 10121 on or before August 2, 2011. Any such proposal must meet the requirements set forth in the rules and regulations of the Securities and Exchange Commission, including Rule 14a-8, in order for such proposal to be eligible for inclusion in our 2011 proxy statement.

As described above and in accordance with our Amended By-laws, in order to be properly brought before the 2011 annual meeting, regardless of inclusion in our proxy statement, notice of the matter the stockholder wishes to present must be delivered to Madison Square Garden, Inc., Corporate Secretary, Two Penn Plaza, New York, New York 10121, not less than 60 nor more than 90 days prior to the date of the annual meeting. If, however the date of the meeting is publicly announced or disclosed less than 70 days prior to the date of the meeting, such notice must be given not more than ten days after such date is first so announced or disclosed.

Item 15.	Exhibits and Financial Statements Schedules

EXHIBIT NO.	DESCRIPTION
2.1	Distribution Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).
3.1	Amended and Restated Certificate of Incorporation of Madison Square Garden, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 10, 2010).
3.2	Amended By-Laws of Madison Square Garden, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).
4.1	Registration Rights Agreement by and among Madison Square Garden, Inc. and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 3.5 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).
4.2	Registration Rights Agreement by and among Madison Square Garden, Inc. and The Dolan Family Affiliates (incorporated by reference to Exhibit 3.6 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).
4.3	Transfer Consent Agreement with NBA, dated February 9, 2010 (incorporated by reference to Exhibit 3.7 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).
4.4	Transfer Consent Agreement with NHL, dated February 9, 2010 (incorporated by reference to Exhibit 3.8 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).
10.1	Transition Services Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.1 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).
10.2	Tax Disaffiliation Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).
10.3	Employee Matters Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).
10.4	Madison Square Garden, Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†
10.5	Madison Square Garden, Inc. 2010 Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†
10.6	Madison Square Garden, Inc. 2010 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the Quarter Ended March 31, 2010 filed on May 7, 2010).†
10.7	Lease Agreement, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, dated December 4, 1997 (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).+
10.8	First Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).
10.9	Second Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009). +
10.10	Third Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on October 19, 2009).+

EXHIBIT NO.	DESCRIPTION
10.11	Fourth Amendment to Lease, dated January 24, 2011 between RCPI Landmark Properties, LLC and Radio City Productions LLC (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2010 filed on March 4, 2011).+
10.12	Restated Guaranty of Lease between Madison Square Garden, L.P. and RCPI Landmark Properties, LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).+
10.13	First Amendment to Restated Guaranty dated as of March 22, 2010 by and among RCPI Landmark Properties, LLC and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010). +
10.14	Second Amendment to Restated Guaranty dated as of January 24, 2011 by and among RCPI Landmark Properties, LLC and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended December 31, 2010 filed on March 4, 2011).
10.15	Affiliation Agreement between CSC Holdings, Inc. and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).+
10.16	Form of Madison Square Garden, Inc. Option Agreement in respect of Vested Cablevision Options granted on and prior to November 8, 2005 (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†
10.17	Form of Madison Square Garden, Inc. Rights Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†
10.18	Form of Madison Square Garden, Inc. Option Agreement in respect of Vested Cablevision Options granted on June 5, 2006 and October 19, 2006 (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†
10.19	Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on January 20, 2009 (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†
10.20	Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on March 5, 2009 (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†
10.21	Employment Agreement by and between Madison Square Garden, Inc. and James L. Dolan (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†
10.22	Employment Agreement by and between Madison Square Garden, Inc. and Hank J. Ratner (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†
10.23	Employment Agreement by and between Madison Square Garden, Inc. and Robert M. Pollichino (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†
10.24	Employment Agreement by and between Madison Square Garden, Inc. and Lawrence J. Burian (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†
10.25	Time Sharing Agreement between Dolan Family Office LLC and Madison Square Garden, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).
10.26	Standstill Agreement by and among Madison Square Garden, Inc. and The Dolan Family Group (incorporated by reference to Exhibit 10.23 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).
10.27	Employment Agreement by and between Madison Square Garden, Inc. and Joseph F. Yospe (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 26, 2010). †
10.28	Employment Agreement by and between Madison Square Garden, Inc. and Robert J. Lynn (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for quarter ended June 30, 2010 filed on August 6, 2010). †

EXHIBIT NO.	DESCRIPTION
10.29	Credit Agreement, dated as of January 28, 2010, among Madison Square Garden, L.P., certain subsidiaries of Madison Square Garden, L.P., J.P. Morgan Securities Inc., as sole lead arranger, J.P. Morgan Securities Inc., Barclays Capital, Suntrust Robinson Humphrey, Inc. and Banc of America Securities, LLC, as bookrunners, Barclays Capital and Suntrust Robinson Humphrey, Inc., as co-syndication agents, Barclays Bank PLC and Suntrust Robinson Humphrey, Inc., as co-documentation agents, JPMorgan Chase Bank, National Association, as administrative agent, collateral agent and letter of credit issuer, and the lenders parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 1, 2010).
10.30	Security Agreement, dated as of January 28, 2010, among Madison Square Garden, L.P., certain subsidiaries of Madison Square Garden, L.P., other guarantors referred to thereto and JPMorgan Chase Bank, National Association, as collateral agent (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 1, 2010).
10.31	Form of Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K/A (Amendment No. 1) filed on April 23, 2010).†
10.32	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K/A (Amendment No. 1) filed on April 23, 2010).†
10.33	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K/A (Amendment No. 1) filed on April 23, 2010).†
10.34	Form of Restricted Shares Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2009 filed on April 23, 2010).†
21.1	Subsidiaries of the Registrant.*
23.1	Consent of KPMG LLP.*
31.1	Certification of Hank J. Ratner under Rule 13a-14(a).*
31.1.1	Certification of Hank J. Ratner under Rule 13a-14(a).
31.2	Certification of Robert M. Pollichino under Rule 13a-14(a).*
31.2.1	Certification of Robert M. Pollichino under Rule 13a-14(a).
32.1	Section 1350 Certification of Hank J. Ratner.*
32.2	Section 1350 Certification of Robert M. Pollichino.*

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	This exhibit is a management contract or a compensatory plan or arrangement.

*	This exhibit was previously filed with the Company’s Annual Report on Form 10-K on March 4, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2011.

Madison Square Garden, Inc.

By:	/s/ Robert M. Pollichino
	Name:	Robert M. Pollichino
	Title:	Executive Vice President and Chief
Financial Officer