Form 10-Q
period 2011-03-31
Madison Square Garden Co
filed 2011-05-06
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-34434

The Madison Square Garden Company

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

Yes      ☒            No      ☐

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

Large accelerated	☐	Accelerated	☐	Non-accelerated	☒	Smaller reporting	☐
filer		filer		filer		company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐             No      ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding, as the latest practicable date.

Class of Stock	Shares Outstanding as of April 29, 2011
Class A Common Stock par value $0.01 per share	62,101,376
Class B Common Stock par value $0.01 per share	13,588,555

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)	Three Months Ended March 31,
	2011	2010
Revenues (including revenues from Cablevision of $41,475 and $39,597)	$330,413	$306,501

Operating expenses:
Direct operating (excluding depreciation and amortization shown below and including expenses from Cablevision of $2,550 and $3,069)	207,610	196,463
Selling, general and administrative (including expenses from Cablevision of $2,554 and $3,828)	71,234	64,846
Depreciation and amortization	21,170	15,061

	300,014	276,370

Operating income	30,399	30,131

Other income (expense):
Interest income (including interest income from Cablevision of $914 for the three months ended March 31, 2010)	631	1,473
Interest expense	(1,690)	(1,591)
Miscellaneous	5,561	2,000

	4,502	1,882

Income from operations before income taxes	34,901	32,013
Income tax expense	(15,814)	(14,632)

Net income	$19,087	$17,381

Basic earnings per common share	$0.26	$0.24

Diluted earnings per common share	$0.25	$0.23

Weighted-average number of common shares outstanding: (Note 3)
Basic	74,193	73,450
Diluted	77,200	76,200

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$310,817	$354,498
Restricted cash	7,464	4,215
Accounts receivable, net of allowance for doubtful accounts of $2,375 and $2,410	133,234	127,897
Net receivable due from Cablevision	25,210	22,907
Prepaid expenses	33,741	40,411
Other current assets	24,551	25,638

Total current assets	535,017	575,566
Property and equipment, net of accumulated depreciation and amortization of $425,426 and $408,561	515,438	472,821
Other assets	125,936	118,429
Amortizable intangible assets, net of accumulated amortization of $117,789 and $113,484	126,098	130,403
Indefinite-lived intangible assets	158,096	158,096
Goodwill	742,492	742,492

	$2,203,077	$2,197,807

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$14,887	$8,118
Accrued liabilities:
Employee related costs	56,798	71,859
Other accrued liabilities	142,873	117,509
Deferred revenue	126,650	148,819

Total current liabilities	341,208	346,305
Defined benefit and other postretirement obligations	54,125	55,700
Other employee related costs	36,403	40,079
Other liabilities	62,659	57,272
Deferred tax liability	519,332	527,527

Total liabilities	1,013,727	1,026,883

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 62,103 and 62,265 shares outstanding	625	624
Class B Common stock, par value $0.01, 90,000 shares authorized; and 13,589 shares outstanding	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,038,730	1,032,121
Treasury stock, at cost, 479 and 234 shares	(10,279)	(3,723)
Retained earnings	180,340	161,253
Accumulated other comprehensive loss	(20,202)	(19,487)

Total stockholders’ equity	1,189,350	1,170,924

	$2,203,077	$2,197,807

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$19,087	$17,381
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,170	15,061
Amortization of deferred financing costs	545	362
Share-based compensation expense related to equity classified awards	3,268	2,067
Share-based compensation expense prior to the Distribution	—	1,012
Excess tax benefit on share-based awards	(2,666)	(372)
Deemed capital contribution related to income taxes	—	2,712
Gain on exchange of investment	(3,375)	—
Provision for doubtful accounts	199	64
Change in assets and liabilities:
Accounts receivable, net	(5,536)	3,739
Net receivable due from Cablevision	(2,303)	(16,414)
Prepaid expenses and other assets	(1,695)	(7,317)
Accrued and other liabilities	4,231	10,192
Deferred revenue	(22,169)	(33,693)
Deferred income taxes	(7,656)	4,132

Net cash provided by (used in) operating activities	3,100	(1,074)

Cash flows from investing activities:
Capital expenditures	(42,863)	(21,346)
Payments for acquisition of assets	(352)	—

Net cash used in investing activities	(43,215)	(21,346)

Cash flows from financing activities:
Proceeds from promissory note due from a subsidiary of Cablevision	—	190,000
Additions to deferred financing costs	—	(8,322)
Principal payments on capital lease obligations	(352)	(326)
Deemed repurchases of restricted shares	(6,556)	(3,723)
Proceeds from stock option exercises	676	2,250
Excess tax benefit on share-based awards	2,666	372

Net cash provided by (used in) financing activities	(3,566)	180,251

Net increase (decrease) in cash and cash equivalents	(43,681)	157,831
Cash and cash equivalents at beginning of period	354,498	109,716

Cash and cash equivalents at end of period	$310,817	$267,547

Non-cash investing and financing activities:
Deemed capital distributions, net primarily related to income taxes and share-based compensation expense prior to the Distribution	$—	$26,636
Capital expenditures incurred but not yet paid	22,446	6,701
Asset retirement obligations	18,088	—

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2011	$760	$1,032,121	$(3,723)	$161,253	$(19,487)	$1,170,924
Net income	—	—	—	19,087	—	19,087
Pension and postretirement plan liability adjustments, net of taxes	—	—	—	—	354	354
Unrealized loss on investment, net of taxes	—	—	—	—	(1,069)	(1,069)

Comprehensive income						18,372
Proceeds from exercise of options	1	675	—	—	—	676
Share-based compensation expense	—	3,268	—	—	—	3,268
Treasury stock acquired from acquisition of restricted shares	—	—	(6,556)	—	—	(6,556)
Excess tax benefit on share-based awards	—	2,666	—	—	—	2,666

Balance at March 31, 2011	$761	$1,038,730	$(10,279)	$180,340	$(20,202)	$1,189,350

(in thousands)	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2010	$—	$1,042,283	$—	$77,873	$(14,053)	$1,106,103
Net income	—	—	—	17,381	—	17,381
Pension and postretirement plan liability adjustments, net of taxes	—	—	—	—	284	284

Comprehensive income						17,665
Deemed capital contribution related to share-based compensation expense prior to the Distribution	—	1,012	—	—	—	1,012
Deemed capital contribution related to income taxes	—	2,712	—	—	—	2,712
Adjustments related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution, net of taxes	—	—	—	—	(1,805)	(1,805)
Deemed capital contribution related to the transfer of certain liabilities between the Company and Cablevision, net of taxes	—	5,125	—	—	—	5,125
Reclassification of common stock in connection with the Distribution	755	(755)	—	—	—	—
Distribution date deferred tax assets and liabilities adjustments (Note 14)	—	(35,485)	—	—	—	(35,485)
Proceeds from exercise of options	4	2,246	—	—	—	2,250
Share-based compensation expense	—	2,067	—	—	—	2,067
Treasury stock acquired from acquisition of restricted shares	—	—	(3,723)	—	—	(3,723)
Excess tax benefit on share-based awards	—	372	—	—	—	372

Balance at March 31, 2010	$759	$1,019,577	$(3,723)	$95,254	$(15,574)	$1,096,293

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.

Note 1. Description of Business

The Madison Square Garden Company (together with its subsidiaries, the “Company” or “Madison Square Garden”), formerly named Madison Square Garden, Inc., was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On January 12, 2010, Cablevision’s board of directors approved the distribution of all the outstanding common stock of The Madison Square Garden Company to Cablevision shareholders (the “Distribution”) and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in MSG Holdings, L.P. (“MSG L.P.”), formerly named Madison Square Garden, L.P. MSG L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Company’s businesses until the Distribution occurred on February 9, 2010. Each holder of record of Cablevision NY Group Class A Common Stock as of close of business on January 25, 2010 (the “Record Date”) received one share of the Company’s Class A Common Stock for every four shares of Cablevision NY Group Class A Common Stock held. Each holder of record of Cablevision NY Group Class B Common Stock as of the Record Date received one share of the Company’s Class B Common Stock for every four shares of Cablevision NY Group Class B Common Stock held. MSG L.P. is now a wholly-owned subsidiary of The Madison Square Garden Company through which the Company conducts substantially all of its business activities.

Madison Square Garden is a fully-integrated sports, entertainment and media business. The Company is comprised of three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company’s venues. The MSG Media segment includes the MSG Networks (MSG network, MSG Plus, MSG HD and MSG Plus HD), regional sports networks, and the Fuse Networks (Fuse and Fuse HD), a national television network dedicated to music. MSG Entertainment creates, produces and/or presents a variety of live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes (the “Rockettes”). We have also co-produced or presented events by Cirque du Soleil, including Wintuk. MSG Entertainment also presents or hosts other live entertainment events such as concerts, family shows and special events in the Company’s diverse collection of venues. MSG Sports owns and operates sports franchises, including the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), and the Connecticut Whale of the American Hockey League (the “AHL”), which is the primary player development team for the Rangers. MSG Sports also features other sports properties, including the presentation of a wide variety of live sporting events, including professional boxing, college basketball, track and field and tennis.

The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena (“The Garden”) and The Theater at Madison Square Garden in New York City, as well as The Chicago Theatre in Chicago. It leases Radio City Music Hall and the Beacon Theatre in New York City. The Company also has a booking agreement with respect to the Wang Theatre in Boston.

Note 2. Accounting Policies

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its 2010 Annual Report on Form 10-K. The financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of our revenues on our professional sports teams and the Radio City Christmas Spectacular generally make our business seasonal with a disproportionate share of our revenues and operating income being derived in the fourth quarter of each calendar year.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Madison Square Garden Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

addition, estimates are used in revenue recognition, income tax expense, performance-based compensation, depreciation and amortization, and the allowance for losses. Management believes its use of estimates in the interim consolidated financial statements to be reasonable.

Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. We adjust such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on our best judgment at a point in time and as such these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond our control could be material and would be reflected in the Company’s financial statements in future periods.

Note 3. Computation of Earnings per Common Share

Basic earnings per common share (“EPS”) is based upon net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares, restricted stock units and shares restricted on the same basis as underlying Cablevision restricted shares (see Note 12) only in the periods in which such effect would have been dilutive.

The following table presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
	2011	2010
Weighted-average shares for basic EPS	74,193	73,450
Dilutive effect of shares issuable under share-based compensation plans and shares restricted on the same basis as underlying Cablevision restricted shares	3,007	2,750

Weighted-average shares for diluted EPS	77,200	76,200

The calculation of diluted EPS for the three months ended March 31, 2011 and 2010 does not include 4 and 40 shares, respectively, because the effect of their inclusion would have been anti-dilutive.

Note 4. Team Personnel Transactions and Insurance Recoveries

Direct operating expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players on our sports teams for season-ending injuries, waivers and trades (“Team Personnel Transactions”). The Company’s MSG Sports segment recognizes the estimated ultimate costs of these events, including the Company’s estimated future obligation for luxury tax attributable to Knicks player transactions, in the period in which they occur, net of anticipated insurance recoveries. Amounts due to such players are generally paid over their remaining contract terms. Provisions for Team Personnel Transactions amounted to $9,675 and $6,223 for the three months ended March 31, 2011 and 2010, respectively, which were net of insurance recoveries of $0 and $820, respectively.

In addition, during the three months ended March 31, 2011 and 2010, the Company recorded $0 and $7,320, respectively, in insurance recoveries related to non season-ending player injuries.

Note 5. Investments

The Company had an investment of $37,632 in which it held a non-controlling ownership interest in Front Line Management Group, Inc. (“Front Line”), which was accounted for under the cost method and reported as a component of other assets in the accompanying consolidated balance sheet as of December 31, 2010. During the three months ended March 31, 2011 and 2010, the Company received $2,186 and $2,000, respectively, in dividends representing the distribution of earnings from this investment which was recognized in miscellaneous income in the accompanying consolidated statements of operations.

On February 4, 2011, the Company exchanged its ownership interest in Front Line, valued at approximately $41,000, for approximately 3,913 shares, or 2.16%, of Live Nation Entertainment, Inc. (“Live Nation”) common stock as of that date. As a result of this exchange the Company recorded a pretax gain of $3,375 during the three months ended March 31, 2011, which was recognized in miscellaneous income in the accompanying consolidated statement of operations. This investment is reported in the accompanying consolidated balance sheet as of March 31, 2011 in other assets, and is classified as available-for-sale. Investments in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

available-for-sale securities are carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity. The fair value of the investment in Live Nation common stock as of March 31, 2011 was $39,128.

Note 6. Goodwill and Intangible Assets

The carrying amount of goodwill, by reportable segment, as of March 31, 2011 and December 31, 2010 is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187

$742,492

During the first quarter of 2011, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.

The Company’s intangible assets are as follows:

As of March 31, 2011	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Affiliation agreements and affiliate relationships	$120,536	$ (50,554)	$ 69,982
Season ticket holder relationships	75,005	(33,186)	41,819
Suite holder relationships	15,394	(8,394)	7,000
Broadcast rights	15,209	(13,087)	2,122
Other intangibles	17,743	(12,568)	5,175

Total intangible assets subject to amortization	243,887	(117,789)	126,098

Sports franchises (MSG Sports segment)	96,215	—	96,215
Trademarks (MSG Entertainment segment)	61,881	—	61,881

Total indefinite-lived intangible assets	158,096	—	158,096

Total intangible assets	$401,983	$(117,789)	$284,194

As of December 31, 2010	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Affiliation agreements and affiliate relationships	$120,536	$ (48,814)	$ 71,722
Season ticket holder relationships	75,005	(31,824)	43,181
Suite holder relationships	15,394	(8,044)	7,350
Broadcast rights	15,209	(12,706)	2,503
Other intangibles	17,743	(12,096)	5,647

Total intangible assets subject to amortization	243,887	(113,484)	130,403

Sports franchises (MSG Sports segment)	96,215	—	96,215
Trademarks (MSG Entertainment segment)	61,881	—	61,881

Total indefinite-lived intangible assets	158,096	—	158,096

Total intangible assets	$401,983	$(113,484)	$288,499

During the first quarter of 2011, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there was no impairment identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Amortization expense was $4,305 and $4,528 for the three months ended March 31, 2011 and 2010, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each year from 2011 through 2015 to be as follows:

For the year ended December 31, 2011 (including the three months ended March 31, 2011)	$17,219
For the year ended December 31, 2012	14,447
For the year ended December 31, 2013	10,575
For the year ended December 31, 2014	10,575
For the year ended December 31, 2015	10,575

Note 7. Property and Equipment

As of March 31, 2011 and December 31, 2010, property and equipment (including equipment under capital leases) consisted of the following assets:

	March 31, 2011	December 31, 2010
Land	$67,921	$67,921
Buildings	233,582	209,857
Equipment	247,371	242,847
Aircraft	42,961	42,961
Furniture and fixtures	17,484	17,085
Leasehold improvements	143,908	141,636
Construction in progress	187,637	159,075

	940,864	881,382
Less accumulated depreciation and amortization	(425,426)	(408,561)

	$515,438	$472,821

Depreciable and amortizable assets are depreciated or amortized on a straight-line basis over their estimated useful lives.

Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $16,865 and $10,533 for the three months ended March 31, 2011 and 2010, respectively.

Project-to-date, the Company has incurred approximately $222,000 in construction costs associated with the comprehensive transformation of The Garden into a state-of-the-art arena (the “Transformation”) that are primarily recorded in construction in progress. As of March 31, 2011, approximately $23,000 of property and equipment related to the Transformation have been placed in service. Depreciation is being accelerated for The Garden assets that are planned to be removed as a result of the Transformation.

As of March 31, 2011 and December 31, 2010, the gross amount of equipment and related accumulated depreciation recorded under capital leases included in the table above are as follows:

	March 31, 2011	December 31, 2010
Equipment	$13,296	$13,304
Less accumulated depreciation	(9,799)	(9,557)

	$3,497	$3,747

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has recorded asset retirement obligations primarily related to the estimated cost associated with the removal of assets as a result of the Transformation. The change in the carrying amount of asset retirement obligations for the three months ended March 31, 2011 is as follows:

Balance as of December 31, 2010	$27,358
Revisions in estimated liabilities, net	18,091
Payments	(2,392)

Balance as of March 31, 2011	$43,057

As of March 31, 2011, $32,972 of the total asset retirement obligations were recorded in other accrued liabilities, with the remaining balance recorded in other liabilities, in the accompanying consolidated balance sheet.

Note 8. Commitments and Contingencies

Commitments

As more fully described in Notes 10 and 11 to the consolidated financial statements of the Company included in the 2010 Annual Report on Form 10-K, the Company’s commitments primarily consist of long-term agreements for exclusive broadcast rights for certain live sporting events, obligations under employment agreements that the Company has with its professional sports teams’ personnel, long-term noncancelable operating lease agreements for entertainment venues and office and storage space, and minimum purchase requirements. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years.

Legal Matters

In March 2008, a lawsuit was filed in the United States District Court for the Southern District of New York against MSG L.P. arising out of a January 23, 2007 automobile accident involving an individual who was allegedly drinking at several different establishments prior to the accident, allegedly including an event at The Garden. The plaintiffs filed suit against MSG L.P., the driver, and a New York City bar, asserting claims under the New York Dram Shop Act and seeking unspecified compensatory and punitive damages. On April 13, 2011, the claims against the Company were resolved directly by our insurers and dismissed with prejudice, without any payment by the Company to the plaintiffs.

In addition to the matter discussed above, the Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

Note 9. Debt

Total debt of the Company consists of the following:

	March 31, 2011	December 31, 2010
Revolving Credit Facility	$—	$—
Capital lease obligations due to a subsidiary of Cablevision(a)	4,568	4,920

Total	$4,568	$4,920

(a)	Classified in other liabilities in the accompanying consolidated balance sheets.

On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a new senior secured revolving credit facility of up to $375,000 with a term of five years (the “Revolving Credit Facility”). The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including but not limited to the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of March 31, 2011, there was $6,900 in letters of credit issued under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility as of March 31, 2011 was $368,100.

The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

ratio of 2.50:1.00 for the Company. As of March 31, 2011, the Company was in compliance with the financial covenants in the Revolving Credit Facility.

In connection with the establishment of this borrowing facility, the Company incurred deferred financing costs of $10,900, which are being amortized to interest expense over the five-year term of the Revolving Credit Facility.

Note 10. Fair Value Measurements

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

•	Level III — Instruments whose significant value drivers are unobservable.

The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
March 31, 2011
Assets:
Money market accounts	$225,541	$—	$—	$225,541
Time deposits	75,093	—	—	75,093
Available-for-sale securities (in Other assets)	39,128	—	—	39,128

Total assets measured at fair value	$339,762	$—	$—	$339,762

December 31, 2010
Assets:
Money market accounts	$266,851	$—	$—	$266,851
Time deposits	75,009	—	—	75,009

Total assets measured at fair value	$341,860	$—	$—	$341,860

Money market accounts and time deposits

Money market accounts and time deposits are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities.

Available-for-sale securities (in other assets)

The available-for-sale securities category includes available-for-sale marketable equity securities, whose fair value is determined using quoted market prices. Such items are classified in Level 1 (See Note 5).

Note 11. Pension and Other Postretirement Benefit Plans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Prior to the Distribution, certain Company employees participated in the Cablevision Cash Balance Pension Plan, a non-contributory qualified cash balance retirement plan, and the Cablevision Excess Cash Balance Plan, an unfunded non-contributory non-qualified excess cash balance plan. Effective January 1, 2010, employees of the Company ceased participation in the Cablevision Cash Balance Pension Plan and the Cablevision Excess Cash Balance Plan (collectively, the “Cablevision Cash Balance Plans”) and began participation in the Company-sponsored MSG Cash Balance Pension Plan and MSG Excess Cash Balance Plan (collectively, the “MSG Cash Balance Plans”), respectively. Also effective January 1, 2010, the Company assumed the liability to pay benefits to current and former employees of the Company who had previously participated in the Cablevision Cash Balance Plans. On April 4, 2011, plan assets with a fair value of $9,261 were transferred from the Cablevision Cash Balance Pension Plan to the MSG Cash Balance Pension Plan. This amount represents the portion of the assets of the Cablevision Cash Balance Pension Plan attributable to the liability previously transferred from this plan to the MSG Cash Balance Pension Plan.

On March 1, 2011, the Company merged the Retirement Plan into the MSG Cash Balance Pension Plan, effectively combining the plan assets and liabilities of the respective plans. In connection with this merger, the respective benefit formulas of the plans were not amended. As of March 1, 2011, the Retirement Plan no longer exists as a stand-alone plan and is part of the MSG Cash Balance Pension Plan. The Company did not perform a remeasurement of the MSG Cash Balance Pension Plan’s assets, liabilities, and expense as of the merger date as the potential impact was determined to not be material.

In addition, the Company sponsors two non-contributory qualified defined benefit pension plans covering certain of its union employees (“Union Plans”). Benefits payable to retirees under the Union Plans are based upon years of service and, for one plan, participants’ compensation.

The Excess Plan, Union Plans and MSG Cash Balance Plans (which now includes the former Retirement Plan) are collectively referred to as “Pension Plans.”

The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 and their dependents that are eligible for early or normal retirement under the Retirement Plan (or effective March 1, 2011, eligible to commence receipt of such early or normal Retirement Plan benefits under the MSG Cash Balance Pension Plan), as well as certain union employees (“Postretirement Plan”).

Components of net periodic benefit cost for the Company’s Pension Plans and Postretirement Plan for the three months ended March 31, 2011 and 2010 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$1,688	$1,361	$64	$54
Interest cost	1,738	1,628	101	91
Expected return on plan assets	(532)	(331)	—	—
Recognized actuarial loss (gain)	650	530	1	(14)
Amortization of unrecognized prior service cost (credit)	7	8	(33)	(33)

Net periodic benefit cost	$3,551	$3,196	$133	$98

The Company contributed $4,300 and $192 to the MSG Cash Balance Pension Plan and one of its Union Plans, respectively, during the three months ended March 31, 2011.

In addition, Cablevision sponsors qualified and non-qualified savings plans (the “Cablevision Savings Plans”) in which employees of the Company continued to participate for a period of time after the Distribution (the “Transition Period”) until such time that the Company established its own savings plans. The Company made matching cash contributions on behalf of its employees to the Cablevision Savings Plans in accordance with the terms of those plans. Effective February 1, 2011, the Company established the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (the “Madison Square Garden Savings Plans”). As of February 1, 2011, eligible employees of the Company have ceased participation in the Cablevision Savings Plans and participate in the Madison Square Garden Savings Plans. Expenses related to the Cablevision Savings Plans and Madison Square Garden Savings Plans included in the accompanying consolidated statements of operations were $857 and $643 for the three months ended March 31, 2011 and 2010, respectively.

Note 12. Share-based Compensation

In connection with the Distribution, the Company adopted the Company’s 2010 Employee Stock Plan (the “Employee Stock Plan”) and the Company’s 2010 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 7,000 shares of the Company’s Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may be based upon performance criteria.

Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, restricted stock units and other equity-based awards. The Company may grant awards for up to 300 shares of the Company’s Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.

Prior to the Distribution certain Company employees and employees and non-employee directors of Cablevision (some of whom are employees or directors of the Company) participated in Cablevision’s equity award programs. See Note 15 to the consolidated financial statements of the Company included in the 2010 Annual Report on Form 10-K for more information regarding the treatment after the Distribution of share-based payment awards initially granted under Cablevision equity award programs.

Share-based Payment Award Activity

The following table summarizes activity for the three months ended March 31, 2011 relating to holders (including both Company and Cablevision employees) of the Company’s stock options:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)
	Time Vesting Options	Performance Vesting Options (a)
Balance, January 1, 2011	1,883	120	$ 9.29	4.16
Exercised	(84)	—	8.06
Forfeited/Expired	(1)	—	9.38

Balance, March 31, 2011	1,798	120	$ 9.34	3.93

Options exercisable at March 31, 2011	1,339	120	$ 9.44	3.87

Options expected to vest in future	459	—	$ 9.04	5.15

(a)	The Cablevision performance objective with respect to these awards has been achieved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes activity for the three months ended March 31, 2011 relating to holders (including both Company and Cablevision employees) of the Company’s Class A Common Stock restricted on the same basis as the underlying Cablevision restricted stock, as well as restricted shares issued under the Employee Stock Plan:

	Restricted Shares	Weighted-Average Fair Value Per Share at Date of Grant
Unvested award balance, January 1, 2011	1,852	$11.28
Vested	(557)	17.49
Forfeited	(24)	9.87

Unvested award balance, March 31, 2011	1,271	$ 8.56

During the three months ended March 31, 2011, 557 shares of the Company’s Class A Common Stock restricted on the same basis as the underlying Cablevision restricted shares vested. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 221 of these shares, with an aggregate value of $6,556, were surrendered to the Company. These acquired shares have been classified as treasury stock.

Of the total unvested award balance as of March 31, 2011, 945 shares of the Company’s Class A Common Stock restricted on the same basis as the underlying Cablevision restricted shares were held by Cablevision employees (including shares of the Company granted to Company’s Executive Chairman and President and Chief Executive Officer, as employees of Cablevision).

The following table summarizes activity for the three months ended March 31, 2011 relating to holders of the Company’s Restricted Stock Units (“RSUs”):

	Number of				Weighted- Average Fair Value Per Share at Date of Grant
	Time Vesting RSUs		Performance Vesting RSUs(c)
Unvested award balance, January 1, 2011	454		301		$21.21
Granted	442	(a)(b)	169	(a)	27.48
Vested	(22	)(b)	—		27.48
Forfeited	(22)		—		22.17

Unvested award balance, March 31, 2011	852		470		$23.99

(a)

Primarily represents a grant made by the Company to its employees under the Employee Stock Plan, on March 10, 2011, of 589 RSUs, of which 169 are subject to the attainment of certain performance criteria. These awards are subject to three-year cliff vesting. The RSUs will settle in stock, or, at the option of the Compensation Committee, in cash.

(b)

On March 10, 2011 the Company granted its non-employee directors, under the Non-Employee Director Plan, 22 RSUs which immediately vested. The awards will be settled in stock, or, at the option of the Compensation Committee, in cash, on the first business day ninety days after the director’s service on the Board of Directors ceases.

(c)	The Company’s performance objective with respect to the performance vesting RSUs granted in 2010 has been achieved.

Share-based Compensation Expense

Share-based compensation expense, recognized as selling, general and administrative expense, for the three months ended March 31, 2011 and 2010 was $3,299 and $3,311, respectively.

Note 13. Related Party Transactions

The Dolan family, including trusts for the benefit of the Dolan family, collectively owns all of the Company’s outstanding Class B Common Stock and owns approximately 3.6% of the Company’s outstanding Class A Common Stock. Such shares of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70% of the aggregate voting power of the Company’s outstanding common stock. The Dolan family is also the controlling stockholder of Cablevision.

In connection with the Distribution, the Company entered into various agreements with Cablevision, such as a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain related party arrangements. These agreements govern certain of the Company’s relationships with Cablevision subsequent to the Distribution and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Distribution. These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships. The distribution agreement includes an agreement that the Company and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses Cablevision transferred to the Company.

The following table summarizes the composition and amounts of the significant transactions with Cablevision that are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Revenues	$41,475	$39,597

Operating expenses:
Corporate general and administrative	$(994)	$(3,309)
Origination, master control and post production services	(2,435)	(2,254)
Risk management and general insurance	—	(713)
Rent expense	(137)	(135)
Other expenses	(1,538)	(486)

Revenues

The Company recognizes revenue from the distribution of programming services to subsidiaries of Cablevision. Cablevision pays the Company for advertising in connection with signage at events, sponsorships and media advertisements.

Corporate General and Administrative

Primarily represents amounts charged to the Company by Cablevision pursuant to the transition services agreement. From January 1, 2010 through the Distribution date, the Company received allocations from Cablevision generally consistent with the transition services agreement, with certain adjustments.

Origination, Master Control and Post Production Services

Cablevision provides certain origination, master control and post production services to the Company.

Risk Management and General Insurance

Cablevision provided the Company with risk management and general insurance related services through the date of the Distribution. For a period after the Distribution, Cablevision provided risk management services through the transition services agreement (these amounts are reflected in the “Corporate general and administrative expenses” line in the table above).

Rent expense

Cablevision leases certain facilities under long-term lease agreements. The Company pays its share of monthly lease payments for the portion of the premises utilized.

Other expenses

The Company and Cablevision routinely enter into transactions with each other in the ordinary course of business.

Advances to Cablevision

On March 23, 2010, a subsidiary of Cablevision repaid to the Company the entire principal balance of a $190,000 non-amortizing promissory note due June 30, 2010 along with $914 of interest, that accrued at the rate of 3.25% per annum, and without prepayment penalty. The promissory note was executed on January 28, 2010 to replace the non-interest bearing advance owed to the Company by the same subsidiary of Cablevision that was outstanding as of December 31, 2009.

Other

See Note 9 for information on the Company’s capital lease obligations due to a subsidiary of Cablevision.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

See Note 11 for discussion of the participation of Company employees in Cablevision sponsored retirement benefit plans.

Note 14. Income Taxes

Income tax expense for the three months ended March 31, 2011 of $15,814 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes and the impact of nondeductible expenses (mainly nondeductible player disability and life insurance premiums), partially offset by the domestic production activities deduction.

Income tax expense for the three months ended March 31, 2010 of $14,632 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes and the impact of nondeductible expenses.

For all periods prior to the Distribution, deferred tax assets and liabilities were measured using the estimated applicable corporate tax rates historically used by Cablevision. Due to the Company’s significant presence in the City of New York, the estimated applicable corporate tax rate used to measure deferred taxes is higher for the Company as a stand-alone entity. As such, as of the Distribution date, an increase in the deferred tax liability of $31,353 to reflect use of the higher stand-alone estimated applicable corporate tax rate was recorded as an adjustment to paid-in capital. In addition, as of the Distribution date, the deferred tax asset for share-based awards was reduced by $4,092 through an adjustment to paid-in capital to eliminate the portion of the deferred tax asset relating to the share-based compensation expense attributable to Cablevision employees that was allocated to the Company prior to the Distribution.

For all periods prior to the Distribution, allocable current income tax liabilities calculated on a stand-alone company basis that the Company did not pay directly have been reflected as deemed capital contributions to the Company from Cablevision. Such contributions amounted to $2,712 for the three months ended March 31, 2010.

Note 15. Segment Information

The Company classifies its business interests into three reportable segments, which are MSG Media, MSG Entertainment and MSG Sports. The Company allocates certain corporate costs to all of its reportable segments. In addition, the Company allocates its venue operating expenses to its MSG Entertainment and MSG Sports segments. Venue operating expenses include the non-event related costs of operating the Company’s venues, and includes such costs as rent, real estate taxes, insurance, utilities, repairs and maintenance and labor related to the overall management of the venues. Depreciation expense related to The Garden and The Theater at Madison Square Garden is not allocated to the reportable segments and is recognized in “All other.”

The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and The Theater at Madison Square Garden in New York City, as well as The Chicago Theatre in Chicago. It leases Radio City Music Hall and the Beacon Theatre in New York City. The Company also has a booking agreement with respect to the Wang Theatre in Boston.

The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before depreciation and amortization, share-based compensation expense or benefit and restructuring charges or credits, which is referred to as adjusted operating cash flow (“AOCF”), a non-GAAP measure. The Company has presented the components that reconcile AOCF to operating income (loss), a GAAP measure. Information as to the operations of the Company’s reportable segments is set forth below.

	Three Months Ended March 31,
	2011	2010
Revenues
MSG Media	$147,564	$139,505
MSG Entertainment	42,805	41,473
MSG Sports	157,739	142,663
Inter-segment eliminations(a)	(17,695)	(17,140)

	$330,413	$306,501

(a)

Primarily represents local media rights recognized by the Company’s MSG Sports segment from the licensing of team related programming to the Company’s MSG Media segment which are eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended March 31,
	2011	2010
Inter-segment revenues
MSG Media	$—	$—
MSG Entertainment	(26)	(26)
MSG Sports	(17,669)	(17,114)

	$(17,695)	$(17,140)

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Three Months Ended March 31,
	2011	2010
AOCF
MSG Media	$62,577	$61,779
MSG Entertainment	(6,782)	(12,713)
MSG Sports	3,540	3,407
All other (a)	(4,467)	(3,970)

	$54,868	$48,503

	Three Months Ended March 31,
	2011	2010
Depreciation and amortization
MSG Media	$5,551	$4,798
MSG Entertainment	2,314	2,331
MSG Sports	2,650	2,607
All other (b)	10,655	5,325

	$21,170	$15,061

	Three Months Ended March 31,
	2011	2010
Share-based compensation expense
MSG Media	$862	$1,204
MSG Entertainment	902	1,241
MSG Sports	761	866
All other	774	—

	$3,299	$3,311

	Three Months Ended March 31,
	2011	2010
Operating income (loss)
MSG Media	$56,164	$55,777
MSG Entertainment	(9,998)	(16,285)
MSG Sports	129	(66)
All other	(15,896)	(9,295)

	$30,399	$30,131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of reportable segment operating income to the Company’s consolidated income from operations before income taxes is as follows:

	Three Months Ended March 31,
	2011	2010
Total operating income for reportable segments	$46,295	$39,426
Other operating loss	(15,896)	(9,295)

Operating income	30,399	30,131
Items excluded from operating income:
Interest income	631	1,473
Interest expense	(1,690)	(1,591)
Miscellaneous income	5,561	2,000

Income from operations before income taxes	$34,901	$32,013

	Three Months Ended March 31,
	2011	2010
Capital expenditures
MSG Media	$2,771	$7,699
MSG Entertainment	1,048	1,262
MSG Sports	115	59
All other (c)	38,929	12,326

	$42,863	$21,346

(a)	Consists principally of unallocated corporate general and administrative costs.

(b)

Principally includes depreciation and amortization expense on The Garden and the Theater at Madison Square Garden and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

(c)	Principally includes capital expenditures associated with the ongoing Transformation.

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

•	any NBA or NHL work stoppage;

•	our ability to maintain, obtain or produce content for our MSG Media segment, together with the cost of such content;

•	future acquisitions and dispositions of assets;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stocks; and

•	the factors described under “Risk Factors” in our 2010 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 4, 2011.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and footnotes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to “we”, “us”, “our”, “Madison Square Garden” or the “Company” refer to The Madison Square Garden Company, together with its direct and indirect subsidiaries. “The Madison Square Garden Company” refers to The Madison Square Garden Company individually as a separate entity. The Madison Square Garden Company is a holding company and conducts substantially all of its operations through its subsidiaries. This MD&A should be read in conjunction with our 2010 Annual Report on Form 10-K, and is organized as follows:

Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Our discussion is presented on both a consolidated and segment basis.

Liquidity and Capital Resources. This section provides a discussion of our financial condition, liquidity and capital resources as of March 31, 2011, as well as an analysis of our cash flows for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Critical Accounting Policies. This section discusses our critical accounting policy in respect of goodwill and identifiable indefinite-lived intangible assets in order to provide the results of our annual impairment testing performed during the three months ended March 31, 2011. There is no update to our other significant accounting policies, including our critical accounting policies, which are discussed in our 2010 Annual Report on Form 10-K under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements of the Company included therein.

The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from our venues. MSG Entertainment creates, produces and/or presents a variety of live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes. MSG Sports owns and operates sports franchises, including the Knicks of the NBA, the Rangers of the NHL, the Liberty of the WNBA, and the Connecticut Whale of the AHL, which is the primary player development team for the Rangers.

The dependence of our revenues on our professional sports teams and the Radio City Christmas Spectacular generally make our business seasonal with a disproportionate share of our revenues and operating income being derived in the fourth quarter of each calendar year.

Change in Fiscal Year

On February 7, 2011, the Board of Directors of The Madison Square Garden Company approved a change in the Company’s fiscal year end from December 31 to June 30, effective June 30, 2011. The Company plans to report our financial results for the six month transition period of January 1, 2011 through June 30, 2011 on a Transition Report on Form 10-K/T and to thereafter file annual reports for each twelve month period ended June 30 of each year beginning with the twelve month period ended June 30, 2012. We believe the change in fiscal year will better align our financial planning and reporting cycles with the seasonality of our business, particularly our MSG Sports and MSG Entertainment segments.

Results of Operations

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,				Increase
	2011		2010		(Decrease)
	Amount	% of Revenues	Amount	% of Revenues	in Net Income
Revenues	$330,413	100%	$306,501	100%	$23,912
Operating expenses:
Direct operating (excluding depreciation and amortization shown below)	207,610	63%	196,463	64%	(11,147)
Selling, general and administrative	71,234	22%	64,846	21%	(6,388)
Depreciation and amortization	21,170	6%	15,061	5%	(6,109)

Operating income	30,399	9%	30,131	10%	268
Other income (expense):
Interest expense, net	(1,059)	NM	(118)	NM	(941)
Miscellaneous	5,561	2%	2,000	1%	3,561

Income from operations before income taxes	34,901	11%	32,013	10%	2,888
Income tax expense	(15,814)	-5%	(14,632)	-5%	(1,182)

Net income	$19,087	6%	$17,381	6%	$1,706

NM – Percentage is not meaningful

See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.

Consolidated Results of Operations

Revenues

Revenues for the three months ended March 31, 2011 increased $23,912, or 8%, to $330,413 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$8,059
Increase in MSG Entertainment segment revenues	1,332
Increase in MSG Sports segment revenues	15,076
Inter-segment eliminations	(555)

$23,912

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2011 increased $11,147, or 6%, to $207,610 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$5,410
Decrease in MSG Entertainment segment expenses	(4,692)
Increase in MSG Sports segment expenses	10,983
Inter-segment eliminations	(554)

$11,147

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2011 increased $6,388, or 10%, to $71,234 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$1,509
Decrease in MSG Entertainment segment expenses	(246)
Increase in MSG Sports segment expenses	3,855
Increase in other expenses	1,270

$6,388

The increase in other expenses discussed above is primarily due to an increase in unallocated share-based compensation as compared to the comparable period of the prior year.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2011 increased $6,109, or 41%, to $21,170 as compared to the comparable period of the prior year. The increase reflects higher depreciation expense primarily associated with certain assets that will be removed as a result of the ongoing Transformation.

Interest expense, net

Interest expense, net for the three months ended March 31, 2011 increased $941, or 797%, to $1,059 as compared to the comparable period of the prior year primarily due to lower interest income attributable to the repayment of the promissory note by a subsidiary of Cablevision in March 2010.

Miscellaneous income

Miscellaneous income for the three months ended March 31, 2011 and 2010 reflects dividends of $2,186 and $2,000, respectively, received from an investment accounted for under the cost method. On February 4, 2011, the Company exchanged this investment for an investment in marketable securities, which is accounted for as available-for-sale. As a result of this exchange the Company recorded a pretax gain of $3,375 during the three months ended March 31, 2011.

Income taxes

Income tax expense for the three months ended March 31, 2011 increased $1,182, or 8%, to $15,814 as compared to the comparable period of the prior year. Income tax expense differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes and the impact of nondeductible expenses (mainly nondeductible player disability and life insurance premiums), partially offset by the domestic production activities deduction. The effective tax rate was 45% for the three months ended March 31, 2011.

Income tax expense of $14,632 for the three months ended March 31, 2010, differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes and the impact of nondeductible expenses. The effective tax rate was 46% for the three months ended March 31, 2010.

AOCF

The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income before depreciation and amortization, share-based compensation expense or benefit and restructuring charges or credits, which is referred to as AOCF, a non-GAAP measure. The Company has presented the components that reconcile AOCF to operating income, a GAAP measure. The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	in AOCF
Operating income	$30,399	$30,131	$268
Share-based compensation	3,299	3,311	(12)
Depreciation and amortization	21,170	15,061	6,109

AOCF	$54,868	$48,503	$6,365

AOCF for the three months ended March 31, 2011 increased $6,365, or 13%, to $54,868, as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$798
Reduction in AOCF loss of the MSG Entertainment segment	5,931
Increase in AOCF of the MSG Sports segment	133
Other net decreases	(497)

$6,365

Effective July 1, 2010 DISH Network’s (“DISH”) license to carry Fuse expired and Fuse has not been carried by DISH since that date. Effective October 1, 2010, DISH’s license to carry MSG network and MSG Plus expired and these networks have not been carried by DISH since that date. The financial impact of the two events will depend on many factors including if, when and on what terms DISH and the Company reach new carriage agreements to restore DISH’s carriage of any or all of the networks. The loss of the agreements did not have a material impact on the Company’s and MSG Media segment’s financial condition or revenues in the first quarter, but did have a material impact on the Company’s and MSG Media segment’s operating income and AOCF during the quarter. If new carriage agreements are not reached with DISH, the impact on the Company’s and MSG Media segment’s financial condition or revenues will not be material but may continue to be material to the Company’s and MSG Media segment’s operating income or AOCF.

In addition, the stated term of a carriage agreement with a Fuse distributor expired effective January 1, 2011. The Company remains in active negotiations with this distributor for a new multi-year agreement and the distributor continues to carry Fuse. The financial impact will depend on many factors including if, when and on what terms the Company reaches a new carriage agreement. However, the Company has not recognized revenue for such carriage since the expiration of the stated term of the agreement. The Company expects that the fees to be agreed will apply retroactively if and when a new carriage agreement is reached. The failure to recognize such revenue did not have a material impact on the Company’s and MSG Media segment’s financial condition or revenues or on the MSG Media segment’s operating income or AOCF in the first quarter, but did have a material impact on the Company’s operating income and AOCF during the quarter. If a new Fuse carriage agreement is not reached with this distributor, the impact on the Company’s and MSG Media segment’s financial condition or revenues would not be material, but may be material to the Company’s and MSG Media segment’s operating income or AOCF.

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

	Three Months Ended March 31,				Increase
	2011		2010		(Decrease) in
	Amount	% of Revenues	Amount	% of Revenues	Operating Income

Revenues	$147,564	100%	$139,505	100%	$8,059
Direct operating expenses (excluding depreciation and amortization)	62,801	43%	57,391	41%	(5,410)
Selling, general and administrative expenses	23,048	16%	21,539	15%	(1,509)
Depreciation and amortization	5,551	4%	4,798	3%	(753)

Operating income	$56,164	38%	$55,777	40%	$387

The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	in AOCF
Operating income	$56,164	$55,777	$387
Share-based compensation	862	1,204	(342)
Depreciation and amortization	5,551	4,798	753

AOCF	$62,577	$61,779	$798

Revenues

Revenues for the three months ended March 31, 2011 increased $8,059, or 6%, to $147,564 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in advertising revenue	$5,036
Increase in affiliation fee revenue	3,324
Other net decreases	(301)

$8,059

The increase in advertising revenue discussed above was primarily driven by higher sales generated from the telecast of professional sports programming and, to a lesser extent, higher ratings at Fuse.

The increase in affiliation fee revenue discussed above was primarily attributable to higher affiliation rates, with the overall increase being substantially offset by the impact of the expiration of certain affiliation agreements, as discussed in the “Results of Operations—Consolidated Results of Operations” section above.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2011 increased $5,410, or 9%, to $62,801 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in non-rights related programming expenses	$3,878
Increase in rights fees, including revenues reported by the MSG Sports segment from the licensing of team related programming to MSG Media	1,532

$5,410

The increase in non-rights related programming expenses was driven by costs associated with new programming that debuted in the second half of 2010, as well as the timing of certain events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2011 increased $1,509, or 7%, to $23,048 as compared to the comparable period of the prior year primarily due to an increase in marketing costs associated with our programming.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2011 increased $753, or 16%, to $5,551 as compared to the comparable period of the prior year primarily due to higher depreciation expense associated with assets placed into service during the fourth quarter of 2010.

AOCF

AOCF for the three months ended March 31, 2011 increased $798, or 1%, to $62,577 as compared to the comparable period of the prior year. The change is primarily due to increases in advertising and affiliation fee revenues substantially offset by higher direct operating expenses and, to a lesser extent, an increase in selling, general and administrative expenses, as discussed above.

See “Results of Operations - Consolidated Results of Operations” regarding expiration of certain affiliation agreements.

MSG Entertainment

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Entertainment segment.

	Three Months Ended March 31,				Decrease in Operating Loss
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues

Revenues	$42,805	100%	$41,473	100%	$1,332
Direct operating expenses (excluding depreciation and amortization)	34,580	81%	39,272	95%	4,692
Selling, general and administrative expenses	15,909	37%	16,155	39%	246
Depreciation and amortization	2,314	5%	2,331	6%	17

Operating loss	$(9,998)	-23%	$(16,285)	-39%	$6,287

The following is a reconciliation of operating loss to AOCF:

	Three Months Ended March 31,		Increase (Decrease) in AOCF
	2011	2010
Operating loss	$(9,998)	$(16,285)	$6,287
Share-based compensation	902	1,241	(339)
Depreciation and amortization	2,314	2,331	(17)

AOCF	$(6,782)	$(12,713)	$5,931

Revenues

Revenues for the three months ended March 31, 2011 increased $1,332, or 3%, to $42,805 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in event-related revenues at the Beacon Theatre	$3,832
Increase in event-related revenues at The Garden and The Theater at Madison Square Garden, excluding Wintuk, primarily driven by additional events at The Theater at Madison Square Garden	1,072
Decrease in revenues from the presentation of Wintuk, primarily due to the decrease in the number of scheduled performances	(1,130)
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, primarily due to the decrease in the number of events	(1,537)
Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	(2,170)
Other net increases primarily due to higher venue related sponsorship and signage revenues	1,265

$1,332

The increase in event-related revenues at the Beacon Theatre reflects more events held at the venue during the three months ended March 31, 2011 as compared to the comparable period of the prior year. The Company utilized the Beacon Theatre during the first quarter of 2010 to rehearse the Banana Shpeel production.

The decrease in revenues from the Radio City Christmas Spectacular franchise, which includes the New York edition of the show as well as shows outside of the New York area, was driven by fewer scheduled performances as there were performances in January 2010, while none took place in January 2011.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2011 decreased $4,692, or 12%, to $34,580 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in direct operating expenses related to the presentation of the Radio City Christmas Spectacular franchise	$(4,672)
Decrease in direct operating expenses associated with the presentation of Wintuk, primarily due to the decrease in the number of performances	(1,449)
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular, primarily due to the decrease in the number of events	(915)
Increase in event-related expenses at the Beacon Theatre primarily due to an increase in the number of events	2,029
Other net increases	315

$(4,692)

The decrease in direct operating expenses related to the Radio City Christmas Spectacular franchise primarily relates to fewer scheduled performances in the first quarter of 2011 as compared to the comparable period of the prior year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2011 decreased $246, or 2%, to $15,909 as compared to the comparable period of the prior year.

AOCF

AOCF loss improved for the three months ended March 31, 2011 as compared to the comparable period of the prior year by $5,931, or 47%, to a loss of $6,782 primarily due to a decrease in direct operating expenses, mainly attributable to those associated with 2010 productions, as discussed above.

MSG Sports

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Sports segment.

	Three Months Ended March 31,				(Increase)
	2011		2010		Decrease in
	Amount	% of Revenues	Amount	% of Revenues	Operating Loss
Revenues	$157,739	100%	$142,663	100%	$15,076
Direct operating expenses (excluding depreciation and amortization)	127,806	81%	116,823	82%	(10,983)
Selling, general and administrative expenses	27,154	17%	23,299	16%	(3,855)
Depreciation and amortization	2,650	2%	2,607	2%	(43)

Operating income (loss)	$129	NM	$(66)	NM	$195

NM – Percentage is not meaningful

The following is a reconciliation of operating income (loss) to AOCF:

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	in AOCF
Operating income (loss)	$129	$(66)	$195
Share-based compensation	761	866	(105)
Depreciation and amortization	2,650	2,607	43

AOCF	$3,540	$3,407	$133

Revenues

Revenues for the three months ended March 31, 2011 increased $15,076, or 11%, to 157,739 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in professional sports teams’ food, beverage and merchandise sales	$3,302
Increase in professional sports teams’ regular season ticket related revenue	3,185
Increase in event-related revenues from other live sporting events	3,031
Increase in professional sports teams’ sponsorship and signage revenues	1,938
Increase in suite rental fee revenue	1,858
Increase in revenues from NHL and NBA distributions	1,245
Other net increases	517

$15,076

Event-related revenues from other live sporting events include ticket related revenues, venue license fees we charge to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2011 increased $10,983, or 9%, to $127,806 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$3,452
Increase in team personnel compensation, net of insurance recoveries	2,160
Increase in expenses associated with other live sporting events	1,517
Increase in professional sports teams’ expenses associated with food, beverage and merchandise sales	1,384
Increase due to higher net provision for NBA luxury tax (excluding the impact of certain team personnel transactions) of $1,428, partly offset by lower net provision for NHL revenue sharing (excluding playoffs) of $(171)	1,257
Increase in other team operating expenses	882
Other net increases	331

$10,983

Increase in team personnel compensation for the three months ended March 31, 2011, as compared to the comparable period of the prior year, includes the impact of $7,320 in insurance recoveries related to non season-ending player injuries in the first quarter of 2010. There were no insurance recoveries related to non season-ending player injuries in the first quarter of 2011.

Net provisions for certain team personnel transactions (including the impact of NBA luxury tax), NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs) were as follows:

	Three Months Ended March 31,
	2011	2010	Increase
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$9,675	$6,223	$3,452
Net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs)	726	(531)	1,257

Team personnel transactions for the three months ended March 31, 2011 reflect provisions recorded for player trades and a player waiver of $4,393 and $3,096, respectively, and season-ending player injuries of $2,186. Team personnel transactions for the three months ended March 31, 2010 reflect provisions recorded for a player waiver of $4,748 and season-ending player injuries of $1,475, which is net of insurance recoveries of $820. The cost of these transactions are recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.

The increase in the net provision for NBA luxury tax (excluding the impact of certain team personnel transactions) for the three months ended March 31, 2011 as compared to the comparable period of the prior year was primarily due to the Knicks recording a modest provision for a league-wide player escrow shortfall in the first quarter of 2011 versus recording a league distribution of player escrowed amounts in the first quarter of 2010. In addition, the gross luxury tax associated with the active rosters declined in the first quarter of 2011 as compared to the comparable period of the prior year as the Company will not be a gross luxury tax payer for the 2010-11 season and expects to receive a share of luxury tax proceeds from tax-paying teams.

The decrease in the net provision for NHL revenue sharing (excluding playoffs) for the three months ended March 31, 2011 as compared to the comparable period of the prior year is based primarily on estimates of the Rangers’ and league-wide revenues at the end of the season.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2011 increased $3,855, or 17%, to $27,154, as compared to the comparable period of the prior year. The net increase is primarily attributable to the increase in employee compensation and related benefits and marketing related costs.

AOCF

AOCF for the three months ended March 31, 2011 increased $133, or 4%, to $3,540, as compared to the comparable period of the prior year. The increase was primarily due to an increase in revenues offset by higher direct operating expenses and, to a lesser extent, an increase in selling, general and administrative expenses, as discussed above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $375,000 credit agreement with a syndicate of lenders, that we refer to as the “Credit Agreement,” providing for a senior secured revolving credit facility that we refer to as the “Revolving Credit Facility” (see “Financing Agreements” below.) Our principal uses of cash include capital spending, working capital-related items and investments that we may fund from time to time. The decision of the Company as to the use of its available liquidity will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.

We are currently pursuing a major renovation of The Garden, which we refer to as the Transformation. In order to most efficiently and effectively complete the Transformation, it will remain a year-round project. Our goal is to minimize disruption to current operations and, to achieve this, we plan for The Garden to remain open for the Knicks’ and Rangers’ regular seasons and playoffs. We have now closed The Garden and The Theater at Madison Square Garden for the off-season following the Knicks’ and Rangers’ playoffs and we plan to close The Garden and The Theater at Madison Square Garden after the conclusion of the Knicks’ and Rangers’ seasons, including any playoffs, in the 2012 and 2013 calendar years. The outcome of the Knicks’ and Rangers’ seasons will determine when the venues will close. Given that we cannot know in advance when those seasons will end, we are generally not booking live entertainment or other sporting events from a period commencing in April and ending in October. We are also currently not planning to host pre-season Rangers’ games in 2011 at The Garden. While we seek to minimize disruptions during the Transformation, including scheduling events at other venues or to other times of the year when The Garden or The Theater at Madison Square Garden will be open, we do not expect to be able to reschedule all events that would otherwise have occurred during the shutdowns. Consequently, we expect to lose revenues as a result of this schedule.

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

As we begin the transformation of the lower bowl of The Garden, with the help of our project manager, construction manager and architect, we continue to refine our near-term construction phasing. For example, we accelerated portions of the construction work, previously planned for this off-season, earlier into calendar 2011 while the building was still in use for events. While this initiative increases overall project costs, we believe it was advisable to accelerate work where we could do so, given the complexity of the project and the benefits of reducing some scheduling pressure on our off-season months. We were able to accomplish this effort while minimizing disruption to our customers. In addition to shifting forward portions of the construction work, we have entered into our first off-season shutdown, after which we will gain important experience and knowledge related to the project. While we have previously provided a range of projected construction costs for the Transformation project, we believe it would be imprudent and premature to provide an estimate at this time. Rather, for planning and liquidity purposes, and to be prudent and cautious, we are factoring in a reserve, which may or may not be entirely necessary, that is 15% above the high-end of the previously provided cost range of $850,000.

The Transformation project remains within our overall expectations. Our schedule for opening the lower and upper bowls, as well as the other elements in the transformed arena, has not changed. Construction costs for the Transformation project incurred through March 31, 2011 were approximately $222,000 of which approximately $51,000 was incurred in 2011. We continue to believe that we will have sufficient liquidity to fund the Transformation project from cash on hand, cash flows from operations and, if necessary, our Revolving Credit Facility.

As with any major renovation project, the Transformation is subject to potential unexpected delays, costs or other problems. Depending upon the severity and timing, such events could materially and negatively affect our business, results of operations and cash flows.

We have assessed the implications of the recent volatility in the capital and credit markets on our ability to meet our net funding and investing requirements over the next twelve months and we believe that the combination of cash and cash equivalents on hand, cash generated from operating activities and borrowing availability under our Revolving Credit Facility should provide us with sufficient liquidity. However, market disruptions could cause broader economic downturns, which may lead to lower demand for our offerings, such as lower levels of attendance or advertising. These economic events could adversely impact our results of operations and our cash flows and might require that we seek alternative sources of funding.

Financing Agreements

Revolving Credit Facility

On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into the Credit Agreement. The proceeds of borrowings under the facility are available for working capital and capital expenditures, including but not limited to the Transformation, and for general corporate purposes. The Credit Agreement and related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of March 31, 2011, there was $6,900 in letters of credit issued under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of March 31, 2011 was $368,100.

Borrowings under the Revolving Credit Facility bear interest at a floating rate which, at the option of MSG L.P., may be either 2.5% over a U.S. Federal Funds Rate or U.S. Prime Rate, or 3.5% over an adjusted LIBOR rate. Accordingly, we will be subject to interest rate risk with respect to any borrowings we may make under that facility. In appropriate circumstances, we may seek to reduce this exposure through the use of interest rate swaps or similar instruments. Upon a payment default in respect of principal, interest or other amounts due and payable under the Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum.

The Revolving Credit Facility requires MSG L.P. to pay a commitment fee of 0.75% in respect of the average daily unused commitments thereunder. MSG L.P. is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Revolving Credit Facility.

The Credit Agreement requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of March 31, 2011, the Company was in compliance with the financial covenants in the Credit Agreement.

Advances to Cablevision

On March 23, 2010, a subsidiary of Cablevision repaid to the Company the entire principal balance of a $190,000 non-amortizing promissory note due June 30, 2010 along with $914 of interest, that accrued at the rate of 3.25% per annum, and without prepayment penalty. The promissory note was executed on January 28, 2010 to replace the non-interest bearing advance owed to the Company by the same subsidiary of Cablevision that was outstanding as of December 31, 2009.

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

Cash Flow Discussion

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 increased by $4,174 to $3,100 as compared to the comparable period of the prior year. This increase was driven primarily by an increase of $4,233 resulting from changes in assets and liabilities.

The increase in changes in assets and liabilities was primarily due to increases during the three months ended March 31, 2011 in the net receivable due from Cablevision and prepaid expenses and other assets of $2,303 and $1,695, respectively, as compared to increases of $16,414 and $7,317, respectively, during the comparable period of the prior year, as well as a decrease of $22,169 in deferred revenue during the three months ended March 31, 2011, as compared to a decrease of $33,693 during the comparable period of the prior year.

The changes in assets and liabilities described above were partially offset by increases during the three months ended March 31, 2011 in accounts receivable, net and accrued and other liabilities of $5,536 and $4,231, respectively, as compared to a decrease of $3,739 and an increase of $10,192 during the comparable period of the prior year, as well as a decrease in deferred income taxes of $7,656 during the three months ended March 31, 2011, as compared to an increase of $4,132 during the comparable period of the prior year.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 increased by $21,869 to $43,215 as compared to the comparable period of the prior year primarily driven by an increase in capital expenditures associated with the Transformation.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2011 was $3,566 as compared to $180,251 of net cash provided by financing activities for the three months ended March 31, 2010. The change is primarily driven by the 2010 receipt of the principal balance of a $190,000 promissory note due from a subsidiary of Cablevision.

Critical Accounting Policies

The following critical accounting policy discussion has been included to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the three months ended March 31, 2011. Accordingly, we have not repeated herein a discussion of the Company’s other critical accounting policies as set forth in our 2010 Annual Report on Form 10-K.

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

The goodwill balance as of March 31, 2011 by reportable segment is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187

$742,492

During the first quarter of 2011, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.

Identifiable Indefinite-Lived Intangible Assets

Identifiable indefinite-lived intangible assets are tested annually for impairment during the first quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2011 by reportable segment:

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

During the first quarter of 2011, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there was no impairment identified.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures referred to in paragraph 4(c) of their certifications included as exhibits to this report were effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In March 2008, a lawsuit was filed in the United States District Court for the Southern District of New York against MSG L.P. arising out of a January 23, 2007 automobile accident involving an individual who was allegedly drinking at several different establishments prior to the accident, allegedly including an event at The Garden. The plaintiffs filed suit against MSG L.P., the driver, and a New York City bar, asserting claims under the New York Dram Shop Act and seeking unspecified compensatory and punitive damages. On April 13, 2011, the claims against the Company were resolved directly by our insurers and dismissed with prejudice, without any payment by the Company to the plaintiffs.

In addition to the matter discussed above, the Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 3, 2011	220,671	$29.71	N/A	N/A

In March 2011, certain shares of the Company’s Class A Common Stock that were restricted on the same basis as underlying Cablevision restricted shares and issued to employees of the Company and Cablevision at the Distribution vested. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes of approximately $6.6 million, 220,671 of these shares were surrendered to the Company. The 220,671 acquired shares have been classified as treasury stock.

Item 5. Other Information

Effective May 5, 2011, Madison Square Garden, Inc. (the “Company”) changed its name from Madison Square Garden, Inc. to The Madison Square Garden Company. A copy of the Certificate of Ownership and Merger merging The Madison Square Garden Company with and into Madison Square Garden, Inc. changing the Company’s name to The Madison Square Garden Company is attached hereto as Exhibit 3.1. A copy of the Amended By-Laws of the Company reflecting the name change from Madison Square Garden, Inc. to The Madison Square Garden Company is attached as Exhibit 3.2.

Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Ownership and Merger merging The Madison Square Garden Company With and Into Madison Square Garden, Inc.
3.2	Amended By-Laws of The Madison Square Garden Company.
10.1	Amendment No. 1 to the Credit Agreement dated as of April 15, 2011 among Madison Square Garden, L.P., the Guarantors (as defined in the Credit Agreement), the banks, financial institutions and other institutional lenders parties to the Credit Agreement and JPMorgan Chase Bank, National Association, as agent for the Lenders.
31.1	Certification of Hank J. Ratner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert M. Pollichino pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Hank J. Ratner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert M. Pollichino pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of May, 2011.

The Madison Square Garden Company

By:	/s/ Robert M. Pollichino
Name:	Robert M. Pollichino
Title:	Executive Vice President and Chief Financial Officer