Form 10-K/A
period 2010-12-31
Madison Square Garden Co
filed 2011-08-08
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-34434	The Madison Square Garden Company Delaware Two Penn Plaza New York, NY 10121 (212) 465-6000	27-0624498

Securities registered pursuant to Section 12(b) of the Act:	Name of each Exchange on which Registered:
Title of each class:

Class A Common Stock	The NASDAQ Stock Market LLC

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

Large accelerated ☐ filer	Accelerated ☐ filer	Non-accelerated ☒ filer	Smaller reporting ☐ company

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

Number of shares of common stock outstanding as of July 29, 2011:

Class A Common Stock – 62,077,034

Class B Common Stock – 13,588,555

Documents incorporated by reference – None in this Amendment No. 2 on Form 10-K/A.

1

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends the Annual Report on Form 10-K of The Madison Square Garden Company (the “Company”) for the fiscal year ended December 31, 2010, originally filed with the Securities Exchange Commission (the “SEC”) on March 4, 2011 (the “Original Filing”), as amended in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, as filed with the SEC on April 1, 2011 (the “Amendment No. 1”). The amendments are in response to comments on the Original Filing and the Amendment No. 1 provided by the SEC Staff.

The Company is amending the disclosure included in Part II, Item 9A of the Original Filing to include a statement of management’s conclusion that the Company maintained effective internal control over financial reporting as of December 31, 2010. The conclusion had been inadvertently omitted from the Original Filing. Prior to the Original Filing, the Company had conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010. Furthermore, as described in the Report of Independent Registered Public Accounting Firm on pages F-1 and F-2 of the Original Filing, KPMG LLP had also concluded that the Company had “maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010.”

The Company is also amending the disclosure included in Part III, Item 11 to (i) provide additional information regarding performance targets, achievement thereof and individual performances relating to annual cash incentive awards and restricted stock unit grants, and (ii) provide revised restricted stock and restricted stock unit award values in the Summary Compensation Table and Grants of Plan-Based Awards Table using FASB ASC Topic 718 methodology.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Pursuant to Rule 12b-15 under the Exchange Act, Item 9A and Item 11 have been amended and restated. Other than as described above, no other changes have been made to those Items and no changes have been made to other Items included in the Original Filing and this Amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. A copy of the Original Filing and this Amendment may be obtained free of charge by writing to The Madison Square Garden Company, Two Penn Plaza, New York, NY 10121; Attention: Corporate Secretary.

PART II

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

PART III

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

Overview of Executive Compensation Program

Our executive compensation program is administered by our Compensation Committee. The responsibilities of the Compensation Committee are set forth in its charter. Among other responsibilities, the Compensation Committee (1) establishes our general compensation philosophy and, in consultation with management, oversees the development and implementation of compensation programs; (2) reviews and approves corporate goals and objectives relevant to the compensation of our executive officers, evaluates their performance in light of those goals and objectives and determines and approves their respective compensation level based on this evaluation; (3) oversees the activities of the committee or committees administering our retirement plans; and (4) administers our stockholder-approved compensation plans. For more information about the Compensation Committee, please see “Directors, Executive Officers and Corporate Governance — Our Directors — Board Committees — Compensation Committee.”

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

Executive Compensation Program Objectives and Philosophy

The Company is a fully integrated sports, entertainment and media business comprised of dynamic and powerful brands. Madison Square Garden’s business grew from the legendary venue widely known as “The World’s Most Famous Arena.”

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

The payment of annual incentive awards under the CIP is conditioned upon the satisfaction of one or more performance objectives established by the Compensation Committee. Any such performance objective is subject to various adjustments such as for acquisitions and dispositions and investments in new venues or business ventures. The performance metrics were designed to achieve tax deductibility under Code Section 162(m). Upon achievement of the performance objective(s), each NEO would be eligible to receive payment of an annual incentive bonus equal to the lesser of $10 million and two times the executive’s target bonus, subject to the Compensation Committee’s discretion to reduce the award. In general, under the CIP, regardless of whether the Company achieves, exceeds or fails to achieve its target performance objective(s), the Compensation Committee has the discretion only to decrease bonuses if the Company wishes to preserve the Code Section 162(m) deduction. With respect to 2010, the Compensation Committee certified the awards as achieved by virtue of the 2010 AOCF of the business units ($229.1 million) exceeding 90% of the 2009 AOCF of the business units (the 90% target was $125.8 million). AOCF of the Company’s business units is based upon the AOCF of the Company’s reporting segments less the cost of the Company’s long term incentive program that is included as an expense of the segments. The Compensation Committee applied negative discretion under the CIP to bring payouts generally in line with calculated payouts under the MPIP for individuals who hold corporate positions (as described below), with two adjustments based on individual performance. When applying negative discretion under the Company’s CIP, the Compensation Committee reduced the annual cash bonuses payable to Messrs. Pollichino and Burian to amounts that were higher than they would otherwise have been if they had been reduced on the same basis as the annual bonuses of the other NEOs. This treatment of the awards to Messrs. Pollichino and Burian was based upon senior management’s recommendation that the personal performance of Messrs. Pollichino and Burian warranted a smaller discretionary reduction because of the extraordinary efforts and achievements of those individuals during 2010 in causing the Company’s finance and legal functions, respectively, to undertake the changes necessitated as a result of the Company becoming a public reporting company. In March 2011, the 2010 annual bonuses were paid by the Company to the NEOs as follows: Mr. Dolan — $1,154,688; Mr. Ratner — $2,771,253; Mr. Pollichino — $589,591; Mr. Burian — $476,579 and Mr. Yospe — $235,980.

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

Long-term Incentives

Our executive compensation program is designed to achieve the objectives described above under “— Executive Compensation Program Objectives and Philosophy.” Our core long-term incentive program in 2010 consisted of two elements: restricted stock units and cash performance awards. These long-term incentives were awarded to members of management based upon each individual’s grade level and delivered as follows:

—	40% of the value of their long-term incentive awards in restricted stock units; and

—	60% of the value of their long-term incentive awards in cash performance awards.

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

Restricted Stock Units

Under our executive compensation program, annual long-term incentive grants of restricted stock units are made to executive officers and certain other members of management pursuant to the Company’s 2010 Employee Stock Plan (the “Equity Plan”). If the recipient remains employed by the Company through the date that the restrictions lapse, an award of a restricted stock unit will be settled in a share of Class A common stock or, at the Compensation Committee’s discretion, in a cash amount equal to the value of one share of Class A common stock as of the date such restrictions lapse. Under the current executive compensation program, restricted stock unit awards will cliff vest on the third anniversary of the date of grant so long as the recipient is continuously employed until such date. The restricted stock units granted to the NEOs also include a performance condition designed to achieve tax deductibility under Code Section 162(m). In March 2010, the Compensation Committee approved the following awards of restricted stock units to the NEOs: Mr. Dolan — 35,000 units; Mr. Ratner — 107,800 units; Mr. Pollichino — 19,000 units; Mr. Burian — 12,000 units and Mr. Yospe — 8,200 units. Such 2010 restricted stock units will vest in March 2013, as long as the recipient is continuously employed until such date. The performance objectives with respect to those awards required the AOCF of the Company’s business units in any of 2010, 2011 or 2012 to exceed 90% of 2009 AOCF of the business units. The Compensation Committee certified the awards as achieved by virtue of the 2010 AOCF of the business units ($229.1 million) exceeding 90% of the 2009 AOCF of the business units (the 90% target was $125.8 million). AOCF of the Company’s business units is based upon the AOCF of the Company’s reporting segments less the cost of the Company’s long term incentive program that is included as an expense of the segments. Additional information regarding restricted stock unit awards for the NEOs in 2010 is set forth in the Summary Compensation Table and the Grants of Plan-Based Awards table under “Executive Compensation Tables” below. More information regarding other equity grants for the NEOs appears in the Outstanding Equity Awards at Fiscal Year-End table under “Executive Compensation Tables” below.

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

The Cablevision deferred compensation awards granted to Messrs. Pollichino and Burian contemplate an initial award amount for each recipient of $500,000. Each year, on the anniversary date of the award, the award amount grows by an additional amount equal to the lesser of 20% of the individual’s annual base salary in effect at that time and $150,000. In addition, the award amount is increased by quarterly interest, at an annual interest rate equal to the average of the one-year LIBOR fixed-rate equivalent for the 10 business days immediately preceding October 1st of each year. The deferred compensation award is paid in installments: 50% of the then current award amount was paid on the fifth anniversary of the effective date of the award (October 2009 for Messrs. Pollichino and Burian), and the balance of the then-current award amount is payable on the seventh anniversary of the effective date (October 2011 for Messrs. Pollichino and Burian), so long as the recipient continues to be employed by the Company or one of its respective affiliates. For 2010, information regarding the Cablevision deferred compensation awards of Messrs. Pollichino and Burian is set forth in the Summary Compensation Table.

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

Name and Principal Position	Year	Salary ($)(1)	Bonus(2) ($)	Stock Awards ($)(3)	Options Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation	Total ($)
James L. Dolan Executive Chairman	2010 2009 (8)	440,385 1,872,000	— 717,616	766,500 1,731,584	— 2,991,067	1,154,688 8,457,281	35,231 215,020	15,519 1,159,092	2,412,323 17,143,660

Hank J. Ratner President and Chief Officer	2010 2009(8)	1,056,923 1,638,000	— 717,616	7,551,120 1,546,240	— 2,669,803	2,771,253 7,968,083	73,985 167,823	89,640 1,450,631	11,542,921 16,158,196
Robert M. Pollichino Executive Vice President and Chief Financial Officer	2010 2009(8)	685,979 582,400	— 599,665	416,100 194,560	— —	817,591 692,750	160,697 30,002	169,995 178,465	2,250,362 2,277,842
Lawrence J. Burian Executive Vice President, General Counsel and Secretary	2010 2009(9)	542,308	—	262,800	—	729,959	35,327	142,650	1,713,044
Joseph F. Yospe Senior Vice President, and Controller	2010 2009(9)	332,308	—	179,580	—	235,980	—	7,175	755,043

(1)	For 2010, salaries paid to the NEOs accounted for approximately the following percentages of their total compensation: Mr. Dolan — 19%; Mr. Ratner — 10%; Mr. Pollichino — 31%; Mr. Burian — 32%; and Mr. Yospe — 45%. For Messrs. Dolan and Ratner, these salary amounts represent the base salaries paid to them by the Company from the Distribution Date through December 31, 2010. For the period from January 1, 2010 through the day prior to the Distribution Date, Messrs. Dolan and Ratner received a base salary from Cablevision, which will be disclosed in Cablevision’s publicly-filed proxy statement. For Mr. Burian, this salary amount represents the base salary paid to him by the Company from February 1, 2010 through December 31, 2010. For the period from January 1, 2010 through January 31, 2010, Mr. Burian received $52,236 in base salary from Cablevision. For Mr. Pollichino, this amount represents the base salary paid to him by the Company from January 1, 2010 through December 31, 2010. For Mr. Yospe, this amount represents the base salary paid to him by the Company from his hire date, February 26, 2010, through December 31, 2010.

(2)	For 2009 figures, this column reflects the portion of the deferred compensation award paid by Cablevision on the fifth anniversary of such award in accordance with its terms. For more information regarding the deferred compensation award, see “Compensation Discussion and Analysis — Elements of In-Service Compensation — Outstanding Awards.”

(3)	For 2010 figures, this column reflects the aggregate grant date fair value of Company restricted stock awards and restricted stock units granted to the executives computed in accordance with FASB ASC Topic 718. In addition, Company common stock was issued as dividends in respect of outstanding Cablevision restricted stock awards held as of the Distribution. Such Company common stock is restricted on the same basis as underlying Cablevision restricted stock awards. Such Distribution-related shares held by certain of the NEOs are not reflected in this table, but are included in the Outstanding Equity Awards at Fiscal Year End table and the Options Exercised and Stock Vested table. For a further discussion of Distribution-related equity awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(4)	For 2009 figures, this column reflects the aggregate grant date fair value of Cablevision option awards granted in 2009 computed in accordance with FASB ASC Topic 718. In 2010, upon the Distribution, the Company issued stock options and stock appreciation rights in connection with then-outstanding Cablevision stock options and stock appreciation rights. Such Distribution-related options and rights are not reflected in this table, but are included in the Outstanding Equity Awards at Fiscal Year End table and the Options Exercised and Stock Vested table. For a further discussion of Distribution-related equity awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(5)	For 2010 figures, this column reflects the annual incentive award earned by each individual in 2010 and paid in March 2011. Mr. Burian’s bonus includes $34,500 funded by Cablevision for the period of 2010 during which Mr. Burian was a Cablevision employee. In addition, with respect to Messrs. Pollichino and Burian, this column includes the following long-term performance awards granted by Cablevision in 2008, and earned in 2010 as follows: Mr. Pollichino: — $228,000 and Mr. Burian: — $218,880. Pursuant to the Company’s Distribution-related agreements with Cablevision, the Company assumed the full liability related to such awards, but Cablevision funded to the Company $145,334, a pro rata portion of Mr. Burian’s award reflecting the portion of performance period occurring prior to February 1, 2010, Mr. Burian’s start date with the Company. The performance awards granted by Cablevision to Messrs. Dolan and Ratner in 2008 were not assumed by the Company and remain a liability of Cablevision. For a further discussion of the treatment of the Cablevision long-term performance awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

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

(7)	The table below shows the components of this column:

Name	Year	401(k) Plan Match (a)	Excess Savings Plan Match (a)	Life Insurance Premiums (b)	Deferred Compensation Awards (c)	Prequisites (d)	Total
James L. Dolan	2010	—	$15,519	—	—	—	$15,519
Hank J. Ratner	2010	$546	$31,739	$3,456	—	$53,899	$89,640
Robert M. Pollichino	2010	$6,848	$13,866	$2,106	$147,175	—	$169,995
Lawrence J. Burian	2010	$2,934	$11,769	$1,728	$126,219	—	$142,650
Joseph F. Yospe	2010	$6,023	—	$1,152	—	—	$7,175

(a)	These columns represent, for each individual, a matching contribution by the Company on behalf of such individual under MSG’s 401(k) Plan or Excess Savings Plan, as applicable.

(b)	This column represents amounts paid for each of Messrs. Ratner, Pollichino, Burian and Yospe to participate in the Company’s group life insurance program.

(c)	This column represents amounts credited pursuant to the deferred compensation awards issued by Cablevision to each of Messrs. Pollichino and Burian by Cablevision in 2004. Pursuant to the Company’s Distribution-related agreements with Cablevision, the Company assumed the ongoing liabilities related to these awards, and Cablevision funded to the Company a pro rata portion of Mr. Burian’s award reflecting the portion that had accrued prior to February 1, 2010. The amounts allocated in 2010 on behalf of Messrs. Pollichino and Burian represent a notional contribution of $140,000 and $120,000, respectively, and notional interest of $7,175 and $6,219, respectively. For more information regarding these deferred compensation awards, see “Compensation Discussion and Analysis — Elements of In-Service Compensation — Outstanding Awards.”

(d)	This column represents, for the NEOs, the following aggregate estimated perquisites, as described in the table below. For more information regarding the calculation of these perquisites, please see “Compensation Discussion and Analysis — Elements of In-Service Compensation — Perquisites.”

Name	Year	Car and Driver(I)	Aircraft (II)	Other	Total
James L. Dolan	2010	*	*	*	*
Hank J. Ratner	2010	$3,026	$50,873	—	$53,899
Robert M. Pollichino	2010	*	*	*	*
Lawrence J. Burian	2010	*	*	*	*
Joseph F. Yospe	2010	*	*	*	*

*	The aggregate estimated value of the perquisites in 2010 for the individual is less than $10,000.

(I)	The amounts in this table reflect the incremental cost to the Company of personal use of cars and drivers. Incremental cost is determined as the actual costs incurred by the Company.

(II)	As discussed under “Compensation Discussion and Analysis — Elements of In-Service Compensation — Perquisites — Aircraft Arrangements,” the amounts in the table reflect the incremental cost to the Company of personal use of Cablevision’s helicopters (which the Company uses pursuant to its time sharing arrangement with a Cablevision subsidiary, see “Relationship Between Cablevision and Us — Aircraft Arrangements” below). Incremental cost is determined as the actual costs incurred by the Company.

(8)	This row represents historical Cablevision information. The information has been provided by, or derived from information provided by, Cablevision. All of the information set forth for year 2009 reflects compensation earned during 2009 based upon services rendered to Cablevision and its subsidiaries (including Madison Square Garden, L.P.) by our Executive Chairman and our President and Chief Executive Officer, and is based upon services rendered to Madison Square Garden, L.P. while a subsidiary of Cablevision by our Executive Vice President and Chief Financial Officer. The services rendered by these executives in 2009 while a subsidiary of Cablevision were in capacities not equivalent to the positions in which they serve the Company or our subsidiaries. We understand that the information as to stock awards and option awards reflects the aggregate grant date fair value of the awards, computed in accordance with FASB ASC Topic 718.

(9)	Mr. Burian was elected Executive Vice President, General Counsel and Secretary of the Company on January 12, 2010 and commenced employment with the Company on February 1, 2010, and Mr. Yospe was elected Senior Vice President, Controller and Principal Accounting Officer of the Company on February 26, 2010.

Grants of Plan-Based Awards

The table below presents information regarding awards granted in 2010 to each NEO under the Company’s plans, including estimated possible and future payouts under non-equity incentive plan awards and equity incentive plan awards of restricted stock units, restricted stock and stock options.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(#)		All Other Option Awards: Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Year	Grant Date	Threshold ($)	Target($)	Maximum($)
James L. Dolan	2010	3/29/10(2)		1,000,000	2,000,000
	2010	3/29/10(3)	945,000	1,050,000	1,155,000
	2010	3/29/10(4)				35,000				766,500
Hank J. Ratner	2010	3/29/10 (2)		2,400,000	4,800,000
	2010	3/29/10 (3)	2,916,000	3,240,000	3,564,000
	2010	3/29/10				344,800	(5)			7,551,120
Robert M. Pollichino	2010	3/5/09(2)		420,000	840,000
	2010	3/5/09(3)	513,000	570,000	627,000
	2010	3/5/09(4)				19,000				416,100
Lawrence J. Burian	2010	3/29/10(2)		360,000	720,000
	2010	3/29/10(3)	324,000	360,000	396,000
	2010	3/29/10(4)				12,000				262,800
Joseph F. Yospe	2010	3/29/10 (2)		180,000	360,000
	2010	3/29/10 (3)	221,400	246,000	270,600
	2010	3/29/10(4)				8,200				179,580

(1)	This column reflects the aggregate grant date fair value of the restricted stock unit awards granted to each NEO in 2010 and, in the case of Mr. Ratner, the restricted stock award granted in 2010, without any reduction for risk of forfeiture, as calculated under ASC Topic 718 on the date of grant.

(2)	This row reflects the possible payouts with respect to grants of annual incentive awards under the Company’s CIP for performance in 2010. Each of the executives is assigned a target bonus which is a percentage of the executive’s annual base salary; there is no threshold amount for annual incentive awards. Under the terms of the awards, upon the achievement of the relevant performance targets, each NEO is eligible to receive an annual incentive award equal to the lesser of $10,000,000 or two times the executive’s target bonus, subject to the Compensation Committee’s discretion to reduce the award. The amounts of annual incentive awards actually paid in 2011 for performance in 2010 are disclosed in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above. For more information regarding the terms of these annual incentive awards, please see “Compensation Discussion and Analysis — Elements of In-Service Compensation — Annual Cash Incentives.”

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

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested($)(1)
James L. Dolan						105,575(4)	2,721,724
	41,666			7.49	6/25/2013
	30,000			7.27	10/1/2014
	15,000			10.78	11/8/2015
	18,600			10.78	10/1/2014
	30,000			10.78	11/8/2015
	66,000			14.25	06/05/2016
	75,258(2)	150,517(2)		7.12	09/05/2014

Hank J. Ratner						407,825(5)	10,513,729
	8,333			7.27	10/01/2014
	16,666			10.78	11/08/2015
	12,500			10.78	11/08/2015
	15,500			10.78	10/01/2014
	55,000			14.25	06/05/2016
	67,175(3)	134,350(3)		7.12	09/05/2014

Robert M. Pollichino(7)						26,125(4)	673,503
	1,875			7.27	10/01/2014
	2,000			10.78	11/08/2015

Lawrence J. Burian (7)						18,850(4)	485,953
	500			7.27	10/01/2014
	1,000			10.78	11/08/2015

Joseph F. Yospe						8,200(6)	211,396

(1)	Calculated using the closing price of Class A common stock on NASDAQ on December 31, 2010 of $25.78 per share.

(2)	225,775 Company stock options were granted to Mr. Dolan in connection with the Distribution with respect to a March 5, 2009 award of Cablevision stock options. Such Company stock options vest in three equal installments on each of March 5, 2010, March 5, 2011, and March 5, 2012. For a further discussion on Distribution-related equity awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(3)	201,525 Company stock options were granted to Mr. Ratner in connection with the Distribution with respect to a March 5, 2009 award of Cablevision stock options. Such Company stock options vest in three equal installments on each of March 5, 2010, March 5, 2011, and March 5, 2012. For a further discussion on Distribution-related equity awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(4)	With respect to Messrs. Dolan, Pollichino and Burian, the total in this column represents both restricted stock units granted as a long-term incentive award in March 2010, and Distribution-related shares issued as dividends on outstanding Cablevision restricted stock awards. With respect to each such individual, as of December 31, 2010: Mr. Dolan has 35,000 outstanding Company restricted stock units and 70,575 outstanding Distribution-related shares; Mr. Pollichino has 19,000 outstanding Company restricted stock units and 7,125 outstanding Distribution-related shares; and Mr. Burian has 12,000 outstanding Company restricted stock units and 6,850 outstanding Distribution-related shares. For a further discussion of Distribution-related equity awards, see “— Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(5)	With respect to Mr. Ratner, the total in this column represents an award of 107,800 restricted stock units granted as a long-term incentive award in March 2010, a special one-time award of 118,500 restricted stock units and 118,500 shares of restricted stock granted in March 2010, and 63,025 Distribution-related shares issued as dividends on outstanding Cablevision restricted stock awards. For a further discussion of Distribution-related equity awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(6)	With respect to Mr. Yospe, the total in this column represents an award of 8,200 restricted stock units granted by the Compensation Committee as an annual long-term incentive award in March 2010.

(7)	As discussed in greater detail under “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards,” Messrs. Pollichino and Burian hold certain Cablevision equity-based awards which, following the Distribution, are subject to continued employment by the Company. As of December 31, 2010, (i) Robert M. Pollichino held 15,500 Cablevision stock options (all of which were vested), and 28,500 shares of Cablevision restricted stock; and (ii) Lawrence J. Burian held 6,000 Cablevision stock options (all of which were vested), and 27,400 shares of Cablevision restricted stock. Outstanding Cablevision equity-based awards held by Messrs. Dolan and Ratner are subject to their respective continued employment by Cablevision.

Option Exercises and Stock Vested

The table below shows stock option exercises during 2010 and restricted stock awards that vested during 2010.

	Option Exercises		Restricted Stock
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting ($)(2)
James L. Dolan	—	—	25,375	520,188

Hank J. Ratner (3)	5,954	106,577(4)	22,650	464,325

Robert M. Pollichino	—	—	2,150	44,075

Lawrence J. Burian	—	—	2,050	42,025

Joseph F. Yospe	—	—	—	—

(1)	This column represents Distribution-related shares of Company stock issued as a dividend on Cablevision restricted shares granted in March 2007. The restrictions on such Distribution-related shares lapsed in March 2010. For a more detailed discussion of Distribution-related equity awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(2)	Calculated using the closing price (per share) of the Class A common stock on NASDAQ on March 2, 2010, the vesting date.

(3)	In connection with the Distribution, Mr. Ratner received 5,954.5 stock appreciation rights with respect to a pre-Distribution grant of Cablevision stock appreciation rights. In May 2010, Mr. Ratner exercised his stock appreciation rights. Such exercise is not included in this table because these stock appreciation rights were settled in cash by Cablevision. For a more detailed discussion of Distribution-related equity awards, see “Treatment of Legacy Cablevision Options, Rights, Restricted Stock, Restricted Stock Units and Other Awards.”

(4)	Calculated using the closing price (per share) of Class A common stock on NASDAQ on May 11, 2010, the date of exercise less the option price per share multiplied by the number of options exercised.

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

Quantification of Termination and Severance

The following tables set forth a quantification of estimated severance and other benefits payable to the NEOs under various circumstances regarding the termination of their employment. In calculating these severance and other payments, we have taken into consideration or otherwise assumed the following:

—	Termination of employment occurred after the close of business on December 31, 2010.

—	We have valued equity awards using the closing market price of Class A common stock on NASDAQ on December 31, 2010, the last trading day of the year, of $25.78.

—	We have valued stock options at their intrinsic value, equal to the difference between $25.78 and the per share exercise price, multiplied by the number of shares underlying the stock options.

—

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

—	We have assumed that all performance metrics for performance-based awards are achieved (but not exceeded).

Benefits Payable as a Result of Voluntary Termination of Employment by Employee*

Elements	James L. Dolan	Hank J. Ratner	Robert M. Pollichino	Lawrence J. Burian	Joseph F. Yospe
Severance	—	—	—	—	—
Pro rata bonus	—	—	—	—	—
Unvested restricted stock	—	—	—	—	—
Unvested stock options	—	—	—	—	—
Performance awards	—	—	—	—	—
Deferred compensation award	—	—	$586,919(1)	$507,713(1)	—
Health insurance benefits	—	—	—	—	—

*	The amounts in this table do not include any pension or other vested retirement benefits.

(1)	Represents the then-current amount of his deferred compensation award due and payable upon a termination as of December 31, 2010.

Benefits Payable as a Result of Termination of Employment By Employee Due to Retirement*

Elements	James L. Dolan	Hank J. Ratner	Robert M. Pollichino	Lawrence J. Burian	Joseph F. Yospe
Severance	—	—	—	—	—
Pro rata bonus	—	—	—	—	—
Unvested restricted stock	—	—	—	—	—
Unvested stock options	—	—	—	—	—
Performance awards	—	—	—	—	—
Deferred compensation award	—	—	$586,919(1)	$507,713(1)	—
Health insurance benefits	—	—	$150,000(2)	—	—

*	The amounts in this table do not include any pension or other vested retirement benefits.

(1)	Represents the then-current award amount of his deferred compensation award due and payable upon a termination as of December 31, 2010.

(2)	Represents the present value of Mr. Pollichino’s benefits under the Madison Square Garden Retiree Medical Program. Among the NEOs, only Mr. Pollichino is eligible to participate.

Benefits Payable as a Result of Termination of Employment by the Company for Cause

In the event of termination by MSG for Cause, no executive officer would have been entitled to any payments at December 31, 2010.

Benefits Payable as a Result of Termination of Employment by the Company Without Cause*

Elements	James L. Dolan	Hank J. Ratner	Robert M. Pollichino(8)	Lawrence J. Burian(8)	Joseph F. Yospe
Severance	$3,000,000(1)	$7,200,000(1)	$2,240,000(1)	$1,920,000(1)	$580,000(2)
Pro rata bonus	$1,154,888(3)	$2,771,253(3)	$489,591(3)	$411,079(3)	—
Unvested restricted stock	$902,300(4)	$8,888,944(5)	—	—	—
Unvested stock options	—	—	—	—	—
Performance awards	$1,050,000(6)	$3,240,000(6)	—	—	—
Deferred compensation award	—	—	$586,919(7)	$507,713(7)	—
Health insurance benefits	—	—	—	—	—

*	The amounts in this table do not include any pension or other vested retirement benefits.

(1)	Represents severance equal to two times the sum of his annual base salary and annual target bonus.

(2)	Represents severance equal to the sum of his annual base salary and annual target bonus.

(3)	Represents a pro rata annual bonus for the year in which the termination occurred, payable to the same extent as annual bonuses are paid to the other executives, and in the case of Messrs. Ratner, Pollichino and Burian, without regard to personal performance metrics. Mr. Burian’s bonus includes $34,500 funded by Cablevision for the period of 2010 during which Mr. Burian was a Cablevision employee.

(4)	Represents the full vesting of the 2010 grant of 35,000 restricted stock units.

(5)	Represents the full vesting of the 2010 grant of 226,300 restricted stock units (including the restricted stock unit portion of the one-time special grant made in 2010), and the 2010 grant of 118,500 shares of restricted stock (as part of the one-time special grant), with a value of $5,834,014 and $3,054,930, respectively.

(6)	Represents the full target value of his 2010 performance award.

(7)	Represents the then-current amount of his deferred compensation award due and payable upon a termination as of December 31, 2010.

(8)	Upon a termination without cause of either Mr. Pollichino or Mr. Burian, the Compensation Committee is required to consider, in good faith, approving the vesting of their then-outstanding equity and cash performance awards on a pro-rata basis, subject to the satisfaction of any applicable performance criteria.

Benefits Payable as a Result of Termination of Employment by Employee for Good Reason*

Elements	James L. Dolan	Hank J. Ratner	Robert M. Pollichino(7)	Lawrence J. Burian(7)	Joseph F. Yospe
Severance	$3,000,000(1)	$7,200,000(1)	$2,240,000(1)	$1,920,000(1)
Pro rata bonus	$1,154,888(2)	$2,771,253(2)	$489,591(2)	$411,079(2)	—
Unvested restricted stock	$902,300(3)	$8,888,944(4)	—	—	—
Unvested stock options	—	—	—	—	—
Performance awards	$1,050,000(5)	$3,240,000(5)	—	—	—
Deferred compensation award	—	—	$586,919(6)	$507,713(7)	—
Health insurance benefits	—	—	—	—	—

*	The amounts in this table do not include any pension or other vested retirement benefits.

(1)	Represents severance equal to two times the sum of his annual base salary and annual target bonus.

(2)	Represents a pro rata annual bonus for the year in which the termination occurred, payable to the same extent as annual bonuses are paid to the other executives, and in the case of Messrs. Ratner, Pollichino and Burian, without regard to personal performance metrics. Mr. Burian’s bonus includes $34,500 funded by Cablevision for the period of 2010 during which Mr. Burian was a Cablevision employee.

(3)	Represents the full vesting of the 2010 grant of 35,000 restricted stock units.

(4)	Represents the full vesting of the 2010 grant of 226,300 restricted stock units (including the restricted stock unit portion of the one-time special grant made in 2010), and the 2010 grant of 118,500 shares of restricted stock (as part of the one-time special grant), with a value of $5,834,014 and $3,054,930, respectively.

(5)	Represents the full target value of his 2010 performance award.

(6)	Represents the then-current amount of his deferred compensation award due and payable upon a termination as of December 31, 2010.

(7)	Upon a termination by either Mr. Pollichino or Mr. Burian with good reason, the Compensation Committee is required to consider, in good faith, approving the vesting of their then-outstanding equity and cash performance awards on a pro-rata basis, subject to the satisfaction of any applicable performance criteria.

Benefits Payable as a Result of Termination of Employment Due to Death*

Elements	James L. Dolan	Hank J. Ratner	Robert M. Pollichino	Lawrence J. Burian	Joseph F. Yospe
Severance	—	—	—	—	—
Pro rata bonus	$1,154,888(1)	$2,771,253(1)	—	—	—
Unvested restricted stock	$902,300(2)	$8,888,944(3)	$673,502(2)	$485,953(2)	$211,396(2)
Unvested stock options	—	—	—	—	—
Performance awards	$1,050,000(4)	$3,240,000(4)	$606,666(5)	$520,000(5)	$82,000(6)
Deferred compensation award	—	—	$586,919(7)	$507,713(7)	—
Health insurance benefits	—	—	—	—	—

*	The amounts in this table do not include any pension or other vested retirement benefits.

(1)	Represents a pro rata annual bonus for the year in which the termination occurred, payable to the same extent as annual bonuses are paid to the other executives, and in the case of Mr. Ratner, without regard to personal performance metrics.

(2)	Represents the full vesting of the 2010 grant of restricted stock units and, for Messrs. Pollichino and Burian also include the lapsing of the restrictions on 7,125 and 6,850 Distribution-related shares, respectively. Not included on this table for Messrs. Pollichino and Burian are 28,500 and 27,400 Cablevision restricted shares, respectively, which would also vest upon a termination of such NEO’s Company employment due to death.

(3)	Represents the full vesting of the 2010 grant of 226,300 restricted stock units (including the restricted stock unit portion of the one-time special grant made in 2010), and the 2010 grant of 118,500 shares of restricted stock (as part of the one-time special grant), with a value of $5,834,014 and $3,054,930, respectively.

(4)	Represents the full target value of his 2010 performance award.

(5)	Represents the full target value of his 2008 Cablevision performance award, and the pro rata target value of his 2009 Cablevision and 2010 Company performance awards. In the case of Mr. Pollichino, the Company has assumed the full liability for the Cablevision awards and, in the case of Mr. Burian, the Company received a pro rata amount from Cablevision to reflect the portions of the performance periods in such Cablevision awards occurring prior to February 1, 2010, Mr. Burian’s start date with the Company.

(6)	Represents the pro rata target value of his 2010 Company performance award.

(7)	Represents the then-current amount of his deferred compensation award due and payable upon a termination as of December 31, 2010.

Benefits Payable as a Result of Termination of Employment Due to Disability*

Elements	James L. Dolan	Hank J. Ratner	Robert M. Pollichino(5)	Lawrence J. Burian(5)	Joseph F. Yospe(5
Severance	—	—	—	—	—
Pro rata bonus	$1,154,888(1)	$2,771,253(1)	—	—	—
Unvested restricted stock	$902,300(2)	$8,888,944(3)	—	—	—
Unvested stock options	—	—	—	—	—
Performance awards	$1,050,000(4)	$3,240,000(4)	—	—	—
Deferred compensation award	—	—	—	—	—
Health insurance benefits	—	—	—	—	—

*	The amounts in this table do not include any pension or other vested retirement benefits.

(1)	Represents a pro rata annual bonus for the year in which the termination occurred, payable to the same extent as annual bonuses are paid to the other executives, and in the case of Mr. Ratner, without regard to personal performance metrics.

(2)	Represents the full vesting of the 2010 grant of 35,000 restricted stock units.

(3)	Represents the full vesting of the 2010 grant of 226,300 restricted stock units (including the restricted stock unit portion of the one-time special grant made in 2010), and the 2010 grant of 118,500 shares of restricted stock (as part of the one-time special grant), with a value of $5,834,014 and $3,054,930, respectively.

(4)	Represents the full target value of his 2010 performance award.

(5)	A termination by the Company of any of Messrs. Pollichino, Burian or Yospe due to such NEO’s disability, would be treated under their respective employment agreements as a termination by the Company without cause. For details on the amounts due upon such a termination by the Company without cause, please see the Benefits Payable as a Result of Termination of Employment by the Company Without Cause table.

Benefits Payable as a Result of Termination of Employment from the Company in Connection with a Change in Control or Going Private Transaction (1)*

Elements	James L. Dolan	Hank J. Ratner	Robert M. Pollichino(3)	Lawrence J. Burian(3)	Joseph F. Yospe(3)
Severance	$3,000,000(4)	$7,200,000(4)	$2,240,000(4)	$1,920,000(4)	$580,000(5)
Pro rata bonus	$1,154,888(6)	$2,771,253(6)	$489,591(6)	$411,079(6)	—
Unvested restricted stock	$902,300(7)	$8,888,944(8)	$489,820(9)	$309,360(9)	$211,396(9)
Unvested stock options	—	—	—	—	—
Performance awards	$1,050,000(10)	$3,240,000(10)	$570,000(10)	$360,000(10)	$246,000(10)
Deferred compensation award	—	—	$586,919(11)	$507,713(11)	—
Health insurance benefits	—	—	—	—	—

*	The amounts in this table do not include any pension or other vested retirement benefits.

(1)	The amounts payable as a result of termination of employment by the executive or the Company following a going private transaction are generally equal to or less than the amounts payable as a result of termination of employment by the executive or the Company following a change in control. Notwithstanding the amounts set forth in this table, if any payment otherwise due to any of Messrs. Dolan, Ratner, Pollichino or Burian would result in the imposition of an excise tax under Code Section 4999, then the Company will instead pay to the applicable NEO either (a) the amounts set forth in this table, or (b) the maximum amount that could be paid to such NEO without the imposition of the excise tax, whichever results in a greater amount of after-tax proceeds to such NEO.

(2)	If either of Messrs. Dolan or Ratner is terminated without cause or resigns with good reason following a change in control or a going private transaction, then he would be entitled to the amounts above. Additionally, if either of Messrs. Dolan or Ratner resigns without good reason in the thirteenth month following a change in control, he would be entitled to the amounts above.

(3)	If any of Messrs. Pollichino, Burian or Yospe is terminated without cause following a change in control or a going private transaction, then he would be entitled to the amounts above. Additionally, if either of Messrs. Pollichino or Burian resigns with good reason following a change in control or a going private transaction, then he would be entitled to the amounts above.

(4)	Represents severance equal to two times the sum of his annual base salary and annual target bonus.

(5)	Represents severance equal to the sum of his annual base salary and annual target bonus.

(6)	Represents a pro rata annual bonus for the year in which the termination occurred, payable to the same extent as annual bonuses are paid to the other executives, and in the case of Messrs. Ratner, Pollichino and Burian, without regard to personal performance metrics. Mr. Burian’s bonus includes $34,500 funded by Cablevision for the period of 2010 during which Mr. Burian was a Cablevision employee.

(7)	Represents the full vesting of the 2010 grant of 35,000 restricted stock units.

(8)	Represents the full vesting of the 2010 grant of 226,300 restricted stock units (including the restricted stock unit portion of the one-time special grant made in 2010), and the 2010 grant of 118,500 shares of restricted stock (as part of the one-time special grant), with a value of $5,834,014 and $3,054,930, respectively.

(9)	Represents the value of the 2010 grant of 19,000, 12,000 and 8,200 restricted stock units for each of Messrs. Pollichino, Burian and Yospe, respectively. Upon a change in control or going private transaction, Messrs. Pollichino, Burian and Yospe will be entitled to either (in the successor entity’s discretion) (a) cash equal to the unvested units multiplied by the per share price paid in the change in control or going private transaction, or (b) only if the successor entity is a publicly traded company, a replacement unit award from the successor entity with the same terms. Any such cash award would be payable upon the earliest of (x) the date the units were originally scheduled to vest so long as the executive remains continuously employed, (y) a termination without cause or a resignation with good reason, or (z) only if the successor entity elects clause (b) above, upon a resignation without good reason that is at least six months, but no more than nine months following the change in control or going private transaction.

(10)	Represents the 2010 cash performance award target, which becomes payable upon a change in control, regardless of whether the applicable executive’s employment is terminated, or upon a going private transaction if the applicable executive is employed through January 1, 2013 or is terminated without Cause or resigns for Good Reason prior to such date.

(11)	Represents the then-current amount of his deferred compensation award due and payable upon a termination as of December 31, 2010.

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

Item 15.	Exhibits and Financial Statements Schedules

EXHIBIT NO.	DESCRIPTION
2.1	Distribution Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).
3.1	Amended and Restated Certificate of Incorporation of The Madison Square Garden Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 10, 2010).
3.1A	Certificate of Ownership and Merger merging The Madison Square Garden Company With and Into Madison Square Garden, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2011).
3.2	Amended By-Laws of The Madison Square Garden Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2011).
4.1	Registration Rights Agreement by and among Madison Square Garden, Inc. and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 3.5 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).
4.2	Registration Rights Agreement by and among Madison Square Garden, Inc. and The Dolan Family Affiliates (incorporated by reference to Exhibit 3.6 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).
4.3	Transfer Consent Agreement with NBA, dated February 9, 2010 (incorporated by reference to Exhibit 3.7 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).
4.4	Transfer Consent Agreement with NHL, dated February 9, 2010 (incorporated by reference to Exhibit 3.8 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).
10.1	Transition Services Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.1 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).
10.2	Tax Disaffiliation Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).
10.3	Employee Matters Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).
10.4	Madison Square Garden, Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†
10.5	Madison Square Garden, Inc. 2010 Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†
10.6	Madison Square Garden, Inc. 2010 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the Quarter Ended March 31, 2010 filed on May 7, 2010).†
10.7	Lease Agreement, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, dated December 4, 1997 (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).+
10.8	First Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).
10.9	Second Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009). +

10.10	Third Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on October 19, 2009).+
10.11	Fourth Amendment to Lease, dated January 24, 2011 between RCPI Landmark Properties, LLC and Radio City Productions LLC (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2010 filed on March 4, 2011).+
10.12	Restated Guaranty of Lease between Madison Square Garden, L.P. and RCPI Landmark Properties, LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).+
10.13	First Amendment to Restated Guaranty dated as of March 22, 2010 by and among RCPI Landmark Properties, LLC and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010). +
10.14	Second Amendment to Restated Guaranty dated as of January 24, 2011 by and among RCPI Landmark Properties, LLC and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended December 31, 2010 filed on March 4, 2011).
10.15	Affiliation Agreement between CSC Holdings, Inc. and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).+
10.16	Form of Madison Square Garden, Inc. Option Agreement in respect of Vested Cablevision Options granted on and prior to November 8, 2005 (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†
10.17	Form of Madison Square Garden, Inc. Rights Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†
10.18	Form of Madison Square Garden, Inc. Option Agreement in respect of Vested Cablevision Options granted on June 5, 2006 and October 19, 2006 (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†
10.19	Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on January 20, 2009 (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†
10.20	Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on March 5, 2009 (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†
10.21	Employment Agreement by and between Madison Square Garden, Inc. and James L. Dolan (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†
10.22	Employment Agreement by and between Madison Square Garden, Inc. and Hank J. Ratner (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†
10.23	Employment Agreement by and between Madison Square Garden, Inc. and Robert M. Pollichino (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†
10.24	Employment Agreement by and between Madison Square Garden, Inc. and Lawrence J. Burian (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†
10.25	Time Sharing Agreement between Dolan Family Office LLC and Madison Square Garden, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).
10.26	Employment Agreement by and between Madison Square Garden, Inc. and Joseph F. Yospe (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 26, 2010). †
10.27	Employment Agreement by and between Madison Square Garden, Inc. and Robert J. Lynn

(incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for quarter ended June 30, 2010 filed on August 6, 2010). †
10.28	Credit Agreement, dated as of January 28, 2010, among Madison Square Garden, L.P., certain subsidiaries of Madison Square Garden, L.P., J.P. Morgan Securities Inc., as sole lead arranger, J.P. Morgan Securities Inc., Barclays Capital, Suntrust Robinson Humphrey, Inc. and Banc of America Securities, LLC, as bookrunners, Barclays Capital and Suntrust Robinson Humphrey, Inc., as co-syndication agents, Barclays Bank PLC and Suntrust Robinson Humphrey, Inc., as co-documentation agents, JPMorgan Chase Bank, National Association, as administrative agent, collateral agent and letter of credit issuer, and the lenders parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 1, 2010).
10.29	Security Agreement, dated as of January 28, 2010, among Madison Square Garden, L.P., certain subsidiaries of Madison Square Garden, L.P., other guarantors referred to thereto and JPMorgan Chase Bank, National Association, as collateral agent (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 1, 2010).
10.30	Amendment No. 1 to the Credit Agreement dated as of April 15, 2011 among Madison Square Garden, L.P., the Guarantors (as defined in the Credit Agreement), the banks, financial institutions and other institutional lenders parties to the Credit Agreement and JPMorgan Chase Bank, National Association, as agent for the Lenders. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2011).
10.31	Form of Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K/A (Amendment No. 1) filed on April 23, 2010).†
10.32	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K/A (Amendment No. 1) filed on April 23, 2010).†
10.33	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K/A (Amendment No. 1) filed on April 23, 2010).†
10.34	Form of Restricted Shares Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2009 filed on April 23, 2010).†
21.1	Subsidiaries of the Registrant.*
23.1	Consent of KPMG LLP.*
31.1	Certification of Hank J. Ratner under Rule 13a-14(a).*
31.1.1	Certification of Hank J. Ratner under Rule 13a-14(a).**
31.1.2	Certification of Hank J. Ratner under Rule 13a-14(a).
31.2	Certification of Robert M. Pollichino under Rule 13a-14(a).*
31.2.1	Certification of Robert M. Pollichino under Rule 13a-14(a).**
31.2.2	Certification of Robert M. Pollichino under Rule 13a-14(a).
32.1	Section 1350 Certification of Hank J. Ratner.*
32.1.1	Section 1350 Certification of Hank J. Ratner.
32.2	Section 1350 Certification of Robert M. Pollichino.*
32.2.1	Section 1350 Certification of Robert M. Pollichino.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	This exhibit is a management contract or a compensatory plan or arrangement.

*	This exhibit was previously filed with the Company’s Annual Report on Form 10-K on March 4, 2011.

**	This exhibit was previously filed with the Company’s Annual Report on Form 10-K/A on April 1, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of August, 2011.

The Madison Square Garden Company

By:	/s/ Robert M. Pollichino
	Name:	Robert M. Pollichino
	Title:	Executive Vice President and Chief Financial Officer