Form 10-KT
period 2011-06-30
Madison Square Garden Co
filed 2011-08-26
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from January 1, 2011 to June 30, 2011

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-34434	The Madison Square Garden Company	27-0624498

Delaware

Two Penn Plaza

New York, NY 10121

(212) 465-6000

Securities registered pursuant to Section 12(b) of the Act: Title of each class:	Name of each Exchange on which Registered:

Class A Common Stock	The NASDAQ Stock Market LLC

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of The Madison Square Garden Company computed by reference to the price at which the common equity was last sold on The NASDAQ Stock Market LLC as of June 30, 2011: $1,668,037,222.

Number of shares of common stock outstanding as of July 29, 2011:

Class A Common Stock — 62,077,034

Class B Common Stock — 13,588,555

Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2011 annual meeting of the Company’s shareholders, expected to be filed within 120 days of the end of our transition period.

PART I

Item 1. Business

The Madison Square Garden Company is a Delaware corporation with our principal executive offices at Two Penn Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we”, “us”, “our”, “Madison Square Garden” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. Our telephone number is 212-465-6000. Our internet address is http://www.themadisonsquaregardencompany.com and the investor relations section of our web site is located at http://investor.msg.com. We make available, free of charge through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). References to our website addressed in this report are provided as a convenience and the information contained on, or available through, the website is not part of this or any other report we file with or furnish to the SEC.

The Company was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On January 12, 2010, Cablevision’s board of directors approved the distribution of all of the outstanding common stock of the Company to Cablevision shareholders (the “Distribution”) and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in MSG Holdings, L.P. (“MSG L.P.”). MSG L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Madison Square Garden businesses until the Distribution occurred on February 9, 2010. MSG L.P. is now our wholly-owned subsidiary, through which we conduct substantially all of the business activities discussed in this Transition Report on Form 10-K/T.

As previously announced, on February 7, 2011, the Board of Directors of the Company approved a change in the Company’s fiscal year-end from December 31 to June 30, effective June 30, 2011. The Company believes that this change in fiscal year will better align our financial planning and reporting cycles with the seasonality of our business, particularly our MSG Sports and MSG Entertainment segments. This Transition Report on Form 10-K/T reports our financial results for the six month period of January 1, 2011 through June 30, 2011, which we refer to as the “transition period” throughout this report. Following the transition period, the Company will file annual reports for each twelve month period ended June 30 of each year beginning with the twelve month period ended June 30, 2012.

Overview

The Company is a fully integrated sports, entertainment and media business comprised of dynamic and powerful assets and brands. Madison Square Garden’s business grew from the legendary venue widely known as “The World’s Most Famous Arena.” Drawing on its celebrated history, the Company builds iconic brands that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. With an unparalleled portfolio of strategically aligned venues, content and distribution channels, the Company’s three business segments — MSG Sports, MSG Media and MSG Entertainment — work together to deliver exceptional experiences that endure for generations.

MSG Sports owns and operates sports franchises, including the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”) and the Connecticut Whale of the American Hockey League (the “AHL”). MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of Knicks, Rangers and Liberty games.

MSG Media is a leader in production and content development for multiple distribution platforms, including content originating from the Company’s venues. MSG Media is comprised of our regional sports networks, MSG network, MSG Plus, MSG HD and MSG Plus HD, collectively the “MSG Networks”, and the Fuse Networks (Fuse and Fuse HD), a national television network dedicated to music.

MSG Entertainment presents or hosts live entertainment events in our diverse collection of venues, including concerts, family shows, performing arts and special events. These venues include the Madison Square Garden Arena (which we also refer to as “The Garden”), The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, The Chicago Theatre and the Wang Theatre. MSG Entertainment is also responsible for the creation, production and/or presentation of live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes (the “Rockettes”).

Our Strengths

The following is a listing of our key strengths:

•	Owned sports franchises;

•	Media assets, including affiliation agreements with distributors and exclusive sports programming rights;

•	Iconic venues in top live entertainment markets;

•	Diverse collection of marquee brands and content, including the Radio City Christmas Spectacular and the Rockettes;

•	Powerful presence in the New York tri-state area with established core assets and expertise for strategic expansion;

•	Unique ability to provide artists and productions with multiple distribution platforms to develop and promote their businesses;

•	Strong industry relationships that create opportunities for new content and brand extensions;

•	Deep connection with loyal and passionate fan bases that span a wide demographic mix;

•	Extensive range of proprietary marketing assets and an industry leading customer database to drive ticket sales; and

•	Strong and seasoned management team.

Our Strategy

Madison Square Garden pursues opportunities that capitalize on the combination of our iconic venues, our popular sports franchises, the distribution of our programming networks and our exclusive sports and entertainment content, as well as our marketing and sales expertise.

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

Building on our iconic venues and the hallmark Radio City Christmas Spectacular and Rockettes brands, MSG Entertainment is focused on enhancing our existing productions, developing new productions and creating a network of venues in which we can deliver high quality live content and increased bookings. We are pursuing a strategy of opportunistically acquiring, building or obtaining control of venues in additional major live entertainment markets. We control New York’s Beacon Theatre, own The Chicago Theatre, and have a long-term booking agreement in respect of the Wang Theatre in Boston, extending our geographic footprint outside of the New York tri-state area market and providing multiple distribution outlets for our live entertainment content. In 2011, we replaced our option-to-buy the Forum, an iconic arena in Inglewood, California, with a definitive purchase agreement, with our obligation to close being subject to certain customary and other closing conditions. Controlling venues allows us to leverage our unique brands and marketing assets and increase utilization by working with artists to provide multi-market and multi-night engagements. In addition, through our asset mix of venues and distribution platforms, we are able to offer artists an opportunity to engage consumers through multiple channels.

MSG Media has a strong foundation of recurring revenue streams supported by our long-term rights for live-event content of our Knicks, Rangers and Liberty franchises, in addition to those of the New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”), and the Buffalo Sabres (the “Sabres”), and our affiliation agreements for distribution of our programming networks. MSG Media’s programming networks serve as strong platforms through which artists, performers and athletes are connected to regional and national audiences, including Fuse Networks, which brings artists and fans together through its music programming and the network’s insider access to MSG Entertainment and our historic venues.

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

Examples of how we believe we have effectively implemented this integrated approach are:

•

Our MSG Sports and MSG Media businesses naturally complement each other — with MSG Sports providing valuable content and MSG Media serving as a vital distribution system and promotional platform. MSG Media, through MSG Networks, telecasts games of our Knicks, Rangers and Liberty teams, and we are continually exploring opportunities to enhance the relationship between MSG Sports and MSG Media through new events, both at our venues and elsewhere. For example, in February of 2011, together with our MSG Sports segment, MSG Media capitalized on the interest and excitement regarding the BNP Paribas Showdown tennis event at The Garden by telecasting the event on MSG network and MSG Plus.

•

MSG Media continues to seek opportunities to collaborate with MSG Entertainment. For example, in 2010 our media and entertainment businesses forged a multi-faceted relationship with the annual Z100 Jingle Ball concert to air it on national television for the first time. The Jingle Ball concert, featuring some of the top musical acts in the country, was a one-night only, sold-out show, at The Garden and Fuse telecast the concert in high definition. Fuse and MSG network also aired corresponding programming that included exclusive backstage interviews and behind the scenes footage, providing our national audience with insider access to the concert and its artists. Similarly, in 2011, the Linkin Park sold-out concert at The Garden was telecast on Fuse as part of the Fuse Presents concert series presented by Coca-Cola, along with other related programming.

•

Our integrated approach to the sale of marketing partnerships allows us to use and sell our broad array of assets in a complementary manner in order to maximize their collective value, both for the Company and for our marketing partners. Our “Marquee” marketing partnership with JPMorgan Chase and our several “Signature” marketing partnerships with other blue-chip companies integrate the assets of all of our venues and our three business segments. This ability to offer to potential marketing partners compelling, broad-based, integrated marketing platforms that we believe are unparalleled in sports and entertainment has enabled us to attract world-class partners, such as JPMorgan Chase, Coca-Cola, Delta Airlines and Anheuser-Busch.

Our commitment to strengthening our core assets is also exemplified by the transformation of The Garden into a state-of-the-art facility that enhances the experience of our customers, partners, athletes and entertainers and is designed to attract even more marquee events to the building, while enhancing our revenue streams (the “Transformation,” which is discussed in greater detail under “— Our Venues — The Madison Square Garden Arena Transformation”). Utilizing The Garden’s current footprint, the Transformation is designed to ensure The Garden’s continued and lasting prominence as a sports and entertainment venue.

We believe the Company’s unique combination of assets and integrated approach, the depth of our relationships within the sports, media and entertainment industries and strong connection with our diverse and passionate audiences, sets the Company apart in the industry and represents a substantial opportunity for growth.

Our Business

MSG Sports

MSG Sports owns and operates sports franchises, as well as promotes, produces and/or presents a broad array of other live sporting events.

Our Sports Franchises

The Knicks and Rangers are two of the most recognized franchises in professional sports, with storied histories and passionate, multi-generational fan bases. These teams are major occupants of The Garden, with a total of 82 regular season home games, most of which were played at or near capacity attendance during the 2010-11 season. The number of home games increases if our teams qualify for the playoffs. While the Liberty have historically played 17 regular season home games at The Garden each year, due to the Transformation, they are playing the 2011 season at the Prudential Center in Newark, New Jersey and are expected to play the 2012 and 2013 seasons there as well. During the Transformation, we plan for The Garden to remain open for the Knicks’ and Rangers’ regular seasons and playoffs. We will not be hosting pre-season Rangers’ games in the 2011 calendar year at The Garden.

In addition to being valuable stand-alone businesses, the Knicks and Rangers provide core content for our MSG Media segment, with approximately 150 regular season games (both home and away) telecast on MSG Networks during the 2010-11 season, and generate significant audience demand for wrap-around and themed programming. As part of team and league marketing and telecast efforts, our sports teams provide regional and national visibility for the Company.

New York Knicks

As an original franchise of the NBA, the Knicks have a rich history that includes two NBA Championships, eight conference titles and some of the greatest athletes to ever play the game. The Knicks are focused on becoming a championship contending team, while continuing to play an exciting, energetic and entertaining style of basketball. The Knicks enjoy the fierce allegiance of generations of passionate and knowledgeable fans. The Knicks ranked in the top three in the NBA for ticket sales receipts for the 2010-11 regular season, while the 2010-11 season marked the first time since the 2001-2002 season that Knicks season tickets sold out.

New York Rangers

The Rangers hockey club is one of the “original six” franchises of the NHL and in 2010 celebrated its 85th anniversary. Winners of four Stanley Cup Championships, the Rangers have won ten conference titles over their history. The Rangers are known to have one of the most passionate, loyal and enthusiastic fan bases in all of sports and ranked in the top four in the NHL for ticket sales receipts for the 2010-11 regular season.

New York Liberty

The Liberty was established on October 30, 1996, when New York was selected as one of eight charter members of the WNBA. The Liberty has won four conference championships and appeared in the post-season playoffs ten times, and in 2010 advanced to the Eastern Conference Finals. The Liberty has a well-known tradition of on-court competitiveness supported by an enthusiastic and loyal fan base.

Connecticut Whale

The Connecticut Whale, a minor-league hockey team, is a player development team for the Rangers, and is also competitive in its own right in the AHL. The Rangers send draft picks and other players to the Connecticut Whale for skill development and injury rehabilitation, and can call up players as needed for the Rangers’ roster to enhance the team’s competitiveness. The Connecticut Whale has reached the AHL playoffs thirteen times out of fourteen seasons.

The Role of the Leagues in Our Operations

As franchises in professional sports leagues, our teams are members of the leagues and, as such, may be subject to certain limitations, under certain circumstances, on the control and management of their affairs. The respective league constitutions, under which each league is operated, together with the collective bargaining agreements (“CBAs”) each league has signed or will sign with its players’ association, contain or will contain numerous provisions that, as a practical matter in certain circumstances, could impact the manner in which we operate our businesses. In addition, under the respective league constitutions, the commissioner of each league, either acting alone or with the consent of a majority (or, in some cases, a supermajority) of the other teams in the league, may be empowered in certain circumstances to take certain actions felt to be in the best interests of the league, whether or not such actions would benefit our teams and whether or not we consent or object to those actions.

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

Other Sports Properties

MSG Sports also promotes, produces and/or presents a broad array of live sporting events outside of Knicks, Rangers and Liberty games. These events include professional boxing, college basketball, action sports, track and field, professional bull riding, tennis, WWE wrestling as well as the NBA and NFL drafts. Our sports business includes events that have been among the most popular in our history, as well as perennial highlights on our annual calendar, and also features some of Madison Square Garden’s longest-running associations.

Professional boxing, beginning with John L. Sullivan in 1882, has had a long association with The Garden, which has included hosting Muhammad Ali’s and Joe Frazier’s 1971 “The Fight of the Century,” which is considered among the greatest sporting events in modern history, as well as bouts featuring dozens of other boxing greats. These have included Miguel Cotto, Roberto Duran, George Foreman, Rocky Graziano, Emile Griffith, Bernard Hopkins, Oscar De La Hoya, Jake LaMotta, Sugar Ray Leonard, Lennox Lewis, Joe Louis, Rocky Marciano, Floyd Patterson, Sugar Ray Robinson, Felix Trinidad, Roy Jones, Jr., Mike Tyson, and Evander Holyfield. Additionally, the Golden Gloves amateur boxing tournament has called The Garden home since 1928.

College basketball has been a mainstay at The Garden for decades, with the sport’s longest running holiday tournament, the Holiday Festival, first tipping off over 50 years ago. In addition to St. John’s University calling The Garden its home away from home, the popular Big East Tournament celebrated its 29th anniversary at The Garden in 2011. Popular college basketball events also include visits from Duke University’s Blue Devils, the annual Jimmy V Classic and post-season NIT Finals. Additionally, the BNP Paribas Showdown tennis event debuted in 2009 and is scheduled to take place at The Garden annually through 2013.

MSG Entertainment

Our MSG Entertainment business is one of the country’s leaders in live entertainment. MSG Entertainment presents or hosts live entertainment events in our diverse collection of venues, including concerts, family shows, performing arts and special events. It is also responsible for the creation, production and/or presentation of live productions, including the Radio City Christmas Spectacular, featuring the Rockettes, which is the number one live holiday family show in America. The venues we own or operate include The Garden, Radio City Music Hall,

The Theater at Madison Square Garden, the Beacon Theatre and The Chicago Theatre. In addition, we have a long-term exclusive booking agreement in respect of the Wang Theatre. In 2011, we replaced our option-to-buy the Forum, an iconic arena in Inglewood, California, with a definitive purchase agreement, with our obligation to close being subject to certain customary and other closing conditions. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal. MSG Entertainment focuses on consistently delivering unforgettable live entertainment experiences in exceptional settings, creating demand for an association with our brands by artists and demand for our productions by the public. From a starting point of world-class expertise in live entertainment, including the historic traditions of “The World’s Most Famous Arena” and Radio City Music Hall, as well as our other venues, MSG Entertainment has a proven ability to utilize the strength of its industry relationships, marketing assets, customer database and live event expertise, as well as the reach of MSG Media, to create performance, promotion and distribution opportunities for artists and productions.

MSG Entertainment’s unique combination of relationships and expertise is important not only for MSG Entertainment’s current and future business, but also to our MSG Media segment, which benefits from opportunities for quality new programming and relationships.

Our Bookings and Other Entertainment Business Activities

MSG Entertainment is an established industry leader responsible for booking a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have showcased concerts, including shows from established artists such as Prince, Elton John, Phish, The Allman Brothers Band and Bruce Springsteen, as well as newer talents such as Arcade Fire, Lady Gaga, Justin Bieber, Vampire Weekend and Kings of Leon; family shows, such as Yo Gabba Gabba!, Sesame Street Live and Disney on Ice; special events such as the Tony Awards and the Celebration of the 10th Anniversary of “O” Magazine, and appearances by the Dalai Lama; and theatrical productions, such as Peter Pan and The Wizard of Oz. Cirque du Soleil’s large scale acrobatic production, Zarkana, opened in June 2011 at Radio City Music Hall and is expected to run through early fall 2011. Unlike Wintuk, which was a co-production between the Company and Cirque du Soleil, Cirque du Soleil provided us with a committed rental for the use of Radio City Music Hall for Zarkana.

Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows, in which case we share the economic risk relating to the event. MSG Entertainment currently does not promote or co-promote events outside of our venues other than our productions discussed below.

Our Productions

One of MSG Entertainment’s core properties, the Radio City Christmas Spectacular, has been performed at Radio City Music Hall for 78 years and was seen there by approximately 1.0 million people during the 2010 holiday season. Featuring the world-famous Rockettes, the critically acclaimed Radio City Christmas Spectacular features show-stopping performances, festive holiday scenes and state-of-the-art special effects. As part of our strategic commitment to invest in our core assets, the Company will continue seeking opportunities to enhance the Radio City Christmas Spectacular, including the 2011 calendar year’s investment in new show content and technology.

Based on the success of the Radio City Christmas Spectacular, in 1994 we expanded the Radio City Christmas Spectacular franchise outside of the New York area, with a specially designed theater version of the show. In 2008, we further extended the brand with the debut of the Radio City Christmas Spectacular arena tour. Since that time, the show has played in numerous cities across the United States and Canada. While the New York market has begun to rebound from the economic downturn, other markets have been slower to recover, impacting the touring versions of the Radio City Christmas Spectacular. As a result, we made the decision to utilize touring assets at the Wang Theatre in Boston, the Durham Performing Arts Center in Durham, North Carolina and the Grand Ole Opry House in Nashville during the 2011 holiday season.

Since its inception, the Radio City Christmas Spectacular has played to approximately 69 million people in over 60 different cities. We acquired the rights to the Radio City Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease on Radio City Music Hall. We also hold rights to the Rockettes in the same manner.

We continue to strengthen and broaden our Rockette brand, targeting the most prominent and effective vehicles that elevate their visibility and underscore their reputation as beloved American cultural icons. The Rockettes have appeared or performed at high profile events, such as Presidential Inaugurations, annual appearances in the Macy’s Thanksgiving Day Parade, appearances on The Today Show and Dancing With The Stars, among many others, and we pursue carefully considered brand extension opportunities including television appearances, strategic partnerships and merchandising.

To realize our vision of creating, developing or acquiring unique and compelling new content for our venues, we entered into an agreement with the world-renowned Cirque du Soleil in 2007, which led to the creation of Wintuk. Wintuk was built specifically for The Theater at Madison Square Garden and represented the first Cirque du Soleil family-themed show. The show concluded its run at The Theater at Madison Square Garden in 2010. We are reviewing opportunities with Cirque du Soleil to further utilize this production. We continue to explore additional opportunities to present compelling new live productions across our exceptional venues.

MSG Media

MSG Media is a leader in production and content development for multiple distribution platforms, including content originating from the Company’s venues. MSG Media includes the MSG Networks (MSG network, MSG Plus, MSG HD and MSG Plus HD), regional sports networks, and the Fuse Networks (Fuse and Fuse HD), a national television network dedicated to music. MSG Media is also responsible for managing interactive and digital initiatives across all business segments.

The following are further examples of how we have implemented the integrated approach in offering numerous opportunities to athletes, artists, performers, fans and business partners:

•

MSG Networks and Fuse provide regional and national distribution for the content created, produced and/or presented by both MSG Sports and MSG Entertainment, and thereby play a critical role in supporting, promoting and enhancing those businesses. Fuse’s national distribution and focus on music-related programming provide a national vehicle to expand MSG Media’s and MSG Entertainment’s involvement in the music and entertainment industries, deepening our ability to offer artists enhanced exposure. MSG network’s focus on being “all things Madison Square Garden,” allows it to serve as a powerful platform for the distribution of our sports and entertainment content, while differentiating our media offerings in a diverse and competitive environment.

•

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

•

MSG Media’s music strategy emphasizes collaboration between Fuse and MSG Entertainment, which includes our live concert venues, providing a unique platform for artists to connect with fans and creating innovative programming for Fuse viewers. MSG Media’s music strategy has led to the development of the Fuse Presents concert series presented by Coca-Cola, in which Fuse presents concerts primarily from MSG’s iconic venues. Fuse has nationally televised a variety of performances as part of the Fuse Presents concert series including Linkin Park, Jay-Z, and Z100’s Jingle Ball from Madison Square Garden; John Mayer, Dave Matthews Band, and Elton John and Leon Russell, all from The Beacon Theatre; Kanye West from The Chicago Theatre; and Drake from Radio City Music Hall. In addition, Fuse airs extensive programming around the performances at our venues which gives music fans insider access and an exclusive look at their favorite artists.

MSG Networks

Over the past four years, MSG network has won 55 New York Emmy awards for live sports and original programming, more than any other single network or station in the region. Combined with MSG Plus, the MSG Networks have totaled 61 New York Emmy wins over the past four years. MSG Networks are the home to seven professional sports teams: the Knicks, Rangers, Liberty, Islanders, Devils, Sabres and the New York Red Bulls (“Red Bulls”), as well as our critically acclaimed original and other programming. MSG network and MSG Plus also telecast college football and college basketball from top conferences, including the Big 12, PAC-12, the Southeastern Conference, Conference USA and the Big East. In addition to the Company’s ownership of Knicks, Rangers and Liberty rights, MSG Networks have long-term rights agreements with the Islanders, Devils and Sabres. MSG network and MSG Plus are among the nation’s largest regional cable networks and collectively telecast over 370 live sporting events over 1,600 hours of original programming during the six months ended June 30, 2011. MSG network and MSG Plus are each received by approximately 8 million viewing subscribers primarily in New York, New Jersey and Connecticut.

In 1998, MSG HD became the first regular provider of sporting events in high definition. Today we produce all Knicks, Rangers, Devils and Islanders telecasts, and substantially all of the telecasts of the Sabres and Red Bulls and certain original programming in a high definition format for inclusion on MSG HD and MSG Plus HD.

MSG network programming features the Knicks, Rangers, Liberty, Red Bulls, and the Sabres telecasts, along with programming originating from or related to our venues. MSG network’s line-up of programming highlights how the Company’s sports, entertainment and media segments work together to increase exposure for our brands, enhance our offerings to artists and productions, and create must-see content for our programming networks. Examples include:

•

The critically acclaimed and New York Emmy award-winning MSG Originals documentary series, which has featured such titles as The 50 Greatest Moments at MSG, Concert for New York City Remembered, Mecca of Boxing, and The Beacon Theatre: A New York Legend Reborn;

•	The MSG Concert Series, which features a variety of past and present concerts or artists playing our venues;

•

Road to MSG, a series that brings viewers along as their favorite artists and athletes prepare to take the stage or hit the floor of “The World’s Most Famous Arena” or one of our other venues, including backstage access at The Z-100 Jingle Ball;

•

Programming relating to the Knicks and Rangers, such as The Mike D’Antoni Show, Behind the Bench with John Tortorella and Mike Keenan, MSG Vault, MSG Profiles, Fans’ Most Wanted, Hockey Night Live, and dedicated pre- and post-game shows, all of which allow us to capitalize on the extraordinary enthusiasm of our teams’ fans; and

•	Our weekday simulcast of the popular WFAN’s Boomer & Carton show, which brings our television audience top-rated live radio programming in the morning.

MSG Plus programming features the Devils and Islanders telecasts, along with select live sports and original programming from Fox Sports Net, including a strong lineup of national and local college football and basketball and shows such as The Dan Patrick Show, as well as supporting original programming for its professional teams, horse racing, and international sports content such as Union of European Football Association league soccer.

Fuse

Fuse has focused on establishing itself as a unique multi-platform music destination, where artists and fans can interact and build relationships. Fuse Networks are currently distributed via its standard and high-definition channels, as well as through other programming offerings such as video-on-demand via Fuse On Demand, on-line via fuse.tv and to mobile technologies via Fuse Mobile. Currently Fuse has approximately 51 million viewing subscribers, 58 million subscribers according to Nielsen Media Research and has a video-on-demand platform that is available to over 31 million homes. Programming on Fuse focuses on music-related programming, including coverage of premier artists, events and festivals, original content and high profile concerts. Certain Fuse programming centers around its insider access to MSG Entertainment and Madison Square Garden’s venues that Fuse uses to create music programming, while offering a voice and enhanced exposure to artists. Madison Square Garden is the only company to own live venues as well as a nationally distributed music network which gives us the ability to work with artists to extend their performances nationally across multiple platforms.

Closely tied to MSG Entertainment and the Company’s iconic venues, we believe Fuse is positioned to provide artists and fans with a music experience that is not available anywhere else. Its unique access to Madison Square Garden assets allows Fuse to bring fans on-stage, off-stage and behind the stage of some of today’s hottest performances and events, while its ability to offer direct exposure to marketing opportunities for artists gives it credibility among today’s artists and their management. We believe this combination creates opportunities to expand Fuse’s distribution, domestically and internationally.

As part of its efforts to enhance its position within the music television space, Fuse has forged exclusive arrangements with popular artists, events and festivals, produced original programming and featured high profile concerts and events. These initiatives often represent a coordinated effort between MSG Entertainment and Fuse. Fuse’s current slate of programming includes:

•

Fuse Presents, a concert series that features performances by today’s biggest artists such as Linkin Park, Maroon 5, Elton John and Leon Russell, Drake, Dave Matthews Band, Kanye West, Jay-Z, John Mayer, Fall Out Boy and Z100’s Jingle Ball, primarily from our venues;

•

Hoppus on Music, an original weekly show hosted by the popular artist from the rock group Blink 182, covers everything in the world of music with exclusive interviews with top artists, news reports from correspondents in the field at tours, festivals and other music-related happenings, as well as in-studio panel discussions, all offering an entertaining spin on what’s hot in the music industry;

•

Talking with Strangers hosted by Grammy Award winner Cee-Lo Green, features artists showcasing their talents through both music and discussion. In this half-hour show, artists talk through their musical history, break down their songs and discuss the inspiration for specific verses and beats before performing their hits;

•

On The Record hosted by Fuse’s music insider Touré is a one-on-one interview series with today’s top artists. The series brings viewers exclusive and revealing in-depth conversations with some of the biggest and boldest names in music. Artists that have been featured in the series include Lady Gaga, Jay-Z, Rihanna, Cee-Lo Green, Kid Rock, Diddy, Ice Cube, T.I., Hole, and 50 Cent;

•	Hip Hop Shop, hosted by Touré, dives into the world of hip hop, with up-to-date news, videos, interviews and celebrity guests including T.I., Ne-Yo, Fabolous, Ice Cube, Ludacris and more;

•	Fuse Top 20 Countdown, hosted by music experts Allison Hagendorf and Juliya Chernetsky, takes viewers through the hottest and most talked about music videos of the week. This show also includes interviews with celebrity guests, a recap of the week’s biggest moments in music and the 20 most popular music videos of the week;

•	Artist Takeover features music videos, interviews and specials from a different artist every week including fan favorites like Britney Spears, Lil Wayne, Eminem and Lady Gaga; and

•

Specials and news reports from top music festivals including the Bonnaroo Music & Arts festival, Lollapalooza from Grant Park, Chicago and Voodoo Experience, the three-day New Orleans music art and culture festival.

Other Media Properties — MSG Interactive

MSG Media is also responsible for managing interactive and digital initiatives across all business segments. MSG Interactive is the network of websites and mobile, video on demand and digital platforms for all Madison Square Garden properties. It includes more than twenty interactive websites, social networking sites and mobile applications for our properties. Websites include msg.com, thegarden.com, beacontheatre.com, radiocity.com, chicagotheatre.com and fuse.tv, as well as sites dedicated to our sports teams (nyknicks.com, newyorkrangers.com, knicksnow.com and newyorkliberty.com). Like our MSG Sports business, the on-line operations relating to our sports teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See “— Regulation — Regulation of Our Media Business.” MSG Interactive properties also include the MSG Insider email, alert and mobile platform and a series of Madison Square Garden social network sites. The MSG Interactive business generates revenue for all Madison Square Garden segments via the sale of advertising and sponsorships on these digital properties. Additionally, MSG Interactive offers a strategic marketing asset that creates opportunities to market directly to our fans and cross-promote across our businesses.

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

In 2011, we replaced our option-to-buy the Forum, an iconic arena in Inglewood, California, with a definitive purchase agreement, with our obligation to close being subject to certain customary and other closing conditions.

Madison Square Garden Arena

The Madison Square Garden Arena has been a celebrated center of New York life since it first opened its doors in 1879. Over its 131-year history, there have been four Garden buildings, each known for showcasing the best of the era’s live entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete’s or performer’s career. Known simply as “The World’s Most Famous Arena,” The Garden has been the site of some of the most memorable events in sports and entertainment, and, along with The Theater at Madison Square Garden, hosted approximately 400 events and approximately four million visitors during the year ended December 31, 2010. The Garden is the highest-grossing entertainment venue in North America and the fourth highest-grossing entertainment venue in the world, based on Billboard Magazine’s 2011 midyear rankings. The Garden was also ranked number one venue of the decade in its respective class based upon gross ticket sales by Billboard Magazine in 2010. In addition, in its most recent poll, The Garden was voted “Arena of the Year” in 2010, for the 9th consecutive year, by the music industry subscribers of the trade magazine, Pollstar.

The Garden is currently home to the Knicks and Rangers, and is associated with countless “big events,” inspired performances and one-of-a-kind moments. The Garden’s highlights include “The Fight of the Century” between Muhammad Ali and Joe Frazier in 1971 (considered among the greatest sporting events in history); the 1970 Knicks’ NBA Championship; the Rangers’ 1994 Stanley Cup Championship; three Democratic National Conventions and one Republican National Convention; a landmark visit from Pope John Paul II; Marilyn Monroe’s famous birthday serenade to President John F. Kennedy; Frank Sinatra’s “Main Event” concert in 1974; Elton John’s record 62 performances; Billy Joel’s record-setting 12 consecutive sold-out shows; the only U.S. concerts from the reunited Cream; the 25th Anniversary Rock and Roll Hall of Fame concerts; and three prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, The Concert for Bangladesh in 1972, as well as The Concert for New York City, following the events of 9/11 and From the Big Apple to the Big Easy, following Hurricane Katrina in 2005.

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

The Madison Square Garden Arena Transformation

We believe that the Transformation of The Garden will have multiple benefits, including:

•

Providing a state-of-the-art venue that can continue to attract concerts, as well as other large, high profile sports, entertainment and other special events which benefit our customers, as well as the New York City economy;

•	Improving the experience of customers from the first row to the last;

•	Increasing our attractiveness to free agents in basketball and hockey;

•	Supporting our efforts to maximize our season ticket sales for our teams;

•	Increasing the breadth of VIP offerings and venue-based opportunities available to marketing partners;

•	Augmenting revenue streams; and

•	Providing a new point of origination for programming for our MSG Networks studios.

The Transformation is an example of our strategic commitment to invest in our core assets and continue to provide the kind of historic, unforgettable experiences that have long been a key component of our business. Focused on the total fan experience, the Transformation will benefit everyone in attendance, from the first row to the last, whether they are first time visitors, season ticket subscribers, athletes, suite holders or marketing partners. Our customers will experience improved sight lines, entertainment and dining options, new concourses, hospitality areas, views of the city, new technology and a completely transformed interior. The intimacy of the arena bowl and The Garden’s world famous ceiling will be maintained, and homage to the building’s storied history is planned. The current Transformation plan, which is designed to ensure that attending an event at The Garden is unlike anywhere else, will be specifically highlighted by:

•	The new Chase Square 7th Avenue entrance, which will nearly double the previous entrance in size and will feature interactive kiosks, retail space, climate controlled space, and broadcast area;

•	Public concourses doubling and tripling in size, some with spectacular city views;

•	A new wide selection of food and beverage options;

•	Larger, more comfortable seats;

•	Improved upper bowl sightlines that put patrons over 17 degrees closer to the action;

•	Two new one-of-a-kind bridges that will provide great views of the arena floor and offer a unique perspective for fans, which we refer to as the Chase Bridges;

•	State-of-the-art lighting, sound and LED video systems in high definition, and new fiber-optic cabling throughout the building;

•	Improved locker rooms, dressing rooms, green rooms and production offices;

•	Additional bathrooms with 50% more capacity; and

•

Corporate offerings: 20 Event Level suites that offer a lounge/entertaining atmosphere, 58 suites at the lower level of the arena (which we refer to as the “Madison Level”) that will be 40% larger and about halfway closer to the events than our current products and 18 remodeled 9th Level suites. There will also be three new club spaces, the 1879 Club presented by J.P. Morgan, the Delta SKY360 Club on the Event Level and the Madison Club on the 7th Floor of the arena.

See “Item 1A. Risk Factors — General Risks — We Have Undertaken an Extensive Transformation of The Garden, the Cost, Timing and Revenue Impact of Which are Uncertain,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010 — Consolidated Results of Operations — Depreciation and amortization” for additional information on the Transformation, including risks associated with the project.

The Theater at Madison Square Garden

The Theater at Madison Square Garden, which has approximately 5,600 seats, opened as part of the fourth Madison Square Garden Complex in 1968, with seven nights of performances by Judy Garland. Since then, some of the biggest names in the music world have played the theater, including Bob Dylan, Diana Ross, Elton John, James Taylor, Melissa Etheridge, Neil Young, Radiohead, The Doors and Van Morrison. The theater has also hosted boxing events, the NBA Draft, as well as award shows such as The Daytime Emmys and the Essence Awards. We also host theatrical productions, family shows and other special events in the theater. Today, The Theater at Madison Square Garden is the third-highest grossing entertainment venue of its size in the world, based on Billboard Magazine’s most recent 2011 midyear rankings.

Radio City Music Hall

Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first established by theatrical impresario S.L. “Roxy” Rothafel in 1932. Known as “The Showplace of the Nation” it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Perhaps best known as home to the country’s number one live holiday family show, the Radio City Christmas Spectacular, starring the world-famous Rockettes, Radio City Music Hall also hosts concerts, family shows and special events, such as the NFL Draft. See “— MSG Entertainment — Our Productions.” Today, Radio City Music Hall is the highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s most recent 2011 midyear rankings. Radio City Music Hall was also ranked number one venue of the decade in its respective class by Billboard Magazine based upon gross ticket sales.

Built for approximately $8 million in 1932, Radio City Music Hall was designated a New York City landmark in 1979 and a National Historic Landmark in 1987. We acquired the lease in 1997, and in 1999, in another example of our commitment to invest in our core assets to help drive our long-term business, we invested approximately $70 million on a complete restoration that returned the legendary theater to its original grandeur. Our acclaimed restoration included burnishing the ceilings of Radio City Music Hall with 720,000 sheets of gold and aluminum leaf, replacing the existing stage curtain with a new 112-foot wide golden silk replacement, and replacing its approximately 6,000 seats. All furniture, wall fabric, carpeting, lighting fixtures and appointments were cleaned, repaired or remade, and the three-story tall mural “The Fountain of Youth,” by Ezra Winter, which looms above the grand staircase, was cleaned of decades of grime, varnish and polyurethane. State-of-the-art sound systems, lighting and HDTV capabilities were also installed.

We lease Radio City Music Hall, located at Sixth Avenue and 50th Street in Manhattan, pursuant to a long-term lease. The lease on Radio City Music Hall expires in 2023. We have the option to renew the lease for an additional ten years by providing two years’ notice prior to the initial expiration date.

The Beacon Theatre

In November 2006, we entered into a long-term lease agreement to operate the legendary Beacon Theatre, which sits on the corner of Broadway and 74th Street in Manhattan. The Beacon Theatre was conceived of by S. L. “Roxy” Rothafel and is considered the “older” sister to Radio City Music Hall. Designed by Chicago architect Walter Ahlschlager, the Beacon Theatre opened in 1929 as a forum for vaudeville acts, musical productions, drama, opera, and movies. In 1979, the Beacon was designated a New York landmark building by the NYC Landmarks Preservation Commission and a national landmark on the National Register of Historic Places. Over its history, the Beacon has been a venerable rock and roll room for some of the greatest names in music including the Allman Brothers, Steely Dan, Elton John and Elvis Costello. The Beacon has also staged operatic events, including Madame Butterfly in 1988, and has hosted numerous luminaries, including His Holiness the Dalai Lama in 1999 and 2009, and President Bill Clinton in 2006, when the Rolling Stones played a private concert in honor of his 60th birthday.

In order to ensure that we could deliver a first-class experience to customers and performers, in August of 2008 we closed the Beacon for a seven-month restoration project to return the theater to its original 1929 grandeur, at a cost of approximately $17 million. The restoration of the Beacon focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, on-site examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall, and reflects our commitment to New York City, which we believe should have the world’s most iconic venues that provide unforgettable experiences for millions of patrons every year. The Beacon Theatre was the fourth-highest grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2011 midyear rankings.

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

Today, The Chicago Theatre has become a highly attractive destination for concerts, comedy shows and other live events, hosting a wide range of entertainers, such as Bob Dylan, Chris Rock, Fall Out Boy, Kanye West, Kathy Griffin and Steely Dan. The theater also has hosted Broadway tours, including Joseph and the Amazing Technicolor Dreamcoat and Dreamgirls. While continuing to present first-class concert events, we also continue to diversify The Chicago Theatre’s entertainment offerings. The Chicago Theatre is the eighth highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s most recent 2011 midyear rankings.

When we acquired The Chicago Theatre, we assumed certain obligations of the previous owner contained in a redevelopment agreement between that owner and the City of Chicago, all of which expire in 2014. Until the expiration of those obligations, we are required to obtain the approval of the City of Chicago in connection with any sale of The Chicago Theatre.

The Wang Theatre

Since August 2008, we have had a booking agreement in respect of the historic Wang Theatre in Boston. Under the booking agreement, we have been utilizing our experience in event production and entertainment marketing to increase the quantity and diversity of performances staged at the Wang Theatre. These performances include theatrical productions and family shows, such as MSG Entertainment’s The Radio City Christmas Spectacular, Yo Gabba Gabba!, and concerts, such as multi-night runs by Steely Dan, Jerry Seinfeld and performances from Leonard Cohen, Tony Bennett, Janet Jackson and Thom Yorke. The Wang Theatre seats approximately 3,600. The Wang Theatre is the seventh-highest grossing entertainment venue of its size in the world, based on Billboard Magazine’s most recent 2011 midyear rankings.

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

The depth of Madison Square Garden’s relationship with the Garden of Dreams Foundation, which is actively integrated with each of our business segments, reflects our commitment to positively impact our community. Since its inception in 2006, the Garden of Dreams Foundation and Madison Square Garden have created once-in-a-lifetime experiences for more than 175,000 tri-state area children facing obstacles, with approximately 152,000 tickets donated to organizations served by the Garden of Dreams Foundation.

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

The professional sports leagues, in which we operate, primarily the NBA and NHL, claim the right under certain circumstances to regulate important aspects of our sports business and our team-related interactive businesses. See “— Our Business — MSG Sports — The Role of the Leagues in Our Operations.”

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

Verizon and AT&T each have filed a program access complaint at the FCC against us and Cablevision challenging their respective lack of access to our terrestrially-delivered MSG HD and MSG Plus HD services. DISH Network has filed a program access complaint at the FCC against us and Cablevision alleging, among other things, that the terms and conditions we offered DISH Network for carriage of our networks were discriminatory and unfair. We and Cablevision are vigorously contesting these complaints. Cablevision has been dismissed as a defendant in the case filed by DISH Network, but the complaint against us remains pending.

Program Carriage

The FCC has sought comment on proposed changes to the rules governing carriage agreements between cable programming networks and cable operators or other multichannel video distributors. Some of these changes could give an advantage to cable programming networks that are not affiliated with any distributor and make it easier for those programming networks to challenge a distributor’s decision to terminate a carriage agreement or to decline to carry a network in the first place.

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

Website and Mobile Application Requirements

Madison Square Garden maintains various websites and mobile applications that provide information and content regarding its businesses and may offer merchandise for sale. The operation of these websites and applications may be subject to a range of federal, state and local laws such as privacy and consumer protection regulations. The online and mobile operations relating to our sports teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See “— Our Business — MSG Sports — The Role of the Leagues in Our Operations.”

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

As a result of the large number of options available, we face strong competition for the general New York area sports fan. We must compete with these other sporting events in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games and the prices we charge for our tickets. In addition, for fans who prefer the unique experience of NHL hockey, we must compete with the Islanders and Devils as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete, in varying respects and degrees, with the New Jersey Nets as well as other NBA teams and the NBA itself.

In addition, we also compete to varying degrees with other productions and live entertainment events for advertising and sponsorship dollars.

See “Item 1A. Risk Factors — Risks Relating to Our Sports Business — Our Sports Business Faces Intense and Wide-Ranging Competition, Which May Have a Negative Effect on Our Profitability.”

Competition in Our Entertainment Business

Our entertainment business competes, in certain respects and to varying degrees, with other live performances, sporting events, movies, home entertainment (including television, home video and gaming devices) and the large number of other entertainment and public attraction options available to members of the public. Our businesses, such as our live productions and our sporting events, typically represent alternative uses for the public’s entertainment dollar. The primary geographic area in which we operate, New York City, is among the most competitive entertainment markets in the world, with the world’s largest live theater industry and extensive performing arts venues, eleven major professional sports teams, numerous museums, galleries and other attractions, and numerous movie theaters available to the public. We compete with these other entertainment options on the basis of the quality of our productions and the public’s interest in our content, as well as on the price of our tickets and the quality and location of our venues.

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

See “Item 1A. Risk Factors — Risks Relating to Our Entertainment Business — Our Entertainment Business Faces Intense and Wide-Ranging Competition Which May Have a Negative Effect on Our Profitability.”

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

See “Item 1A. Risk Factors — Risks Relating to Our Media Business — Our Media Business Faces Intense and Wide-Ranging Competition Which May Have a Negative Effect on Our Profitability.”

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

Competition for Entertainment Programming Sources

With respect to the acquisition of music-related and entertainment programming, such as concerts, festivals, syndicated programs and movies, which are not produced by or specifically for programming networks, our competitors include national commercial broadcast television networks, local commercial broadcast television stations, the Public Broadcasting Service and local public television stations, pay-per-view programs, and other cable programming networks. Internet and mobile-based video content distributors may also compete for the acquisition of content or the rights to distribute content.

Competition for Sports Programming Sources

Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our sports networks. We own the programming rights to the Knicks, the Rangers and the Liberty. We also have in place long-term rights agreements covering the media rights to the Islanders, Devils and Sabres. Our rights with respect to these professional teams may be limited in certain circumstances. See “— Our Business — MSG Sports — The Role of the Leagues in Our Operations.” Our programming networks compete for telecast rights for other teams or events principally with national or regional cable networks that specialize in or carry sports programming; television “superstations” which distribute sports and other programming by satellite; local and national commercial broadcast television networks; and independent syndicators that acquire and resell such rights nationally, regionally and locally. Some of our competitors may own or control, or are owned or controlled by, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their systems. Our programming networks may also compete with Internet-based distributors of sports programming.

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

Employees

As of June 30, 2011 we had 1,337 full-time union and non-union employees and 7,268 part-time union and non-union employees. Approximately 63% of our employees were represented by unions as of June 30, 2011. Labor relations in general and in the sports and theater industry in particular can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.

The NHL players and the NBA players are covered by CBAs between the National Hockey League Players’ Association (“NHLPA”) and the NHL and between the National Basketball Players Association (“NBPA”) and

the NBA, respectively. Both the NHL and the NBA have experienced labor difficulties in the past and may have labor issues in the future. The most recent CBA between the NBA and NBPA expired on June 30, 2011 and, effective July 1, 2011 the NBA declared a lockout of NBA players, which is ongoing. See Item 1A. “Risk Factors — General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations.”

Financial Information about Segments and Geographic Areas

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area. Financial information by business segments for the six months ended June 30, 2011 and for each of the years ended December 31, 2010, 2009 and 2008 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Financial Statements and Supplementary Data,” which are in Part II, Items 7 and 8, respectively, of this Transition Report on Form 10-K/T.

Item 1A. Risk Factors

Risks Relating to Our Sports Business

Our Sports Business Faces Intense and Wide-Ranging Competition, Which May Have a Negative Effect on Our Profitability.

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

Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Negatively Affect Our Financial Performance.

Creating and maintaining our sports teams’ popularity and/or on-court and on-ice competitiveness is key to the success of our sports business. Accordingly, efforts to improve our revenues and earnings from operations from period to period may be secondary to actions that management believes will generate long-term value. As with other sports teams, the competitive positions of our sports teams depends primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. Our efforts in this regard may include, among other things, trading for highly compensated players, signing draft picks, free agents or current players to new contracts, engaging in salary arbitration with existing players and terminating and waiving players. Any of these actions could increase expenses for a particular period, subject to any salary cap restrictions contained in the respective leagues’ collective bargaining agreements. There can be no assurance that any actions taken by management to increase our long-term value will be successful.

A significant factor in our ability to attract and retain talented players is player compensation. NBA and NHL player salaries have generally increased significantly and may continue to increase. Although collective bargaining agreements between the NBA and the NBPA and the NHL and the NHLPA generally cap league-wide player salaries at a prescribed percentage of league-wide revenues, such provisions do not apply on a team-by-team basis and, accordingly, we may pay our players different aggregate salaries and a different proportion of our revenues than other NBA or NHL franchises. Future collective bargaining agreements may increase the percentage of league-wide revenues to which NBA or NHL players are entitled, which may further increase our costs. In addition, although the NBA’s current CBA with its players has expired and is being renegotiated, we may be obligated in the future to pay NBA luxury tax, depending on the terms of the new CBA and the aggregate salaries paid to our NBA players. Significant increases in players’ salaries or NBA luxury tax payments could have a material negative effect on our business, results of operations and cash flows if the increases are not offset by adequate increases in revenue.

We have incurred significant charges since 2008 for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. These expenses add to the volatility of the results of our MSG Sports segment.

The Actions of the Basketball and Hockey Leagues May Have a Material Negative Effect on Our Businesses.

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

The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the national and international rights to telecast the games of league members, including the Knicks and the Rangers, licensing of the rights to produce and sell merchandise bearing the logos of our teams and the leagues, and the Internet activities of our teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. We receive a share of the income the NBA and the NHL generate from these contracts, which expire from time to time. There can be no assurance that the NBA or the NHL will be able to renew these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. Changes to national and international telecast rights could also impact the availability of games covered by our local telecast rights and could affect our revenues. The leagues have asserted control over certain other important decisions, under certain circumstances, such as the length and format of the playing season, including preseason and playoff schedules, the operating territories of the member teams, admission of new members, franchise relocations, labor relations with the players associations, collective bargaining, free agency, and luxury taxes and revenue sharing. Decisions on these matters, some of which are also subject to the terms of the relevant collective bargaining agreement, may materially affect our business. In addition, the NBA (under the NBA CBA that expired June 30, 2011) imposed a luxury tax and escrow system with respect to player salaries and a revenue assistance plan (which was in effect through the 2010-11 NBA season). The NHL imposes an escrow system and a revenue sharing system. See “— General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations.”

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

The NBA CBA expired on June 30, 2011 and effective July 1, 2011, the NBA declared a lockout of its players. See “— General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations” for a discussion of the impact from the NBA lockout.

Injuries to Players on Our Sports Teams Could Hinder Our Success.

To the degree that our financial results are dependent on our sports teams’ popularity and/or on-court and on-ice success, the likelihood of achieving such popularity or competitive success may, given the nature of sports, be substantially impacted by serious and/or untimely injuries to key players. Nearly all of our Knicks and Rangers players, including those with multi-year contracts, have partially or fully guaranteed contracts, meaning that in some cases (subject to the terms of the applicable player contract and collective bargaining agreement), a player or his estate may be entitled to receive his salary even if the player dies or is unable to play as a result of injury. These salaries represent significant financial commitments for our sports teams. We are generally insured against having to pay salaries in the event of a player’s death and seek to obtain disability insurance policies for substantially all of our material player contracts. In the event of injuries sustained resulting in lost services (as defined in the insurance policies), generally the insurance policies provide for payment to us of a portion of the player’s salary for the remaining term of the contract or until the player can resume play, in each case following a deductible number of missed games. Such insurance may not be available in certain circumstances or on terms that are commercially feasible or such insurance may contain significant dollar limits and/or exclusions from coverage for preexisting medical conditions. We may choose not to obtain (or may not be able to obtain) such insurance in some cases and we may change coverage levels (or be unable to change coverage levels) in the future.

In the absence of disability insurance, we may be obligated to pay all of an injured player’s salary. In addition, player disability insurance policies do not cover any NBA luxury tax that we may be required to pay under the NBA CBA in the event the new NBA CBA includes a luxury tax. For example, for purposes of determining NBA luxury tax under the expired NBA CBA, salary payable to an injured player was included in team salary, unless and until that player’s salary was removed from the team salary for purposes of calculating NBA luxury tax which, pursuant to the terms of the expired NBA CBA, required a waiting period of one year and satisfaction of other conditions. Replacement of an injured player may result in an increase in salary and (if applicable under a new NBA CBA) NBA luxury tax expense for us, subject to the terms of the applicable CBA.

Risks Relating to Our Entertainment Business

Our Entertainment Business Faces Intense and Wide-Ranging Competition Which May Have a Negative Effect on Our Profitability.

Our entertainment business competes, in certain respects and to varying degrees, with other leisure-time activities such as television, radio, motion picture, Broadway shows, sporting events, the Internet and online services, including sites for online music services and content distribution, home video and other alternative sources of entertainment and information, in addition to competing concert and event venues for total entertainment dollars in our marketplace. The success of our entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular, and, to a lesser extent, the availability of, and our venues’ ability to attract concerts, family shows and other events, competition for which is intense. For example, our Madison Square Garden Complex, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York area. The Chicago Theatre and the Wang Theatre face similar competition from other venues in Chicago and Boston, respectively, and elsewhere.

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

The Success of Our Entertainment Business Depends on the Continued Popularity of Our Live Productions, Particularly the Radio City Christmas Spectacular the Decline of Which Could have a Negative Impact on Our Revenues.

The financial results of our entertainment business are dependent on the popularity of our live productions with audiences in New York, as well as other cities where the Radio City Christmas Spectacular is performed. In particular, our entertainment business depends on the continuing popularity of the Radio City Christmas Spectacular at Radio City Music Hall, which represented 39% of our MSG Entertainment segment’s revenues in 2010. Should the popularity of the Radio City Christmas Spectacular decline, our revenues from ticket sales, and concession and merchandise sales would likely also decline, and we might not be able to replace the lost revenue with revenues from other sources.

Our Strategy for Our Entertainment Business Includes the Development of New Live Productions and the Possible Addition of New Venues, Each of Which Could Require Making Considerable Investments for Which There Can be No Guarantee of Success.

As part of our business strategy, we intend to develop new productions and live entertainment events, which may include expansions of our existing productions or relationships or the creation of entirely new live productions. Expansion of productions or the development of new productions could require significant upfront investment in sets, staging, creative processes, casting and advertising and dislocation of other alternative sources of entertainment that may have played in our venues absent these productions. To the extent that any efforts at expanding productions or creating new productions do not result in a viable live show, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may lose all or a portion of such investments. For example, in 2010 we incurred an impairment charge related to Banana Shpeel, our co-production with Cirque du Soleil.

Our strategy also involves the possible addition of venues, including in additional major markets beyond New York, Chicago and Boston. Any such additions may involve purchasing or acquiring control of existing venues, renovating acquired venues or constructing new venues and could require significant investment. In pursuing such an expansion strategy, we will face risks, potentially including risks associated with the construction of new facilities or renovations of existing facilities, such as cost overruns and construction delays, risks associated with financing, such as the potential lack of availability of adequate financing to commence or complete an acquisition, development or renovation, risks associated with operating in new markets and the risk that we may lose all or a part of our investment in any additional venues. In 2011, we replaced our option-to-buy the Forum, an iconic arena in Inglewood, California, with a definitive purchase agreement, with our obligation to close being subject to certain customary and other closing conditions.

Risks Relating to Our Media Business

Our Media Business Faces Intense and Wide-Ranging Competition Which May Have a Negative Effect on Our Profitability.

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

We May Not Be Able to Adapt to New Content Distribution Platforms and to Changes in Consumer Behavior Resulting from These New Technologies, Which May Adversely Affect Our Business.

We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. Additionally, we must adapt to changing consumer behavior driven by advances such as digital video recorders (or “DVRs”), video-on-demand, Internet-based content delivery and mobile devices. Such changes may impact the revenues we are able to generate from our traditional distribution methods, either by decreasing the viewership of our programming networks on cable and other multichannel video distribution systems or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there could be a negative effect on our business.

The Success of Our Media Business Also Depends on Affiliation Fees, and on the Existence of Agreements with a Limited Number of Distributors for Our Programming the Loss of Which Could Negatively Affect Our Results of Operations.

Our media business derives much of its revenues from affiliation fees paid by Distributors that provide video service, as well as sales of advertising. Changes in affiliation fee revenues result from a combination of changes in rates and changes in subscriber counts, factors that may be largely out of our control.

Our success is dependent upon the existence and terms of agreements between our programming networks and Distributors. Existing affiliation agreements of our programming networks expire at various dates. Although historically we have generally been able to secure distribution of our programming networks, we cannot assure you that we will be able to renew these affiliation agreements, or to obtain terms similar to our existing agreements in the event of a renewal. For example, in 2010 DISH Network dropped carriage of all of our programming networks and continues to not carry our programming networks as of the date hereof. See “Item 7. Management’s Discussion and Analysis of Financial Condition — Results of Operations — Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010 — Consolidated Results of Operations.” Our affiliation agreements generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the year for the MSG Networks. If we were unable to meet these criteria, we could become subject to remedies available to the Distributors, which may include fee reductions, rebates or refunds and/or termination of these agreements in some cases. In addition, under certain circumstances, an existing affiliation agreement may expire and the parties may have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In certain of these circumstances, the affiliate may continue to carry the service(s) until execution of definitive renewal or replacement agreements (or until we or the affiliate determine that carriage should cease).

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

Our media business is dependent on advertising revenues, which, in turn, depend on a number of factors, many of which are beyond our control, such as the health of the economy in the markets our businesses serve and in the nation as a whole, general economic trends in the advertising industry, the popularity of our programming, the activities of our competitors, including increased competition from other forms of advertising-based media (such as newspapers, cable television, Internet and radio), technological developments (such as use of DVRs) and consumer adoption thereof, consumer budgeting and buying patterns, extent of distribution and team performance. A continuing decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities, which could cause our revenues and operating results to decline significantly in any given period. In addition, we cannot assure that our programming will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, the level of distribution of our programming, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our advertising revenues to decline as a result of changes to the ratings for our programming.

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

We May Be Unable to Obtain Programming from Third Parties on Reasonable Terms or at All, Which Could Lead to Higher Costs.

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

General Risks

Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Impacted by the Economic Downturn and Financial Instability.

Our businesses depend upon the ability and willingness of consumers and businesses to purchase tickets (including season tickets) or to license suites at our facilities and to spend on concessions and merchandise. In addition, our business is dependent upon advertising and sponsorship revenues. As a result, instability and continued weakness of the U.S. and global economies and the negative effects on consumers’ discretionary spending may negatively affect our revenues.

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

Our Businesses Are Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and Rangers, Which Cannot Be Assured.

Our financial results have historically been dependent on, and are expected to continue to depend in large part on, the Knicks and Rangers remaining popular with our fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, concession and merchandise sales during the regular season, greater shares of total viewership and increased advertising sales. Furthermore, success in the regular season may qualify a team for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by our teams and, more importantly, by generating increased excitement and interest in our teams, which can improve attendance and viewership in subsequent seasons. There can be no assurance that any sports teams, including the Knicks and Rangers, will compete in post-season play in 2012 or thereafter.

We Have Undertaken an Extensive Transformation of The Garden, the Cost, Timing and Revenue Impact of Which Are Uncertain.

We are pursuing a major renovation of The Garden, which we refer to as the Transformation. As with any major renovation project, the Transformation is subject to potential unexpected delays, costs or other problems. Depending upon the severity and timing, such events could materially and negatively affect our business, results of operations and cash flows. The Transformation is discussed in greater detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

In order to most efficiently and effectively complete the Transformation, it remains a year-round project. Our goal is to minimize disruption to current operations and, to achieve this, we plan for The Garden to remain open for the Knicks’ and Rangers’ regular seasons and playoffs. We have closed The Garden and The Theater at Madison Square Garden for the off-season following the Knicks’ and Rangers’ playoffs in 2011 and we plan to close The Garden and The Theater at Madison Square Garden after the conclusion of the Knicks’ and Rangers’ seasons, including the playoffs, in the 2012 and 2013 calendar years. The outcome of the Knicks’ and Rangers’ seasons will determine when the venues will close. Given that we cannot know in advance when those seasons will end, we are generally not booking live entertainment or other sporting events from a period commencing in April and ending in October. We will not host pre-season Rangers’ games in the 2011 calendar year at The Garden. Consequently, we expect to lose revenues as a result of this schedule.

As we transform the lower bowl of The Garden, with the help of our project manager, construction manager and architect, we continue to refine our near-term construction phasing. For example, we accelerated portions of the construction work, previously planned for the 2011 off-season, earlier into calendar 2011 while the building was still in use for events. While this initiative increased overall project costs, we believe it was advisable to accelerate work where we could do so, given the complexity of the project and the benefits of reducing some scheduling pressure on our off-season months. We were able to accomplish this effort while minimizing disruption to our customers. We are currently in our first off-season shutdown, after which we will gain important experience and knowledge related to the project. While we have previously provided a range of projected construction costs for the Transformation project, we continue to believe it would be imprudent and premature to provide an estimate at this time. Rather, for planning and liquidity purposes, and to be prudent and cautious, we have factored in a reserve, which may or may not be entirely necessary, that is 15% above the high-end of the previously provided cost range of $850 million.

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

Our programming business is subject to direct and indirect government regulation, in part as a result of federal communications laws and FCC regulations applicable because we have common directors, officers and shareholders with Cablevision. For FCC purposes, the common directors and five percent or greater shareholders of each of Cablevision and Madison Square Garden are deemed to hold attributable interests in each of the companies. As a result, certain regulations applicable to a programming network affiliated with a cable television operator apply to Madison Square Garden. This affiliation may also limit the activities or strategic business alternatives available to Madison Square Garden, including the ability to own or operate media properties we do not presently own or operate. Other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly. See “Item 1. Business — Regulation — Regulation of Our Media Business.” Legislative enactments, court actions, and federal regulatory proceedings could materially affect our programming business by modifying the rates, terms, and conditions under which we offer our programming services to distributors and the public, or otherwise materially affect the range of our activities or strategic business alternatives. We cannot predict the likelihood or results of any such legislative, judicial, or regulatory actions. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, our programming business will be affected. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our programming business. The regulation of cable television services and satellite carriers is subject to the political process and has been in constant flux over the past two decades. Further material changes in the law and regulatory requirements must be anticipated. We cannot assure you that our programming business will not be adversely affected by future legislation, new regulation or deregulation.

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

Our venues are subject to zoning regulations including permits relating to operation of The Garden. The Madison Square Garden Arena operates under a zoning special permit granted by the New York City Planning Commission in 1963, which is scheduled to expire in 2013. There can be no assurance regarding renewal of the permit or the terms thereof.

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

We May Be Exposed to Business, Reputational and Litigation Risk if there is Loss, Disclosure or Misappropriation of or Access to Our Customers’ Personal Information or Other Breaches of Our Information Security.

Through our operations, we collect and store certain personal information that our customers provide to make purchases, register on our websites, or otherwise communicate and interact with us. These activities require the use of online services and centralized data storage, including through third party service providers. Our ability to safeguard our customers’ personal information and other confidential information, including Company and employee data, is important to our business. We take these matters seriously and have taken significant steps to protect consumer, employee and confidential information. Nevertheless, our information technology and other systems that maintain and transmit consumer information may be compromised by a malicious penetration of our network security, or that of a third party service provider. As a result, our customers’ or employees’ personal information may be lost, disclosed, accessed or taken without their consent, and the security of our other confidential information may be compromised.

Any penetration of our network security or other misappropriation or misuse of personal consumer or employee information could subject us to business interruption and litigation and our reputation could be damaged, which could have an adverse effect on our business, financial condition and results of operations.

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

A Change to or Withdrawal of New York City Real Estate Tax Exemption Could Have a Material Negative Effect on Our Business, Results of Operations and Cash Flows.

Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For the fiscal year ended June 30, 2011, this tax exemption resulted in an annual after-tax benefit to net income of approximately $7.5 million. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State. There can be no assurance that the tax exemption will not be amended in a manner adverse to us or repealed in its entirety, either of which could have a material negative effect on our business, results of operations and cash flows.

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

Our business has been characterized by significant expenditures for properties and businesses, for renovations and for productions. In particular, our Transformation of The Garden requires significant cash resources. In the future we may also engage in similar transactions and such transactions may depend on our ability to obtain financing. We may also seek financing to fund our ongoing operations.

Although we have a credit facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements”), our ability to draw on such facility will depend on our ability to meet certain financial tests and other conditions. In addition, there can be no assurance that we will be able to refinance any such facility in the future or raise any required additional capital or do so on favorable terms. Depending upon conditions in the financial markets, we may not be able to raise additional capital on favorable terms, or at all. In addition, as described above, the leagues in which our sports teams compete may have, under certain circumstances, approval rights over certain financing transactions, and in connection with those rights, could affect our ability to obtain such financing. If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs. Our choice of which spending programs to cancel or reduce may be limited, although we do not currently anticipate that unavailability of financing in any circumstances would materially affect our spending on player salaries in any respect. Failure to successfully pursue our capital expenditure and other spending plans could materially and negatively affect our ability to compete effectively.

Our Business Is Subject to Seasonal Fluctuations.

The revenues of our MSG Sports and MSG Entertainment segments tend to be seasonal. For example, because 39% of our MSG Entertainment segment’s revenues and 10% of our consolidated revenues in the 2010 calendar year, net of intersegment eliminations, were derived from our Radio City Christmas Spectacular franchise, the revenues of our MSG Entertainment segment are highest in the calendar fourth quarter when these performances primarily occur. As a result, MSG Entertainment earns a disproportionate amount of its revenue and operating income in the calendar fourth quarter of each year. Similarly, because of the nature of the NBA and NHL playing seasons, revenues from our sports teams are concentrated in the first and last quarters of each calendar year. Revenues from our business on a consolidated basis tend to be at their lowest in the second and third quarters of the calendar year.

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

NBA players are covered by a CBA between the NBPA and the NBA (although such agreement expired on June 30, 2011). NHL players are covered by a CBA between the NHLPA and the NHL. Both the NHL and the NBA have experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or management lockouts. In 1992, the NHLPA conducted a 10-day strike. A lockout during the 1994-95 NHL season resulted in the regular season being shortened from 84 to 48 games. A lockout beginning in September 2004 resulted in the cancellation of the entire 2004-05 NHL season. The current NHL collective bargaining agreement was last negotiated in 2005 and expires in September 2012. The NBA has also experienced labor difficulties, including a lockout during the 1998-99 season, which resulted in the regular season being shortened from 82 to 50 games.

NBA players, including those who play for the Knicks, are covered by a CBA between the NBA and the NBPA that was in effect through June 30, 2011. Since the summer of 2009, the NBA and the NBPA have been engaged in negotiations for a successor collective bargaining agreement. The NBA CBA expired on June 30, 2011 and effective July 1, 2011, the NBA declared a lockout of its players. If no agreement is reached on the terms of a new CBA, there is the potential that this work stoppage could result in the loss of scheduled NBA games beginning with the 2011-12 NBA season. Although the ultimate outcome of this matter cannot be determined at this time, if the lockout continues for a significant duration, the loss of games as a result of the absence of a CBA may have a material negative effect on our revenues, operating income and AOCF.

The Unavailability of Satellites, Facilities and/or Systems upon Which We Rely Could Have a Material Negative Effect on Our Business or Results of Operations.

We use satellite and other systems to transmit our program services to Distributors. The distribution facilities include uplinks, communications satellites and downlinks. Notwithstanding certain back-up and redundant systems, transmissions may be disrupted, including as a result of disasters that impair uplinks, downlinks or transmission facilities or the impairment of satellite or terrestrial facilities. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. In addition, we rely upon various third-party software or systems in the operation of our business, including, with respect to credit card processing, point of sale transactions, ticket sales, database, inventory, human resource management and financial systems. From time to time, certain of these arrangements may not be covered by long-term agreements. The failure or unavailability of distribution facilities or these third-party services, depending upon its severity and duration, could have a material negative effect on our business, results of operations and cash flows.

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

To preserve the tax-free treatment of the Distribution to Cablevision and its shareholders, under the Tax Disaffiliation Agreement with Cablevision, until February 9, 2012, we are subject to restrictions with respect to:

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

Our Historical Financial Results as a Business Segment of Cablevision May Not Be Representative of Our Results as a Separate, Stand-Alone Company.

Certain of the historical financial information we have included in this Transition Report on Form 10-K/T has been derived from the consolidated financial statements and accounting records of Cablevision and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone company during the periods presented. Although Cablevision did account for our Company as a business segment, we were not operated as a separate, stand-alone company for the historical periods presented other than 2010 and the six months ended June 30, 2011. The historical costs and expenses reflected in our consolidated financial statements include an allocation for certain corporate functions historically provided by Cablevision, including general corporate expenses and employee benefits and incentives. These allocations were based on what we and Cablevision considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future.

We Are Controlled by the Dolan Family.

We have two classes of common stock:

•	Class B Common Stock, which is generally entitled to ten votes per share and is entitled collectively to elect 75% of our Board of Directors, and

•	Class A Common Stock, which is entitled to one vote per share and is entitled collectively to elect the remaining 25% of our Board of Directors.

As of July 29, 2011, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively own all of our Class B Common Stock, approximately 3.6% of our outstanding Class A Common

Stock and approximately 70% of the total voting power of all our outstanding common stock. Of this amount, Charles F. Dolan, a director and the father of the Executive Chairman, and his spouse control approximately 46% of our outstanding Class B Common Stock, approximately 1% of our outstanding Class A Common Stock and approximately 32% of the total voting power of all our outstanding common stock. The members of the Dolan family holding Class B Common Stock have executed a voting agreement that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. The Dolan family is able to prevent a change in control of our Company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan family.

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

We Have Elected to Be a “controlled company” for The NASDAQ Stock Market LLC Purposes Which Allows Us Not to Comply with Certain of the Corporate Governance Rules of The NASDAQ Stock Market LLC.

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

Transfers and Ownership of Our Common Stock Are Subject to Restrictions Under Rules of the NBA and the NHL and Our Certificate of Incorporation Provides Us with Remedies Against Holders Who Do Not Comply with Those Restrictions.

The Company is the owner of professional sports franchises in the NBA and the NHL. As a result, transfers and ownership of our Common Stock are subject to certain restrictions under the constituent documents of the NBA and the NHL as well as the Company’s consent agreements with the NBA and the NHL in connection with their approval of the Distribution. These restrictions are described under “Description of Capital Stock Class A Common Stock and Class B Common Stock Transfer Restrictions” in our registration statement on Form 10 filed with the Securities and Exchange Commission. In order to protect the Company and its NBA and NHL franchises from sanctions that might be imposed by the NBA or the NHL as a result of violations of these restrictions, our amended and restated certificate of incorporation provides that, if a transfer of shares of our Common Stock to a person or the ownership of shares of our Common Stock by a person requires approval or other action by a league and such approval or other action was not obtained or taken as required, the Company shall have the right by written notice to the holder to require the holder to dispose of the shares of Common Stock which triggered the need for such approval. If a holder fails to comply with such a notice, in addition to any other remedies that may be available, the Company may redeem the shares at 85% of the fair market value of those shares.

We Share Certain Key Executives and Directors with Cablevision and AMC Networks Which Means Those Executives Will Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts.

Our Executive Chairman, James L. Dolan, also serves as the President and Chief Executive Officer of Cablevision and our President and Chief Executive Officer, Hank J. Ratner also serves as a Vice Chairman of Cablevision. This arrangement is similar to the historical situation whereby Messrs. Dolan and Ratner have served as senior officers of both companies. As a result, the two most senior officers of the Company do not devote their full time and attention to the Company’s affairs. In addition, nine members of our Board of Directors are also directors of Cablevision, seven members of our Board of Directors are also directors of AMC Networks, an affiliate of the Company, and several of our directors serve as employees of Cablevision and AMC Networks concurrently with their service on our Board of Directors. These officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on the one hand, and Cablevision or AMC Networks, on the other hand, look at acquisitions and other corporate opportunities that may be suitable for both companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between Cablevision or AMC Networks and us. In addition, certain of our directors and officers own Cablevision or AMC Networks stock and options to purchase Cablevision or AMC Networks stock, as well as cash performance awards with any payout based on Cablevision’s performance, including Messrs. Charles F. Dolan, James L. Dolan, Hank J. Ratner, Robert M. Pollichino and Lawrence J. Burian. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and Cablevision or AMC Networks. See “Certain Relationships and Related Party Transactions — Certain Relationships and Potential Conflicts of Interest” in our Annual Report on Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission on April 1, 2011 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with Cablevision that may arise.

Our Overlapping Directors and Executive Officers with Cablevision and AMC Networks May Result in the Diversion of Corporate Opportunities and Other Conflicts to Cablevision and AMC Networks and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.

The Company’s amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of Cablevision and its subsidiaries and that the Company may engage in material business transactions with such entities. The Company has renounced its rights to certain business opportunities and the Company’s amended and restated certificate of incorporation provides that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of Cablevision and its subsidiaries will be liable to the Company or its shareholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our certificate of incorporation) to Cablevision or any of its subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. The Company’s Board of Directors has adopted resolutions putting in place arrangements similar to the foregoing provisions on corporate opportunities with respect to directors and/or officers of the Company who are also directors or officers of AMC Networks Inc., a company which Cablevision spun off to its stockholders on June 30, 2011. Our amended and restated certificate of incorporation also expressly validates certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and Cablevision and/or any of its subsidiaries and, to the fullest extent permitted by law, provide that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective shareholders. See “Description of Capital Stock — Certain Corporate Opportunities and Conflicts” in our registration statement on Form 10 filed with the Securities and Exchange Commission.

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

In 2011, we replaced our option-to-buy the Forum, an iconic arena in Inglewood, California, with a definitive purchase agreement, with our obligation to close being subject to certain customary and other closing conditions.

Item 3. Legal Proceedings

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock is listed on NASDAQ under the symbol “MSG”.

Performance Graph

The following graph compares the relative performance of our Class A Common Stock, the Russell Midcap Index and the Russell 3000 Entertainment Index. This graph covers the period from February 9, 2010 (the first day our Class A Common Stock began trading on NASDAQ) through June 30, 2011. The stock price performance included in this graph is not necessarily indicative of future stock performance.

	Base Period 2/9/2010	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011
The Madison Square Garden Company	100	119.26	107.96	115.75	141.49	148.13	151.10
Russell Midcap Index	100	108.67	97.94	110.97	125.48	135.05	135.62
Russell 3000 Entertainment Index	100	110.41	98.30	105.60	118.90	136.14	130.09

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the U.S. Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

As of June 30, 2011, there were 1,016 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock, par value $.01 per share. As of June 30, 2011, there were 19 holders of record of our Class B Common Stock.

We did not pay any dividend on our common stock during the Transition Period and do not expect to pay a cash dividend on our common stock for the foreseeable future.

Price Range of MSG Class A common stock

The following tables set forth for the periods indicated the intra-day high and low sales prices per share of our Class A Common Stock as reported on NASDAQ:

For the Transition Period from January 1, 2011 to June 30, 2011	High	Low
For the Quarter ended March 31, 2011	$29.97	$23.94
For the Quarter ended June 30, 2011	30.21	25.73

Year Ended December 31, 2010
For the Period from February 10, 2010 to March 31, 2010 (a)	$22.09	$16.35
For the Quarter ended June 30, 2010	22.71	18.70
For the Quarter ended September 30, 2010	21.91	18.39
For the Quarter ended December 31, 2010	25.86	20.28

(a)

Madison Square Garden became a publicly traded company on February 9, 2010 upon the distribution by Cablevision to its stockholders of all of the outstanding common stock of Madison Square Garden. See Item 1. “Business” for discussion of our operating history.

On July 29, 2009, in connection with the incorporation of The Madison Square Garden Company, Regional Programming Partners, an indirect subsidiary of Cablevision, acquired 1,000 shares of common stock of The Madison Square Garden Company for $10.

On January 12, 2010, in connection with the Distribution and related transactions, Regional Programming Partners acquired 5,000 shares of common stock of The Madison Square Garden Company in consideration for contributing 100% of the outstanding stock and limited liability company interests, respectively, of Rainbow Garden Corp. and MSG Regional Holdings LLC, which in turn held, directly and indirectly, 100% of MSG L.P. On February 5, 2010, pursuant to our amended and restated certificate of incorporation, the 6,000 shares of common stock outstanding were converted to 61,913,882.25 shares of our Class A Common Stock and 13,588,562.75 shares of our Class B Common Stock.

Item 6. Selected Financial Data

The operating and balance sheet data included in the following selected financial data table have been derived from the consolidated financial statements of The Madison Square Garden Company and its subsidiaries (which for periods prior to February 9, 2010, represents a combination of certain media, entertainment and sports businesses and assets that were historically owned and operated as parts of Cablevision). The financial information presented below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a separate publicly-traded entity during the periods presented other than 2011 and 2010. The selected financial data presented below should be read in conjunction with the consolidated financial statements included in Item 8. of this Transition Report on Form 10-K/T and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008	2007	2006
		(in thousands, except per share data)
Operating Data:
Revenues	$564,287	$1,157,136	$1,062,417	$1,042,958	$1,002,182	$905,196
Operating expenses:
Direct operating (excluding depreciation and amortization shown below)	331,306	686,442	682,337	724,904	635,108	637,090
Selling, general and administrative	143,179	279,263	273,712	270,065	243,196	222,962
Gain on curtailment of pension plans(a)	—	—	—	—	(15,873)	—
Restructuring expense	—	—	—	—	221	143
Depreciation and amortization	44,926	56,907	61,336	66,231	62,223	64,995

Operating income (loss)	44,876	134,524	45,032	(18,242)	77,307	(19,994)
Other income (expense):
Interest income (expense), net	(2,216)	(3,457)	(1,117)	1,919	11,607	6,212
Miscellaneous	5,561	3,924	2,000	—	(1,000)	(250)

Income (loss) from operations before income taxes and cumulative effect of a change in accounting principle	48,221	134,991	45,915	(16,323)	87,914	(14,032)
Income tax benefit (expense)	(20,607)	(51,611)	(18,266)	11,387	(45,031)	1,173
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	—	—	(238)

Net income (loss)	$27,614	$83,380	$27,649	$(4,936)	$42,883	$(13,097)

Basic earnings (loss) per common share (b)	$0.37	$1.13	$0.38	$(0.07)	$0.58	$(0.18)
Diluted earnings (loss) per common share(b)	$0.36	$1.09	$0.38	$(0.07)	$0.58	$(0.18)
Weighted-average number of common shares outstanding: (b)
Basic	74,350	73,864	73,309	73,309	73,309	73,309
Diluted	77,193	76,714	73,309	73,309	73,309	73,309
Balance Sheet Data:
Related party advances(c)	$—	$—	$190,000	$190,000	$130,000	$—
Total assets	2,280,256	2,197,807	2,041,499	2,000,341	1,969,321	1,891,282
Capital lease obligations	4,225	4,920	6,235	7,457	7,774	5,050
Total stockholders’ equity	1,205,885	1,170,924	1,106,103	1,072,623	1,072,316	999,076

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

(c)

Represents outstanding non-interest bearing advances to a related party. On January 28, 2010, the intercompany advances were replaced with a promissory non-amortizing note having a principal amount of $190,000 with a maturity date of June 30, 2010 and prepayment without penalty at the borrower’s option. The note accrued interest at a rate of 3.25% per annum and was prepaid in March 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning our future operating and future financial performance, including: the timing and anticipated benefits of, and the inclusion of a reserve for, the comprehensive Transformation; the impact of the NBA lockout; and the ability to renew affiliation agreements. Words such as “expects”, “anticipates”, “believes”, “estimates”, “may”, “will”, “should”, “could”, “potential”, “continue”, “intends”, “plans”, and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•

the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level and popularity of the Radio City Christmas Spectacular and other entertainment events which are presented in our venues;

•	costs associated with player injuries, and waivers or contract terminations of players and other team personnel;

•	changes in professional sports teams’ compensation, including the impact of signing of free agents and trades, subject to league salary caps;

•	the level and timing of our capital expenditures, including the comprehensive Transformation of The Garden;

•	the impact of the comprehensive Transformation of The Garden on our operations, including any unexpected delays, cost or other matters associated with the Transformation;

•	the demand for our programming among Distributors, and our ability to renew affiliation agreements with them;

•	general economic conditions especially in the New York metropolitan area where we conduct the majority of our operations;

•	the demand for advertising time and viewer ratings for our programming;

•	competition, for example, from other regional sports networks, other teams and other entertainment options;

•

changes in laws, NBA or NHL rules, regulations, guidelines, bulletins, directives, policies and agreements (including the leagues’ respective collective bargaining agreements with their players’ associations, salary caps, NBA luxury tax thresholds and revenue sharing) or other regulations under which we operate;

•	any NBA or NHL work stoppage;

•	our ability to maintain, obtain or produce content for our MSG Media segment, together with the cost of such content;

•	future acquisitions and dispositions of assets;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock; and

•	the factors described under “Risk Factors” in this Transition Report on Form 10-K/T.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements and footnotes thereto included in this Transition Report on Form 10-K/T to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is organized as follows:

Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

Results of Operations. This section provides an analysis of our results of operations for the six months ended June 30, 2011 and 2010 and years ended December 31, 2010, 2009 and 2008 on both a consolidated and segment basis. Our segments are MSG Media, MSG Entertainment and MSG Sports.

Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the six months ended June 30, 2011 and 2010 and years ended December 31, 2010, 2009 and 2008. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at June 30, 2011.

Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are discussed in the notes to our consolidated financial statements included in Item 8 of this Transition Report on Form 10-K/T.

Business Overview

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

MSG Media

MSG Media, which represented approximately 51% of our consolidated revenues for the six months ended June 30, 2011, is a leader in production and content development for multiple distribution platforms, including content originating from our venues. MSG Media consists of the MSG Networks (MSG network, MSG Plus, MSG HD and MSG Plus HD) and the Fuse Networks (Fuse and Fuse HD). MSG Networks are home to seven professional sports teams: the Knicks, Rangers, Liberty, Islanders, Devils, Sabres and Red Bulls, as well as to our critically acclaimed original and other programming. Fuse focuses on music-related programming, including coverage of premier artists, events and festivals, original content and high profile concerts.

MSG Media is also responsible for managing interactive and digital initiatives across all business segments. Our interactive businesses are comprised of a group of highly targeted websites (including msg.com, thegarden.com, radiocity.com, nyknicks.com, newyorkrangers.com, knicksnow.com and fuse.tv) and mobile, video on demand and digital platforms for all Madison Square Garden properties.

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

Affiliation Fees

We earn affiliation fees from certain Distributors, including Cablevision, that carry our programming services. The fees we receive depend largely on the demand from subscribers for our programming. Affiliation fees from Cablevision accounted for more than 10% of the Company’s consolidated revenues during the six months ended June 30, 2011 and 2010 and each of the years ended December 31, 2010, 2009 and 2008.

Advertising Revenues

We earn advertising revenues through the sale of commercial time to advertisers during our programming or through the sale of program sponsorship rights. We typically sell advertising time through our in-house staff and, to a lesser extent, through agencies.

Expenses

The principal expenses of our MSG Media segment are rights fees, which we pay to sports teams in order to carry their games and others who hold rights to the programming content (such as movies, concerts and other programming) we telecast; other direct programming costs, which include the salaries of on-air personalities, producers and technicians; and the costs of studio, broadcast and transmission facilities. We also allocate a portion of our corporate expenses to the MSG Media segment.

Programming Acquisition Costs

MSG Networks obtains telecast rights for the sports teams whose games we televise, the cost of which we recognize in proportion to the economic benefits received, which is typically on a straight-line basis over the term of the applicable contract or license period. We negotiate directly with the teams to determine the fee and other provisions of the rights arrangements. Rights fees for sports programming are influenced by, among other things, the size and demographics of the geographic area in which the programming is distributed, and the popularity and/or the on-court or on-ice competitiveness of a team. For purposes of reporting our segment information the rights fees we pay to the Company’s owned teams are recognized as inter-segment charges to our MSG Media segment. These inter-segment charges are eliminated in the consolidated financial statements. In addition to the rights for our Knicks, Rangers and Liberty franchises, we have long-term rights agreements in place with the Islanders, Devils and Sabres.

In addition to rights fees for sports telecasts, we must also pay to acquire the rights to carry or produce other events or programming, such as movies, concerts or specials.

Other Direct Programming Costs

Other direct programming costs include, but are not limited to the salaries of our on-air personalities, producers, directors, technicians, writers and other creative and technical staff, as well as expenses associated with maintaining studios and transmission facilities.

Marketing and Advertising Costs

We incur costs to market our media business and our programs through outdoor and newspaper advertisements, television and radio advertising and online marketing.

Factors Affecting Operating Results

The financial performance of our MSG Media segment is affected by the affiliation arrangements we are able to negotiate with Distributors and also by the advertising rates we can charge advertisers. These factors in turn depend on the popularity and/or on-court and on-ice competitiveness of the professional sports teams carried on MSG Networks as well as the cost and the attractiveness of the programming content generally on MSG Networks and Fuse Networks.

Due largely to our long-term rights agreements and the generally recurring nature of our affiliation arrangements, the MSG Networks have consistently produced operating profits over a number of years. See “Item 1A. Risk Factors — Risks Relating to Our Media Business — The Success of Our Media Business Also Depends on Affiliation Fees, and on the Existence of Agreements with a Limited Number of Distributors for Our Programming the Loss of Which Could Negatively Affect Our Results of Operations” and “Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010 — Consolidated Results of Operations — Adjusted Operating Cash Flow” for a discussion of risks associated with our affiliation agreements and the expiration of certain affiliation agreements. Advertising revenues are less predictable and can vary based upon a number of factors, including general economic conditions.

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

MSG Entertainment

Our MSG Entertainment segment, which, net of inter-segment revenues, represented 14% of our consolidated revenues for the six months ended June 30, 2011, is one of the country’s leaders in live entertainment. MSG Entertainment presents or hosts live entertainment events in our diverse collection of venues, including concerts, family shows, performing arts and special events. These venues include The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, The Chicago Theatre and the Wang Theatre. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal, such as concerts, including shows by such established artists as Prince, Elton John, Phish, The Allman Brothers Band and Bruce Springsteen, as well as newer talents such as Arcade Fire, Lady Gaga, Justin Bieber, Vampire Weekend and Kings of Leon; family shows, such as Yo Gabba Gabba!, Sesame Street Live and Disney on Ice; special events such as the Tony Awards and the Celebration of the 10th Anniversary of “O” Magazine, and appearances by the Dalai Lama; and theatrical productions, such as Peter Pan and The Wizard of Oz.

MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular, featuring the Rockettes, which is the number one live holiday family show in America and was seen by approximately 1.7 million people nationwide during the 2010 holiday season. We have also co-produced or presented events by the world-renowned Cirque du Soleil.

Revenue Sources

Our primary sources of revenue in our entertainment business are ticket sales to our live audiences for events that we promote or co-promote and license fees for our venues paid by third-party promoters in connection with events that we do not produce or promote. We also derive revenue from other sources, including facility and ticketing fees, concessions, sponsorships, a portion of suite license fees at The Garden, merchandising and tours of our venues. The levels of revenue and expense we record in our MSG Entertainment segment for a given event depends to a significant extent on whether we are promoting the event or are licensing our venue to a third-party.

Ticket Sales and Suite Licenses

For our productions and for entertainment events in our venues that we promote, we recognize revenues from the sale of tickets to our audiences. We sell tickets to the public through our box office, on our websites and through ticket agencies. The amount of revenue we earn from ticket sales depends on the number of shows and the mix of events that we promote, the seating capacity of the venue used, the extent to which we can sell to our seating capacity and our average ticket prices.

Prior to the commencement of the Transformation, The Garden had 89 club suites and ten other premium seating products that are licensed annually. As a result of the Transformation of The Garden, these suites and products will be replaced with 20 Event Level suites, 58 Madison Level suites, 18 remodeled 9th Level suites and three new club spaces. Suite licenses at The Garden are generally sold to corporate customers pursuant to multi-year licenses. Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders pay for food and beverage service in their suites at The Garden. Revenues from the sale of suite licenses are shared between our MSG Entertainment and MSG Sports segments.

Venue License Fees

For entertainment events held at our venues that we do not produce or promote, we earn venue license fees from the third-party promoter of the event. The amount of license fees we charge varies by venue and by the size of the production, among other factors. Our fees include both the cost of renting space in our venues and costs for providing production services, such as front-of-house and back-of-house staff, including stagehands, box office staff, ushers and security staff, staging, lighting and sound, and building services.

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

Expenses

Our MSG Entertainment segment’s principal expenses are payments made to performers and co-promoters, staging costs and day-of-event costs associated with events, and advertising costs. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses to our MSG Entertainment segment. However, the operating results of our MSG Entertainment segment benefit from the fact that no rent is imposed on our MSG Entertainment segment for events that it presents at our owned venues (The Garden, The Theater at Madison Square Garden and The Chicago Theatre). We do not allocate to our segments any depreciation expense related to The Garden and The Theater at Madison Square Garden.

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

Staging Costs

Staging costs for our proprietary events as well as others that we promote include the costs of sets, lighting, display technologies, special effects, sound and all of the other technical aspects involved in presenting a live entertainment event. These costs vary substantially depending on the nature of the particular show, but tend to be highest for large-scale theatrical productions, such as the Radio City Christmas Spectacular. For concerts we promote, the performer usually provides a fully-produced show. As with performer salaries, the staging costs associated with a given production are an important factor in the determination of ticket prices.

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

Factors Affecting Operating Results

The operating results of our MSG Entertainment segment are largely dependent on our ability to attract concerts, family shows and other events to our venues, as well as the continued success of our Radio City Christmas Spectacular. Our MSG Entertainment segment recognized operating losses during the six months ended June 30, 2011 and 2010 and the years ended December 31, 2010, 2009, and 2008 due, in part, to the economy combined with The Garden being shut down during part of calendar year 2011 and the Theater at Madison Square Garden being shut down during parts of calendar years 2011 and 2010. The success of the Radio City Christmas Spectacular at Radio City Music Hall has allowed us to invest in the development of the arena and theater touring versions of the show. While the New York market has begun to rebound from the economic downturn, other markets around the country have been slower to recover, impacting the touring versions of the Radio City Christmas Spectacular. As a result, we made the decision to utilize touring assets at the Wang Theatre in Boston, the Durham Performing Arts Center in Durham, North Carolina and the Grand Ole Opry House in Nashville during the 2011 holiday season.

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

We are pursuing a strategy of opportunistically acquiring, building or obtaining control of venues in additional major live entertainment markets. It is likely that any such new venues will not initially contribute to operating income, but will be expected to become operationally profitable over time. In 2011, we replaced our option-to-buy the Forum, an iconic arena in Inglewood, California, with a definitive purchase agreement, with our obligation to close being subject to certain customary and other closing conditions.

As discussed in more detail below, during the Transformation, we are generally not booking events at The Garden and The Theater at Madison Square Garden from a period commencing in April and ending in October. See “— Liquidity and Capital Resources” for discussion of the Transformation of The Garden and its potential effects on the operating results of the MSG Entertainment segment.

MSG Sports

Our MSG Sports segment, which, net of inter-segment revenues, represented 35% of our consolidated revenues for the six months ended June 30, 2011, owns and operates sports franchises, including the Knicks, a founding member of the NBA, and the Rangers, one of the “original six” franchises of the NHL. MSG Sports also owns and operates the Liberty of the WNBA, one of the league’s founding franchises, and the Connecticut Whale of the AHL, which is the primary player development team for the Rangers, and is competitive in its own right in the AHL. The Knicks and Rangers play their home games at The Garden. While the Liberty have also played regular season home games at The Garden each year, due to the Transformation, the Liberty is currently playing and is expected to play the 2012 and 2013 seasons at the Prudential Center in Newark, New Jersey. Our sports business also features other sports properties, including the presentation of a wide variety of live sporting events including professional boxing, college basketball (The Big East Tournament, Jimmy V Classic, Post-season NIT Finals and, on occasion, Duke University games), track and field and tennis (The BNP Paribas Showdown).

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

Revenues from the sale of suite licenses are shared between our MSG Entertainment and MSG Sports segments. See “— Business Overview — MSG Entertainment — Revenue Sources” for further discussion.

In addition to Knicks and Rangers home games, we also present or host other live sporting events at our venues, such as boxing matches, tennis, college basketball and track and field meets. When we act as the promoter of such events, we earn revenues from ticket sales and incur expenses associated with the event. When these events are promoted by third-party promoters, we earn revenues from the venue license fee we charge to such promoter for use of our venues. When licensing our venues, the amount recorded as revenue also includes the event’s variable costs such as the costs of front-of-house and back-of-house staffs, including union laborers, box office staff, ushers, security and building services, which we pass along to the promoter. The mix of live sporting events, including whether we are the promoter of an event or license our venues to a third-party promoter, has a significant effect on the level of revenues and event related costs that we report in our MSG Sports segment.

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

Expenses

The most significant expenses in our MSG Sports segment are player and other team personnel salaries and charges for transactions relating to players for career-ending and season-ending injuries, trades, and waivers and contract termination costs of players and other team personnel. We also incur costs for travel, player insurance, league operating assessments (including a 6% NBA assessment on regular season ticket sales), NHL revenue sharing and (under the NBA CBA and revenue assistance plan that expired at the end of the 2010-11 season) NBA luxury tax and revenue assistance. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses to our MSG Sports segment. However, the operating results of our teams and our MSG Sports segment benefit from the fact that no rent charge is allocated to the teams or to our MSG Sports segment for games or other sporting events that it presents at The Garden. We do not allocate to our segments any depreciation expense related to The Garden and The Theater at Madison Square Garden.

Player Salaries and League Assessments

The amount we pay an individual player is determined by negotiation between the player (typically represented by an agent) and us, and is generally influenced by the player’s individual playing statistics, by the amounts paid to players with comparable playing statistics by other sports teams and by restrictions in the CBAs, including the salary caps. The leagues’ CBAs typically contain restrictions on when players may move between league clubs following expiration of their contracts and what rights their current and former clubs have. Our most significant player expenses generally come from signing unrestricted free agents because players are generally able to negotiate the highest salary when they become unrestricted free agents.

The most recent NBA CBA expired June 30, 2011 and we cannot be certain of the changes or new terms that will be included in the successor CBA, which is being negotiated. The expired NBA CBA contained a “soft” salary cap (i.e., a cap on each team’s aggregate salaries but with certain exceptions that enabled teams to pay more, sometimes substantially more than the cap). The expired NBA CBA also provided that players would collectively receive a designated percentage of league-wide revenues as compensation (generally between 57% and 58% depending on the level of league-wide revenues and other factors), and the teams retain the remainder. This provision did not apply on a team-by-team basis and, accordingly, we were permitted to pay our players a higher or lower portion of our revenues than other NBA teams.

The expired NBA CBA contained an escrow system to implement the league-wide salary cap. Under that escrow system, NBA teams withheld a portion of each player’s salary throughout each season and contributed the withheld amounts to an escrow account. If the league’s aggregate player compensation exceeded the designated percentage of league-wide revenues, some or all of such escrowed amounts would be distributed equally to all NBA teams. If the league’s aggregate player compensation was below the designated percentage of league-wide revenues, this shortfall amount (funded using distributions from league sources) and all escrowed amounts would be paid to the players. The expired NBA CBA also provided for a luxury tax applicable to all teams with aggregate player salaries exceeding a threshold that was set prior to each season based upon league-wide revenues (as defined under the NBA CBA). The luxury tax was generally equal to the amount by which a team’s aggregate player salaries exceeded such threshold. The aggregate luxury tax payments collected by the league were distributed in equal one-thirtieth shares to non-taxpaying teams. We were not a luxury tax payer for the 2010-11 season and accordingly, will receive a share of luxury tax proceeds. The NBA also has a revenue assistance program, which expired following the 2010-11 season, by which a pool of funds (up to a maximum of $54,500 for the 2010-11 season) is collected from a combination of the undistributed luxury tax discussed above and contributions from teams (based on local team revenues) and league sources and is then distributed to lower revenue teams that meet certain operating requirements. The Company recognizes the net estimated amount associated with luxury tax, revenue assistance expense and player shortfall payment (if applicable), net of any amount the Company expects to receive from the player escrow (if applicable), on a straight-line basis over the NBA regular season as a component of direct operating expenses. Our net provision for these items for the six months ended June 30, 2011 was $260.

The NBA also imposes on each team a 6% assessment on regular season ticket revenue and an assessment of between 45% and 55% on playoff ticket revenue, depending on the number of home games played.

The current NHL CBA expires in September 2012. The NHL CBA contains a “hard” salary cap (i.e., teams may not exceed a stated maximum that is adjusted each season based upon league-wide revenues). The NHL CBA provides that players collectively receive a designated percentage of league-wide revenues as compensation (between 54% and 57% depending on the level of league-wide revenues), and the teams retain the remainder. This provision does not apply on a team-by-team basis and accordingly we may pay our players a higher or lower portion of our revenues than other NHL teams.

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

The NHL CBA also provides for a revenue sharing plan that generally requires the distribution of a pool of funds approximating 4.5% of league-wide revenues to certain qualifying lower-revenue teams. This pool is funded from a combination of the escrow amounts discussed above, league-wide revenues, payments by teams participating in the playoffs and disproportionate contributions by the top ten revenue earning teams (based on preseason and regular season revenues). The Rangers are consistently among the top ten revenue teams and, accordingly, contribute to this pool on a disproportionate basis. We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the six months ended June 30, 2011 was $2,933 (including $1,804 related to the playoffs).

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

Factors Affecting Operating Results

The operating results of our MSG Sports segment are largely dependent on the continued popularity and/or on-ice or on-court competitiveness of our Rangers and Knicks teams, which has a direct effect on ticket sales for the teams’ home games, which is each team’s largest single source of revenue.

Our MSG Sports segment has incurred operating losses during the six months ended June 30, 2011 and in each of the years ended December 31, 2010, 2009 and 2008. These losses primarily reflect the impact of high costs for player salaries (including NBA luxury tax) and salaries of non-player team personnel. In addition, we incurred significant charges in each of those years for career-ending and season-ending injuries of players and for waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the periods in which they occur, although amounts due are generally paid over the remaining contract terms. For example, the expense for these items was approximately $15,300 and $6,300 for the six months ended June 30, 2011 and 2010, respectively, and $8,700, $23,800, and $24,900 for the years ended December 31, 2010, 2009 and 2008, respectively. These expenses add to the volatility of the results of our MSG Sports segment. We expect to continue to pursue opportunities to improve the overall quality of our teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses for our MSG Sports segment although it is not possible to predict their timing or amount.

In addition to our MSG Sports segment’s future performance being dependent upon the continued popularity and/or on-ice or on-court competitiveness of our Rangers and Knicks teams, it is also dependent on general economic conditions, in particular those in the New York metropolitan area and the effect of these conditions on our customers. Continuation of the economic downturn may lead to lower demand for suite licenses and tickets to the games of our sports teams, which would also negatively affect merchandise and concession sales, as well as lower levels of sponsorship and venue signage revenues. These conditions may also affect the number of other live sporting events that this segment is able to present. We have already experienced some of these effects during this economic downturn and any continuation could adversely affect our future results of operations, cash flows and financial position.

For a discussion of the ongoing NBA lockout and its potential impact on the Company, see “Item 1A. Risk Factors — General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations.” The terms of any new NBA CBA could have a negative effect on our results of operations.

Corporate Expenses

The Company’s historical results of operations reflected in our consolidated financial statements for the periods prior to the Distribution include allocations for certain corporate functions historically provided by Cablevision. These allocations were based on what the Company and Cablevision considered reasonable reflections of the historical utilization levels of these services required in support of our business. During the year ended December 31, 2010, as an independent, public company, we expanded our financial, administrative and other staff to support these new requirements. In addition, we added staff and systems to replace many of the functions previously provided by Cablevision. As a result, our corporate operating costs as a separate company, including those associated with being a publicly-traded company, were higher subsequent to the Distribution. We do not allocate to our segments any depreciation expense related to The Garden and The Theater at Madison Square Garden.

Impact of Current Economic Conditions

The future performance of our business segments and our Company as a whole is dependent, to a large extent, on general U.S. and global economic conditions, including capital market conditions, the impact of direct competition, our ability to manage our businesses effectively, the degree to which audiences and fans attend events hosted at our venues, and our relative strength and leverage in the marketplace, both with suppliers and customers.

Continued weakness of the U.S. and global economies may lead to lower attendance at the games of our sports teams and at our live productions, lower demand for suite licenses, as well as fewer sponsorship transactions, event bookings at our venues and television advertising revenues. We have already experienced some of these effects during the latest economic downturn and any continuation could negatively impact our future results of operations, cash flows and financial position.

Change in Fiscal Year

As previously announced, on February 7, 2011, the Board of Directors of the Company approved a change in the Company’s fiscal year-end from December 31 to June 30, effective June 30, 2011. The Company believes that this change in fiscal year will better align our financial planning and reporting cycles with the seasonality of our business, particularly our MSG Sports and MSG Entertainment segments. This Transition Report on Form 10-K/T reports our financial results for the six month period of January 1, 2011 through June 30, 2011, which we refer to as the “transition period” throughout this report. Following the transition period, the Company will file annual reports for each twelve month period ended June 30 of each year beginning with the twelve month period ended June 30, 2012.

Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010

Consolidated Results of Operations

The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

STATEMENT OF OPERATIONS DATA

	Six Months Ended June 30,				Increase (Decrease) in Net Income
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$564,287	100%	$533,632	100%	$30,655
Operating expenses:
Direct operating (excluding depreciation and amortization shown below)	331,306	59%	320,914	60%	(10,392)
Selling, general and administrative	143,179	25%	127,632	24%	(15,547)
Depreciation and amortization	44,926	8%	29,260	5%	(15,666)

Operating income	44,876	8%	55,826	10%	(10,950)
Other income (expense):
Interest expense, net	(2,216)	NM	(1,106)	NM	(1,110)
Miscellaneous	5,561	1%	2,000	NM	3,561

Income from operations before income taxes	48,221	9%	56,720	11%	(8,499)
Income tax expense	(20,607)	-4%	(25,326)	-5%	4,719

Net income	$27,614	5%	$31,394	6%	$(3,780)

NM – Percentage is not meaningful

See “Business Segment Results” within the discussion of each of the comparative financial periods for a more detailed discussion relating to the operating results of our segments. The business segment results reflected on pages 58 to 64, 67 to 73 and pages 76 to 82 do not reflect inter-segment eliminations.

Revenues

Revenues for the six months ended June 30, 2011 increased $30,655, or 6%, to $564,287 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$13,127
Decrease in MSG Entertainment segment revenues	(9,468)
Increase in MSG Sports segment revenues	26,583
Inter-segment eliminations	413

$30,655

The NBA CBA expired June 30, 2011, and effective July 1, 2011, the NBA declared a lockout of NBA players. If the current NBA work stoppage continued for a significant duration, it would have a material negative effect on the Company’s and MSG Sports segment’s revenues, operating income and AOCF, as well as MSG Media segment’s revenues during such period. See “Item 1A. Risk Factors — General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations” for a discussion of the expiration of the NBA CBA.

Direct operating expenses (excluding depreciation and amortization) primarily include:

•	compensation expense for the Company’s professional sports teams’ players and certain other team personnel;

•

cost of team personnel transactions for career- and season-ending player injuries, net of anticipated insurance recoveries, trades, and waivers and contract termination costs of players and other team personnel;

•	cost of professional team rights acquired under license agreements to telecast various sporting events on our networks;

•	other programming and production costs of our networks;

•	event costs related to the presentation and production of our entertainment and other live sporting events;

•	venue lease, maintenance and other operating expenses; and

•	the cost of concessions and merchandise sold.

Direct operating expenses (excluding depreciation and amortization) for the six months ended June 30, 2011 increased $10,392, or 3%, to $331,306 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$9,982
Decrease in MSG Entertainment segment expenses	(23,496)
Increase in MSG Sports segment expenses	23,181
Increase in other expenses	326
Inter-segment eliminations	399

$10,392

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of administrative costs, including compensation, severance and professional fees, and sales, marketing and non-event related advertising expenses. Selling, general and administrative expenses for the six months ended June 30, 2011 increased $15,547, or 12%, to $143,179 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$6,535
Decrease in MSG Entertainment segment expenses	(491)
Increase in MSG Sports segment expenses	8,541
Increase in other expenses	962

$15,547

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2011 increased $15,666, or 54%, to $44,926 as compared to the comparable period of the prior year. This increase is primarily attributable to higher depreciation expense of capitalized costs associated with asset retirement obligations recorded in connection with the Transformation (See Note 8 to the consolidated financial statements included in Item 8 of this Transition Report on Form 10-K/T). Additionally, depreciation expense will continue to increase when additional assets related to the Transformation are placed into service beginning in the fourth quarter of calendar year 2011 (the second quarter of our new fiscal year).

Interest expense, net

Interest expense, net for the six months ended June 30, 2011 increased $1,110, or 100%, to $2,216 as compared to the comparable period of the prior year primarily driven by lower interest income attributable to the repayment of the promissory note by a related party in March 2010.

Miscellaneous income

Miscellaneous income for the six months ended June 30, 2011 and 2010 reflects dividends of $2,186 and $2,000, respectively, received from an investment accounted for under the cost method. On February 4, 2011, the Company exchanged this investment for an investment in marketable securities, which is accounted for as available-for-sale. As a result of this exchange the Company recorded a pretax gain of $3,375 during the six months ended June 30, 2011.

Income taxes

Income tax expense for the six months ended June 30, 2011 of $20,607 differs from the income tax expense derived from applying the federal statutory tax rate to pretax income due principally to state income taxes, tax expense of $1,403 resulting from nondeductible life and disability insurance premiums, a tax benefit of $2,002 from the domestic production activities deduction, a tax benefit of $537 resulting from a change in the tax rate used to measure deferred taxes, and a net tax benefit of $309 relating to state tax adjustments, state credits and other items. The effective tax rate was 42.73% for the six months ended June 30, 2011.

Income tax expense for the six months ended June 30, 2010 of $25,326, differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes and the impact of nondeductible expenses, partially offset by the tax benefit resulting from nontaxable disability insurance recoveries. The effective tax rate was 45% for the six months ended June 30, 2010.

Adjusted operating cash flow

The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit and (iii) restructuring charges or credits, which is referred to as adjusted operating cash flow (“AOCF”), a non-GAAP measure. The Company has presented the components that reconcile AOCF to operating income, an accepted GAAP measure. The following is a reconciliation of operating income to AOCF:

	Six Months Ended June 30,		Increase (Decrease) in AOCF
	2011	2010
Operating income	$44,876	$55,826	$(10,950)
Share-based compensation	5,924	5,859	65
Depreciation and amortization	44,926	29,260	15,666

AOCF	$95,726	$90,945	$4,781

AOCF for the six months ended June 30, 2011 increased $4,781, or 5%, to $95,726 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Decrease in AOCF of the MSG Media segment	$(3,087)
Increase in AOCF of the MSG Entertainment segment	14,053
Decrease in AOCF of the MSG Sports segment	(4,706)
Other net decreases	(1,479)

$4,781

Effective July 1, 2010 DISH Network’s (“DISH”) license to carry Fuse expired and Fuse has not been carried by DISH since that date. Effective October 1, 2010, DISH’s license to carry MSG network and MSG Plus expired and these networks have not been carried by DISH since that date. The financial impact of the two events will depend on many factors including if, when and on what terms DISH and the Company reach new carriage agreements to restore DISH’s carriage of any or all of the networks. The loss of the agreements did not have a material impact on the Company’s and MSG Media segment’s financial condition or revenues for the six months ended June 30, 2011, but did have a material impact on the Company’s and MSG Media segment’s operating income and AOCF during the same period. If new carriage agreements are not reached with DISH, the impact on the Company’s and MSG Media segment’s financial condition or revenues will not be material but may continue to be material to the Company’s and MSG Media segment’s operating income or AOCF.

On September 16, 2010, DISH filed a complaint with the FCC under the FCC’s program access rules. The complaint alleges, among other things, that the terms and conditions the Company offered DISH for carriage of our networks were discriminatory and unfair. The Company is vigorously defending against the claims made by DISH and believes that such claims are without merit.

In addition, the stated term of a carriage agreement with a Fuse distributor expired effective January 1, 2011. The Company remains in active negotiations with this distributor for a new multi-year agreement and the distributor continues to carry Fuse. The financial impact will depend on many factors including if, when and on what terms the Company reaches a new carriage agreement. However, the Company has not recognized revenue for such carriage since the expiration of the stated term of the agreement. The Company expects that the fees to be agreed will apply retroactively if and when a new carriage agreement is reached. The failure to recognize such revenue did not have a material impact on the Company’s and MSG Media segment’s financial condition or revenues or on the MSG Media segment’s operating income or AOCF for the six months ended June 30, 2011, but did have a material impact on the Company’s operating income and AOCF during the same period. If a new Fuse carriage agreement is not reached with this distributor, the impact on the Company’s and MSG Media segment’s financial condition or revenues would not be material, but may be material to the Company’s and MSG Media segment’s operating income or AOCF. See “Item 1A. Risk Factors — Risks Relating to Our Media Business — The Success of Our Media Business Also Depends on Affiliation Fees, and on the Existence of Agreements with a Limited Number of Distributors for Our Programming the Loss of Which Could Negatively Affect Our Results of Operations.”

See “— Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010 — Consolidated Results of Operations — Revenues” and “Item 1A. Risk Factors — General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations” for a discussion of the expiration of the NBA CBA.

Business Segment Results

MSG Media

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Media segment.

	Six Months Ended June 30,				Increase (Decrease) in Operating Income
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$287,114	100%	$273,987	100%	$13,127
Direct operating expenses (excluding depreciation and amortization)	119,100	41%	109,118	40%	(9,982)
Selling, general and administrative expenses	49,200	17%	42,665	16%	(6,535)
Depreciation and amortization	11,090	4%	9,767	4%	(1,323)

Operating income	$107,724	38%	$112,437	41%	$(4,713)

The following is a reconciliation of operating income to AOCF:

	Six Months Ended June 30,		Increase (Decrease) in AOCF
	2011	2010
Operating income	$107,724	$112,437	$(4,713)
Share-based compensation	1,991	1,688	303
Depreciation and amortization	11,090	9,767	1,323

AOCF	$120,805	$123,892	$(3,087)

Revenues

Revenues for the six months ended June 30, 2011 increased $13,127, or 5%, to $287,114 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in advertising revenue	$7,397
Increase in affiliation fee revenue	6,602
Other net decreases	(872)

$13,127

The increase in advertising revenue discussed above was primarily driven by higher sales generated from the telecast of professional sports programming, including the playoffs. In addition, higher ratings at Fuse contributed to the increase.

The increase in affiliation fee revenue discussed above was primarily attributable to higher affiliation rates, with the overall increase being substantially offset by the impact of the expiration of certain affiliation agreements, as discussed in the “— Consolidated Results of Operations — Adjusted operating cash flow” section above.

See “— Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010 — Consolidated Results of Operations — Revenues” and “Item 1A. Risk Factors — General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations” for a discussion of the expiration of the NBA CBA.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the six months ended June 30, 2011 increased $9,982, or 9%, to $119,100 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in non-rights related programming expenses	$8,339
Increase in rights fees	1,643

$9,982

The increase in non-rights related programming expenses was primarily driven by costs associated with new Fuse programming. Additionally, the six months ended June 30, 2010 benefited from the favorable outcome of a previously recorded contingent liability.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2011 increased $6,535, or 15%, to $49,200 as compared to the comparable period of the prior year primarily due to an increase in marketing costs associated with our programming and, to a lesser extent, higher allocated corporate general and administrative costs.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2011 increased $1,323, or 14%, to $11,090 as compared to the comparable period of the prior year primarily due to higher depreciation expense associated with assets placed into service during the fourth quarter of the 2010 calendar year.

AOCF

AOCF for the six months ended June 30, 2011 decreased $3,087, or 2%, to $120,805 as compared to the comparable period of the prior year, primarily driven by higher programming related expenses, including marketing costs, partially offset by higher advertising revenue, as well as a net increase in affiliation revenue, as discussed above.

See “— Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010 — Consolidated Results of Operations — Adjusted operating cash flow” for a discussion of the expiration of certain affiliation agreements.

MSG Entertainment

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Entertainment segment.

	Six Months Ended June 30,				(Increase) Decrease in Operating Loss
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$78,770	100%	$88,238	100%	$(9,468)
Direct and operating expenses (excluding depreciation and amortization)	68,198	87%	91,694	104%	23,496
Selling, general and administrative expenses	30,543	39%	31,034	35%	491
Depreciation and amortization	4,568	6%	4,639	5%	71

Operating loss	$(24,539)	-31%	$(39,129)	-44%	$14,590

The following is a reconciliation of operating loss to AOCF:

	Six Months Ended June 30,		Increase (Decrease) in AOCF
	2011	2010
Operating loss	$(24,539)	$(39,129)	$14,590
Share-based compensation	1,274	1,740	(466)
Depreciation and amortization	4,568	4,639	(71)

AOCF	$(18,697)	$(32,750)	$14,053

Revenues

Revenues for the six months ended June 30, 2011 decreased $9,468, or 11%, to $78,770 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in event-related revenues at The Garden and The Theater at Madison Square Garden, excluding Wintuk	$ (7,041)
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, primarily due to the decrease in the number of events	(5,563)
Decrease in revenues due to the absence of Banana Shpeel	(3,179)
Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	(2,343)
Decrease in revenues from the presentation of Wintuk, primarily due to the decrease in the number of scheduled performances	(1,130)
Increase in event-related revenues at the Beacon Theatre, excluding a decline of $2,747 attributable to the absence of Banana Shpeel as reported above	9,195
Other net increases	593

$(9,468)

The decrease in event-related revenues at The Garden and The Theater at Madison Square Garden, excluding Wintuk, was primarily due to both venues being shutdown for a majority of the three months ended June 30, 2011 in connection with the Transformation. Both venues were open during the comparable period of the prior year. These declines were partially offset by an increase in revenues for the portion of the six months ended June 30, 2011 that events were presented as compared to the comparable period of the prior year.

The decrease in the number of events at Radio City Music Hall, excluding Radio City Christmas Spectacular, reflect the impact of the venue being utilized for a large portion of the three months ended June 30, 2011 for the load-in and rehearsal period of Cirque du Soleil’s Zarkana, which is expected to run primarily during the first fiscal quarter ending September 30, 2011.

The decrease in revenues from the Radio City Christmas Spectacular franchise, which includes the New York production of the show as well as shows outside of the New York area, was primarily driven by fewer scheduled performances, as there were performances in January 2010, while none took place in January 2011.

The increase in event-related revenues at the Beacon Theatre, excluding a decline attributable to the absence of Banana Shpeel, reflects more events held at the venue during the six months ended June 30, 2011 as compared to the comparable period of the prior year. The Company utilized the Beacon Theatre during the first six months of the 2010 calendar year to rehearse and present the Banana Shpeel production.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the six months ended June 30, 2011 decreased $23,496, or 26%, to $68,198 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in the expenses associated with the presentation of Banana Shpeel, including an impairment charge of $9,945 recorded during the comparable period of the prior year	$ (17,124)
Decrease in event-related expenses at The Garden and The Theater at Madison Square Garden, excluding Wintuk	(4,548)
Decrease in direct operating expenses related to the presentation of the Radio City Christmas Spectacular franchise primarily driven by fewer scheduled performances	(3,414)
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	(2,895)
Decrease in direct operating expenses associated with the presentation of Wintuk, primarily due to the decrease in the number of performances	(1,517)
Increase in event-related expenses at the Beacon Theatre, excluding the costs associated with Banana Shpeel as reported above, primarily due to an increase in the number of events	4,424
Other net increases	1,578

$(23,496)

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2011 decreased $491, or 2%, to $30,543 as compared to the comparable period of the prior year primarily attributable to lower employee compensation and related benefits, partially offset by the increase in other selling, general and administrative costs, including higher allocated corporate general and administrative costs.

AOCF

AOCF loss improved for the six months ended June 30, 2011 as compared to the comparable period of the prior year by $14,053, or 43%, to a loss of $18,697, primarily attributable to the absence of operating losses reported in the comparable period of the prior year related to the Banana Shpeel production and, to a lesser extent, the impact of additional events at the Beacon Theatre. These items were partially offset by a decline in AOCF associated with events at The Garden and The Theater at Madison Square Garden, as well as at Radio City Music Hall as discussed above.

MSG Sports

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Sports segment.

	Six Months Ended June 30,				Increase (Decrease) in Operating Income
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$233,120	100%	$206,537	100%	$26,583
Direct operating expenses (excluding depreciation and amortization)	178,179	76%	154,998	75%	(23,181)
Selling, general and administrative expenses	54,345	23%	45,804	22%	(8,541)
Depreciation and amortization	5,490	2%	5,214	3%	(276)

Operating income (loss)	$(4,894)	-2%	$521	NM	$(5,415)

NM – Percentage is not meaningful

The following is a reconciliation of operating income (loss) to AOCF:

	Six Months Ended June 30,		Increase (Decrease) in AOCF
	2011	2010
Operating income (loss)	$(4,894)	$521	$(5,415)
Share-based compensation	1,650	1,217	433
Depreciation and amortization	5,490	5,214	276

AOCF	$2,246	$6,952	$(4,706)

Revenues

Revenues for the six months ended June 30, 2011 increased $26,583, or 13%, to $233,120 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in professional sports teams’ playoff related revenues	$11,361
Increase in revenues from NHL and NBA distributions	3,875
Increase in professional sports teams’ regular season food, beverage and merchandise sales	3,687
Increase in professional sports teams’ regular season ticket related revenue	3,469
Increase in professional sports teams’ sponsorship and signage revenues	2,428
Increase in event-related revenues from other live sporting events	1,258
Other net increases	505

$26,583

Event-related revenues from other live sporting events include ticket related revenues, venue license fees we charge to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.

See “— Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010 — Consolidated Results of Operations — Revenues” and “Item 1A. Risk Factors — General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations” for a discussion of the expiration of the NBA CBA.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the six months ended June 30, 2011 increased $23,181, or 15%, to $178,179 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$8,941
Increase in professional sports teams’ playoff related expenses	6,976
Increase in team personnel compensation, net of insurance recoveries	2,542
Increase in professional sports teams’ expenses associated with regular season food, beverage and merchandise sales	1,766
Increase in other team operating expenses	1,435
Increase due to higher net provision for NBA luxury tax (excluding the impact of certain team personnel transactions) of $1,234 and higher net provision for NHL revenue sharing (excluding playoffs) of $43	1,277
Other net increases, including an increase in event-related expenses associated with other live sporting events	244

$23,181

Increase in team personnel compensation for the six months ended June 30, 2011, as compared to the comparable period of the prior year, includes the impact of $7,921 in insurance recoveries related to non season-ending player injuries during the six months ended June 30, 2010. There were no insurance recoveries related to non season-ending player injuries during the six months ended June 30, 2011.

Net provisions for certain team personnel transactions (including the impact of NBA luxury tax), NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs) were as follows:

	Six Months Ended June 30,		Increase
	2011	2010
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$15,254	$6,313	$8,941
Net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs)	1,389	112	1,277

Team personnel transactions for the six months ended June 30, 2011 reflect provisions recorded for player trades and player waivers/contract terminations of $4,561 and $8,507, respectively, and season-ending player injuries of $2,186. Team personnel transactions for the six months ended June 30, 2010 reflect provisions recorded for player waivers/contract terminations of $4,838 and season-ending player injuries of $1,475, which is net of insurance recoveries of $820. The cost of these transactions are recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.

The increase in the net provision for NBA luxury tax (excluding the impact of certain team personnel transactions) for the six months ended June 30, 2011 as compared to the comparable period of the prior year was primarily due to the Knicks recording a modest provision for a league-wide player escrow shortfall during the six month period ended June 30, 2011 versus recording a league distribution of player escrowed amounts during the six month period ended June 30, 2010. In addition, the gross luxury tax associated with the active rosters declined during the six months ended June 30, 2011 as compared to the comparable period of the prior year as the Company was not a gross luxury tax payer for the 2010-11 season and is due a share of luxury tax proceeds from tax-paying teams.

The increase in the net provision for NHL revenue sharing (excluding playoffs) for the six months ended June 30, 2011 as compared to the comparable period of the prior year is based primarily on estimates of the Rangers’ and league-wide revenues at the end of the season.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2011 increased $8,541, or 19%, to $54,345, as compared to the comparable period of the prior year. The net increase is primarily attributable to an increase in employee compensation and related benefits, and, to a lesser extent, higher allocated corporate general and administrative costs and playoff related costs.

AOCF

AOCF for the six months ended June 30, 2011 decreased $4,706, or 68%, to $2,246, as compared to the comparable period of the prior year. The decrease was primarily due to higher direct operating expenses and selling, general and administrative expenses, which was partially offset by an increase in revenues, as discussed above.

See “— Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010 — Consolidated Results of Operations — Revenues” and “Item 1A. Risk Factors — General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations” for a discussion of the expiration of the NBA CBA.

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

AOCF

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

$82,134

Effective July 1, 2010 DISH’s license to carry Fuse expired and Fuse has not been carried by DISH since that date. Effective October 1, 2010, DISH’s license to carry MSG network and MSG Plus expired and these networks have not been carried by DISH since that date. The financial impact of the two events will depend on many factors including if, when and on what terms DISH and the Company reach new carriage agreements to restore DISH’s carriage of any or all of the networks. If new carriage agreements are not reached, the impact on the Company’s and MSG Media segment’s revenues will not be material but may be material to the Company’s and MSG Media segment’s operating income and AOCF.

See “Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010 — Consolidated Results of Operations — Adjusted operating cash flow” for a discussion of a complaint filed with the FCC by DISH.

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

See “Comparison of the Year Ended December 31, 2010 versus the Year Ended December 31, 2009 — Consolidated Results of Operations — AOCF” regarding carriage of Fuse, MSG network, and MSG Plus by DISH.

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

The increase in revenue from the presentation of Radio City Christmas Spectacular reflects higher revenues at the show’s presentation at Radio City Music Hall due primarily to the increase in the number of performances. This increase was offset in part by decline in revenues from the show’s theater and arena touring productions. While the New York market has begun to rebound from the economic downturn, other markets around the country have been slower to recover, impacting the touring versions of the Radio City Christmas Spectacular. As a result, we made the decision to utilize touring assets at the Wang Theatre in Boston, the Durham Performing Arts Center in Durham, North Carolina and the Grand Ole Opry House in Nashville during the 2011 holiday season.

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

Team personnel transactions for the year ended December 31, 2010 reflect provisions recorded for player waivers/contract terminations of $4,988 and season-ending player injuries of $3,675 which is net of insurance recoveries of $820. Team personnel transactions for the year ended December 31, 2009 primarily reflect provisions recorded for player waivers/contract terminations and the costs associated with a player trade of $5,169 and $3,286, respectively. The cost of these transactions are recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.

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

Comparison of the Year Ended December 31, 2009 versus the Year Ended December 31, 2008

Consolidated Results of Operations

	Years Ended December 31,				Increase (Decrease) in Net Income
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,062,417	100%	$1,042,958	100%	$19,459
Operating expenses:
Direct operating (excluding depreciation and amortization shown below)	682,337	64%	724,904	70%	42,567
Selling, general and administrative	273,712	26%	270,065	26%	(3,647)
Depreciation and amortization	61,336	6%	66,231	6%	4,895

Operating income (loss)	45,032	4%	(18,242)	-2%	63,274
Other income (expense):
Interest income (expense), net	(1,117)	NM	1,919	NM	(3,036)
Miscellaneous	2,000	NM	—	—	2,000

Income (loss) from operations before income taxes	45,915	4%	(16,323)	-2%	62,238
Income tax benefit (expense)	(18,266)	-2%	11,387	1%	(29,653)

Net income (loss)	$27,649	3%	$(4,936)	NM	$32,585

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

Interest income (expense), net

Interest income (expense), net for the year ended December 31, 2009 decreased $3,036, or 158%, to an expense of $1,117 as compared to the prior year. The net decrease reflects lower interest income of $2,434 and was primarily attributable to lower levels of invested cash, reflecting in part our use of cash to make a non-interest bearing advance in the amount of $60,000 to a related party in 2008, and due to lower interest rates. As of December 31, 2009, the total amount of advances outstanding to a related party was $190,000.

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

$(10,281)

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2009 increased $820, or 1%, to $95,163, as compared to the prior year. The net increase is attributable to the following:

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

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the year ended December 31, 2009 increased $6,135, or 3%, to $250,068 as compared to the prior year. The net increase is attributable to the following:

Increase in event expenses for the Beacon Theatre which was shut down for the last five months of 2008 for its restoration	$7,326
Increase in show costs for the Chicago Theatre almost entirely related to event costs associated with the new production, Banana Shpeel	5,189
Increase in venue operating costs, including the impact of a new venue booking agreement in respect of the Wang Theatre	4,418
Net increase in expenses from the presentation of the Radio City Christmas Spectacular (see discussion below)	1,658
Net decrease in event expenses for The Garden	(9,497)
Decrease in show costs related to the winter themed production, Wintuk	(3,560)
Other net increases	601

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

Team personnel transactions for the year ended December 31, 2009 primarily reflect provisions recorded for player waivers/contract terminations and the costs associated with a player trade of $5,169 and $3,286, respectively. Team personnel transactions for the year ended December 31, 2008 primarily reflect provisions recorded for career-ending and season-ending player injuries of $20,952, which is net of anticipated insurance recoveries of $11,935, as well as player waivers/contract terminations of $3,975. The cost of these transactions are recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.

The change in the net provisions for NBA luxury tax (excluding the impact of certain team personnel transactions) and NHL revenue sharing (excluding playoffs) for the year ended December 31, 2009 as compared to the prior year, as reflected in the table above, reflects a lower net provision for NBA luxury tax, based primarily on the Knicks’ estimated season-ending team salaries subject to the tax and a lower net provision for NHL revenue sharing expense, based primarily on estimates of the Rangers’ and league-wide season-ending revenues. See “— Business Overview — MSG Sports — Expenses — Player Salaries and League Assessments.”

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $375,000 credit agreement with a syndicate of lenders, that we refer to as the “Credit Agreement,” providing for a senior secured revolving credit facility that we refer to as the “Revolving Credit Facility” (see “Financing Agreements” below). Our principal uses of cash include capital spending, working capital-related items and investments that we may fund from time to time. The decision of the Company as to the use of its available liquidity will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.

We are currently pursuing the Transformation of The Garden. In order to most efficiently and effectively complete the Transformation, it will remain a year-round project. Our goal is to minimize disruption to current operations and, to achieve this, we plan for The Garden to remain open for the Knicks’ and Rangers’ regular seasons and playoffs. The Garden and The Theater at Madison Square Garden are now closed for the Transformation-related work during the off-season following the Knicks’ and Rangers’ playoffs and we plan to close The Garden and The Theater at Madison Square Garden after the conclusion of the Knicks’ and Rangers’ seasons, including any playoffs, in the 2012 and 2013 calendar years. The outcome of the Knicks’ and Rangers’ seasons will determine when the venues will close. Given that we cannot know in advance when those seasons will end, we are generally not booking live entertainment or other sporting events from a period commencing in April and ending in October. We will not be hosting pre-season Rangers’ games in the 2011 calendar year at The Garden. While we seek to minimize disruptions during the Transformation, including scheduling events at other venues or to other times of the year when The Garden or The Theater at Madison Square Garden will be open, we do not expect to be able to reschedule all events that would otherwise have occurred during the shutdowns. Consequently, we expect to lose revenues as a result of this schedule.

We expect the renovated lower bowl of The Garden to be open for the 2011-12 NBA and NHL regular seasons and the renovated upper bowl to be open for the 2012-13 NBA and NHL regular seasons. In each case, construction on areas such as concourses and certain restrooms, concessions and suites will continue during the seasons.

As we progress with the Transformation of the lower bowl of The Garden, with the help of our project manager, construction manager and architect, we continue to refine our near-term construction phasing. For example, we accelerated portions of the construction work, previously planned for this off-season, earlier into calendar 2011 while the building was still in use for events. While this initiative increased overall project costs, we believe it was advisable to accelerate work where we could do so, given the complexity of the project and the benefits of reducing some scheduling pressure on our off-season months. We were able to accomplish this effort while minimizing disruption to our customers. In addition to shifting forward portions of the construction work, following our first off-season shutdown, we will gain important experience and knowledge related to the project. While we previously provided a range of projected construction costs for the Transformation project, we continue to believe it would be imprudent and premature to provide an estimate at this time. Rather, for planning and liquidity purposes, and to be prudent and cautious, we have factored in a reserve, which may or may not be entirely necessary, that is 15% above the high-end of the previously provided cost range of $850,000.

The Transformation project remains within our overall expectations. Our schedule for opening the lower and upper bowls, as well as the other elements in the transformed arena, has not changed. Construction costs for the Transformation project incurred through June 30, 2011 were approximately $341,000 of which approximately $170,000 was incurred during the six months ended June 30, 2011.

As with any major renovation project, the Transformation is subject to potential unexpected delays, costs or other problems. Depending upon the severity and timing, such events could materially and negatively affect our business, results of operations and cash flows.

The NBA CBA expired June 30, 2011, and effective July 1, 2011, the NBA declared a lockout of NBA players. While the current NBA work stoppage if continued for a significant duration would have a material negative effect on our consolidated revenues, operating income and AOCF during such period, we believe we have sufficient liquidity, including approximately $305,000 in cash and cash equivalents as of June 30, 2011, to complete the Transformation project and our other initiatives.

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

Financing Agreements

Revolving Credit Facility

On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into the Credit Agreement. The proceeds of borrowings under the facility are available for working capital and capital expenditures, including but not limited to the Transformation, and for general corporate purposes. The Credit Agreement and related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of June 30, 2011, there was $6,900 in letters of credit issued under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of June 30, 2011 was $368,100.

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

The Credit Agreement requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of June 30, 2011, the Company was in compliance with the financial covenants in the Credit Agreement.

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

Certain Covenants and Events of Default

In addition to the financial covenants previously discussed, the Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Credit Agreement contains certain restrictions on the ability of MSG L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Credit Agreement, including the following: (i) incur additional indebtedness; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock; (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend specified material agreements; (ix) merge or consolidate; (x) make dispositions; and (xi) enter into agreements that restrict the granting of liens. In addition, under the Credit Agreement, The Madison Square Garden Company must generally remain a passive holding company.

Advances to Related Party

On March 23, 2010, a related party repaid to the Company the entire principal balance of a $190,000 non-amortizing promissory note due June 30, 2010 along with $914 of interest that accrued at the rate of 3.25% per annum, and without prepayment penalty. The promissory note was executed on January 28, 2010 to replace the non-interest bearing advance owed to the Company by the same related party that was outstanding as of December 31, 2009.

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

Cash Flow Discussion

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 decreased by $18,900 to $51,898 as compared to the comparable period of the prior year. This decrease was driven by a $6,158 decrease in net income and other non-cash items and a decrease of $12,742 resulting from changes in assets and liabilities.

The decrease resulting from changes in assets and liabilities was primarily due to decreases during the six months ended June 30, 2011 in accounts receivable and accrued and other liabilities of $9,694 and $17,533, respectively, as compared to decreases of $21,183 and $5,614, respectively, during the comparable period of the prior year, as well as an increase of $7,612 in prepaid expenses and other assets during the six months ended June 30, 2011, as compared to a decrease of $4,794 during the comparable period of the prior year. These items were partially offset by a decrease during the six months ended June 30, 2011 in related party receivables of $320 as compared to an increase of $15,506 during the comparable period of the prior year, as well as an increase in deferred revenue of $7,228 during the six months ended June 30, 2011, as compared to a decrease of $5,035 during the comparable period of the prior year.

Net cash provided by operating activities for the year ended December 31, 2010 increased by $93,401 to $195,282 as compared to the prior year. This increase was driven by a $68,455 increase in net income and other non-cash items and an increase of $24,946 resulting from changes in assets and liabilities. The increase in changes in assets and liabilities was primarily due to an increase in accrued and other liabilities for the year ended December 31, 2010 of $612 as compared to a decrease of $27,107 in the prior year as well as a decrease in prepaid expenses and other assets for the year ended December 31, 2010 of $13,277 as compared to an increase of $1,006 in the prior year; these items were partially offset by an increase in the related party receivables for the year ended December 31, 2010 of $15,062 as compared to a decrease of $270 in the prior year.

Net cash provided by operating activities for the year ended December 31, 2009 increased by $32,435 to $101,881 as compared to the prior year. The most significant change in comparing the 2009 operating cash flows to 2008 was a $32,496 increase in income before depreciation and amortization and other non-cash items.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 increased by $56,282 to $98,048 as compared to the comparable period of the prior year primarily driven by an increase in capital expenditures associated with the Transformation.

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

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2011 was $3,472 as compared to $180,997 of net cash provided by financing activities for the six months ended June 30, 2010. The change is primarily driven by the 2010 receipt of the principal balance of a $190,000 promissory note due from a related party.

Net cash provided by financing activities for the year ended December 31, 2010 increased by $184,528 to $180,924 as compared to the prior year. This increase was primarily driven by the 2010 receipt of the principal balance of a $190,000 promissory note due from a related party. This increase was partially offset by a $5,840 increase in deferred financing costs associated with the Revolving Credit Facility.

Net cash used in financing activities for the year ended December 31, 2009 decreased by $57,673 to $3,604 as compared to the prior year. This decline was primarily driven by an advance of $60,000 made to a related party in 2008.

Contractual Obligations and Off Balance Sheet Arrangements

Future cash payments required under operating leases, unconditional purchase obligations pursuant to material contracts entered into by the Company in the normal course of business, outstanding letters of credit and capital leases as of June 30, 2011 are summarized in the following table.

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements:
Contractual obligations (a)	$1,282,310	$167,410	$272,676	$173,880	$668,344
Operating lease obligations (b)	387,907	40,220	79,722	77,327	190,638
Letters of credit (c)	6,900	6,900	—	—	—

	1,677,117	214,530	352,398	251,207	858,982

Contractual obligations reflected on the balance sheet:
Capital lease obligations (d)	6,075	1,222	1,244	1,244	2,365
Contractual obligations (e)	53,172	18,074	7,204	9,046	18,848

	59,247	19,296	8,448	10,290	21,213

Total	$1,736,364	$233,826	$360,846	$261,497	$880,195

(a)

Contractual obligations not reflected on the balance sheet consist primarily of (i) the MSG Media segment’s obligations related to professional team rights, acquired under license agreements, to telecast certain live sporting events, (ii) the MSG Sports segment’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, and (iii) minimum purchase requirements incurred in the normal course of the Company’s operations.

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

Seasonality of Our Business

The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the first and fourth quarter of each calendar year (the second and third quarter of our new fiscal year). The dependence of the MSG Entertainment segment on revenues from its Christmas shows (the Radio City Christmas Spectacular) generally means it earns a disproportionate share of its revenues and operating income in the fourth quarter of the calendar year (the second quarter of our new fiscal year).

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC (“Accounting Standards Codification”) 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in generally accepted accounting principles in the United States (“GAAP”) for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amendments are to be applied prospectively, and will be effective for public companies for fiscal years and interim periods beginning after December 15, 2011. Early adoption by public entities is not permitted. This standard will be effective for the Company beginning in its third quarter of fiscal 2012. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income, which is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income, and to additionally align the presentation of other comprehensive income in financial statements prepared in accordance with GAAP with those prepared in accordance with International Financial Reporting Standards. An entity now has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of its approach, the entity is expected to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If the entity chooses to present a single continuous statement, it would present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. If the entity chooses for the two-statement approach, then it would present components of net income and total net income in the statement of net income, to be immediately followed by the statement of other comprehensive income, which would include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively and early adoption is permitted. This standard will be effective for the Company beginning in its first quarter of fiscal 2013. The Company believes that the adoption of this standard will result only in changes in the presentation of its financial statements and will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Management believes its use of estimates in the consolidated financial statements to be reasonable. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Impairment of Long-Lived and Indefinite-Lived Assets

The Company’s long-lived and indefinite-lived assets accounted for approximately 71% of the Company’s consolidated total assets as of June 30, 2011 and consist of the following:

Goodwill	$742,492
Indefinite-lived intangible assets	158,096
Amortizable intangible assets, net	121,794
Property and equipment, net	607,792

$1,630,174

In assessing the recoverability of the Company’s long-lived and indefinite-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our long-lived and/or indefinite-lived assets.

Goodwill

Goodwill is tested annually for impairment during the first calendar quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for goodwill is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. For the purpose of evaluating goodwill impairment, the Company has three reporting units that are the same as its reportable segments, and all of which recognized goodwill. The estimates of the fair value of the Company’s reporting units are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables. For MSG Media, these valuations also include assumptions for projected average rates per viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to sports programming and programming rights and the cost of such sports programming and programming rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions. For MSG Entertainment, these valuations include assumptions for the number and expected financial performance of live entertainment events and productions. For MSG Sports, these valuations include assumptions for ticket sales, revenues related to sales of suite licenses, local and national television broadcasting rights, sponsorships, concessions, player and other team personnel compensation, and luxury tax or revenue sharing assumptions for comparable market transactions. Significant judgments inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

The goodwill balance reported on the Company’s balance sheet as of June 30, 2011 by reportable segment is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187

$742,492

During the first quarter of the 2011 calendar year, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments. Based on the Company’s annual impairment test during the first quarter of the 2011 calendar year, the Company’s reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).

Identifiable Indefinite-Lived Intangible Assets

Identifiable indefinite-lived intangible assets are tested annually for impairment during the first calendar quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of June 30, 2011 by reportable segment:

Sports franchises (MSG Sports segment)	$96,215
Trademarks (MSG Entertainment segment)	61,881

$158,096

The Company’s indefinite-lived sports franchises intangibles, representing the Company’s NBA and NHL sports franchises, were valued using a direct valuation method based on market comparables. The Company’s indefinite-lived trademark intangible assets relate to the Company’s Radio City related trademarks which include the Radio City Christmas Spectacular and the Rockettes and The Chicago Theatre related trademarks, which were all valued using a relief-from-royalty method in which the expected benefits are valued by discounting hypothetical royalty payments based on projected revenues covered by the trademarks. Both the Radio City related trademarks and the sports franchises were recorded in April 2005, when Cablevision acquired the remaining 40% interest in a subsidiary of Cablevision which wholly-owned the Company.

During the first quarter of the 2011 calendar year, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there was no impairment identified. Based on the Company’s annual impairment test during the first quarter of the 2011 calendar year, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value.

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

The Company has recognized intangible assets for affiliation agreements and affiliate relationships, season ticket holder relationships, suite holder relationships, and other intangibles as a result of purchase accounting. The Company has determined that certain of such intangible assets have finite lives. The estimated useful lives and net carrying values of these intangibles at June 30, 2011 are as follows:

	Net Carrying Value	Estimated Useful Lives
Affiliation agreements and affiliate relationships	$68,241	10 to 24 years
Season ticket holder relationships	40,458	10 to 15 years
Suite holder relationships	6,651	11 years
Broadcast rights	1,741	10 years
Other amortizable intangibles	4,703	7 to 15 years

	$121,794

All of the finite-lived intangible assets were recorded when Cablevision acquired the remaining 40% interest in a subsidiary of Cablevision which wholly-owned the Company in April 2005. The useful lives for the affiliation agreements, affiliate relationships, season ticket holder relationships and suite holder relationships were determined based upon an analysis of the weighted average remaining terms of existing agreements the Company had in place with its major customers at the time that purchase accounting was applied, plus an estimate for renewals of such agreements. The Company has been successful in renewing its major affiliation agreements and maintaining customer relationships in the past and believes it will be able to renew its major affiliation agreements and maintain those customer relationships in the future. Furthermore, the Company has been successful in maintaining its relationships with its season ticket holders and suite holders in the past and believes it will be able to significantly renew its season ticket and suite holder relationships and maintain those relationships in the future. However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a significant adverse impact on our business. In light of these facts and circumstances, the Company has determined that its estimated useful lives are appropriate.

There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In certain of these circumstances, the affiliate may continue to carry the service(s) until execution of definitive renewal or replacement agreements (or until we or the affiliate determine that carriage should cease). See “— Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010 — Consolidated Results of Operations — Adjusted operating cash flow.”

If an affiliate were to cease carrying the service on an other than temporary basis, the Company would record an impairment charge for the then remaining carrying value of that affiliation agreement and affiliate relationship intangible asset. If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above for the asset or asset group containing that intangible asset. The Company also would evaluate whether the remaining useful life of the affiliation agreement and affiliate relationship remained appropriate. Based on the carrying value of the affiliation agreements and affiliate relationships recorded as of June 30, 2011, if the estimated life of these affiliation agreements and affiliate relationships were shortened by 10%, the effect on amortization for the six months ended June 30, 2011 would be an increase of approximately $386.

Defined Benefit Pension Plans and Other Postretirement Benefit Plan

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

Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. The rate we use to discount these payments was determined (based on the expected duration of the benefit payments for the plans) from the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which we believe the plans’ benefits could be effectively settled. Lower discount rates increase the present value of benefit obligations and the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2011 for the Company’s pension plans and postretirement plan were 5.68% and 5.35%, respectively. A 25 basis point decrease in these assumed discount rates would increase the projected benefit obligations for the Company’s pension plans and postretirement plan at June 30, 2011 by $4,427 and $212, respectively. The weighted-average discount rates used to determine net periodic benefit cost for the six months ended June 30, 2011 for the Company’s pension plans and postretirement plan were 5.55% and 5.35%, respectively. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s pension plans and postretirement plan for the six months ended June 30, 2011 by $294 and $3, respectively.

The expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The expected long-term rate of return on plan assets for the Company’s funded pension plans was 4.26% for the six months ended June 30, 2011. Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $91 for the six months ended June 30, 2011.

Another important assumption for our postretirement plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company’s claims experience and the results of recent healthcare trend surveys.

Assumptions for healthcare cost trend rates used to determine the benefit obligation and net periodic benefit cost for our postretirement plan as of and for the six months ended June 30, 2011 are as follows:

	Net Periodic Benefit Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	9.00%	8.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2020

A one percentage point change in assumed healthcare cost trend rates would have the following effects on the benefit obligation for our postretirement plan and net periodic postretirement benefit cost as of and for the six months ended June 30, 2011:

	Increase (Decrease) on Total of Service and Interest Cost Components	Increase (Decrease) on Benefit Obligation
One percentage point increase	$44	$895
One percentage point decrease	$(38)	$(778)

GAAP includes mechanisms that serve to limit the volatility in our earnings that otherwise would result from recording changes in the value of plan assets and benefit obligations in our consolidated financial statements in the periods in which those changes occur. For example, while the expected long-term rate of return on the plans’ assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns could occur in any given year. These differences contribute to the deferred actuarial gains or losses, which are then amortized over time.

See Note 15 to the consolidated financial statements included in Item 8. of this Transition Report on Form 10-K/T for more information on our pension plans and other postretirement benefit plan.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For sensitivity analyses and other information regarding market risks we face in connection with our pension and postretirement plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies — Critical Accounting Policies — Defined Benefit Pension Plans and Other Postretirement Benefit Plan,” which information is incorporated by reference herein.

Our market risk exposure to interest rate risk relates to any borrowing we may incur. We have no foreign currency risk exposure as our businesses operate almost entirely in U.S. dollars, nor do we have any meaningful commodity risk exposures associated with the operation of our venues.

Borrowings under our Revolving Credit Facility incur interest, based on our election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. Accordingly, we are subject to interest rate risk with respect to the tenor of any borrowings we may incur under the Revolving Credit Facility. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments that qualify for hedge accounting treatment. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements” for more information on our Revolving Credit Facility.

On February 4, 2011 the Company exchanged its ownership interest in Front Line Management Group, Inc., valued at approximately $41 million, for approximately 3,913,000 shares, or 2.16%, of Live Nation Entertainment, Inc. (“LNE”) common stock at a share price of $10.48. The price of LNE common stock has fluctuated between $2.47 and $18.75 over the past three years and it may continue to fluctuate significantly in the future. In addition, LNE has a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. Sales of a substantial number of LNE shares in the public market, or the possibility that these sales may occur, could cause the market price for its common stock to decline. This investment is reported in the Company’s consolidated balance sheet as of June 30, 2011 in other assets, and is classified as available-for-sale and as such is carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity. A uniform 10% increase or decrease in the share price for LNE common stock compared to the share price used for the exchange would increase or decrease the value of the Company’s investment by approximately $4.1 million, before tax.

Item 8. Financial Statements and Supplementary Data

The Financial Statements required by this Item 8 appear beginning on page 104 of this Transition Report on Form 10-K/T, and are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of June 30, 2011, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under the Securities Exchange Act of 1934 Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

The effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2011 annual meeting of the Company’s shareholders, expected to be filed within 120 days of our fiscal year end, which is incorporated herein by reference.

Item 11. Executive Compensation

Information relating to executive compensation will be included in the proxy statement for the 2011 annual meeting of the Company’s shareholders, expected to be filed within 120 days of the end of our transition period, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2011 annual meeting of the Company’s shareholders, expected to be filed within 120 days of the end of our transition period, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2011 annual meeting of the Company’s shareholders, expected to be filed within 120 days of the end of our transition period, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information relating to principal accountant fees and services will be included in the proxy statement for the 2011 annual meeting of the Company’s shareholders, expected to be filed within 120 days of the end of our transition period, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page 104.

2.	Financial statement schedule:

Page No.
Schedule supporting consolidated financial statements:
Schedule II — Valuation and Qualifying Accounts	97

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	The Index to Exhibits is on page 100.

THE MADISON SQUARE GARDEN COMPANY

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Six Months Ended June 30, 2011 Allowance for doubtful accounts	$(2,410)	$(190)	$308	$(2,292)

Year Ended December 31, 2010 Allowance for doubtful accounts	$(2,337)	$(726)	$653	$(2,410)

Year Ended December 31, 2009 Allowance for doubtful accounts	$(2,320)	$(1,013)	$996	$(2,337)

Year Ended December 31, 2008 Allowance for doubtful accounts	$(3,164)	$(2)	$846	$(2,320)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of August, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ HANK J. RATNER Hank J. Ratner	President and Chief Executive Officer (Principal Executive Officer)	August 26, 2011

/S/ ROBERT M. POLLICHINO Robert M. Pollichino	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 26, 2011

/S/ JOSEPH F. YOSPE Joseph F. Yospe	Senior Vice President, Controller and Principal Accounting Officer	August 26, 2011

/S/ JAMES L. DOLAN James L. Dolan	Executive Chairman (Director)	August 26, 2011

/S/ CHARLES F. DOLAN Charles F. Dolan	Director	August 26, 2011

/S/ CHARLES P. DOLAN Charles P. Dolan	Director	August 26, 2011

/S/ KRISTIN A. DOLAN Kristin A. Dolan	Director	August 26, 2011

Name	Title	Date

/S/ THOMAS C. DOLAN Thomas C. Dolan	Director	August 26, 2011

/S/ BRAD DORSOGNA Brad Dorsogna	Director	August 26, 2011

/S/ BRIAN G. SWEENEY Brian G. Sweeney	Director	August 26, 2011

/S/ DEBORAH DOLAN-SWEENEY Deborah Dolan-Sweeney	Director	August 26, 2011

/S/ MARIANNE DOLAN WEBER Marianne Dolan Weber	Director	August 26, 2011

/S/ RICHARD D. PARSONS Richard D. Parsons	Director	August 26, 2011

/S/ ALAN D. SCHWARTZ Alan D. Schwartz	Director	August 26, 2011

/S/ VINCENT TESE Vincent Tese	Director	August 26, 2011

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1	Distribution Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).

3.1	Amended and Restated Certificate of Incorporation of Madison Square Garden, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 10, 2010).

3.1.A	Certificate of Ownership and Merger merging The Madison Square Garden Company With and Into Madison Square Garden, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Form 10-Q for the quarter ended March 31, 2011 filed on May 6, 2011).

3.2	Amended By-Laws of The Madison Square Garden Company (incorporated by reference to Exhibit 3.2 to Company’s Form 10-Q for the quarter ended March 31, 2011 filed on May 6, 2011).

4.1	Registration Rights Agreement by and among Madison Square Garden, Inc. and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 3.5 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).

4.2	Registration Rights Agreement by and among Madison Square Garden, Inc. and The Dolan Family Affiliates (incorporated by reference to Exhibit 3.6 to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 14, 2010).

4.3	Transfer Consent Agreement with NBA, dated February 9, 2010 (incorporated by reference to Exhibit 3.7 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).

4.4	Transfer Consent Agreement with NHL, dated February 9, 2010 (incorporated by reference to Exhibit 3.8 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).

10.1	Transition Services Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.1 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).

10.2	Tax Disaffiliation Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).

10.3	Employee Matters Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).

10.4	Madison Square Garden, Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†

EXHIBIT NO.	DESCRIPTION
10.5	Madison Square Garden, Inc. 2010 Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†

10.6	Madison Square Garden, Inc. 2010 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the Quarter Ended March 31, 2010 filed on May 7, 2010).†

10.7	Lease Agreement, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, dated December 4, 1997 (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).+

10.8	First Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).

10.9	Second Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).+

10.10	Third Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed on October 19, 2009).+

10.11	Fourth Amendment to Lease, dated January 24, 2011 between RCPI Landmark Properties, LLC and Radio City Productions LLC (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2010 filed on March 4, 2011).+

10.12	Restated Guaranty of Lease between Madison Square Garden, L.P. and RCPI Landmark Properties, LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009).+

10.13	First Amendment to Restated Guaranty dated as of March 22, 2010 by and among RCPI Landmark Properties, LLC and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010).+

10.14	Second Amendment to Restated Guaranty dated as of January 24, 2011 by and among RCPI Landmark Properties, LLC and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended December 31, 2010 filed on March 4, 2011).

10.15	Affiliation Agreement between CSC Holdings, Inc. and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).+

EXHIBIT NO.	DESCRIPTION
10.16	Form of Madison Square Garden, Inc. Option Agreement in respect of Vested Cablevision Options granted on and prior to November 8, 2005 (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†

10.17	Form of Madison Square Garden, Inc. Rights Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†

10.18	Form of Madison Square Garden, Inc. Option Agreement in respect of Vested Cablevision Options granted on June 5, 2006 and October 19, 2006 (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†

10.19	Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on January 20, 2009 (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†

10.20	Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on March 5, 2009 (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 11, 2010).†

10.21	Employment Agreement by and between Madison Square Garden, Inc. and James L. Dolan (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†

10.22	Employment Agreement by and between Madison Square Garden, Inc. and Hank J. Ratner (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†

10.23	Employment Agreement by and between Madison Square Garden, Inc. and Robert M. Pollichino (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†

10.24	Employment Agreement by and between Madison Square Garden, Inc. and Lawrence J. Burian (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).†

10.25	Time Sharing Agreement between Dolan Family Office LLC and Madison Square Garden, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 24, 2009).

10.26	Employment Agreement by and between Madison Square Garden, Inc. and Joseph F. Yospe (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 26, 2010).†

10.27	Employment Agreement by and between Madison Square Garden, Inc. and Robert J. Lynn (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for quarter ended June 30, 2010 filed on August 6, 2010).†

EXHIBIT NO.	DESCRIPTION
10.28	Credit Agreement, dated as of January 28, 2010, among Madison Square Garden, L.P., certain subsidiaries of Madison Square Garden, L.P., J.P. Morgan Securities Inc., as sole lead arranger, J.P. Morgan Securities Inc., Barclays Capital, Suntrust Robinson Humphrey, Inc. and Banc of America Securities, LLC, as bookrunners, Barclays Capital and Suntrust Robinson Humphrey, Inc., as co-syndication agents, Barclays Bank PLC and Suntrust Robinson Humphrey, Inc., as co-documentation agents, JPMorgan Chase Bank, National Association, as administrative agent, collateral agent and letter of credit issuer, and the lenders parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 1, 2010).

10.29	Security Agreement, dated as of January 28, 2010, among Madison Square Garden, L.P., certain subsidiaries of Madison Square Garden, L.P., other guarantors referred to thereto and JPMorgan Chase Bank, National Association, as collateral agent (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 1, 2010).
10.30	Amendment No. 1 to the Credit Agreement dated as of April 15, 2011 among Madison Square Garden, L.P., the Guarantors (as defined in the Credit Agreement), the banks, financial institutions and other institutional lenders parties to the Credit Agreement and JPMorgan Chase Bank, National Association, as agent for the Lenders (incorporated by reference to Exhibit 10.1 to Company’s Form 10-Q for the quarter ended March 31, 2011 filed on May 6, 2011).

10.31	Form of Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K/A (Amendment No. 1) filed on April 23, 2010).†

10.32	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K/A (Amendment No. 1) filed on April 23, 2010).†

10.33	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K/A (Amendment No. 1) filed on April 23, 2010).†

10.34	Form of Restricted Shares Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2009 filed on April 23, 2010).†

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

24.1	Powers of Attorney (included on the signature page to this Transition Report on Form 10-K/T).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	This exhibit is a management contract or a compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the six months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008	F-4

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008	F-5

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Madison Square Garden Company:

We have audited the accompanying consolidated balance sheets of The Madison Square Garden Company as of June 30, 2011 and December 31, 2010, and 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income (loss) for the six month period ended June 30, 2011 and for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule (as listed in the index to Item 15). We also have audited The Madison Square Garden Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Madison Square Garden Company’s management is responsible for these consolidated financial statements, the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Madison Square Garden Company as of June 30, 2011 and December 31, 2010, and 2009, and the results of its operations and its cash flows for the six month period ended June 30, 2011, and for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, The Madison Square Garden Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP

New York, New York

August 26, 2011

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2011	December 31,
		2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$304,876	$354,498	$109,716
Restricted cash	8,051	4,215	7,139
Accounts receivable, net of allowance for doubtful accounts of $2,292, $2,410 and $2,337	118,013	127,897	130,460
Net related party receivables	22,587	22,907	7,845
Prepaid expenses	34,512	40,411	36,849
Related party advances	—	—	190,000
Other current assets	21,379	25,638	37,049

Total current assets	509,418	575,566	519,058
Property and equipment, net of accumulated depreciation and amortization of $407,190, $408,561 and $375,223	607,792	472,821	342,005
Other assets	140,664	118,429	131,820
Amortizable intangible assets, net of accumulated amortization of $122,093, $113,484 and $105,351	121,794	130,403	148,028
Indefinite-lived intangible assets	158,096	158,096	158,096
Goodwill	742,492	742,492	742,492

	$2,280,256	$2,197,807	$2,041,499

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$31,769	$8,118	$7,104
Accrued liabilities:
Employee related costs	55,007	71,859	71,646
Other accrued liabilities	167,784	117,509	85,815
Deferred revenue	156,047	148,819	133,584

Total current liabilities	410,607	346,305	298,149
Defined benefit and other postretirement obligations	52,865	55,700	45,165
Other employee related costs	39,700	40,079	44,407
Other liabilities	53,995	57,272	63,568
Deferred tax liability	517,204	527,527	484,107

Total liabilities	1,074,371	1,026,883	935,396

Commitments and contingencies (Notes 11 and 12)
Stockholders’ Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 62,094 and 62,265 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	625	624	—
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of June 30, 2011 and December 31, 2010	136	136	—
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—	—
Additional paid-in capital	1,041,769	1,032,121	1,042,283
Treasury Stock, at cost, 500 and 234 shares as of June 30, 2011 and December 31, 2010, respectively	(10,279)	(3,723)	—
Retained earnings	188,867	161,253	77,873
Accumulated other comprehensive loss	(15,233)	(19,487)	(14,053)

Total stockholders’ equity	1,205,885	1,170,924	1,106,103

	$2,280,256	$2,197,807	$2,041,499

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008
Revenues (including related party revenues of $81,825, $159,907, $126,694 and $121,059, respectively)	$564,287	$1,157,136	$1,062,417	$1,042,958

Operating expenses:
Direct operating (excluding depreciation and amortization shown below and including related party expenses of $5,559, $12,691, $29,635 and $30,962, respectively)	331,306	686,442	682,337	724,904
Selling, general and administrative (including related party expenses of $4,483, $11,651, $48,816 and $45,252, respectively)	143,179	279,263	273,712	270,065
Depreciation and amortization	44,926	56,907	61,336	66,231

	519,411	1,022,612	1,017,385	1,061,200

Operating income (loss)	44,876	134,524	45,032	(18,242)

Other income (expense):
Interest income (including related party interest income of $914 for the year ended December 31, 2010)	1,212	3,308	2,759	5,193
Interest expense	(3,428)	(6,765)	(3,876)	(3,274)
Miscellaneous	5,561	3,924	2,000	—

	3,345	467	883	1,919

Income (loss) from operations before income taxes	48,221	134,991	45,915	(16,323)
Income tax benefit (expense)	(20,607)	(51,611)	(18,266)	11,387

Net income (loss)	$27,614	$83,380	$27,649	$(4,936)

Basic earnings (loss) per common share	$0.37	$1.13	$0.38	$(0.07)
Diluted earnings (loss) per common share	$0.36	$1.09	$0.38	$(0.07)
Weighted-average number of common shares outstanding:
Basic	74,350	73,864	73,309	73,309
Diluted	77,193	76,714	73,309	73,309

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$27,614	$83,380	$27,649	$(4,936)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,926	56,907	61,336	66,231
Impairment of deferred costs	—	11,437	—	—
Amortization of deferred financing costs	1,090	1,998	—	—
Share-based compensation expense related to equity classified awards	5,870	9,977	—	—
Share-based compensation expense prior to the Distribution	—	1,012	14,325	12,389
Excess tax benefit on share-based awards	(2,981)	(699)	—	—
Gain on exchange of investment	(3,375)	—	—	—
Deemed capital contribution (distribution) related to income taxes	—	6,780	84	(843)
Provision for doubtful accounts	190	726	1,013	2
Amortization of purchase accounting liability related to unfavorable contracts	—	—	(1,344)	(2,276)
Change in assets and liabilities:
Accounts receivable, net	9,694	1,837	(1,964)	9,291
Net related party receivables	320	(15,062)	270	3,051
Prepaid expenses and other assets	(7,612)	13,277	(1,006)	(29,549)
Accounts payable	6,164	142	(789)	(12,717)
Accrued and other liabilities	(23,697)	612	(27,107)	58,163
Deferred revenue	7,228	15,235	11,148	(17,973)
Deferred income taxes	(13,533)	7,723	18,266	(11,387)

Net cash provided by operating activities	51,898	195,282	101,881	69,446

Cash flows from investing activities:
Capital expenditures	(95,906)	(132,905)	(59,361)	(55,192)
Proceeds from asset sales	—	10	74	—
Decrease in restricted cash	—	2,000	—	—
Payments for acquisition of assets or equity interests	(2,142)	(529)	—	(37,632)

Net cash used in investing activities	(98,048)	(131,424)	(59,287)	(92,824)

Cash flows from financing activities:
Proceeds from promissory note due from (advances to) related party	—	190,000	—	(60,000)
Additions to deferred financing costs	—	(8,370)	(2,530)	—
Principal payments on capital lease obligations	(695)	(1,315)	(1,222)	(1,101)
Deemed repurchases of restricted shares	(6,556)	(3,723)	—	—
Proceeds from stock option exercises	798	3,633	—	—
Excess tax benefit on share-based awards	2,981	699	—	—
Capital contributions (distributions)	—	—	148	(176)

Net cash provided by (used in) financing activities	(3,472)	180,924	(3,604)	(61,277)

Net increase (decrease) in cash and cash equivalents	(49,622)	244,782	38,990	(84,655)
Cash and cash equivalents at beginning of period	354,498	109,716	70,726	155,381

Cash and cash equivalents at end of period	$304,876	$354,498	$109,716	$70,726

Supplemental Data:
Income taxes paid (refunded), net	$27,445	$38,507	$(7)	$(5)
Interest paid for capital lease obligations	215	555	607	696
Non-cash investing and financing activities:
Deemed capital contributions (distributions), net primarily related to income taxes and share-based compensation expense prior to the Distribution	$—	$(23,576)	$14,409	$11,532
Capital expenditures incurred but not yet paid	81,274	30,151	—	—
Asset retirement obligations	18,088	9,827	—	9,243
Leasehold improvements paid by landlord	—	4,658	—	1,890
Capital lease obligation	—	—	—	640

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2008	$—	$1,016,194	$—	$55,160	$962	$1,072,316
Net loss	—	—	—	(4,936)	—	(4,936)
Other comprehensive loss	—	—	—	—	(6,289)	(6,289)

Comprehensive loss						(11,225)
Deemed capital distribution, net	—	(14)	—	—	—	(14)
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	—	12,389	—	—	—	12,389
Deemed capital distribution related to income taxes	—	(843)	—	—	—	(843)

Balance at December 31, 2008	$—	$1,027,726	$—	$50,224	$(5,327)	$1,072,623
Net income	—	—	—	27,649	—	27,649
Other comprehensive loss	—	—	—	—	(8,726)	(8,726)

Comprehensive income						18,923
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	—	14,325	—	—	—	14,325
Deemed capital contribution related to income taxes	—	84	—	—	—	84
Capital contribution	—	148	—	—	—	148

Balance at December 31, 2009	$—	$1,042,283	$—	$77,873	$(14,053)	$1,106,103
Net income	—	—	—	83,380	—	83,380
Other comprehensive loss	—	—	—	—	(3,325)	(3,325)

Comprehensive income						80,055
Deemed capital contribution related to share-based compensation expense prior to the Distribution	—	1,012	—	—	—	1,012
Deemed capital contribution related to income taxes	—	6,780	—	—	—	6,780
Adjustments related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution, net of taxes	—	(1,008)	—	—	(2,109)	(3,117)
Deemed capital contribution related to the transfer of certain liabilities between the Company and Cablevision, net of taxes	—	5,125	—	—	—	5,125
Reclassification of common stock in connection with the Distribution	755	(755)	—	—	—	—
Distribution date deferred tax assets and liabilities adjustments	—	(35,485)	—	—	—	(35,485)
Proceeds from exercise of options	5	3,628	—	—	—	3,633
Share-based compensation expense	—	9,977	—	—	—	9,977
Treasury stock acquired from acquisition of restricted shares	—	—	(3,723)	—	—	(3,723)
Excess tax benefit on share-based awards	—	564	—	—	—	564

Balance at December 31, 2010	$760	$1,032,121	$(3,723)	$161,253	$(19,487)	$1,170,924
Net income	—	—	—	27,614	—	27,614
Other comprehensive income	—	—	—	—	4,254	4,254

Comprehensive income						31,868
Proceeds from exercise of options	1	797	—	—	—	798
Share-based compensation expense	—	5,870	—	—	—	5,870
Treasury stock acquired from acquisition of restricted shares	—	—	(6,556)	—	—	(6,556)
Excess tax benefit on share-based awards	—	2,981	—	—	—	2,981

Balance at June 30, 2011	$761	$1,041,769	$(10,279)	$188,867	$(15,233)	$1,205,885

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.

Note 1. Description of Business and Basis of Presentation

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

The Company is a fully integrated sports, entertainment and media business. The Company is comprised of three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company’s venues. The MSG Media segment includes regional sports networks such as MSG network, MSG Plus, MSG HD and MSG Plus HD, collectively called the MSG Networks, and the Fuse Networks (Fuse and Fuse HD), a national television network dedicated to music. MSG Entertainment presents or hosts live entertainment events such as concerts, family shows and special events in the Company’s diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes (the “Rockettes”). MSG Sports owns and operates sports franchises, including the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), and the Connecticut Whale of the American Hockey League (the “AHL”), which is the primary player development team for the Rangers. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events, outside of Knicks, Rangers and Liberty games.

The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena (“The Garden”) and The Theater at Madison Square Garden in New York City, as well as The Chicago Theatre in Chicago. It leases Radio City Music Hall and the Beacon Theatre in New York City. The Company also has a booking agreement in respect of the Wang Theatre in Boston.

Basis of Presentation

Change in Fiscal Year

On February 7, 2011, the Board of Directors of the Company approved a change in the Company’s fiscal year-end from December 31 to June 30, effective June 30, 2011. The Company believes that this change in fiscal year will better align its financial planning and reporting cycles with the seasonality of its business, particularly

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the MSG Sports and MSG Entertainment segments. As a result of this change, the consolidated financial statements include the Company’s financial results for the six month transition period of January 1, 2011 through June 30, 2011. The unaudited comparative information for the six months ended June 30, 2010 is included in Note 21. The years ended December 31, 2010, 2009 and 2008 reflect the twelve month results of the respective calendar year.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Madison Square Garden Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. For periods prior to the Distribution date, the financial statements were prepared on a combined basis and reflect the assets, liabilities, revenues and expenses of the Company as if it were a separate entity for those periods. However, for all periods prior to the Distribution, deferred tax assets and liabilities have been measured using the estimated applicable corporate tax rates used by Cablevision (See Note 18).

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance and share-based compensation, depreciation and amortization, and the allowance for losses. Management believes its use of estimates in the consolidated financial statements to be reasonable.

Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and as such these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the Company’s financial statements in future periods.

Revenue Recognition

MSG Media

The Company’s MSG Media business receives affiliation fees from cable television systems and satellite, telephone and other multichannel video programming distributors. The programming service is delivered throughout the term of the agreements and the Company recognizes this revenue in the period that the programming service is provided. MSG Media also earns advertising revenues, which are recognized when the advertisements are aired.

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

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

MSG Entertainment

Event-related revenues from the sale of tickets, venue license fees earned in connection with entertainment events that the Company does not produce or promote, sponsorships, concessions and merchandise are recognized when the event occurs. Revenues collected in advance of an event are recorded as deferred revenue until earned.

Revenues from the sale of advertising in the form of in-venue signage and sponsorships, which are not related to any specific event, are recorded and recognized ratably over the period of benefit of the respective agreements.

Revenues from the rental of The Garden’s suites are recognized ratably over the period of benefit of the respective agreements for the benefit of the Company’s MSG Entertainment and MSG Sports segments.

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

Revenues from the sale of advertising in the form of in-venue signage and sponsorships, which are not related to any specific event, are recognized ratably over the period of benefit of the respective agreements.

Revenues from the rental of The Garden’s suites are recognized ratably over the period of benefit of the respective agreements for the benefit of the Company’s MSG Sports and MSG Entertainment segments.

Multiple-Element Transactions

The Company has various types of multiple-deliverable arrangements, including multi-year sponsorship agreements. The deliverables included in each sponsorship agreement vary and may include suite licenses, event tickets and various media and advertising benefits, which include items such as, but not limited to, signage in The Garden and other MSG venues. The timing of revenue recognition for each deliverable is dependent upon meeting the revenue recognition criteria for the respective deliverable.

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

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing BESP for deliverables include, but are not limited to, prices charged for similar deliverables, the Company’s ongoing pricing strategy and policies, consideration of pricing of similar deliverables sold in other multiple-deliverable agreements, and other factors.

Direct Operating Expenses

Direct operating expenses include, but are not limited to, compensation expense for the Company’s professional sports teams’ players and certain other team personnel, as well as league assessments for the MSG Sports segment; event costs related to the presentation and production of the Company’s entertainment and other live sporting events; network programming costs; and venue lease, maintenance and other operating expenses.

Player Costs and League Assessments for the MSG Sports Segment

Costs incurred to acquire player contracts, including signing bonuses, are capitalized as deferred costs and amortized over the applicable NBA or NHL regular season (for the NBA, November through April and for the NHL, October through April) on a straight-line basis over the fixed contract period of the respective player. Player salaries are also typically expensed over the applicable NBA, NHL or WNBA regular season on a straight-line basis. In certain player contracts the annual contractual salary amounts may fluctuate such that expensing the salary for the entire contract on a straight-line basis over each regular season better reflects the economic benefit of the services provided.

In instances where a player sustains what is deemed to be a season-ending or career-ending injury, a provision is recorded, when that determination can be reasonably made, for the remainder of the player’s seasonal or contractual salary and related costs, together with any associated NBA luxury tax, net of any anticipated insurance recoveries. See Note 5 for further discussion of significant team personnel transactions. When player contracts are traded or terminated, any remaining unamortized signing bonuses are expensed to current operations.

The NBA and NHL each have collective bargaining agreements (“CBA”) with the respective league’s players association, to which the Company is subject. The most recent NBA CBA expired June 30, 2011 and we cannot be certain of the changes or new terms that will be included in the successor CBA, which is being negotiated. The expired NBA CBA contained a “soft” salary cap (i.e., a cap on each team’s aggregate salaries but with certain exceptions that enabled teams to pay more, sometimes substantially more, than the cap) and also provided that players would collectively receive a designated percentage of league-wide revenues as compensation, and the teams retain the remainder. This provision did not apply on a team-by-team basis and accordingly the Company was permitted to pay its players a higher or lower portion of its revenues than other NBA teams. The expired NBA CBA contained an escrow system to implement the league-wide salary cap. Under that escrow system, NBA teams withheld a portion of each player’s salary throughout the season and contributed the withheld amounts to an escrow account. If the league’s aggregate player compensation exceeded the designated percentage of league-wide revenues, some or all of such escrowed amounts would be distributed equally to all NBA teams. If the league’s aggregate player compensation was below the designated percentage of league-wide revenues, this shortfall amount (funded using distributions from league sources) and all escrowed amounts would be paid to the players. The expired NBA CBA also provided for a luxury tax applicable to all teams with aggregate player salaries exceeding a threshold that was set prior to each season based upon league-wide revenues (as defined under the NBA CBA). The luxury tax was generally equal to the amount by which a team’s aggregate player salaries exceeded such threshold. The aggregate luxury tax payments collected by the league were distributed in equal one-thirtieth shares to non-taxpaying teams. The Company was not a luxury tax payer for the 2010-11 season and accordingly, will receive a share of luxury tax proceeds. The NBA also has a revenue assistance program, which expired following the 2010-11 season, by which a pool of funds is collected from a

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

combination of the undistributed luxury tax discussed above and contributions from teams (based on local team revenues) and league sources and is then distributed to lower revenue teams that meet certain operating requirements. The Company recognizes the net estimated amount associated with luxury tax, revenue assistance expense and player shortfall payment (if applicable), net of any amount the Company expects to receive from the player escrow (if applicable), on a straight-line basis over the NBA regular season as a component of direct operating expenses.

The current NHL CBA, which expires in September 2012, contains a “hard” salary cap (i.e., teams may not exceed a stated maximum that is adjusted each season based upon league-wide revenues). The NHL CBA provides that players receive a designated percentage of league-wide revenues, and the teams retain the remainder. This provision does not apply on a team-by-team basis and accordingly the Company may pay its players a higher or lower portion of its revenues than other NHL teams. Throughout each season, NHL teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of the escrowed amounts are retained by the league and distributed as follows: first, to fund a portion of the revenue sharing pool as described below, then disproportionately to certain lower-payroll teams, and then to all teams in equal shares. The NHL CBA also provides for a revenue sharing plan that generally requires the distribution of a pool of approximately 4.5% of league-wide revenues to certain qualifying lower-revenue teams. This pool is funded from a combination of the escrow amounts discussed above, league-wide revenues, payments by teams participating in the playoffs and disproportionate contributions by the top ten revenue earning teams (based on preseason and regular season revenues). The Company recognizes the amount of its estimated revenue sharing expense associated with the preseason and regular season, net of the amount the Company expects to receive from the escrow on a straight-line basis, over the applicable NHL season as a component of direct operating expenses. In years when the Rangers participate in the playoffs, the Company recognizes its estimate of the playoff revenue sharing contribution in the periods when the playoffs occur.

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

Production Costs for the MSG Entertainment Segment

The Company defers certain costs of productions such as creative design costs, scenery, wardrobes, rehearsal and other related costs for the Company’s proprietary shows. Only costs that provide benefit over the life of a show are considered for deferral. Deferred production costs are amortized on a straight-line basis over the course of a production’s performance period using the expected life of a show’s assets, which typically ranges from 3 to 5 years. Deferred production costs are subject to recoverability assessments whenever there are indicators of possible impairment. The Company has approximately $30,074, $20,367 and $42,702 of net deferred production costs recorded within other current assets and other assets in the accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010 and 2009, respectively.

Network Programming Costs for the MSG Media Segment

For the MSG Networks, the professional team rights acquired under license agreements to telecast various sporting events and other programming for exhibition on these networks are expensed in proportion to the economic benefits received, which is typically on a straight-line basis over the term of the applicable contract or license period.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For Fuse Networks, the rights to programming acquired under license agreements, along with the related obligations, are recorded at the contract value when a license agreement is executed unless there is uncertainty with respect to either cost, acceptability or availability, then the earlier of when the uncertainty is resolved or when the license period has begun. Costs are amortized on a straight-line basis in proportion to the economic benefits received, which is typically over the respective license periods. The Company periodically reviews the programming usefulness of its program rights and if it is determined that the programming has no future usefulness and will no longer be exploited, an impairment of the portion of the unamortized cost of the license agreement is recorded in direct operating expenses.

Certain owned original programming is produced for the Company’s networks by independent production companies. Owned original programming costs are expensed as incurred.

Advertising Expenses

Advertising costs are typically charged to expense when incurred, however, advertising for productions, such as the Radio City Christmas Spectacular, and other live entertainment events are deferred within interim periods and expensed, over the run of the show, by the end of the fiscal year. Total advertising costs classified in direct operating and selling, general and administrative expenses were $13,424 for the six months ended June 30, 2011 and $44,972, $38,280, and $44,545 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Cash and Cash Equivalents

The Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value. Checks outstanding in excess of related book balances are included in accounts payable in the accompanying consolidated balance sheets. The Company presents the change in these book cash overdrafts as cash flows from operating activities.

Restricted Cash

Restricted cash as of June 30, 2011 and December 31, 2010 and 2009 amounted to $8,051, $4,215 and $7,139, respectively. These balances include cash required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL CBA. The escrow account will be distributed at the end of the season to the players and NHL teams based on the provisions of the NHL CBA. (See “Player Costs and League Assessments for the MSG Sports segment” above). As of December 31, 2009 the restricted cash balance also included cash balances required to be maintained in an amount equal to outstanding letters of credit. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected in cash flows from either operating or investing activities, depending on the circumstances to which the changes in the underlying restricted cash relate.

Long-Lived and Indefinite-Lived Assets

The Company’s long-lived and indefinite-lived assets consist of goodwill, property and equipment, amortizable intangible assets and indefinite-lived intangible assets.

Property and equipment is stated at cost and includes purchase accounting adjustments as a result of certain historical transactions. Equipment under capital leases is recorded at the present value of the total minimum lease payments. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the asset’s estimated useful life.

Construction in progress is primarily related to the comprehensive transformation of The Garden into a state-of-the-art arena (the “Transformation”). Depreciation of construction in progress costs begins as soon as elements of the Transformation are placed into service.

Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives. Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized.

Impairment of Long-Lived and Indefinite-Lived Assets

In assessing the recoverability of the Company’s long-lived and indefinite-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our long-lived and/or indefinite-lived assets.

Goodwill is tested annually for impairment during the first calendar quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for goodwill is a two-step

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. For the purpose of evaluating goodwill impairment, the Company has three reporting units, that are the same as its reportable segments, and all of which recognized goodwill. The estimates of the fair value of the Company’s reporting units are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables. For MSG Media, these valuations also include assumptions for projected average rates per viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to sports programming and programming rights and the cost of such sports programming and programming rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions. For MSG Entertainment, these valuations include assumptions for the number and expected financial performance of live entertainment events and productions. For MSG Sports, these valuations include assumptions for ticket sales, revenues related to sales of suite licenses, local and national television broadcasting rights, sponsorships, concessions, player and other team personnel compensation, and luxury tax or revenue sharing assumptions for comparable market transactions. Significant judgments inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Identifiable indefinite-lived intangible assets are tested annually for impairment during the first calendar quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company’s indefinite-lived sports franchises intangibles, representing the Company’s NBA and NHL sports franchises, were valued using a direct valuation method based on market comparables. The Company’s indefinite-lived trademark intangible assets relate to the Company’s Radio City related trademarks which include the Radio City Christmas Spectacular and the Rockettes and The Chicago Theatre related trademarks, which were all valued using a relief-from-royalty method in which the expected benefits are valued by discounting hypothetical royalty payments based on projected revenues covered by the trademarks. Both the Radio City related trademarks and the sports franchises were recorded in April 2005, when Cablevision acquired the remaining 40% interest in a subsidiary of Cablevision which wholly-owned the Company at that time.

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

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Defined Benefit Pension Plans and Other Postretirement Benefit Plan

As more fully described in Note 15, the Company has both funded and unfunded defined benefit plans, as well as a contributory other postretirement benefit plan, covering certain full-time employees and retirees. Defined benefit pension and other postretirement benefits are based on formulas that can reflect the employees’ years of service and compensation during their employment period and participation in the plans. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return, discount rate and rate of compensation increases, among others. The Company recognizes the funded status of its defined benefit and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through Accumulated other comprehensive income (loss) in the consolidated balance sheets.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is based upon net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS, for periods after the Distribution date, reflects the effect of the assumed exercise of stock options and vesting of restricted shares, restricted stock units and shares restricted on the same basis as underlying Cablevision restricted shares (see Note 16) only in the periods in which such effect would have been dilutive.

The weighted-average number of common shares assumed to be outstanding for the years ended December 31, 2009 and 2008 are 73,309, representing the shares issued to Cablevision shareholders on the Distribution date for purposes of calculating EPS.

Asset Retirement Obligations

The Company has recorded asset retirement obligations related to the Transformation (see Note 8). A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. When an asset retirement obligation is recorded, an offsetting increase to the carrying value of the related property and equipment is also recorded. The obligation is initially measured at fair value using expected present value techniques. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement cost capitalized.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amendments are to be applied prospectively, and will be effective for public companies for fiscal years and interim periods beginning after December 15, 2011. Early

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

adoption by public entities is not permitted. This standard will be effective for the Company beginning in its third quarter of fiscal 2012. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income, which is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income, and to additionally align the presentation of other comprehensive income in financial statements prepared in accordance with GAAP with those prepared in accordance with International Financial Reporting Standards. An entity now has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of its approach, the entity is expected to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If the entity chooses to present a single continuous statement, it would present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. If the entity chooses for the two-statement approach, then it would present components of net income and total net income in the statement of net income, to be immediately followed by the statement of other comprehensive income, which would include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively and early adoption is permitted. This standard will be effective for the Company beginning in its first quarter of fiscal 2013. The Company believes that the adoption of this standard will result only in changes in the presentation of its financial statements and will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 3. Computation of Earnings (Loss) per Common Share

The following table presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS.

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008
Weighted-average shares for basic EPS	74,350	73,864	73,309	73,309
Dilutive effect of shares issuable under share-based compensation plans and shares restricted on the same basis as underlying Cablevision restricted shares	2,843	2,850	—	—

Weighted-average shares for diluted EPS	77,193	76,714	73,309	73,309

The calculation of diluted EPS for the six months ended June 30, 2011 and for the year ended December 31, 2010 does not include 3 and 39 shares, respectively, because the effect of their inclusion would have been anti-dilutive.

Note 4. Impairment Charges

During the year ended December 31, 2010, the Company evaluated whether or not an impairment of the deferred costs associated with Banana Shpeel, a show that the Company co-produced with Cirque du Soleil, had occurred

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

as a result of its financial performance. As such, during the year ended December 31, 2010, the Company’s MSG Entertainment segment recorded a pre-tax impairment charge of $9,945 for the unamortized deferred costs remaining on the Company’s consolidated balance sheet at the end of the show’s run at the Beacon Theatre. This pre-tax impairment charge is reflected in direct operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2010.

During the year ended December 31, 2010, the Company evaluated whether or not an impairment of the deferred costs associated with the Radio City Christmas Spectacular Arena Tour (the “Arena Tour”) had occurred as a result of its financial performance and the Company’s decision to seek alternative uses of Arena Tour assets in connection with plans to produce shows in other venues. As such, during the year ended December 31, 2010, the Company’s MSG Entertainment segment recorded pre-tax impairment charges of $1,492 related to Arena Tour assets. This pre-tax impairment charge is reflected in direct operating expenses in the accompanying consolidated statement of operations.

As part of its periodic review of expected usefulness of programming rights, the Company’s MSG Media segment determined that there was no impairment associated with these assets during the six months ended June 30, 2011 and the year ended December 31, 2010. The MSG Media segment recorded impairment charges of $667 and $1,129 during the years ended December 31, 2009 and 2008, respectively, which are included in direct operating expenses in the accompanying consolidated statements of operations.

Note 5. Team Personnel Transactions and Insurance Recoveries

Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players and certain other team personnel on our sports teams for (i) career-ending injuries, (ii) season-ending injuries, (iii) trades and (iv) waivers and contract termination costs (“Team Personnel Transactions”). The Company’s MSG Sports segment recognizes the estimated ultimate costs of these events, together with any associated NBA luxury tax attributable to Knicks’ player transactions, in the period in which they occur, net of any anticipated insurance recoveries. Amounts due to such players are generally paid over their remaining contract terms. Provisions for Team Personnel Transactions amounted to $15,254 for the six months ended June 30, 2011 and $8,663, $23,837, and $24,927 for the years ended December 31, 2010, 2009, and 2008, respectively. Provisions recorded for the years ended December 31, 2010, 2009, and 2008 were net of insurance recoveries of $820, $426 and $11,935, respectively.

In addition, during the years ended December 31, 2010 and 2009, the Company recorded $7,999 and $4,838, respectively, in insurance recoveries related to non season-ending player injuries. The accompanying consolidated balance sheet as of December 31, 2009 includes $5,929 in other current assets, for these team personnel-related insurance recoveries.

Note 6. Investments

The Company had an investment of $37,632 in which it held a non-controlling ownership interest in Front Line Management Group, Inc. (“Front Line”), which was accounted for under the cost method and reported as a component of other assets in the accompanying consolidated balance sheets as of December 31, 2010 and 2009. The Company received $2,186 during the six months ended June 30, 2011 and $2,000 in each of the years ended December 31, 2010 and 2009, in dividends representing the distribution of earnings from this investment which was recognized in miscellaneous income in the accompanying consolidated statements of operations.

On February 4, 2011, the Company exchanged its ownership interest in Front Line, valued at approximately $41,000, for approximately 3,913 shares, or 2.16%, of Live Nation Entertainment, Inc. (“Live Nation”) common stock as of that date. As a result of this exchange the Company recorded a pretax gain of $3,375 during the six months ended

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

June 30, 2011, which was recognized in miscellaneous income in the accompanying consolidated statement of operations. This investment is reported in the accompanying consolidated balance sheet as of June 30, 2011 in other assets, and is classified as available-for-sale. Investments in available-for-sale securities are carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity. The fair value of the investment in Live Nation common stock as of June 30, 2011 was $44,880.

Note 7. Goodwill and Intangible Assets

The carrying amount of goodwill, by reportable segment, as of June 30, 2011 and December 31, 2010 and 2009 is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187

$742,492

During the first quarter of the 2011 calendar year, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments. Based on the Company’s annual impairment test during the first quarter of the 2011 calendar year, the Company’s reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).

The Company’s indefinite-lived intangible assets as of June 30, 2011 and December 31, 2010 and 2009 are as follows:

Sports franchises (MSG Sports segment)	$96,215
Trademarks (MSG Entertainment segment)	61,881

$158,096

During the first quarter of the 2011 calendar year, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there was no impairment identified. Based on the Company’s annual impairment test during the first quarter of the 2011 calendar year, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s intangible assets subject to amortization as of June 30, 2011 and December 31, 2010 and 2009 are as follows:

As of June 30, 2011	Gross	Accumulated Amortization	Net
Affiliation agreements and affiliate relationships	$120,536	$(52,295)	$68,241
Season ticket holder relationships	75,005	(34,547)	40,458
Suite holder relationships	15,394	(8,743)	6,651
Broadcast rights	15,209	(13,468)	1,741
Other intangibles	17,743	(13,040)	4,703

	$243,887	$(122,093)	$121,794

As of December 31, 2010
Affiliation agreements and affiliate relationships (a)	$120,536	$(48,814)	$71,722
Season ticket holder relationships	75,005	(31,824)	43,181
Suite holder relationships	15,394	(8,044)	7,350
Broadcast rights	15,209	(12,706)	2,503
Other intangibles (a)	17,743	(12,096)	5,647

	$243,887	$(113,484)	$130,403

As of December 31, 2009
Affiliation agreements and affiliate relationships	$124,770	$(45,909)	$78,861
Season ticket holder relationships	75,005	(26,377)	48,628
Suite holder relationships	15,394	(6,645)	8,749
Broadcast rights	15,209	(11,182)	4,027
Other intangibles	23,001	(15,238)	7,763

	$253,379	$(105,351)	$148,028

(a)	During the year ended December 31, 2010 certain intangible assets became fully amortized.

The estimated useful lives of the Company’s intangible assets subject to amortization are as follows:

Estimated Useful Lives
Affiliation agreements and affiliate relationships	10 to 24 years
Season ticket holder relationships	10 to 15 years
Suite holder relationships	11 years
Broadcast rights	10 years
Other amortizable intangibles	7 to 15 years

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Amortization expense for intangible assets amounted to $8,609 for the six months ended June 30, 2011 and $17,625, $19,548, and $23,672 for the years ended December 31, 2010, 2009, and 2008, respectively. The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2012 through 2016 to be as follows:

Fiscal year ended June 30, 2012	$16,817
Fiscal year ended June 30, 2013	11,525
Fiscal year ended June 30, 2014	10,575
Fiscal year ended June 30, 2015	10,575
Fiscal year ended June 30, 2016	10,233

Note 8. Property and Equipment

As of June 30, 2011 and December 31, 2010 and 2009, property and equipment (including equipment under capital leases) consisted of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	June 30, 2011	December 31,		Estimated Useful Lives
		2010	2009
Land	$67,921	$67,921	$67,921
Buildings	203,142	209,857	185,618	Up to 45 years
Equipment	243,805	242,847	222,965	2 to 20 years
Aircraft	42,961	42,961	38,611	15 years
Furniture and fixtures	17,337	17,085	14,330	3 to 9 years
Leasehold improvements	144,469	141,636	129,352	Shorter of term of lease or life of improvement
Construction in progress	295,347	159,075	58,431

	1,014,982	881,382	717,228
Less accumulated depreciation and amortization	(407,190)	(408,561)	(375,223)

	$607,792	$472,821	$342,005

Depreciation and amortization expense on property and equipment (including capital leases) amounted to $36,317 for the six months ended June 30, 2011 and $39,282, $41,788, and $42,559 for the years ended December 31, 2010, 2009, and 2008, respectively. The higher level of depreciation expense in the six month period ended June 30, 2011 reflects the depreciation of capitalized costs associated with asset retirement obligations recorded in connection with the Transformation.

Construction in progress primarily relates to the Transformation. In addition as of June 30, 2011, approximately $23,000 of property and equipment related to the Transformation has been placed in service. Depreciation is being accelerated for The Garden assets that are being removed as a result of the Transformation.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of June 30, 2011 and December 31, 2010 and 2009, the gross amount of equipment and related accumulated depreciation recorded under capital leases are as follows:

	June 30, 2011	December 31,
		2010	2009
Equipment	$13,296	$13,304	$13,351
Less accumulated depreciation	(10,040)	(9,557)	(8,588)

	$3,256	$3,747	$4,763

The Company has recorded asset retirement obligations related to the Transformation (see Note 2). The asset retirement obligations have been recorded in accordance with ASC 410 which requires companies to recognize an obligation along with an offsetting increase to the carrying value of the related property and equipment when an obligation exists to perform remediation efforts and its fair value is reasonably estimable. This obligation was necessitated by the Transformation. The changes in the carrying amount of asset retirement obligations for the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009 are as follows:

Balance as of January 1, 2009	$19,957
Accretion expense	593

Balance as of December 31, 2009	20,550
Revisions in estimated liabilities, net	9,632
Payments	(2,824)

Balance as of December 31, 2010	$27,358
Revisions in estimated liabilities, net	18,094
Payments	(12,545)

Balance as of June 30, 2011	$32,907

As of June 30, 2011 and December 31, 2010, $32,719 and $21,867, respectively, of the total asset retirement obligations were recorded in other accrued liabilities, with the remaining balance recorded in other liabilities, in the accompanying consolidated balance sheets. As of December 31, 2009 the asset retirement obligations were recorded in other liabilities in the accompanying consolidated balance sheet.

Note 9. Debt

Total debt of the Company consists of the following:

	June 30, 2011	December 31,
		2010	2009
Revolving Credit Facility	$—	$—	$—
Related party capital lease obligations (a)	4,225	4,920	6,235

Total	$4,225	$4,920	$6,235

(a)	Classified in other accrued liabilities and other liabilities in the accompanying consolidated balance sheets.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revolving Credit Facility

On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a new senior secured revolving credit facility of up to $375,000 with a term of five years (the “Revolving Credit Facility”). The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of June 30, 2011, there was $6,900 in letters of credit issued under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility as of June 30, 2011 was $368,100.

The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of June 30, 2011, the Company was in compliance with the financial covenants in the Revolving Credit Facility.

In connection with the establishment of this borrowing facility, the Company incurred deferred financing costs of $10,900, which are being amortized to interest expense over the five-year term of the Revolving Credit Facility.

Capital Leases

Capital lease assets for transponder space have been subleased to the Company from a related party. As of June 30, 2011, the future minimum lease payments for capital lease obligations are as follows:

Fiscal year ended June 30, 2012	$1,222
Fiscal year ended June 30, 2013	622
Fiscal year ended June 30, 2014	622
Fiscal year ended June 30, 2015	622
Fiscal year ended June 30, 2016	622
Thereafter	2,365

Total minimum lease payments	6,075
Less amount representing interest	(1,850)

Present value of minimum future capital lease payments	4,225
Less principal portion of current installments	(863)

Long-term portion of obligations under capital leases	$3,362

Note 10. Operating Leases

The Company has various long-term noncancelable operating lease agreements with non-affiliates primarily for entertainment venues and office and storage space expiring at various dates through 2026. Certain leases include renewal provisions at our option and provide for additional rent based on sales. The rent expense associated with such operating leases is recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense under these lease agreements totaled $19,589 for the six months ended June 30, 2011 and $38,374, $31,189, and $29,222 for the years ended December 31, 2010, 2009, and 2008, respectively.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of June 30, 2011, future minimum rental payments under leases having noncancelable initial lease terms in excess of one year were as follows:

Fiscal year ended June 30, 2012	$40,220
Fiscal year ended June 30, 2013	40,429
Fiscal year ended June 30, 2014	39,293
Fiscal year ended June 30, 2015	38,622
Fiscal year ended June 30, 2016	38,705
Thereafter	190,638

$387,907

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

Note 11. Contractual Obligations and Off Balance Sheet Arrangements

Future cash payments required under unconditional purchase obligations pursuant to material contracts entered into by the Company in the normal course of business and outstanding letters of credit as of June 30, 2011 are summarized in the following table.

	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements:
Contractual obligations (a)	$1,282,310	$167,410	$272,676	$173,880	$668,344
Letters of credit (b)	6,900	6,900	—	—	—

	1,289,210	174,310	272,676	173,880	668,344

Contractual obligations reflected on the balance sheet (c)	53,172	18,074	7,204	9,046	18,848

Total	$1,342,382	$192,384	$279,880	$182,926	$687,192

(a)

Contractual obligations not reflected on the balance sheet consist primarily of (i) the MSG Media segment’s obligations related to professional team rights, acquired under license agreements, to telecast certain live sporting events, (ii) the MSG Sports segment’s obligations under employment agreements that the Company has with its professional sports teams’ personnel that are generally guaranteed regardless of employee injury or termination, and (iii) minimum purchase requirements incurred in the normal course of the Company’s operations.

(b)	Consists primarily of letters of credit obtained by the Company under the Revolving Credit Facility as collateral for certain insurance policies and for a lease agreement.

(c)	Consists principally of amounts earned under employment agreements that the Company has with certain of its professional sports teams’ personnel in the MSG Sports segment.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due to the NBA for luxury tax payments or revenue assistance, or the NHL for revenue sharing.

On July 8, 2010, in connection with the Transformation, the Company entered into a construction management agreement (the “Construction Agreement”) with Turner Construction Company (“Turner”). Under the Construction Agreement, the Company has engaged Turner to act as construction manager for the Transformation, with responsibility for the orderly and expeditious performance of the construction work associated with the Transformation, including the direct performance of construction work, the engagement and supervision of, and responsibility for, subcontractors and the achievement of specific construction-related milestones in accordance with the timetable prescribed for the Transformation. For more information on the Construction Agreement, refer to the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on July 9, 2010.

Note 12. Legal Matters

The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

Note 13. Fair Value Measurements

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
June 30, 2011
Assets:
Money market accounts	$223,750	$—	$—	$223,750
Time deposits	75,147	—	—	75,147
Available-for-sale securities (in Other assets)	44,880	—	—	44,880

Total assets measured at fair value	$343,777	$—	$—	$343,777

December 31, 2010
Assets:
Money market accounts	$266,851	$—	$—	$266,851
Time deposits	75,009	—	—	75,009

Total assets measured at fair value	$341,860	$—	$—	$341,860

December 31, 2009
Assets:
Money market accounts	$109,296	$—	$—	$109,296

Total assets measured at fair value	$109,296	$—	$—	$109,296

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

Available-for-sale securities (in Other assets)

The available-for-sale securities category includes available-for-sale marketable equity securities, whose fair value is determined using quoted market prices. Such items are classified in Level 1 (See Note 6).

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note 14. Accumulated Other Comprehensive Income (Loss)

The following table details the components of accumulated other comprehensive income (loss):

	Pension and Postretirement Plans	Unrealized Income on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2008	$962	$—	$962
Other comprehensive loss	(10,646)	—	(10,646)
Tax benefit	4,357	—	4,357

Balance at December 31, 2008	(5,327)	—	(5,327)
Other comprehensive loss	(14,732)	—	(14,732)
Tax benefit	6,006	—	6,006

Balance at December 31, 2009	(14,053)	—	(14,053)
Other comprehensive loss	(5,856)	—	(5,856)
Adjustment related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution	(3,728)	—	(3,728)
Tax benefit (a)	4,150	—	4,150

Balance at December 31, 2010	(19,487)	—	(19,487)
Other comprehensive income	3,590	3,874	7,464
Tax expense	(1,544)	(1,666)	(3,210)

Balance at June 30, 2011	$(17,441)	$2,208	$(15,233)

(a)

Includes tax benefit of $1,619 associated with the adjustment related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution. (See Note 15.)

Note 15. Pension Plans and Other Postretirement Benefit Plan

Company Sponsored Plans

The Company has sponsored a non-contributory qualified defined benefit pension plan covering its non-union employees hired prior to January 1, 2001 (the “Retirement Plan”). Benefits payable to retirees under the Retirement Plan are based upon years of service and participants’ compensation. The Company also sponsors an unfunded, non-qualified defined benefit pension plan for the benefit of certain employees who participate in the underlying qualified plan (the “Excess Plan”). This plan provides that, upon retirement, a participant will receive a benefit based on a formula which reflects the participant’s years of service and compensation. As of December 31, 2007, both the Retirement Plan and Excess Plan were amended to freeze all benefits earned through December 31, 2007 and eliminate the ability of participants to earn benefits for future service under these plans.

Prior to the Distribution, certain Company employees participated in the Cablevision Cash Balance Pension Plan, a non-contributory qualified cash balance retirement plan, and the Cablevision Excess Cash Balance Plan, an unfunded non-contributory non-qualified excess cash balance plan. Effective January 1, 2010, employees of the Company who were eligible participants ceased participation in the Cablevision Cash Balance Pension Plan and the Cablevision Excess Cash Balance Plan (collectively, the “Cablevision Cash Balance Plans”) and began

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

participation in the Company-sponsored MSG Cash Balance Pension Plan and MSG Excess Cash Balance Plan (collectively, the “MSG Cash Balance Plans”), respectively. Also effective January 1, 2010, the Company assumed the liability to pay benefits to current and former employees of the Company who had previously participated in the Cablevision Cash Balance Plans. On April 4, 2011, plan assets with a fair value of $9,261 were transferred from the Cablevision Cash Balance Pension Plan to the MSG Cash Balance Pension Plan. This amount represents the portion of the assets of the Cablevision Cash Balance Pension Plan attributable to the liability previously transferred from this plan to the MSG Cash Balance Pension Plan.

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

The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 and their dependents who are eligible for early or normal retirement under the Retirement Plan (or effective March 1, 2011, eligible to commence receipt of such early or normal Retirement Plan benefits under the MSG Cash Balance Pension Plan), as well as certain union employees (“Postretirement Plan”).

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated balance sheets associated with the Pension Plans and Postretirement Plan as of June 30, 2011 and December 31, 2010 and 2009 based upon actuarial valuations as of those measurement dates.

	Pension Plans			Postretirement Plan
	June 30, 2011	December 31,		June 30, 2011	December 31,
		2010	2009		2010	2009
Change in benefit obligation:
Benefit obligation at beginning of period	$122,703	$89,687	$93,394	$7,688	$6,212	$6,210
Transfer of liabilities (a)	—	15,642	—	—	—	—
Service cost	3,347	6,074	391	128	199	234
Interest cost	3,340	6,351	5,279	202	342	337
Actuarial loss (gain)	(3,965)	8,658	(7,211)	(1)	1,173	(295)
Benefits paid	(1,415)	(3,709)	(2,166)	(129)	(238)	(274)

Benefit obligation at end of period	124,010	122,703	89,687	7,888	7,688	6,212

Change in plan assets:
Fair value of plan assets at beginning of period	73,041	49,995	71,536	—	—	—
Plan assets receivable (b)	—	9,580	—	—	—	—
Actual return on plan assets	(486)	3,434	(19,954)	—	—	—
Employer contributions	6,288	13,741	579	—	—	—
Benefits paid	(1,415)	(3,709)	(2,166)	—	—	—

Fair value of plan assets at end of period	77,428	73,041	49,995	—	—	—

Funded status at end of period	$(46,582)	$(49,662)	$(39,692)	$(7,888)	$(7,688)	$(6,212)

(a)

Represents the benefit obligation related to the Cablevision Cash Balance Plans as of January 1, 2010, the date which the Company assumed the liability to pay benefits to its current and former employees who had participated in the Cablevision Cash Balance Plans.

(b)

Represents the fair value as of January 1, 2010 for the plan assets that were held by the Cablevision Cash Balance Pension Plan related to the MSG Cash Balance Pension Plan. Subsequent changes in fair value of these plan assets, which were not physically held by the MSG Cash Balance Pension Plan, are reflected in the actual return on plan assets, employer contributions, and benefits paid line items of the table. On April 4, 2011, plan assets with a fair value of $9,261 were transferred from the Cablevision Cash Balance Pension Plan to the MSG Cash Balance Pension Plan, which reflects activity that occurred between January 1, 2010 and the transfer date.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Amounts recognized in the consolidated balance sheets as of June 30, 2011 and December 31, 2010 and 2009 consist of:

	Pension Plans			Postretirement Plan
	June 30, 2011	December 31,		June 30, 2011	December 31,
		2010	2009		2010	2009
Current liabilities (included in accrued employee related costs)	$(1,333)	$(1,392)	$(504)	$(272)	$(258)	$(235)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(45,249)	(48,270)	(39,188)	(7,616)	(7,430)	(5,977)

	$(46,582)	$(49,662)	$(39,692)	$(7,888)	$(7,688)	$(6,212)

Accumulated other comprehensive income (loss), before tax, as of June 30, 2011 and December 31, 2010 and 2009 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans			Postretirement Plan
	June 30, 2011	December 31,		June 30, 2011	December 31,
		2010	2009		2010	2009
Actuarial gain (loss)	$(30,570)	$(34,350)	$(26,113)	$(150)	$(152)	$1,095
Prior service credit (cost)	(117)	(129)	(2)	588	654	786

	$(30,687)	$(34,479)	$(26,115)	$438	$502	$1,881

Components of net periodic benefit cost for the Company’s Pension Plans and Postretirement Plan for the six months ended June 30, 2011 and years ended December 31, 2010, 2009 and 2008 are as follows:

	Pension Plans				Postretirement Plan
	Six Months Ended June 30, 2011	Years Ended December 31,			Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008		2010	2009	2008
Service cost	$3,347	$6,074	$391	$334	$128	$199	$234	$251
Interest cost	3,340	6,351	5,279	4,836	202	342	337	331
Expected return on plan assets	(1,095)	(1,617)	(2,289)	(4,509)	—	—	—	—
Recognized actuarial loss (gain)	1,261	2,245	192	50	1	(75)	(56)	(67)
Amortization of unrecognized prior service cost (credit)	13	28	2	—	(66)	(132)	(132)	(132)

Net periodic benefit cost	$6,866	$13,081	$3,575	$711	$265	$334	$383	$383

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

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the six months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008 are as follows:

	Pension Plans				Postretirement Plan
	Six Months Ended June 30, 2011	Years Ended December 31,			Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008		2010	2009	2008
Actuarial gain (loss)	$2,519	$(6,770)	$(15,033)	$(10,839)	$1	$(1,172)	$295	$344
Recognized actuarial (gain) loss	1,261	2,245	192	50	1	(75)	(56)	(67)
Recognized prior service (credit) cost	13	28	2		(66)	(132)	(132)	(132)
Transfer of unrecognized actuarial loss from Cablevision as a result of the Cablevision Cash Balance Plans transfer	—	(3,712)	—	—	—	—	—	—
Transfer of unrecognized prior service cost from Cablevision as a result of the Cablevision Cash Balance Plans transfer	—	(155)	—	—	—	—	—	—

Total recognized in other comprehensive income (loss)	$3,793	$(8,364)	$(14,839)	$(10,789)	$(64)	$(1,379)	$107	$145

The estimated net loss and prior service cost for the Pension Plans expected to be amortized from accumulated other comprehensive income (loss) and recognized as components of net periodic benefit cost over the next fiscal year are $2,043 and $26, respectively. The estimated net loss and prior service credit for the Postretirement Plan expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $1 and $132, respectively.

Funded Status

The accumulated benefit obligation for the Pension Plans aggregated to $123,193 at June 30, 2011. As of June 30, 2011 each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets. The accumulated benefit obligation for the Pension Plans aggregated to $121,999 and $88,738 at December 31, 2010 and 2009, respectively. As of both December 31, 2010 and 2009 each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.

Pension Plans and Postretirement Plan Assumptions

Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2011 and December 31, 2010 and 2009 are as follows:

	Pension Plans			Postretirement Plan
	June 30, 2011	December 31,		June 30, 2011	December 31,
		2010	2009		2010	2009
Discount rate	5.68%	5.55%	6.24%	5.35%	5.35%	5.90%
Rate of compensation increase	2.97%	3.00%	2.00%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	8.75%	9.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2020	2019	2014

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the six months ended June 30, 2011 and the years ended December 31, 2010, 2009, and 2008 are as follows:

	Pension Plans				Postretirement Plan
	Six Months Ended June 30, 2011	Years Ended December 31,			Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008		2010	2009	2008
Discount rate	5.55%	6.24%	5.81%	6.15%	5.35%	5.90%	5.80%	6.05%
Expected long-term return on plan assets	4.26%	4.06%	4.00%	7.41%	n/a	n/a	n/a	n/a
Rate of compensation increase	3.00%	2.00%	3.00%	3.00%	n/a	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	n/a	9.00%	8.00%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	n/a	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	2019	2014	2014	2014

The discount rate was determined (based on the expected duration of the benefit payments for the plans) from the Buck Consultants’ Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which the Company believed the plans’ benefits could be effectively settled. The Company’s expected long-term return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) on Total of Service and Interest Cost Components for the				Increase (Decrease) on Benefit Obligation at
	Six Months Ended June 30, 2011	Years Ended December 31,			June 30, 2011	December 31,
		2010	2009	2008		2010	2009
One percentage point increase	$44	$70	$75	$80	$895	$871	$703
One percentage point decrease	$(38)	$(60)	$(66)	$(71)	$(778)	$(758)	$(612)

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Plan Assets and Investment Policy

The weighted-average asset allocation of the pension plan assets at June 30, 2011 and December 31, 2010 and 2009 was as follows:

	June 30, 2011	December 31,
Asset Classes (a):		2010	2009
Fixed income securities	48%	59%	68%
Cash equivalents	52%	41%	32%

	100%	100%	100%

(a)	A target asset allocation of 50% fixed income securities and 50% cash equivalents is maintained for pension plan assets.

Investment allocation decisions are formally made by the Company’s Investment and Benefit Committee, which takes into account investment advice provided by the Company’s external investment consultant. The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company’s Investment and Benefit Committee. The investment consultant also takes into account the plans’ liabilities when making investment allocation decisions. Those decisions are driven by asset/liability studies conducted by the external investment consultant who combines actuarial considerations and strategic investment advice. The major categories of the Company’s plan assets are cash equivalents and long duration bonds which are marked-to-market on a daily basis. Due to the fact that the Company’s plan assets are significantly made up of long duration bonds, the Company’s assets are subjected to interest-rate risk; specifically, a rising interest rate environment. However, these assets are structured in an asset/liability framework. Consequently, an increase in interest rates would cause a corresponding decrease to the overall liability of the plans, thus creating a hedge against rising interest rates. Additional risks involving the asset/liability framework include earning insufficient returns to cover future liabilities and imperfect hedging of the liability. In addition, a portion of the long-duration bond portfolio is invested in non-government securities, which are subject to credit-risk of the bond issuer defaulting on interest and/or principal payments.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Investments at Estimated Fair Value

The cumulative fair values of the individual plan assets at June 30, 2011 and December 31, 2010 and 2009 by asset class are as follows:

Fair Value of Investments at June 30, 2011	Level I	Level II	Level III	Total
Registered investment company mutual funds:
Money market	$40,192	$—	$—	$40,192
U.S. government bonds	37,236	—	—	37,236

Total investments measured at fair value	$77,428	$—	$—	$77,428

Fair Value of Investments at December 31, 2010
Registered investment company mutual funds(a):
Money market	$26,140	$—	$—	$26,140
U.S. government bonds	37,439	—	—	37,439

Total investments measured at fair value	$63,579	$—	$—	$63,579

Fair Value of Investments at December 31, 2009
Registered investment company mutual funds:
Money market	$16,047	$—	$—	$16,047
U.S. government bonds	33,948	—	—	33,948

Total investments measured at fair value	$49,995	$—	$—	$49,995

(a)

This table excludes the fair value of investments related to the MSG Cash Balance Pension Plan which were held by the Cablevision Cash Balance Pension Plan as of December 31, 2010. On April 4, 2011, plan assets with a value of $9,261 were transferred from the Cablevision Cash Balance Pension Plan to the MSG Cash Balance Pension Plan.

Contributions for Qualified Defined Benefit Pension Plans

The Company contributed $5,700 and $352 to the MSG Cash Balance Pension Plan and Union Plans, respectively, during the six months ended June 30, 2011. The Company expects to contribute $10,400 and $1,488 to the MSG Cash Balance Pension Plan and the Union Plans, respectively, in the fiscal year 2012.

Estimated Future Benefit Payments

The following table presents estimated future fiscal year benefit payments, as well as the expected Medicare Prescription Drug Subsidy, for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan	Subsidy
Fiscal year ended June 30, 2012	$5,857	$298	$21
Fiscal year ended June 30, 2013	6,204	333	22
Fiscal year ended June 30, 2014	7,282	375	22
Fiscal year ended June 30, 2015	8,011	433	22
Fiscal year ended June 30, 2016	8,325	501	22
Fiscal years ended June 30, 2017 – 2021	56,592	3,410	96

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Cablevision Sponsored Savings Plans

In addition, Cablevision sponsors qualified and non-qualified savings plans (the “Cablevision Savings Plans”) in which employees of the Company continued to participate for a period of time after the Distribution until such time that the Company established its own savings plans. The Company made matching cash contributions on behalf of its employees to the Cablevision Savings Plans in accordance with the terms of those plans. Effective February 1, 2011, the Company established the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (the “MSG Savings Plans”). As of February 1, 2011, employees of the Company who were eligible participants have ceased participation in the Cablevision Savings Plans and participate in the MSG Savings Plans. Expenses related to the Cablevision Savings Plans and MSG Savings Plans included in the accompanying consolidated statements of operations were $1,715 for the six months ended June 30, 2011. Expenses related to the Cablevision Savings Plans included in the accompanying consolidated statements of operations totaled $2,794, $2,397, and $2,141 for the years ended December 31, 2010, 2009, and 2008, respectively.

Multi-employer Plans

The Company contributes to various multi-employer pension plans. Contributions made to these multi-employer pension plans were $3,706 for the six months ended June 30, 2011 and $8,111, $7,715 and $7,717 for the years ended December 31, 2010, 2009, and 2008, respectively. In addition, the Company contributed $3,389 for the six months ended June 30, 2011 and $9,375, $8,813 and $8,154 for the years ended December 31, 2010, 2009, and 2008, respectively, to multi-employer plans that provide health and welfare benefits to active as well as retired employees.

Note 16. Share-based Compensation

In connection with the Distribution, the Company adopted The Madison Square Garden Company 2010 Employee Stock Plan (the “Employee Stock Plan”) and The Madison Square Garden Company 2010 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).

Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards. The Company may grant awards for up to 7,000 shares of the Company’s Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include performance targets. The Company satisfies stock option exercises and vested stock awards with newly issued shares.

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

THE MADISON SQUARE GARDEN COMPANY

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

In connection with the Distribution, each Cablevision stock option and stock appreciation right (“right” or “SAR”) outstanding at the Distribution date became two options/rights. Cablevision options were converted into options to acquire Cablevision NY Group Class A Common Stock and options to acquire the Company’s Class A Common Stock. Cablevision rights were converted into rights with respect to the cash value of Cablevision NY Group Class A Common Stock and rights with respect to the cash value of the Company’s Class A Common Stock. The number of shares of the Company’s Class A Common Stock that became subject to each option/right was based on the one:four distribution ratio (i.e., one share of the Company’s Class A Common Stock for every four shares of Cablevision NY Group Class A Common Stock). The existing exercise price was allocated between the existing Cablevision options/rights and the Company options/rights based upon the ten-day weighted-average prices of the Cablevision NY Group Class A Common Stock and the Company’s Class A Common Stock, taking into account the one:four distribution ratio. As a result of this adjustment, 82.63% of the pre-Distribution exercise price of options and rights was allocated to the Cablevision options and rights and 17.37% was allocated to the Company’s options and rights. The options and the rights with respect to the Company’s Class A Common Stock were issued under the Company’s Employee Stock Plan or the Non-Employee Director Plan, as applicable.

Further, in connection with the Distribution, one share of the Company’s Class A Common Stock was issued in respect of every four shares of Cablevision restricted stock, and such shares are restricted on the same basis as the underlying Cablevision restricted shares. These shares were not issued under any of the Company’s equity plans as they were issued as a dividend in respect of Cablevision NY Group Class A Common Stock in connection with the Distribution.

In addition, in connection with the Distribution, non-employee directors of Cablevision (some of whom are directors of the Company) received one share of the Company’s Class A Common Stock under the Non-Employee Director Plan for every four restricted stock units held under the applicable Cablevision equity plan. Such shares were not subject to any restrictions.

As a result of the Distribution, the Company issued to holders of Cablevision equity awards (including its employees and Cablevision employees and/or non-employee directors) 2,238 shares of the Company’s Class A Common Stock (restricted on the same basis as the underlying Cablevision shares), 45 unrestricted shares of the Company’s Class A Common Stock, 2,471 non-qualified options for the Company’s Class A Common Stock and 155 Company SARs.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Share-based Compensation Expense

The following table presents the share-based compensation expense reduced for forfeitures recorded during the six months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008. Forfeitures were estimated based on historical experience. To the extent actual results of forfeitures differ from those estimates, such amounts will be recorded as an adjustment in the period the estimates are revised. Amounts reported for 2011 and 2010 relate to share-based awards granted to Company employees and non-employee directors under the Employee Stock Plan, Non-Employee Director Plan, respectively, and Cablevision Stock Plans. Amounts reported for 2009 and 2008 relate to Company employees participating in the Cablevision Stock Plans and compensation expense relating to Cablevision corporate employees and directors and the portion of such share-based compensation expense that was allocated to the Company.

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009 (a)	2008 (b)
Company restricted stock units	$3,801	$4,870	$—	$—
Company stock appreciation rights	9	64	—	—
Company restricted shares	1,042	1,555	—	—
Cablevision stock options	—	—	1,422	2,213
Cablevision stock appreciation rights	45	307	910	(1,147)
Cablevision restricted shares	1,027	4,537	11,930	11,666

Total share-based compensation	$5,924	$11,333	$14,262	$12,732

(a)

Total share-based compensation expense for the year ended December 31, 2009 includes expenses related to awards granted to Cablevision corporate employees and directors allocated to the Company of $1,050, $211 and $4,652 related to the Cablevision stock options, stock appreciation rights and restricted shares, respectively. These expenses include allocations for the Company’s Executive Chairman and President and Chief Executive Officer, given they are also executive officers of Cablevision.

(b)

Total share-based compensation expense for the year ended December 31, 2008 includes expenses related to awards granted to Cablevision corporate employees and directors allocated to the Company of $1,011, $(574), and $4,332 related to the Cablevision stock options, stock appreciation rights and restricted shares, respectively. These expenses include allocations for the Company’s Executive Chairman and President and Chief Executive Officer, given they are also executive officers of Cablevision.

Share-based compensation expense was recognized in the consolidated statements of operations as part of selling, general and administrative expenses. As of June 30, 2011, there was $22,901 and $3,366 of unrecognized compensation cost related to unvested restricted stock units and restricted shares, respectively, held by Company employees. The cost is expected to be recognized over a weighted-average period of 2.2 and 0.8 years for unvested restricted stock units and restricted shares, respectively. There were no costs related to share-based compensation that were capitalized. Tax benefits realized from tax deductions associated with share-based compensation expense for the six months ended June 30, 2011 and for each of the years ended December 31, 2010, 2009 and 2008 totaled $7,333, $6,420, $4,736, and $1,163, respectively.

Valuation Assumptions

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. The key assumptions used in this model are the grant price of the award, the expected award term, volatility of the Company’s stock, the risk-free rate, and the Company’s dividend yield. There were no stock options granted by the Company in any of the reported periods, other than those issued in respect of outstanding Cablevision options on the Distribution date. The fair value of stock appreciation rights are estimated

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

on the date of grant and at the end of each reporting period. There were approximately 4 Company stock appreciation rights and 13 Cablevision stock appreciation rights outstanding as of June 30, 2011, with a total value of $386. In addition, there were 27 Company stock appreciation rights held by Cablevision employees as of June 30, 2011.

Share-Based Payment Award Activity

The following table summarizes activity relating to holders (including both Company and Cablevision employees) of the Company’s stock options for the period from February 10, 2010 (the day following the Distribution date) to June 30, 2011:

	Number of		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (b)
	Time Vesting Options	Performance Vesting Options (a)
Balance, February 10, 2010	2,308	163	$9.53	4.84	$20,450
Exercised	(377)	(43)	8.64
Forfeited/Expired	(48)	—	27.73

Balance, December 31, 2010	1,883	120	$9.29	4.16	$33,050
Exercised	(96)	—	8.30
Forfeited/Expired	(5)	—	26.89

Balance, June 30, 2011	1,782	120	$9.30	3.69	$34,675

Exercisable at December 31, 2010	1,040	120	$10.11	4.22	$18,207

Unvested at December 31, 2010	843	—	$8.17	4.07	$14,843

Exercisable at June 30, 2011	1,323	120	$9.38	3.63	$26,192

Unvested at June 30, 2011	459	—	$9.04	3.90	$8,483

(a)	The Cablevision performance objective with respect to these awards has been achieved.

(b)

The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Company’s Class A Common Stock on February 10, 2010, December 31, 2010 and June 30, 2011, as applicable.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Class A Common Stock for all options outstanding (and all exercisable) which were all in-the-money at June 30, 2011. For the six months ended June 30, 2011 and the year ended December 31, 2010, the aggregate intrinsic value of options exercised under the Company’s Employee Stock Plan was $1,850 and $7,207, respectively, determined as of the date of option exercise. For the years ended December 31, 2009 and 2008, the aggregate intrinsic value of options exercised by Company employees under the Cablevision Stock Plans was $2,876 and $463, respectively, determined as of the date of option exercise, plus the dividends, as applicable.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes activity relating to holders (including both Company and Cablevision employees) of The Madison Square Garden Company Class A Common Stock restricted on the same basis as the underlying Cablevision restricted shares, as well as restricted shares issued under the Employee Stock Plan for the period from February 10, 2010 (the day following the Distribution date) to June 30, 2011:

	Restricted Shares	Weighted- Average Fair Value Per Share at Date of Grant
Unvested award balance, February 10, 2010	2,238	$12.46
Granted	119	21.90
Vested	(453)	20.10
Forfeited	(52)	9.53

Unvested award balance, December 31, 2010	1,852	$11.28
Vested	(557)	17.49
Forfeited	(46)	8.67

Unvested award balance, June 30, 2011	1,249	$8.58

During the six months ended June 30, 2011, 557 shares of the Company’s Class A Common Stock, restricted on the same basis as the underlying Cablevision restricted shares, issued to employees of the Company and Cablevision vested. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 221 of these shares, with an aggregate value of $6,556, were surrendered to the Company and reflected as financing activity within the consolidated statements of cash flows. These acquired shares have been classified as treasury stock.

During the year ended December 31, 2010, 453 shares of the Company’s Class A Common Stock, restricted on the same basis as the underlying Cablevision restricted shares, issued to employees of the Company and Cablevision vested. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 182 of these shares, with an aggregate value of $3,723, were surrendered to the Company and reflected as financing activity within the consolidated statements of cash flows. These acquired shares have been classified as treasury stock.

On March 29, 2010, the Company granted to an employee, under the Employee Stock Plan, 119 shares of restricted stock. This award is subject to the achievement of a performance target (which has been achieved), and is also subject to three-year cliff vesting.

Of the total unvested award balance as of June 30, 2011, 939 shares of the Company’s Class A Common Stock restricted on the same basis as the underlying Cablevision restricted shares were held by Cablevision employees (including shares of the Company granted to the Company’s Executive Chairman and President and Chief Executive Officer, as employees of Cablevision).

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes activity relating to holders of the Company’s Restricted Stock Units (“RSUs”) for the period from February 10, 2010 (the day following the Distribution date) to June 30, 2011:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Time Vesting RSUs	Performance Vesting RSUs
Balance, February 10, 2010	—	—	$—
Granted	551	301	21.29
Vested	(54)	—	21.90
Forfeited	(43)	—	21.90

Balance, December 31, 2010	454	301	$21.21
Granted	442	169	27.48
Vested	(22)	—	27.48
Forfeited	(73)	—	22.07

Balance, June 30, 2011	801	470	$24.32

On March 10, 2011 the Company granted 589 RSUs to its employees under the Employee Stock Plan, of which 169 are subject to the achievement of a performance target (which has been achieved). All 589 RSUs are subject to three-year cliff vesting. On the same day the Company granted its non-employee directors, under the Non-Employee Director Plan, 22 RSUs which immediately vested.

On March 29, 2010 the Company granted 753 RSUs to its employees under the Employee Stock Plan, of which 301 are subject to the achievement of a performance target (which has been achieved). All 753 RSUs are subject to three-year cliff vesting. During the year ended December 31, 2010 the Company granted its non-employee directors, under the Non-Employee Director Plan, 54 restricted stock units which immediately vested.

The fair value of RSUs vested during the six months ended June 30, 2011 and year ended December 31, 2010 was $596 and $1,174, respectively.

RSUs that were awarded by the Company to its employees will settle in stock, or, at the option of the Compensation Committee, in cash.

RSUs that were awarded to non-employee directors will be settled in stock, or, at the option of the Compensation Committee, in cash, on the first business day ninety days after the director’s service on the Board of Directors ceases.

Note 17. Related Party Transactions

The Dolan family, including trusts for the benefit of the Dolan family, collectively owns all of the Company’s outstanding Class B Common Stock and owns approximately 3.6% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70% of the aggregate voting power of the Company’s outstanding common stock. The Dolan family is also the controlling stockholder of Cablevision.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The following table summarizes the composition and amounts of the significant transactions with Cablevision that are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the six months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008:

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008
Revenues	$81,825	$159,907	$126,694	$121,059

Operating expenses:
Corporate general and administrative	$(2,016)	$(8,369)	$(25,637)	$(24,290)
Origination, master control and post production services	(4,925)	(9,006)	(12,154)	(12,641)
Risk management and general insurance	—	(713)	(6,161)	(6,371)
Cablevision long-term incentive plans	—	—	(5,017)	(5,505)
Share-based compensation	—	—	(5,913)	(4,769)
Health and welfare plans	—	—	(12,682)	(10,656)
Rent expense	(276)	(542)	(6,280)	(6,187)
Other expenses	(2,825)	(5,712)	(4,607)	(5,795)

Revenues

The Company recognizes revenue from the distribution of programming services to subsidiaries of Cablevision. Cablevision pays the Company for advertising in connection with signage at events, sponsorships and media advertisements.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Corporate General and Administrative

General and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as executive management, human resources, legal, finance, tax, accounting, audit, treasury, strategic planning, information technology, transportation services, creative and production services, etc.) were charged to the Company by Cablevision through December 31, 2009. From January 1, 2010 through the Distribution date, the Company received allocations from Cablevision generally consistent with the transition services agreement, with certain adjustments. Subsequent to the Distribution date amounts charged to the Company by Cablevision were primarily pursuant to the transition services agreement.

Origination, Master Control and Post Production Services

Cablevision provides certain origination, master control and post production services to the Company.

Risk Management and General Insurance

Cablevision provided the Company with risk management and general insurance related services through the date of the Distribution. For a period after the Distribution, Cablevision provided risk management services through the transition services agreement (these amounts are reflected in the “Corporate general and administrative” expenses line in the table above).

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

The portion of the Company’s long-term incentive plan liability as of the Distribution date related to the allocation for Cablevision employees was assumed by Cablevision and is reflected as a deemed capital contribution from Cablevision in the accompanying consolidated statement of stockholders’ equity and consolidated statement of comprehensive income (loss) for the year ended December 31, 2010.

Share-based Compensation

The amount in the table above only reflects the portion of the Company’s expense related to the allocation for Cablevision employees and non-employee directors. See Note 16 for a discussion of share-based compensation expense.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Other Expenses

The Company enters into transactions with related parties in the ordinary course of business.

Related party advances

On March 23, 2010, a related party repaid to the Company the entire principal balance of a $190,000 non-amortizing promissory note due June 30, 2010 along with $914 of interest that accrued at the rate of 3.25% per annum, and without prepayment penalty. The promissory note was executed on January 28, 2010 to replace the non-interest bearing advance owed to the Company by the same related party that was outstanding as of December 31, 2009.

Other

See Note 9 for information on the Company’s related party capital lease obligations.

See Note 15 for discussion of the participation of Company employees in Cablevision sponsored retirement benefit plans.

Note 18. Income Taxes

Income tax expense (benefit) is comprised of the following components:

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008
Current expense:
Federal	$22,666	$28,127	$—	$—
State and other	11,474	15,739	—	—

	34,140	43,866	—	—

Deferred expense (benefit):
Federal	(8,626)	12,589	16,724	(1,259)
State and other	(4,907)	(4,866)	1,542	(10,128)

	(13,533)	7,723	18,266	(11,387)

Tax expense relating to uncertain tax positions	—	22	—	—

Income tax expense (benefit)	$20,607	$51,611	$18,266	$(11,387)

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The income tax expense (benefit) differs from the amount derived by applying the statutory federal rate to pretax income (loss) principally due to the effect of the following items:

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008
Federal tax expense (benefit) at statutory federal rate	$16,877	$47,247	$16,070	$(5,713)
State income taxes, net of federal benefit	5,175	11,258	2,909	(814)
Change in the estimated applicable corporate tax rate used to determine deferred taxes	(537)	(3,862)	(1,845)	(5,769)
Nondeductible disability insurance premiums expense and (nontaxable) disability insurance recoveries, net	1,403	(1,403)	(191)	(1,555)
Domestic production activities tax deduction	(2,002)	(2,148)	—	—
Tax expense relating to uncertain tax positions	—	22	—	—
State tax credits	(81)	(309)	—	—
Nondeductible expenses and other	(228)	806	1,323	2,464

Income tax expense (benefit)	$20,607	$51,611	$18,266	$(11,387)

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2011 and December 31, 2010 and 2009 are as follows:

	June 30, 2011	December 31,
		2010	2009
Deferred tax asset (liability)
Investment in MSG L.P.	$(524,000)	$(536,336)	$(504,229)
Net operating loss carry forwards	—	—	7,092
Compensation and benefit plans	6,796	8,809	12,942
Other	—	—	88

Net noncurrent deferred tax liability	$(517,204)	$(527,527)	$(484,107)

Deferred tax assets as of June 30, 2011 have resulted from the Company’s future deductible temporary differences. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize the benefit for its gross deferred tax assets.

The Company has unrecognized tax benefits of $22 for uncertain tax positions as of June 30, 2011 and December 31, 2010. In addition, the Company did not have any uncertain tax positions as of December 31, 2009.

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

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Note 19. Segment Information

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

The Company conducts a significant portion of its operations at venues that are either owned or operated by it under long-term leases. The Company owns The Garden and The Theater at Madison Square Garden in New York City, as well as The Chicago Theatre in Chicago. It leases Radio City Music Hall and the Beacon Theatre in New York City. The Company also has a booking agreement in respect of the Wang Theatre in Boston.

The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit and (iii) restructuring charges or credits, which is referred to as adjusted operating cash flow (“AOCF”), a non-GAAP measure. The Company has presented the components that reconcile AOCF to operating income (loss), an accepted GAAP measure. Information as to the operations of the Company’s reportable segments is set forth below.

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008
Revenues
MSG Media	$287,114	$551,526	$474,139	$430,004
MSG Entertainment	78,770	303,952	286,543	307,816
MSG Sports	233,120	372,174	368,607	369,333
Inter-segment eliminations (a)	(34,717)	(70,516)	(66,872)	(64,195)

	$564,287	$1,157,136	$1,062,417	$1,042,958

(a)

Primarily represents local media rights recognized by the Company’s MSG Sports segment from the licensing of team related programming to the Company’s MSG Media segment which are eliminated in consolidation. Local media rights are recognized on a straight-line basis over the fiscal year.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008
Inter-segment revenues
MSG Media	$—	$—	$—	$—
MSG Entertainment	48	468	101	99
MSG Sports	34,669	70,048	66,771	64,096

	$34,717	$70,516	$66,872	$64,195

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008
AOCF
MSG Media	$120,805	$231,267	$167,358	$112,117
MSG Entertainment	(18,697)	(25,532)	(21,806)	10,636
MSG Sports	2,246	11,709	(17,959)	(30,883)
All other (a)	(8,628)	(14,680)	(6,963)	(31,149)

	$95,726	$202,764	$120,630	$60,721

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008
Depreciation and amortization
MSG Media	$11,090	$18,463	$19,723	$22,451
MSG Entertainment	4,568	9,478	10,346	9,407
MSG Sports	5,490	10,809	10,956	10,706
All other (b)	23,778	18,157	20,311	23,667

	$44,926	$56,907	$61,336	$66,231

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008
Share-based compensation expense
MSG Media	$1,991	$3,432	$5,847	$4,202
MSG Entertainment	1,274	3,562	5,420	3,692
MSG Sports	1,650	2,684	2,995	4,838
All other	1,009	1,655	—	—

	$5,924	$11,333	$14,262	$12,732

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008
Operating income (loss)
MSG Media	$107,724	$209,372	$141,788	$85,464
MSG Entertainment	(24,539)	(38,572)	(37,572)	(2,463)
MSG Sports	(4,894)	(1,784)	(31,910)	(46,427)
All other	(33,415)	(34,492)	(27,274)	(54,816)

	$44,876	$134,524	$45,032	$(18,242)

A reconciliation of reportable segment operating income to the Company’s consolidated income (loss) from operations before income taxes is as follows:

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008
Total operating income for reportable segments	$78,291	$169,016	$72,306	$36,574
Other operating loss	(33,415)	(34,492)	(27,274)	(54,816)

Operating income (loss)	44,876	134,524	45,032	(18,242)
Items excluded from operating income (loss):
Interest income	1,212	3,308	2,759	5,193
Interest expense	(3,428)	(6,765)	(3,876)	(3,274)
Miscellaneous income	5,561	3,924	2,000	—

Income (loss) from operations before income taxes	$48,221	$134,991	$45,915	$(16,323)

	Six Months Ended June 30, 2011	Years Ended December 31,
		2010	2009	2008
Capital expenditures
MSG Media	$4,055	$21,136	$6,104	$11,413
MSG Entertainment	2,259	6,438	7,691	15,234
MSG Sports	268	899	366	860
All other	89,324	104,432	45,200	27,685

	$95,906	$132,905	$59,361	$55,192

(a)	Consists principally of unallocated corporate general and administrative costs. In addition, amounts reported in 2008 include $24,262 of legal fees and litigation settlement costs.

(b)

Principally includes depreciation and amortization expense on The Garden and The Theater at Madison Square Garden and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

Note 20. Concentrations of Risk

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

The following individual non-affiliated customers accounted for the following percentages of the Company’s consolidated accounts receivable balances:

	June 30,	December 31,
	2011	2010	2009
Customer A	19%	13%	12%
Customer B	14%	12%	11%
Customer C	13%	10%	9%

The Company did not have a single non-affiliated customer that represented 10% or more of its consolidated revenues for the six months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008. As discussed in Note 17, revenues from Cablevision amounted to $81,825 for the six months ended June 30, 2011, which represent 15% of the Company’s consolidated revenues. Revenues from Cablevision amounted to $159,907, $126,694, and $121,059 for the years ended December 31, 2010, 2009 and 2008, respectively, which represent 14%, 12%, and 12%, respectively, of the Company’s consolidated revenues.

As of June 30, 2011, approximately 5,500 employees, which represents a substantial portion of the Company’s workforce, are subject to collective bargaining agreements. Approximately 12% are subject to collective bargaining agreements that expired as of June 30, 2011 and approximately 29% are subject to collective bargaining agreements that will expire as of June 30, 2012 if they are not extended prior thereto.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note 21. Transition Period Comparative Data

	Six Months Ended June 30,
	2011	2010 (unaudited)
Operating Data:
Revenues (including related party revenues of $81,825 and $78,783, respectively)	$564,287	$533,632
Operating expenses:
Direct operating (excluding depreciation and amortization shown below and including related party expenses of $5,559 and $5,733, respectively)	331,306	320,914
Selling, general and administrative (including related party expenses of $4,483 and $6,664, respectively)	143,179	127,632
Depreciation and amortization	44,926	29,260

Operating income	44,876	55,826
Other income (expense):
Interest income (including related party interest income of $914 for the six months ended June 30, 2010)	1,212	2,041
Interest expense	(3,428)	(3,147)
Miscellaneous	5,561	2,000

Income from operations before income taxes	48,221	56,720
Income tax expense	(20,607)	(25,326)

Net income	$27,614	$31,394

Basic earnings per common share	$0.37	$0.43
Diluted earnings per common share	$0.36	$0.41
Weighted-average number of common shares outstanding:
Basic	74,350	73,705
Diluted	77,193	76,488
Cash Flow Data:
Net cash provided by operating activities	$51,898	$70,798
Net cash used in investing activities	(98,048)	(41,766)
Net cash provided by (used in) financing activities	(3,472)	180,997

Net increase (decrease) in cash and cash equivalents	$(49,622)	$210,029

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note 22. Interim Financial Information (Unaudited)

The following is a summary of the Company’s selected quarterly financial data for the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009:

	Three Months Ended		Six Months Ended June 30, 2011
	March 31, 2011	June 30, 2011
Revenues	$330,413	$233,874	$564,287
Operating expenses	(300,014)	(219,397)	(519,411)

Operating income	$30,399	$14,477	$44,876

Net income	$19,087	$8,527	$27,614

Basic earnings per common share	$0.26	$0.11	$0.37

Diluted earnings per common share	$0.25	$0.11	$0.36

	Three Months Ended				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$306,501	$227,131	$190,830	$432,674	$1,157,136
Operating expenses	(276,370)	(201,436)	(164,572)	(380,234)	(1,022,612)

Operating income	$30,131	$25,695	$26,258	$52,440	$134,524

Net income	$17,381	$14,013	$19,264	$32,722	$83,380

Basic earnings per common share	$0.24	$0.19	$0.26	$0.44	$1.13

Diluted earnings per common share	$0.23	$0.18	$0.25	$0.42	$1.09

	Three Months Ended				Year Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$281,318	$207,336	$161,764	$411,999	$1,062,417
Operating expenses	(283,400)	(216,104)	(149,863)	(368,018)	(1,017,385)

Operating income (loss)	$(2,082)	$(8,768)	$11,901	$43,981	$45,032

Net income (loss)	$(1,941)	$(3,899)	$10,101	$23,388	$27,649

Basic earnings (loss) per common share	$(0.03)	$(0.05)	$0.14	$0.32	$0.38

Diluted earnings (loss) per common share	$(0.03)	$(0.05)	$0.14	$0.32	$0.38