Form 10-Q
period 2011-09-30
Madison Square Garden Co
filed 2011-11-04
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding, as the latest practicable date.

Class of Stock	Shares Outstanding as of October 31, 2011
Class A Common Stock par value $0.01 per share	62,076,412
Class B Common Stock par value $0.01 per share	13,588,555

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	September 30,
	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$228,604	$304,876
Restricted cash	8,052	8,051
Accounts receivable, net of allowance for doubtful accounts of $2,341 and $2,292	116,601	118,013
Net related party receivables	24,400	22,587
Prepaid expenses	57,031	34,512
Other current assets	31,132	21,379

Total current assets	465,820	509,418
Property and equipment, net of accumulated depreciation and amortization of $418,264 and $407,190	763,315	607,792
Other assets	137,818	140,664
Amortizable intangible assets, net of accumulated amortization of $126,398 and $122,093	117,489	121,794
Indefinite-lived intangible assets	158,096	158,096
Goodwill	742,492	742,492

	$2,385,030	$2,280,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,029	$31,769
Net related party payables	646	—
Accrued liabilities:
Employee related costs	36,301	55,007
Other accrued liabilities	167,609	167,784
Deferred revenue	248,974	156,047

Total current liabilities	492,559	410,607
Defined benefit and other postretirement obligations	47,864	52,865
Other employee related costs	43,103	39,700
Other liabilities	57,528	53,995
Deferred tax liability	520,731	517,204

Total liabilities	1,161,785	1,074,371

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 62,075 and 62,094 shares outstanding as of September 30, 2011 and June 30, 2011, respectively	625	625
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of September 30, 2011 and June 30, 2011	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,045,348	1,041,769
Treasury stock, at cost, 525 and 500 shares as of September 30, 2011 and June 30, 2011, respectively	(10,279)	(10,279)
Retained earnings	210,155	188,867
Accumulated other comprehensive loss	(22,740)	(15,233)

Total stockholders’ equity	1,223,245	1,205,885

	$2,385,030	$2,280,256

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
Revenues (including related party revenues of $39,958 and $39,633, respectively)	$177,639	$190,830

Operating expenses:
Direct operating (excluding depreciation and amortization shown below and including related party expenses of $2,933 and $2,640, respectively)	71,484	81,016
Selling, general and administrative (including related party expenses of $1,983 and $2,558, respectively)	63,428	70,057
Depreciation and amortization	16,364	13,499

	151,276	164,572

Operating income	26,363	26,258

Other income (expense):
Interest income	547	619
Interest expense	(1,749)	(1,841)
Miscellaneous	—	1,050

	(1,202)	(172)

Income from operations before income taxes	25,161	26,086
Income tax expense	(3,873)	(6,822)

Net income	$21,288	$19,264

Basic earnings per common share	$0.29	$0.26
Diluted earnings per common share	$0.28	$0.25
Weighted-average number of common shares outstanding:
Basic	74,514	74,010
Diluted	77,185	76,811

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$21,288	$19,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,364	13,499
Amortization of deferred financing costs	545	546
Share-based compensation expense related to equity classified awards	3,506	2,519
Excess tax benefit on share-based awards	(7)	—
Deemed capital contribution related to income taxes	—	4,068
Provision for doubtful accounts	120	129
Change in assets and liabilities:
Accounts receivable, net	1,292	3,272
Net related party receivables	(1,813)	256
Prepaid expenses and other assets	(42,243)	(50,977)
Accounts payable	1,913	2,546
Net related party payables	646	—
Accrued and other liabilities	(32,908)	(32,665)
Deferred revenue	92,927	61,415
Deferred income taxes	9,074	15,886

Net cash provided by operating activities	70,704	39,758

Cash flows from investing activities:
Capital expenditures	(145,423)	(33,493)
Proceeds from asset sales	—	10
Payments for acquisition of assets	(1,268)	—

Net cash used in investing activities	(146,691)	(33,483)

Cash flows from financing activities:
Additions to deferred financing costs	—	(7)
Principal payments on capital lease obligations	(358)	(330)
Proceeds from stock option exercises	66	202
Excess tax benefit on share-based awards	7	—

Net cash used in financing activities	(285)	(135)

Net increase (decrease) in cash and cash equivalents	(76,272)	6,140
Cash and cash equivalents at beginning of period	304,876	319,745

Cash and cash equivalents at end of period	$228,604	$325,885

Non-cash investing and financing activities:
Deemed capital contributions, net primarily related to income taxes prior to the Distribution	$—	$2,844
Capital expenditures incurred but not yet paid	89,375	30,928
Leasehold improvements paid by landlord	1,251	935

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2011	$761	$1,041,769	$(10,279)	$188,867	$(15,233)	$1,205,885
Net income	—	—	—	21,288	—	21,288
Other comprehensive loss	—	—	—	—	(7,507)	(7,507)

Comprehensive income						13,781
Proceeds from exercise of options	—	66	—	—	—	66
Share-based compensation expense	—	3,506	—	—	—	3,506
Excess tax benefit on share-based awards	—	7	—	—	—	7

Balance at September 30, 2011	$761	$1,045,348	$(10,279)	$210,155	$(22,740)	$1,223,245

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2010	$760	$1,023,081	$(3,723)	$109,267	$(15,640)	$1,113,745
Net income	—	—	—	19,264	—	19,264
Other comprehensive income	—	—	—	—	339	339

Comprehensive income						19,603
Deemed capital contribution related to income taxes	—	4,068	—	—	—	4,068
Adjustments related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution, net of taxes	—	(1,224)	—	—	29	(1,195)
Proceeds from exercise of options		202	—	—	—	202
Share-based compensation expense	—	2,519	—	—	—	2,519
Income tax deficiencies on share-based awards	—	(59)	—	—	—	(59)

Balance at September 30, 2010	$760	$1,028,587	$(3,723)	$128,531	$(15,272)	$1,138,883

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.

Note 1. Description of Business and Basis of Presentation

Description of Business

The Madison Square Garden Company (together with its subsidiaries, the “Company” or “Madison Square Garden”) was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On January 12, 2010, Cablevision’s board of directors approved the distribution of all the outstanding common stock of The Madison Square Garden Company to Cablevision shareholders (the “Distribution”) and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in MSG Holdings, L.P. (“MSG L.P.”). MSG L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Company’s businesses until the Distribution occurred on February 9, 2010. Each holder of record of Cablevision NY Group Class A Common Stock as of close of business on January 25, 2010 (the “Record Date”) received one share of the Company’s Class A Common Stock for every four shares of Cablevision NY Group Class A Common Stock held. Each holder of record of Cablevision NY Group Class B Common Stock as of the Record Date received one share of the Company’s Class B Common Stock for every four shares of Cablevision NY Group Class B Common Stock held. MSG L.P. is now a wholly-owned subsidiary of The Madison Square Garden Company through which the Company conducts substantially all of its business activities.

The Company is a fully integrated sports, entertainment and media business. The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company’s venues. MSG Media includes the Company’s regional sports networks, MSG network, MSG Plus, MSG HD and MSG Plus HD, collectively called the MSG Networks, and the Fuse Networks (Fuse and Fuse HD), a national television network dedicated to music. MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company’s diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular featuring the Radio City Rockettes (the “Rockettes”). MSG Sports owns and operates sports franchises, including the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), and the Connecticut Whale of the American Hockey League (the “AHL”), which is the primary player development team for the Rangers. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of Knicks, Rangers and Liberty games.

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

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011. The financial statements as of September 30, 2011 and for the three months ended September 30, 2011 and 2010 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the first and fourth quarters of each calendar year (the second and third quarters of our fiscal year). The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the fourth quarter of the calendar year (the second quarter of our fiscal year). In addition, the off-season shutdown of The Garden and The Theater at Madison Square Garden due to the comprehensive transformation of The Garden into a state-of-the-art arena (the “Transformation”) has impacted the Company’s financial results in the second and third quarters of the 2011 calendar year (the fourth quarter of our 2011 fiscal year and the first quarter of our 2012 fiscal year) and we anticipate similar impacts in those same periods during the planned off-season shutdowns of The Garden and The Theater at Madison Square Garden in the 2012 and 2013 calendar years.

Note 2. Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Madison Square Garden Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Change in Accounting Principle

Effective July 1, 2011, the Company changed the date of its annual impairment test for goodwill from February 28th to August 31st. This change was made in connection with the change in the Company’s fiscal year-end from December 31st to June 30th. This change in the annual impairment test date coincides with the timing of when the Company prepares its annual budget and financial plans. These financial plans are a key component in estimating the fair value of the Company’s reporting units, which is the basis for performing our annual impairment test. The Company believes that the change in its annual impairment test date is preferable as it allows the Company to utilize its most current projections in the annual impairment test.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance and share-based compensation, depreciation and amortization, and the allowance for losses. Management believes its use of estimates in the consolidated financial statements to be reasonable.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amendments are to be applied prospectively, and will be effective for public companies for fiscal years and interim periods beginning after December 15, 2011. Early adoption by public entities is not permitted. This standard will be effective for the Company beginning in its third quarter of fiscal 2012. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles – Goodwill and Other. This new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test currently required under ASC Topic 350. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Currently, under ASC Topic 350, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. This standard will be effective for the Company beginning in its first quarter of fiscal 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan, which requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide more information about an employer’s involvement in multiemployer pension plans. Although the majority of the amendments in this ASU apply only to multiemployer pension plans, there are also amendments that require changes in disclosures for multiemployer plans that provide postretirement benefits other than pensions. ASU No. 2011-09 is effective for fiscal years ending after December 15, 2011. Early adoption is permitted. This standard will be effective for the Company beginning in its fourth quarter of fiscal 2012. The Company believes that the adoption of this standard will result only in additional disclosures and will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 3. Computation of Earnings per Common Share

Basic earnings per common share (“EPS”) is based upon net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares, restricted stock units and shares restricted on the same basis as underlying Cablevision restricted shares only in the periods in which such effect would have been dilutive.

The following table presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS.

	Three Months Ended September 30,
	2011	2010
Weighted-average shares for basic EPS	74,514	74,010
Dilutive effect of shares issuable under share-based compensation plans and shares restricted on the same basis as underlying Cablevision restricted shares	2,671	2,801

Weighted-average shares for diluted EPS	77,185	76,811

The calculation of diluted EPS for the three months ended September 30, 2010 does not include 29 shares because the effect of their inclusion would have been anti-dilutive. There were no anti-dilutive shares during the three months ended September 30, 2011.

Note 4. Investments

On February 4, 2011, the Company acquired approximately 3,913 shares of Live Nation Entertainment, Inc. (“Live Nation”) common stock, with a fair value of approximately $41,000 as of that date. This investment is reported in the accompanying consolidated balance sheets as of September 30, 2011 and June 30, 2011 in other assets, and is classified as available-for-sale. Investments in available-for-sale securities are carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity. The fair value of the investment in Live Nation common stock as of September 30, 2011 and June 30, 2011 was $31,341 and $44,880, respectively.

Note 5. Goodwill and Intangible Assets

The carrying amount of goodwill, by reportable segment, as of September 30, 2011 and June 30, 2011 is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187

$742,492

During the quarter ended September 30, 2011, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments. Based on this impairment test, the Company’s reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).

The Company’s indefinite-lived intangible assets as of September 30, 2011 and June 30, 2011 are as follows:

Sports franchises (MSG Sports segment)	$96,215
Trademarks (MSG Entertainment segment)	61,881

$158,096

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

During the quarter ended September 30, 2011, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there was no impairment identified. Based on this impairment test, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value.

The Company’s intangible assets subject to amortization as of September 30, 2011 and June 30, 2011 are as follows:

As of September 30, 2011	Gross	Accumulated Amortization	Net
Affiliation agreements and affiliate relationships	$120,536	$(54,036)	$66,500
Season ticket holder relationships	75,005	(35,909)	39,096
Suite holder relationships	15,394	(9,093)	6,301
Broadcast rights	15,209	(13,849)	1,360
Other intangibles	17,743	(13,511)	4,232

	$243,887	$(126,398)	$117,489

As of June 30, 2011	Gross	Accumulated Amortization	Net
Affiliation agreements and affiliate relationships	$120,536	$(52,295)	$68,241
Season ticket holder relationships	75,005	(34,547)	40,458
Suite holder relationships	15,394	(8,743)	6,651
Broadcast rights	15,209	(13,468)	1,741
Other intangibles	17,743	(13,040)	4,703

	$243,887	$(122,093)	$121,794

Amortization expense was $4,305 for each of the three months ended September 30, 2011 and 2010.

Note 6. Property and Equipment

As of September 30, 2011 and June 30, 2011, property and equipment (including equipment under capital leases) consisted of the following assets:

	September 30, 2011	June 30, 2011
Land	$67,921	$67,921
Buildings	203,304	203,142
Equipment	245,904	243,805
Aircraft	42,961	42,961
Furniture and fixtures	17,535	17,337
Leasehold improvements	146,457	144,469
Construction in progress	457,497	295,347

	1,181,579	1,014,982
Less accumulated depreciation and amortization	(418,264)	(407,190)

	$763,315	$607,792

Depreciable and amortizable assets are depreciated or amortized on a straight-line basis over their estimated useful lives. Depreciation is being accelerated for The Garden assets that are being removed as a result of the Transformation. Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $12,059 and $9,194 for the three months ended September 30, 2011 and 2010, respectively.

Construction in progress primarily relates to the Transformation.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

The Company has recorded asset retirement obligations related to the Transformation. The asset retirement obligations have been recorded in accordance with ASC 410 which requires companies to recognize an obligation along with an offsetting increase to the carrying value of the related property and equipment when an obligation exists to perform remediation efforts and its fair value is reasonably estimable. This obligation was necessitated by the Transformation. The changes in the carrying amount of asset retirement obligations for the three months ended September 30, 2011 are as follows:

Balance as of June 30, 2011	$32,907
Accretion expense	3
Payments	(5,299)

Balance as of September 30, 2011	$27,611

As of September 30, 2011 and June 30, 2011, $27,420 and $32,719, respectively, of the total asset retirement obligations were recorded in other accrued liabilities, with the remaining balance recorded in other liabilities, in the accompanying consolidated balance sheets.

Note 7. Debt

Total debt of the Company consists of the following:

	September 30,	September 30,
	September 30, 2011	June 30, 2011
Revolving Credit Facility	$—	$—
Related party capital lease obligations (a)	3,867	4,225

Total	$3,867	$4,225

(a)	Classified in other accrued liabilities and other liabilities in the accompanying consolidated balance sheets.

On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a new senior secured revolving credit facility of up to $375,000 with a term of five years (the “Revolving Credit Facility”). The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of September 30, 2011, there was $7,234 in letters of credit issued and outstanding under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility as of September 30, 2011 was $367,766.

The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of September 30, 2011, the Company was in compliance with the financial covenants in the Revolving Credit Facility.

Note 8. Commitments and Contingencies

Commitments

As more fully described in Notes 10 and 11 to the consolidated financial statements of the Company included in the Company’s Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011, the Company’s commitments primarily consist of the MSG Media segment’s obligations related to professional team rights, acquired under license agreements, to telecast certain live sporting events, the MSG Sports segment’s obligations under employment agreements that the Company has with its professional sports teams’ personnel, long-term noncancelable operating lease agreements for entertainment venues and office and storage space, and minimum purchase requirements. These arrangements result from the Company’s normal course of business and represent obligations that may be payable over several years.

Legal Matters

The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Note 9. Fair Value Measurements

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

•	Level III — Instruments whose significant value drivers are unobservable.

The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis:

	$343,777	$343,777	$343,777	$343,777
	Level I	Level II	Level III	Total
September 30, 2011
Assets:
Money market accounts	$147,485	$—	$—	$147,485
Time deposits	75,208	—	—	75,208
Available-for-sale securities (in Other assets)	31,341	—	—	31,341

Total assets measured at fair value	$254,034	$—	$—	$254,034

June 30, 2011
Assets:
Money market accounts	$223,750	$—	$—	$223,750
Time deposits	75,147	—	—	75,147
Available-for-sale securities (in Other assets)	44,880	—	—	44,880

Total assets measured at fair value	$343,777	$—	$—	$343,777

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

Available-for-sale securities (in Other assets)

The available-for-sale securities category includes available-for-sale marketable equity securities, whose fair value is determined using quoted market prices. Such items are classified in Level 1 (See Note 4).

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table details the components of accumulated other comprehensive income (loss):

	Pension and Postretirement Plans	Unrealized Income (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2011	$(17,441)	$2,208	$(15,233)
Other comprehensive income (loss)	485	(13,539)	(13,054)
Tax benefit (expense)	(206)	5,753	5,547

Balance at September 30, 2011	$(17,162)	$(5,578)	$(22,740)

Balance at June 30, 2010	$(15,640)	$—	$(15,640)
Other comprehensive income	596	—	596
Adjustment related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution	50	—	50
Tax expense (a)	(278)	—	(278)

Balance at September 30, 2010	$(15,272)	$—	$(15,272)

(a)	Includes tax expense of $21 associated with the adjustment related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution.

Note 11. Pension Plans and Other Postretirement Benefit Plan

The Company sponsors a non-contributory qualified cash balance retirement plan (the “Cash Balance Pension Plan”) and an unfunded non-contributory non-qualified excess cash balance plan (collectively, the “MSG Cash Balance Plans”). In addition, the Company sponsors two non-contributory qualified defined benefit pension plans covering certain of its union employees (“Union Plans”). Benefits payable to retirees under the Union Plans are based upon years of service and, for one plan, participants’ compensation.

The Company sponsored a non-contributory qualified defined benefit pension plan covering its non-union employees hired prior to January 1, 2001 (the “Retirement Plan”) and sponsors an unfunded, non-qualified defined benefit pension plan for the benefit of certain employees who participate in the underlying qualified plan (the “Excess Plan”). As of December 31, 2007, both the Retirement Plan and Excess Plan were amended to freeze all benefits earned through December 31, 2007 and eliminate the ability of participants to earn benefits for future service under these plans. On March 1, 2011, the Company merged the Retirement Plan into the Cash Balance Pension Plan, effectively combining the plan assets and liabilities of the respective plans. In connection with this merger, the respective benefit formulas of the plans were not amended. As of March 1, 2011, the Retirement Plan no longer existed as a stand-alone plan and is part of the Cash Balance Pension Plan.

The Excess Plan, Union Plans and MSG Cash Balance Plans (which now includes the former Retirement Plan) are collectively referred to as the “Pension Plans.”

The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 and their dependents who are eligible for early or normal retirement under the Retirement Plan (or effective March 1, 2011, eligible to commence receipt of such early or normal Retirement Plan benefits under the Cash Balance Pension Plan), as well as certain union employees (“Postretirement Plan”).

Components of net periodic benefit cost for the Company’s Pension Plans and Postretirement Plan for the three months ended September 30, 2011 and 2010 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Service cost	$1,639	$1,831	$62	$40
Interest cost	1,724	1,508	104	77
Expected return on plan assets	(651)	(551)	—	—
Recognized actuarial loss (gain)	512	626	—	(29)
Amortization of unrecognized prior service cost (credit)	6	4	(33)	(33)

Net periodic benefit cost	$3,230	$3,418	$133	$55

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

In addition, Cablevision sponsors qualified and non-qualified savings plans (the “Cablevision Savings Plans”) in which employees of the Company continued to participate for a period of time after the Distribution until such time that the Company established its own savings plans. The Company made matching cash contributions on behalf of its employees to the Cablevision Savings Plans in accordance with the terms of those plans. Effective February 1, 2011, the Company established the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (the “MSG Savings Plans”). As of February 1, 2011, employees of the Company who were eligible participants have ceased participation in the Cablevision Savings Plans and participate in the MSG Savings Plans. Expenses related to the MSG Savings Plans included in the accompanying consolidated statements of operations were $782 for the three months ended September 30, 2011. Expenses related to the Cablevision Savings Plans included in the accompanying consolidated statements of operations totaled $763 for the three months ended September 30, 2010.

Note 12. Share-based Compensation

See Note 16 to the consolidated financial statements of the Company included in the Transition Report on Form 10-K/T for more information regarding The Madison Square Garden Company 2010 Employee Stock Plan (the “Employee Stock Plan”) and The Madison Square Garden Company 2010 Stock Plan for Non-Employee Directors, as well as the treatment after the Distribution of share-based payment awards initially granted under Cablevision equity award programs. On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc. (the “AMC Networks Distribution”). As a result, certain Company employees who continued to hold Cablevision equity awards at the time of the AMC Networks Distribution received non-qualified stock options, stock appreciation rights and/or restricted shares of AMC Networks Inc.

Share-based compensation expense, recognized as selling, general and administrative expense, for the three months ended September 30, 2011 and 2010 was $3,349 and $2,502, respectively.

In September 2011, the Company granted 735 restricted stock units (“RSUs”) to its employees under the Employee Stock Plan with a grant date fair value of $23.48 per share. All RSUs are subject to three-year cliff vesting, and 204 RSUs are also subject to certain performance conditions. RSUs that were awarded by the Company to its employees will settle in stock, or, at the option of the Compensation Committee, in cash.

Note 13. Related Party Transactions

Members of the Dolan family, including trusts for the benefit of the Dolan family, collectively own all of the Company’s outstanding Class B Common Stock and own approximately 3% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of both Cablevision and AMC Networks Inc.

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

The Company recognizes revenue from the distribution of programming services to subsidiaries of Cablevision. Cablevision pays the Company for advertising in connection with signage at events, sponsorships and media advertisements. Revenues from related parties amounted to $39,958 and $39,633 for the three months ended September 30, 2011 and 2010, respectively.

AMC Networks Inc. provides certain origination, master control and post production services to the Company. Amounts charged to the Company by AMC Networks Inc. for origination, master control and post production services amounted to $2,447 and $2,218 for the three months ended September 30, 2011 and 2010, respectively.

In addition, the Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Amounts charged to the Company pursuant to the transition services agreement and for other transactions with its related parties amounted to $2,469 and $2,980 for the three months ended September 30, 2011 and 2010, respectively.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Other

See Note 7 for information on the Company’s capital lease obligations due to a related party.

See Note 11 for discussion of the participation of Company employees in Cablevision sponsored retirement benefit plans.

Note 14. Income Taxes

Income tax expense for the three months ended September 30, 2011 was $3,873. The effective tax rate of 15.4% differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes. The Company recorded a benefit of $964 and $6,122 from the impact of a reduction in the effective state tax rate on the current and deferred tax liabilities balances, respectively. This benefit was recorded in connection with the filing of income tax returns during the three months ended September 30, 2011.

Income tax expense for the three months ended September 30, 2010 of $6,822 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes and the impact of nondeductible expenses partially offset by the tax benefit resulting from nontaxable disability insurance recoveries. In addition, the Company recorded a benefit of approximately $4,000 from the impact of a reduction in the effective state tax rate on the deferred tax liability balance. This benefit was recorded in connection with the filing of income tax returns. The effective tax rate was 26.2% for the three months ended September 30, 2010.

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

	Three Months Ended September 30,
	2011	2010
Revenues
MSG Media	$138,630	$133,434
MSG Entertainment	27,602	38,184
MSG Sports	28,814	36,905
Inter-segment eliminations (a)	(17,407)	(17,693)

	$177,639	$190,830

(a)

Primarily represents local media rights recognized by the Company’s MSG Sports segment from the licensing of team related programming to the Company’s MSG Media segment which are eliminated in consolidation. Local media rights are recognized on a straight-line basis over the fiscal year.

	Three Months Ended September 30,
	2011	2010
Inter-segment revenues
MSG Entertainment	$20	$26
MSG Sports	17,387	17,667

	$17,407	$17,693

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Three Months Ended September 30,
	2011	2010
AOCF
MSG Media	$63,816	$55,666
MSG Entertainment	(13,792)	(10,930)
MSG Sports	(463)	1,559
All other (a)	(3,485)	(4,036)

	$46,076	$42,259

	Three Months Ended September 30,
	2011	2010
Depreciation and amortization
MSG Media	$5,551	$4,430
MSG Entertainment	2,350	2,304
MSG Sports	2,736	2,621
All other (b)	5,727	4,144

	$16,364	$13,499

	Three Months Ended September 30,
	2011	2010
Share-based compensation expense
MSG Media	$1,101	$954
MSG Entertainment	1,071	702
MSG Sports	923	641
All other	254	205

	$3,349	$2,502

	Three Months Ended September 30,
	2011	2010
Operating income (loss)
MSG Media	$57,164	$50,282
MSG Entertainment	(17,213)	(13,936)
MSG Sports	(4,122)	(1,703)
All other	(9,466)	(8,385)

	$26,363	$26,258

A reconciliation of reportable segment operating income to the Company’s consolidated income from operations before income taxes is as follows:

	Three Months Ended September 30,
	2011	2010
Total operating income for reportable segments	$35,829	$34,643
Other operating loss	(9,466)	(8,385)

Operating income	26,363	26,258
Items excluded from operating income:
Interest income	547	619
Interest expense	(1,749)	(1,841)
Miscellaneous income	—	1,050

Income from operations before income taxes	$25,161	$26,086

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

	Three Months Ended September 30,
	2011	2010
Capital expenditures
MSG Media	$1,169	$5,895
MSG Entertainment	851	1,373
MSG Sports	263	235
All other (c)	143,140	25,990

	$145,423	$33,493

(a)	Consists of unallocated corporate general and administrative costs.
(b)

Includes depreciation and amortization expense on The Garden and The Theater at Madison Square Garden and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

(c)	Principally includes capital expenditures associated with the Transformation.

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

Note 16. Concentration of Risk

In connection with our license agreement with the New Jersey Devils, the Company has approximately $43,000 and $2,000 recorded in other assets and other current assets, respectively, in the accompanying consolidated balance sheets as of September 30, 2011 and June 30, 2011.

Note 17. Subsequent Events

The NBA collective bargaining agreement (“CBA”) expired June 30, 2011, and effective July 1, 2011, the NBA declared a lockout of NBA players. Subsequently, the NBA announced the cancellation of all pre-season games and regular season games through November 30, 2011. If the cancelled games are not rescheduled, it would have a material negative effect on the Company’s revenues, operating income and AOCF for the second quarter of the 2012 fiscal year. If additional games are cancelled and not rescheduled, it could have a material negative effect on our 2012 fiscal year results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning our future operating and future financial performance, including: the timing and anticipated cost and benefits of the comprehensive Transformation; the impact of the NBA work stoppage; and the ability to renew affiliation agreements. Words such as “expects”, “anticipates”, “believes”, “estimates”, “may”, “will”, “should”, “could”, “potential”, “continue”, “intends”, “plans”, and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•

the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level and popularity of the Radio City Christmas Spectacular and other entertainment events which are presented in our venues;

•	costs associated with player injuries, and waivers or contract terminations of players and other team personnel;

•	changes in professional sports teams’ compensation, including the impact of signing of free agents and trades, subject to league salary caps;

•	the level and timing of our capital expenditures, including the comprehensive Transformation of The Garden;

•	the impact of the comprehensive Transformation of The Garden on our operations, including any unexpected delays, cost or other matters associated with the Transformation;

•	the demand for our programming among cable television systems and satellite, telephone and other multichannel video programming distributors, and our ability to renew affiliation agreements with them;

•	general economic conditions especially in the New York metropolitan area where we conduct the majority of our operations;

•	the demand for advertising time and viewer ratings for our programming;

•	competition, for example, from other regional sports networks, other teams and other entertainment options;

•

changes in laws, NBA or NHL rules, regulations, guidelines, bulletins, directives, policies and agreements (including the leagues’ respective collective bargaining agreements with their players’ associations, salary caps, NBA luxury tax thresholds and revenue sharing) or other regulations under which we operate;

•	the NBA or any NHL work stoppage;

•	our ability to maintain, obtain or produce content for our MSG Media segment, together with the cost of such content;

•	future acquisitions and dispositions of assets;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock; and

•	the factors described under “Risk Factors” in the Company’s Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as our Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011 to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to “we”, “us”, “our”, “Madison Square Garden” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company’s venues. MSG Media includes our regional sports networks, MSG network, MSG Plus, MSG HD and MSG Plus HD, collectively called the MSG Networks, and the Fuse Networks (Fuse and Fuse HD), a national television network dedicated to music. MSG Entertainment presents or hosts live entertainment events in our diverse collection of venues, including concerts, family shows, performing arts and special events. These venues include The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, The Chicago Theatre and the Wang Theatre. MSG Entertainment is also responsible for the creation, production and/or presentation of live productions, including the Radio City Christmas Spectacular featuring the Rockettes. MSG Sports owns and operates sports franchises, including the Knicks of the NBA, the Rangers of the NHL, the Liberty of the WNBA and the Connecticut Whale of the AHL. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of Knicks, Rangers and Liberty games.

This MD&A is organized as follows:

Results of Operations. This section provides an analysis of our results of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 on both a consolidated and segment basis.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity as well as an analysis of our cash flows for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section includes a discussion of the change in the Company’s date of its annual impairment test for goodwill, as well as our critical accounting policy in respect of goodwill and identifiable indefinite-lived intangible assets in order to provide the results of our annual impairment testing performed during the three months ended September 30, 2011. There is no update to our other significant accounting policies, including our critical accounting policies, which are discussed in our Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011 under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations

Consolidated Results of Operations

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended September 30,				Increase (Decrease) in Net Income
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$177,639	100%	$190,830	100%	$(13,191)
Operating expenses:
Direct operating (excluding depreciation and amortization shown below)	71,484	40%	81,016	42%	9,532
Selling, general and administrative	63,428	36%	70,057	37%	6,629
Depreciation and amortization	16,364	9%	13,499	7%	(2,865)

Operating income	26,363	15%	26,258	14%	105
Other income (expense):
Interest expense, net	(1,202)	-1%	(1,222)	-1%	20
Miscellaneous	—	—	1,050	1%	(1,050)

Income from operations before income taxes	25,161	14%	26,086	14%	(925)
Income tax expense	(3,873)	-2%	(6,822)	-4%	2,949

Net income	$21,288	12%	$19,264	10%	$2,024

See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.

Revenues

Revenues for the three months ended September 30, 2011 decreased $13,191, or 7%, to $177,639 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Increase in MSG Media segment revenues	$5,196
Decrease in MSG Entertainment segment revenues	(10,582)
Decrease in MSG Sports segment revenues	(8,091)
Inter-segment eliminations	286

$(13,191)

See “— Consolidated Results of Operations — AOCF” and “Part II — Item 1A. Risk Factors” for a discussion of the expiration of the NBA CBA.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the three months ended September 30, 2011 decreased $9,532, or 12%, to $71,484 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Increase in MSG Media segment expenses	$840
Decrease in MSG Entertainment segment expenses	(6,783)
Decrease in MSG Sports segment expenses	(3,847)
Inter-segment eliminations	258

$(9,532)

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 decreased $6,629, or 9%, to $63,428 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(3,647)
Decrease in MSG Entertainment segment expenses	(568)
Decrease in MSG Sports segment expenses	(1,940)
Decrease in other expenses	(502)
Inter-segment eliminations	28

$(6,629)

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2011 increased $2,865, or 21%, to $16,364 as compared to the comparable period of the prior year due to higher depreciation and amortization expense on property and equipment. This increase was primarily driven by higher depreciation expense of capitalized costs associated with asset retirement obligations recorded in connection with the Transformation (see Note 6 to the consolidated financial statements included in Part I - Item 1. of this Quarterly Report on Form 10-Q) and MSG Media segment’s assets placed into service during the fourth quarter of the 2010 calendar year.

Miscellaneous income

Miscellaneous income for the three months ended September 30, 2010 reflects a gain from insurance proceeds of $1,050 which relates to certain fully amortized theater show assets that were destroyed in a flood at a storage facility.

Income taxes

Income tax expense for the three months ended September 30, 2011 was $3,873. The effective tax rate of 15.4% differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes. The Company recorded a benefit of $964 and $6,122 from the impact of a reduction in the effective state tax rate on the current and deferred tax liabilities balances, respectively. This benefit was recorded in connection with the filing of income tax returns during the three months ended September 30, 2011.

Income tax expense for the three months ended September 30, 2010 of $6,822 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state income taxes and the impact of nondeductible expenses partially offset by the tax benefit resulting from nontaxable disability insurance recoveries. In addition, the Company recorded a benefit of approximately $4,000 from the impact of a reduction in the effective state tax rate on the deferred tax liability balance. This benefit was recorded in connection with the filing of income tax returns. The effective tax rate was 26.2% for the three months ended September 30, 2010.

AOCF

The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit and (iii) restructuring charges or credits, which is referred to as AOCF, a non-GAAP measure. The Company has presented the components that reconcile AOCF to operating income, an accepted GAAP measure. The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,		Increase in AOCF
	2011	2010
Operating income	$26,363	$26,258	$105
Share-based compensation	3,349	2,502	847
Depreciation and amortization	16,364	13,499	2,865

AOCF	$46,076	$42,259	$3,817

AOCF for the three months ended September 30, 2011 increased $3,817, or 9%, to $46,076, as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$8,150
Increase in AOCF loss of the MSG Entertainment segment	(2,862)
Decrease in AOCF of the MSG Sports segment	(2,022)
Other net increases	551

$3,817

Effective July 1, 2010, DISH Network’s (“DISH”) license to carry Fuse expired and Fuse has not been carried by DISH since that date. Effective October 1, 2010, DISH’s license to carry MSG network and MSG Plus expired and these networks have not been carried by DISH since that date. The financial impact of the two events will depend on many factors including if, when and on what terms DISH and the Company reach new carriage agreements to restore DISH’s carriage of any or all of the networks. The loss of the agreements did not have a material impact on the Company’s and MSG Media segment’s financial condition or revenues for the three months ended September 30, 2011, but did have a material impact on the Company’s and MSG Media segment’s operating income and AOCF during the same period.

On September 16, 2010, DISH filed a complaint with the FCC under the FCC’s program access rules. The complaint alleges, among other things, that the terms and conditions the Company offered DISH for carriage of our networks were discriminatory and unfair. The Company is vigorously defending against the claims made by DISH and believes that such claims are without merit.

In addition, the stated term of a carriage agreement with a Fuse distributor expired effective January 1, 2011. The Company remains in active negotiations with this distributor for a new multi-year agreement and the distributor continues to carry Fuse. The financial impact will depend on many factors including if, when and on what terms the Company reaches a new carriage agreement. However, the Company has not recognized revenue for such carriage since the expiration of the stated term of the agreement. The Company expects that the fees to be agreed will apply retroactively if and when a new carriage agreement is reached. The failure to recognize such revenue did not have a material impact on the Company’s and MSG Media segment’s financial condition or revenues or on the MSG Media segment’s AOCF for the three months ended September 30, 2011, but did have a material impact on the Company’s operating income and AOCF and MSG Media’s operating income during the same period. If a new Fuse carriage agreement is not reached with this distributor, the impact on the Company’s and MSG Media segment’s financial condition or revenues or on the Company’s operating income or AOCF would not be material, but may be material to the MSG Media segment’s operating income or AOCF. See “Item 1A. Risk Factors — Risks Relating to Our Media Business — The Success of Our Media Business Also Depends on Affiliation Fees, and on the Existence of Agreements with a Limited Number of Distributors for Our Programming the Loss of Which Could Negatively Affect Our Results of Operations” of our Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011.

The NBA CBA expired on June 30, 2011, and effective July 1, 2011, the NBA declared a lockout of NBA players. Subsequently, the NBA announced the cancellation of all pre-season games and regular season games through November 30, 2011. If the cancelled games are not rescheduled, it would have a material negative effect on the Company’s revenues, operating income and AOCF for our second fiscal quarter. If additional games are cancelled and not rescheduled, it could have a material negative effect on our fiscal 2012 results. See “Part II – Item 1A. Risk Factors” for a discussion of the expiration of the NBA CBA.

We expect that within the same time frame as any settlement of the collective bargaining process between the NBA and the National Basketball Players Association (“NBPA”), the NBA will adopt a revised revenue sharing arrangement among the teams. We will not know the final form of any such revised revenue sharing arrangement or CBA until such arrangement or agreement has been adopted by the NBA. We expect that any revenue sharing agreement will operate to cause certain higher revenue teams, including the Knicks, to contribute amounts to certain lower revenue teams, which may be significant. The ultimate impact of the CBA and revenue sharing arrangement on the Company will be dependent upon their final terms and numerous other factors.

Business Segment Results

MSG Media

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Media segment.

	Three Months Ended September 30,				Increase (Decrease) in Operating Income
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$138,630	100%	$133,434	100%	$5,196
Direct operating expenses (excluding depreciation and amortization)	52,652	38%	51,812	39%	(840)
Selling, general and administrative expenses	23,263	17%	26,910	20%	3,647
Depreciation and amortization	5,551	4%	4,430	3%	(1,121)

Operating income	$57,164	41%	$50,282	38%	$6,882

The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,		Increase in AOCF
	2011	2010
Operating income	$57,164	$50,282	$6,882
Share-based compensation	1,101	954	147
Depreciation and amortization	5,551	4,430	1,121

AOCF	$63,816	$55,666	$8,150

Revenues

Revenues for the three months ended September 30, 2011 increased $5,196, or 4%, to $138,630 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue	$4,503
Increase in advertising revenue	1,217
Other net decreases	(524)

$5,196

The increase in affiliation fee revenue was primarily attributable to higher affiliation rates, with the overall increase being significantly offset by the impact of the previously disclosed expiration of certain affiliation agreements, as discussed in the “— Consolidated Results of Operations — AOCF” section above.

See “— Consolidated Results of Operations — AOCF” and “Part II — Item 1A. Risk Factors” for a discussion of the expiration of the NBA CBA.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the three months ended September 30, 2011 increased $840, or 2%, to $52,652 as compared to the comparable period of the prior year primarily driven by an increase in rights fees.

The Company continues our plan to strategically invest in Fuse programming. Based on the timing of planned programming, we expect these cost increases to be reflected in the MSG Media segment results during the remainder of our 2012 fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 decreased $3,647, or 14%, to $23,263 as compared to the comparable period of the prior year primarily driven by a decrease in marketing costs associated with our programming.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2011 increased $1,121, or 25%, to $5,551 as compared to the comparable period of the prior year primarily due to higher depreciation expense associated with assets placed into service during the fourth quarter of the 2010 calendar year.

AOCF

AOCF for the three months ended September 30, 2011 increased $8,150, or 15%, to $63,816 as compared to the comparable period of the prior year primarily driven by a net increase in affiliation fee revenue combined with lower marketing costs, as discussed above.

See “ — Consolidated Results of Operations — AOCF” regarding the previously disclosed expiration of certain affiliation agreements and “Item 1A. Risk Factors — Risks Relating to Our Media Business — The Success of Our Media Business Also Depends on Affiliation Fees, and on the Existence of Agreements with a Limited Number of Distributors for Our Programming the Loss of Which Could Negatively Affect Our Results of Operations” of our Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011.

MSG Entertainment

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Entertainment segment.

	Three Months Ended September 30,				(Increase) Decrease in Operating Loss
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$27,602	100%	$38,184	100%	$(10,582)
Direct operating expenses (excluding depreciation and amortization)	27,707	100%	34,490	90%	6,783
Selling, general and administrative expenses	14,758	53%	15,326	40%	568
Depreciation and amortization	2,350	9%	2,304	6%	(46)

Operating loss	$(17,213)	-62%	$(13,936)	-36%	$(3,277)

The following is a reconciliation of operating loss to AOCF:

	Three Months Ended September 30,		Increase (Decrease) in AOCF
	2011	2010
Operating loss	$(17,213)	$(13,936)	$(3,277)
Share-based compensation	1,071	702	369
Depreciation and amortization	2,350	2,304	46

AOCF	$(13,792)	$(10,930)	$(2,862)

Revenues

Revenues for the three months ended September 30, 2011 decreased $10,582, or 28%, to $27,602 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in event-related revenues at The Garden	$(19,034)
Decrease in revenues due to the absence of Banana Shpeel	(1,361)
Increase in event-related revenues at Radio City Music Hall	10,338
Increase in event-related revenues at the Beacon Theatre	1,934
Other net decreases	(2,459)

$(10,582)

The decrease in event-related revenues at The Garden was primarily due to The Garden being shut down during the three months ended September 30, 2011 in connection with the Transformation. While The Garden was open during the three months ended September 30, 2010, The Theater at Madison Square Garden was closed during both the three months ended September 30, 2011 and 2010.

The increase in event-related revenues at Radio City Music Hall was driven by the venue being fully utilized during the three months ended September 30, 2011 for the presentation of Cirque du Soleil’s Zarkana. Radio City Music Hall did not have a comparable engagement during the three months ended September 30, 2010.

The increase in event-related revenues at the Beacon Theatre reflects more events held at the venue during the three months ended September 30, 2011 as compared to the comparable period of the prior year. The results for the three months ended September 30, 2010 were impacted by the early closure of Banana Shpeel at the Beacon Theatre. The show was scheduled to run at the Beacon Theatre through the end of August 2010 but closed early, in June, with insufficient lead time to make the venue available for other events during July and August of 2010.

Other net decreases reflect the absence in the three months ended September 30, 2011 of approximately $1,100 of insurance proceeds that were recorded in the comparable period of the prior year. These insurance proceeds were related to the loss of revenues on certain shows canceled due to inclement weather recorded during the three months ended September 30, 2010.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the three months ended September 30, 2011 decreased $6,783, or 20%, to $27,707 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in event-related expenses at The Garden	$ (9,921)
Decrease in the expenses associated with Banana Shpeel	(1,640)
Increase in event-related direct operating expenses at Radio City Music Hall, primarily related to Cirque du Soleil’s Zarkana	5,175
Other net decreases	(397)

$ (6,783)

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 decreased $568, or 4%, to $14,758 as compared to the comparable period of the prior year primarily attributable to lower employee compensation and related benefits.

AOCF

AOCF loss increased for the three months ended September 30, 2011 as compared to the comparable period of the prior year by $2,862, or 26%, to a loss of $13,792. This increase in AOCF loss was primarily attributable to the absence of events at The Garden during the three months ended September 30, 2011 due to the Transformation partially offset by an increase in AOCF associated with events at Radio City Music Hall and the Beacon Theatre, as discussed above.

MSG Sports

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Sports segment.

	Three Months Ended September 30,				(Increase) Decrease in Operating Loss
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$28,814	100%	$36,905	100%	$(8,091)
Direct operating expenses (excluding depreciation and amortization)	8,443	29%	12,290	33%	3,847
Selling, general and administrative expenses	21,757	76%	23,697	64%	1,940
Depreciation and amortization	2,736	9%	2,621	7%	(115)

Operating loss	$(4,122)	-14%	$(1,703)	-5%	$(2,419)

The following is a reconciliation of operating loss to AOCF:

	Three Months Ended September 30,		Increase (Decrease) in AOCF
	2011	2010
Operating loss	$(4,122)	$(1,703)	$(2,419)
Share-based compensation	923	641	282
Depreciation and amortization	2,736	2,621	115

AOCF	$(463)	$1,559	$(2,022)

Revenues

Revenues for the three months ended September 30, 2011 decreased $8,091, or 22%, to $28,814 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in professional sports teams’ pre/regular season ticket related revenue	$ (2,966)
Decrease in event-related revenues from other live sporting events	(2,356)
Decrease in suite rental fee revenue	(1,843)
Other net decreases	(926)

$ (8,091)

Overall the decrease in revenues was primarily driven by The Garden being shut down for the three months ended September 30, 2011 in connection with the Transformation. The Garden was open during the comparable period of the prior year.

The decrease in professional sports teams’ pre/regular season ticket related revenue was primarily due to no pre-season games held at The Garden during the three months ended September 30, 2011 due to the Transformation.

The decrease in event-related revenues from other live sporting events was primarily driven by fewer events at The Garden which, as noted above, was shut down during the three months ended September 30, 2011 due to the Transformation. Event-related revenues from other live sporting events include ticket related revenues, venue license fees we charge to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.

The decrease in suite rental fee revenue for the three months ended September 30, 2011 was primarily due to the Transformation.

See “— Consolidated Results of Operations — AOCF” and “Part II — Item 1A. Risk Factors” for a discussion of the expiration of the NBA CBA.

Direct operating expenses (excluding depreciation and amortization)

Direct operating expenses (excluding depreciation and amortization) for the three months ended September 30, 2011 decreased $3,847, or 31%, to $8,443 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in event-related expenses associated with other live sporting events	$ (1,333)
Decrease in venue operating costs	(843)
Decrease in team operating expenses	(708)
Other net decreases	(963)

$ (3,847)

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 decreased $1,940, or 8%, to $21,757, as compared to the comparable period of the prior year primarily driven by lower marketing costs due to the NBA lockout, as well as a decrease in employee compensation and related benefits.

AOCF

AOCF for the three months ended September 30, 2011 decreased $2,022, or 130%, to a loss of $463, as compared to the comparable period of the prior year primarily due to a decrease in revenues, which was partially offset by lower direct operating expenses and selling, general and administrative expenses, as described above.

See “— Consolidated Results of Operations — AOCF” and “Part II — Item 1A. Risk Factors” for a discussion of the expiration of the NBA CBA.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $375,000 credit agreement with a syndicate of lenders, that we refer to as the Credit Agreement, providing for a senior secured revolving credit facility that we refer to as the Revolving Credit Facility (see “Financing Agreements” below). Our principal uses of cash include capital spending, working capital-related items and investments that we may fund from time to time. The decision of the Company as to the use of its available liquidity will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.

The Transformation of The Garden is underway. In order to most efficiently and effectively complete the Transformation, it will remain a year-round project. Our goal is to minimize disruption to current operations and, to achieve this, we plan for The Garden to remain open for the Knicks’ and Rangers’ regular seasons and playoffs. The Garden and The Theater at Madison Square Garden have re-opened following the Transformation-related work performed during the Knicks’ and Rangers’ off-season. We plan to close The Garden and The Theater at Madison Square Garden after the conclusion of the Knicks’ and Rangers’ seasons, including any playoffs, in the 2012 and 2013 calendar years. The outcome of the Knicks’ and Rangers’ seasons will determine when the venues will close. Given that we cannot know in advance when those seasons will end, we are generally not booking live entertainment or other sporting events from a period commencing in April and ending in October. We did not host pre-season Rangers’ games in the 2012 fiscal year at The Garden. While we seek to minimize disruptions during the Transformation, including scheduling events at our other venues or to other times of the year when The Garden or The Theater at Madison Square Garden will be open, we do not expect to be able to reschedule all events that would otherwise have occurred during the shutdowns. Consequently, we have lost and expect to lose revenues as a result of this schedule.

The renovated lower bowl of The Garden is now open. We were also able to accelerate the renovation of certain portions of the upper bowl during the first off-season shutdown. The completely renovated upper bowl is expected to be open for the 2012-13 NBA and NHL regular seasons. In each case, construction on areas such as concourses and certain restrooms, concessions and suites will continue during the seasons.

Prior to this first off-season shutdown, we had disclosed that, for planning and liquidity purposes, we were factoring in a 15% reserve over the high end of the previously provided range of $850,000. With the first off-season shutdown now behind us, we remain on plan and on schedule. We are still planning for total Transformation project construction costs not to exceed $980,000, inclusive of various reserves for contingencies.

The Transformation project remains within our overall expectations. We have reopened the lower bowl on schedule and our plan for opening the renovated upper bowl, as well as the other elements in the transformed arena, has not changed. Construction costs for the Transformation project incurred through September 30, 2011 were approximately $509,000 of which approximately $168,000 was incurred during the three months ended September 30, 2011.

As with any major renovation project, the Transformation is subject to potential unexpected delays, costs or other problems. Depending upon the severity and timing, such events could materially and negatively affect our business, results of operations and cash flows.

The NBA CBA expired June 30, 2011, and effective July 1, 2011, the NBA declared a lockout of NBA players. Subsequently, the NBA announced the cancellation of all pre-season games and regular season games through November 30, 2011. If the cancelled games are not rescheduled, it would have a material negative effect on the Company’s revenues, operating income and AOCF for our second fiscal quarter. If additional games are cancelled and not rescheduled, it could have a material negative effect on our fiscal 2012 results. Notwithstanding the foregoing, we believe we have sufficient liquidity, including approximately $229,000 in cash and cash equivalents as of September 30, 2011, along with available borrowing capacity under our Revolving Credit Facility, to complete the Transformation project and our other initiatives.

We have assessed the implications of the recent volatility in the capital and credit markets on our ability to meet our net funding and investing requirements over the next twelve months and we believe that the combination of cash and cash equivalents on hand, cash generated from operating activities and borrowing availability under our Revolving Credit Facility should provide us with sufficient liquidity. However, financial market disruptions could cause broader global economic downturns, which may lead to lower demand for our offerings, such as lower levels of attendance or advertising. These economic events could adversely impact our results of operations and our cash flows and might require that we seek alternative sources of funding.

Financing Agreements

Revolving Credit Facility

On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into the Credit Agreement. The proceeds of borrowings under the facility are available for working capital and capital expenditures, including but not limited to the Transformation, and for general corporate purposes. The Credit Agreement and related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of September 30, 2011, there was $7,234 in letters of credit issued and outstanding under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of September 30, 2011 was $367,766.

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

The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of September 30, 2011, the Company was in compliance with the financial covenants in the Revolving Credit Facility.

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

Cash Flow Discussion

Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2011 increased by $30,946 to $70,704 as compared to the comparable period of the prior year. This increase was primarily driven by an increase during the three months ended September 30, 2011 in deferred revenues of $92,927 as compared to an increase of $61,415 during the comparable period of the prior year.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2011 increased by $113,208 to $146,691 as compared to the comparable period of the prior year primarily due to an increase in capital expenditures associated with the Transformation.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2011 and 2010 was $285 and $135, respectively, and was primarily related to principal payments on capital lease obligations.

Seasonality of Our Business

The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the first and fourth quarters of each calendar year (the second and third quarters of our fiscal year). The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the fourth quarter of the calendar year (the second quarter of our fiscal year). In addition, the off-season shutdown of The Garden and The Theater at Madison Square Garden due to the Transformation has impacted the Company’s financial results in the second and third quarters of the 2011 calendar year (the fourth quarter of our 2011 fiscal year and the first quarter of our 2012 fiscal year) and we anticipate similar impacts in those same periods during the planned off-season shutdowns of The Garden and The Theater at Madison Square Garden in the 2012 and 2013 calendar years.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC Topic 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amendments are to be applied prospectively, and will be effective for public companies for fiscal years and interim periods beginning after December 15, 2011. Early adoption by public entities is not permitted. This standard will be effective for the Company beginning in its third quarter of fiscal 2012. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles – Goodwill and Other. This new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test currently required under ASC Topic 350. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Currently, under ASC Topic 350, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. This standard will be effective for the Company beginning in its first quarter of fiscal 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan, which requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide more information about an employer’s involvement in multiemployer pension plans. Although the majority of the amendments in this ASU apply only to multiemployer pension plans, there are also amendments that require changes in disclosures for multiemployer plans that provide postretirement benefits other than pensions. ASU No. 2011-09 is effective for fiscal years ending after December 15, 2011. Early adoption is permitted. This standard will be effective for the Company beginning in its fourth quarter of fiscal 2012. The Company believes that the adoption of this standard will result only in additional disclosures and will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Critical Accounting Policies

The following discussion has been included to provide a discussion of our change in accounting principle and the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the three months ended September 30, 2011. Accordingly, we have not repeated herein a discussion of the Company’s other critical accounting policies as set forth in our Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011.

Change in Accounting Principle

Effective July 1, 2011, the Company changed the date of its annual impairment test for goodwill from February 28th to August 31st. This change was made in connection with the change in the Company’s fiscal year-end from December 31st to June 30th. This change in the annual impairment test date coincides with the timing of when the Company prepares its annual budget and financial plans. These financial plans are a key component in estimating the fair value of the Company’s reporting units, which is the basis for performing our annual impairment test. The Company believes that the change in its annual impairment test date is preferable as it allows the Company to utilize its most current projections in the annual impairment test.

Goodwill

Goodwill is tested annually for impairment during the first quarter of the fiscal year and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for goodwill is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. For the purpose of evaluating goodwill impairment, the Company has three reporting units that are the same as its reportable segments, and all of which recognized goodwill.

The goodwill balance as of September 30, 2011 by reportable segment is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187

$742,492

During the quarter ended September 30, 2011, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments. Based on this impairment test, the Company’s reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).

Identifiable Indefinite-Lived Intangible Assets

Identifiable indefinite-lived intangible assets are tested annually for impairment during the first quarter of the fiscal year and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of September 30, 2011 by reportable segment:

Sports franchises (MSG Sports segment)	$96,215
Trademarks (MSG Entertainment segment)	61,881

$158,096

During the quarter ended September 30, 2011, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there was no impairment identified. Based on this impairment test, the Company’s indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset’s estimated fair value over its respective carrying value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures on this matter made in the Company’s Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective as of September 30, 2011, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

Item 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011 which could materially affect our business, financial condition or future operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

NBA players are covered by a CBA between the NBPA and the NBA (although such agreement expired on June 30, 2011). NHL players are covered by a CBA between the National Hockey League Players’ Association (“NHLPA”) and the NHL. Both the NHL and the NBA have experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or management lockouts. In 1992, the NHLPA conducted a 10-day strike. A lockout during the 1994-95 NHL season resulted in the regular season being shortened from 84 to 48 games. A lockout beginning in September 2004 resulted in the cancellation of the entire 2004-05 NHL season. The current NHL collective bargaining agreement was last negotiated in 2005 and expires in September 2012. The NBA has also experienced labor difficulties, including a lockout during the 1998-99 season, which resulted in the regular season being shortened from 82 to 50 games.

NBA players, including those who play for the Knicks, are covered by a CBA between the NBA and the NBPA that was in effect through June 30, 2011. Since the summer of 2009, the NBA and the NBPA have been engaged in negotiations for a successor collective bargaining agreement. The NBA CBA expired on June 30, 2011 and effective July 1, 2011, the NBA declared a lockout of NBA players. Subsequently, the NBA announced the cancellation of all pre-season games and regular season games through November 30, 2011. If the cancelled games are not rescheduled, it would have a material negative effect on the Company’s revenues, operating income and AOCF for our second fiscal quarter. If additional games are cancelled and not rescheduled, it could have a material negative effect on our fiscal 2012 results.

We expect that within the same time frame as any settlement of the collective bargaining process between the NBA and the NBPA, the NBA will adopt a revised revenue sharing arrangement among the teams. We will not know the final form of any such revised revenue sharing arrangement or CBA until such arrangement or agreement has been adopted by the NBA. We expect that any revenue sharing agreement will operate to cause certain higher revenue teams, including the Knicks, to contribute amounts to certain lower revenue teams, which may be significant. The ultimate impact of the CBA and revenue sharing arrangement on the Company will be dependent upon their final terms and numerous other factors.

Item	6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
18.1	Preferability Letter from KPMG LLP, dated November 4, 2011.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of November, 2011.

The Madison Square Garden Company

By:	/s/ ROBERT M. POLLICHINO
	Name:	Robert M. Pollichino
	Title:	Executive Vice President and Chief
Financial Officer