Form 10-Q
period 2011-12-31
Madison Square Garden Co
filed 2012-02-08
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding, as the latest practicable date.

Class of Stock	Shares Outstanding as of January 31, 2012
Class A Common Stock par value $0.01 per share	62,213,924
Class B Common Stock par value $0.01 per share	13,588,555

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$221,418	$304,876
Restricted cash	10,412	8,051
Accounts receivable, net of allowance for doubtful accounts of $2,424 and $2,292	136,480	118,013
Net related party receivables	26,287	22,587
Prepaid expenses	41,323	34,512
Other current assets	26,925	21,379

Total current assets	462,845	509,418
Property and equipment, net of accumulated depreciation and amortization of $434,859 and $407,190	883,737	607,792
Other assets	144,716	140,664
Amortizable intangible assets, net of accumulated amortization of $128,411 and $122,093	110,097	121,794
Indefinite-lived intangible assets	158,096	158,096
Goodwill	742,492	742,492

	$2,501,983	$2,280,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,822	$31,769
Net related party payables	294	—
Accrued liabilities:
Employee related costs	63,063	55,007
Other accrued liabilities	239,582	167,784
Deferred revenue	232,125	156,047

Total current liabilities	574,886	410,607
Defined benefit and other postretirement obligations	48,749	52,865
Other employee related costs	43,613	39,700
Other liabilities	60,575	53,995
Deferred tax liability	515,852	517,204

Total liabilities	1,243,675	1,074,371

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 62,207 and 62,094 shares outstanding as of December 31, 2011 and June 30, 2011, respectively	627	625
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of December 31, 2011 and June 30, 2011	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,054,389	1,041,769
Treasury stock, at cost, 581 and 500 shares as of December 31, 2011 and June 30, 2011, respectively	(10,813)	(10,279)
Retained earnings	235,774	188,867
Accumulated other comprehensive loss	(21,805)	(15,233)

Total stockholders’ equity	1,258,308	1,205,885

	$2,501,983	$2,280,256

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues (including related party revenues of $41,537 and $41,491 for the three months ended December 31, 2011 and 2010, respectively, and $81,495 and $81,124 for the six months ended December 31, 2011 and 2010, respectively)	$373,007	$432,674	$550,646	$623,504

Operating expenses:
Direct operating (including related party expenses of $3,605 and $4,318 for the three months ended December 31, 2011 and 2010, respectively, and $6,538 and $6,958 for the six months ended December 31, 2011 and 2010, respectively)	224,914	284,512	296,398	365,528
Selling, general and administrative (including related party expenses of $2,564 and $2,429 for the three months ended December 31, 2011 and 2010, respectively, and $4,547 and $4,987 for the six months ended December 31, 2011 and 2010, respectively)	76,043	81,574	139,471	151,631
Depreciation and amortization (including impairments)	24,094	14,148	40,458	27,647

	325,051	380,234	476,327	544,806

Operating income	47,956	52,440	74,319	78,698

Other income (expense):
Interest income	580	648	1,127	1,267
Interest expense	(1,891)	(1,777)	(3,640)	(3,618)
Miscellaneous	—	874	—	1,924

	(1,311)	(255)	(2,513)	(427)

Income from operations before income taxes	46,645	52,185	71,806	78,271
Income tax expense	(21,026)	(19,463)	(24,899)	(26,285)

Net income	$25,619	$32,722	$46,907	$51,986

Basic earnings per common share	$0.34	$0.44	$0.63	$0.70
Diluted earnings per common share	$0.33	$0.42	$0.61	$0.68
Weighted-average number of common shares outstanding:
Basic	74,632	74,033	74,573	74,021
Diluted	77,379	77,043	77,283	76,927

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$46,907	$51,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	40,458	27,647
Impairment of deferred costs	—	1,492
Amortization of deferred financing costs	1,090	1,090
Share-based compensation expense related to equity classified awards	10,579	5,392
Excess tax benefit on share-based awards	(306)	(133)
Deemed capital contribution related to income taxes	—	4,068
Provision for doubtful accounts	330	432
Change in assets and liabilities:
Accounts receivable, net	(18,797)	(19,346)
Net related party receivables	(2,850)	444
Prepaid expenses and other assets	(29,598)	8,483
Accounts payable	14,436	5,740
Net related party payables	374	—
Accrued and other liabilities	38,742	4,821
Deferred revenue	76,078	20,270
Deferred income taxes	3,504	16,239

Net cash provided by operating activities	180,947	128,625

Cash flows from investing activities:
Capital expenditures	(265,871)	(93,332)
Proceeds from asset sales	—	10
Payments for acquisition of assets	(2,627)	(529)

Net cash used in investing activities	(268,498)	(93,851)

Cash flows from financing activities:
Proceeds from loans	4,236	—
Additions to deferred financing costs	—	(7)
Principal payments on capital lease obligations	(722)	(661)
Acquisition of restricted shares	(224)	—
Proceeds from stock option exercises	497	514
Excess tax benefit on share-based awards	306	133

Net cash provided by (used in) financing activities	4,093	(21)

Net increase (decrease) in cash and cash equivalents	(83,458)	34,753
Cash and cash equivalents at beginning of period	304,876	319,745

Cash and cash equivalents at end of period	$221,418	$354,498

Non-cash investing and financing activities:
Deemed capital contributions, net primarily related to income taxes prior to the Distribution	$—	$3,060
Capital expenditures incurred but not yet paid	111,742	30,151
Asset retirement obligations	—	9,827
Leasehold improvements paid by landlord	1,786	1,609

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2011	$761	$1,041,769	$(10,279)	$188,867	$(15,233)	$1,205,885
Net income	—	—	—	46,907	—	46,907
Other comprehensive loss	—	—	—	—	(6,572)	(6,572)

Comprehensive income						40,335
Exercise of options	2	1,735	—	—	—	1,737
Share-based compensation expense	—	10,579	—	—	—	10,579
Treasury stock acquired from acquisition of restricted shares	—	—	(534)	—	—	(534)
Excess tax benefit on share-based awards	—	306	—	—	—	306

Balance at December 31, 2011	$763	$1,054,389	$(10,813)	$235,774	$(21,805)	$1,258,308

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2010	$760	$1,023,081	$(3,723)	$109,267	$(15,640)	$1,113,745
Net income	—	—	—	51,986	—	51,986
Other comprehensive loss	—	—	—	—	(3,887)	(3,887)

Comprehensive income						48,099
Deemed capital contribution related to income taxes	—	4,068	—	—	—	4,068
Adjustments related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution, net of taxes	—	(1,008)	—	—	40	(968)
Exercise of options	—	514	—	—	—	514
Share-based compensation expense	—	5,392	—	—	—	5,392
Excess tax benefit on share-based awards, net of deficiency	—	74	—	—	—	74

Balance at December 31, 2010	$760	$1,032,121	$(3,723)	$161,253	$(19,487)	$1,170,924

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

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011. The financial statements as of December 31, 2011 and for the three and six months ended December 31, 2011 and 2010 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of our fiscal year (see Note 2 for a discussion of the new NBA collective bargaining agreement (“CBA”) and revenue sharing arrangements, as well as the NBA work stoppage). The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of our fiscal year. In addition, the off-season shutdown of The Garden and The Theater at Madison Square Garden due to the comprehensive transformation of The Garden into a state-of-the-art arena (the “Transformation”) has impacted the Company’s financial results in the fourth quarter of our 2011 fiscal year and the first quarter of our 2012 fiscal year, and we anticipate similar impacts in those same periods during the planned off-season shutdowns of The Garden and The Theater at Madison Square Garden in the 2012 and 2013 calendar years.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Note 2. Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Madison Square Garden Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Change in Accounting Principle

Effective July 1, 2011, the Company changed the date of its annual impairment test for goodwill from February 28th to August 31st. This change was made in connection with the change in the Company’s fiscal year-end from December 31st to June 30th. This change in the annual impairment test date coincides with the timing of when the Company prepares its annual budget and financial plans. These financial plans are a key component in estimating the fair value of the Company’s reporting units, which is the basis for performing its annual impairment test. The Company believes that the change in its annual impairment test date is preferable as it allows the Company to utilize its most current projections in the annual impairment test.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), income tax expense, performance and share-based compensation, depreciation and amortization, and the allowance for losses. Management believes its use of estimates in the consolidated financial statements to be reasonable.

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

New NBA CBA and Revenue Sharing Arrangements

The predecessor NBA CBA expired June 30, 2011, and effective July 1, 2011, the NBA declared a lockout of NBA players. In December 2011, the NBA and the National Basketball Players Association (“NBPA”) entered into a new CBA and the NBA Board of Governors adopted a new revenue sharing plan. The delay in reaching an agreement with the NBPA on the terms of a new CBA delayed the start of the 2011-12 NBA regular season by approximately two months until December 25, 2011. The Company’s results of operations for the three and six months ended December 31, 2011 were negatively impacted by the NBA work stoppage. Set forth below is a summary of the principal aspects of the new NBA CBA and revenue sharing plan.

NBA CBA. The new NBA CBA was entered into in December 2011 and expires after the 2020-21 season (although the NBA and NBPA each has the right to terminate the CBA following the 2016-17 season). The NBA CBA contains a “soft” salary cap (i.e., a cap on each team’s aggregate player salaries but with certain exceptions that enable teams to pay more, sometimes substantially more, than the cap).

NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). A team’s luxury tax for the 2011-12 and 2012-13 seasons will continue to be generally equal to the amount by which the team’s aggregate player salaries exceed such threshold. Beginning with the 2013-14 season, the tax rates for teams with aggregate player salaries above such threshold will start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least four of any five seasons beginning in 2011-12, the above tax rates are increased by $1.00 for each increment. For the 2011-12 season, 100% of the aggregate luxury tax payments collected by the league will be used as a funding source for the revenue sharing plan described below; beginning with the 2012-13 season, 50% of such payments will be used as a funding source for the revenue sharing plan and the remaining 50% of such payments will be distributed in equal shares to non-taxpaying teams. As of December 31, 2011, we do not project the Knicks to be a luxury tax payer for the 2011-12 season.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

NBA Escrow System/Revenue Sharing. The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues as compensation (approximately 51% in the 2011-12 season and approximately 50% thereafter), and the teams retain the remainder. The percentage of league-wide revenues paid as compensation and retained by the teams does not apply evenly across all teams and accordingly we may pay our players a higher or lower portion of our revenues than other NBA teams. Throughout each season, NBA teams withhold 10% of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. In the event that the league’s aggregate player compensation is below the designated percentage of league-wide revenues, the teams will remit the shortfall to the NBPA for distribution to the players.

The NBA has also instituted a revenue sharing plan that, beginning in the 2011-12 season, generally requires the distribution of a pool of funds to teams with below-average net revenues (as defined in the plan), subject to reduction or elimination based on individual team market size and profitability. The plan will be funded by a combination of disproportionate contributions from teams with above-average net revenues, subject to certain profit-based limits (each as defined in the plan); aggregate league-wide luxury tax proceeds (100% of proceeds for the 2011-12 season, 50% of proceeds for all seasons beginning with the 2012-13 season) (see above); and, beginning with the 2012-13 season, collective league sources, if necessary. Additional amounts may also be distributed on a discretionary basis, funded by assessments on playoff ticket revenues and through collective league sources. The total amount to be distributed to recipient teams will be substantially greater than the amounts paid under the NBA revenue assistance program in effect prior to the 2011-12 season, which was subject to a league-wide aggregate maximum of $54,500 in the 2010-11 season. In turn, we anticipate that the Knicks will be required to contribute a substantially greater amount than under the prior plan. Given our expectation of continued revenue growth, we expect our revenue sharing obligations to grow as well.

We record our revenue sharing expense net of the amount we expect to receive from the escrow. The most recent NBA estimate, which is based on preliminary league and team revenue and expense estimates, indicates that the Knicks will be required to contribute approximately $9,500 in revenue sharing payments for the 2011-12 season, net of estimated escrow receipts, and substantially higher net amounts in future years. The actual amounts may vary significantly from the estimate based on actual operating results for the league and the teams for the season and other factors.

NBA Gate Assessments. The NBA also imposes on each team a 6% assessment on regular season ticket revenue and an assessment of 45% or 52.5% (plus an additional 5% to fund the discretionary revenue sharing payment described above) on playoff ticket revenue, depending on the number of home games played.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amendments are to be applied prospectively and early adoption is not permitted. This standard will be effective for the Company beginning in its third quarter of fiscal 2012. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income, which is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income, and to additionally align the presentation of other comprehensive income in financial statements prepared in accordance with GAAP with those prepared in accordance with International Financial Reporting Standards. An entity now has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to indefinitely defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. During the deferral period, the existing requirements in GAAP for the presentation of reclassification adjustments are required to continue to be followed. These standards will be effective for the Company beginning in its first quarter of fiscal 2013 with retrospective application required. The Company believes that the adoption of these standards will result only in changes in the presentation of its financial statements and will not have a material impact on the Company’s financial position, results of operations, or cash flows.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles – Goodwill and Other. This new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test currently required under ASC Topic 350. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Currently, under ASC Topic 350, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. This standard will be effective for the Company beginning in its first quarter of fiscal 2013. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan, which requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide more information about an employer’s involvement in multiemployer pension plans. Although the majority of the amendments in this ASU apply only to multiemployer pension plans, there are also amendments that require changes in disclosures for multiemployer plans that provide postretirement benefits other than pensions. This standard will be effective for the Company beginning in its fourth quarter of fiscal 2012. Early adoption is permitted. The Company believes that the adoption of this standard will result only in additional disclosures and will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 3. Computation of Earnings per Common Share

Basic earnings per common share (“EPS”) is based upon net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares, restricted stock units (“RSUs”) and shares restricted on the same basis as underlying Cablevision restricted shares only in the periods in which such effect would have been dilutive.

The following table presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Weighted-average shares for basic EPS	74,632	74,033	74,573	74,021
Dilutive effect of shares issuable under share-based compensation plans and shares restricted on the same basis as underlying Cablevision restricted shares	2,747	3,010	2,710	2,906

Weighted-average shares for diluted EPS	77,379	77,043	77,283	76,927

The calculation of diluted EPS for the three and six months ended December 31, 2010 does not include 29 shares because the effect of their inclusion would have been anti-dilutive. There were no anti-dilutive shares during the three and six months ended December 31, 2011.

Note 4. Impairment Charges

Effective July 1, 2010 DISH Network’s (“DISH”) license to carry Fuse expired and effective October 1, 2010, DISH’s license to carry MSG network and MSG Plus expired. These networks have not been carried by DISH since those dates. As subsequent discussions have not resulted in new carriage agreements being reached to restore DISH’s carriage of any of the networks, during the three months ended December 31, 2011, the Company has made a determination that DISH has ceased to carry these networks on an other than temporary basis. Consequently, the Company’s MSG Media segment recorded a pre-tax impairment charge of $3,112 during the three months ended December 31, 2011 to write-off the remaining carrying value of the affiliation agreements and affiliate relationships intangible assets associated with DISH. This pre-tax impairment charge is reflected in depreciation and amortization (including impairments) in the accompanying consolidated statements of operations for the three and six months ended December 31, 2011.

During the three months ended December 31, 2010, the Company evaluated whether or not an impairment of the deferred costs associated with the Radio City Christmas Spectacular Arena Tour (the “Arena Tour”) had occurred as a result of its financial performance and the Company’s decision to seek alternative uses of Arena Tour assets in connection with plans to produce shows in other venues. As a result, the Company’s MSG Entertainment segment recorded a pre-tax impairment charge of $1,492 related to Arena Tour assets, which is reflected in direct operating expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2010.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Note 5. Team Personnel Transactions and Insurance Recoveries

Direct operating expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players on our sports teams for (i) season-ending injuries, (ii) trades and (iii) waivers and contract termination costs (“Team Personnel Transactions”). The Company’s MSG Sports segment recognizes the estimated ultimate costs of these events, together with any associated NBA luxury tax attributable to Knicks’ player transactions, in the period in which they occur, net of any anticipated insurance recoveries. Amounts due to such players are generally paid over their remaining contract terms. Provisions for Team Personnel Transactions amounted to $9,895 for both the three and six months ended December 31, 2011. For both the three and six months ended December 31, 2010 provisions for Team Personnel Transactions amounted to $2,350.

In addition, the Company recorded $323 and $78 in insurance recoveries related to non season-ending player injuries during the three and six months ended December 31, 2011 and 2010, respectively. The accompanying consolidated balance sheet as of December 31, 2011 includes $323 in other current assets, for team personnel-related insurance recoveries.

Note 6. Investments

On February 4, 2011, the Company acquired approximately 3,913 shares of Live Nation Entertainment, Inc. (“Live Nation”) common stock, with a fair value of approximately $41,000 as of that date. This investment is reported in the accompanying consolidated balance sheets as of December 31, 2011 and June 30, 2011 in other assets, and is classified as available-for-sale. Investments in available-for-sale securities are carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity. The fair value of the investment in Live Nation common stock as of December 31, 2011 and June 30, 2011 was $32,515 and $44,880, respectively.

Note 7. Goodwill and Intangible Assets

The carrying amount of goodwill, by reportable segment, as of December 31, 2011 and June 30, 2011 is as follows:

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

The Company’s indefinite-lived intangible assets as of December 31, 2011 and June 30, 2011 are as follows:

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

The Company’s intangible assets subject to amortization as of December 31, 2011 and June 30, 2011 are as follows:

As of December 31, 2011	Gross	Accumulated Amortization	Net
Affiliation agreements and affiliate relationships	$115,157	$(53,484)	$61,673
Season ticket holder relationships	75,005	(37,271)	37,734
Suite holder relationships	15,394	(9,442)	5,952
Broadcast rights	15,209	(14,230)	979
Other intangibles	17,743	(13,984)	3,759

	$238,508	$(128,411)	$110,097

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

As of June 30, 2011	Gross	Accumulated Amortization	Net
Affiliation agreements and affiliate relationships	$120,536	$(52,295)	$68,241
Season ticket holder relationships	75,005	(34,547)	40,458
Suite holder relationships	15,394	(8,743)	6,651
Broadcast rights	15,209	(13,468)	1,741
Other intangibles	17,743	(13,040)	4,703

	$243,887	$(122,093)	$121,794

Amortization expense was $7,392 and $4,305 for the three months ended December 31, 2011 and 2010, respectively. For the six months ended December 31, 2011 and 2010 amortization expense was $11,697 and $8,610, respectively. Amortization expense for the three and six months ended December 31, 2011 includes a pre-tax impairment charge of $3,112, which reflects the write-off of the remaining carrying value of certain intangible assets associated with DISH (See Note 4).

Note 8. Property and Equipment

As of December 31, 2011 and June 30, 2011, property and equipment (including equipment under capital leases) consisted of the following assets:

	December 31, 2011	June 30, 2011
Land	$67,921	$67,921
Buildings	555,595	203,142
Equipment	313,516	243,805
Aircraft	42,961	42,961
Furniture and fixtures	42,153	17,337
Leasehold improvements	147,223	144,469
Construction in progress	149,227	295,347

	1,318,596	1,014,982
Less accumulated depreciation and amortization	(434,859)	(407,190)

	$883,737	$607,792

Depreciable and amortizable assets are depreciated or amortized on a straight-line basis over their estimated useful lives. Depreciation is being accelerated for The Garden assets that are being removed as a result of the Transformation. Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $16,702 and $9,843 for the three months ended December 31, 2011 and 2010, respectively. Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $28,761 and $19,037 for the six months ended December 31, 2011 and 2010, respectively.

Construction in progress primarily relates to the Transformation.

The Company has recorded asset retirement obligations related to the Transformation. The asset retirement obligations have been recorded in accordance with ASC 410, which requires companies to recognize an obligation along with an offsetting increase to the carrying value of the related property and equipment when an obligation exists to perform remediation efforts and its fair value is reasonably estimable. This obligation was necessitated by the Transformation. The changes in the carrying amount of asset retirement obligations for the six months ended December 31, 2011 are as follows:

Balance as of June 30, 2011	$32,907
Accretion expense	7
Payments	(8,255)

Balance as of December 31, 2011	$24,659

As of December 31, 2011 and June 30, 2011, $24,464 and $32,719, respectively, of the total asset retirement obligations were recorded in other accrued liabilities, with the remaining balances recorded in other liabilities, in the accompanying consolidated balance sheets.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Note 9. Debt

Total debt of the Company consists of the following:

	December 31, 2011	June 30, 2011
Revolving Credit Facility	$—	$—
NBA loans	4,236	—
Related party capital lease obligations (a)	3,503	4,225

Total	$7,739	$4,225

(a)	Classified in other accrued liabilities and other liabilities in the accompanying consolidated balance sheets.

Revolving Credit Facility

On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a new senior secured revolving credit facility of up to $375,000 with a term of five years (the “Revolving Credit Facility”). The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of December 31, 2011, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of December 31, 2011, there was $7,000 in letters of credit issued and outstanding under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility as of December 31, 2011 was $368,000.

NBA Loans

The NBA’s previously negotiated multi-year national rights contracts with two broadcast providers include provisions which generally allow for the continued monthly payment to each NBA team of annual rights fees during a work stoppage. Rights fees paid during the work stoppage are considered loans by the NBA to be repaid to the broadcast providers as reductions to rights fees through 2016. The Knicks received such payments while the 2011-2012 NBA season was delayed due to the CBA negotiation. One loan is non-interest bearing while the other loan bears interest compounded quarterly at the U.S. Prime Rate. The loans are repayable in advance at the team’s option.

As of December 31, 2011, $3,336 of the NBA loans outstanding balance was recorded in other liabilities, with the remaining balance recorded in other accrued liabilities in the accompanying consolidated balance sheet.

Note 10. Commitments and Contingencies

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

Note 11. Fair Value Measurements

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

•	Level III — Instruments whose significant value drivers are unobservable.

The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
December 31, 2011
Assets:
Money market accounts	$122,268	$—	$—	$122,268
Time deposits	90,298	—	—	90,298
Available-for-sale securities (in Other assets)	32,515	—	—	32,515

Total assets measured at fair value	$245,081	$—	$—	$245,081

June 30, 2011
Assets:
Money market accounts	$223,750	$—	$—	$223,750
Time deposits	75,147	—	—	75,147
Available-for-sale securities (in Other assets)	44,880	—	—	44,880

Total assets measured at fair value	$343,777	$—	$—	$343,777

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

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table details the components of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan	Unrealized Income (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2011	$(17,441)	$2,208	$(15,233)
Other comprehensive income (loss) (a)	937	(12,365)	(11,428)
Tax benefit (expense)	(398)	5,254	4,856

Balance at December 31, 2011	$(16,902)	$(4,903)	$(21,805)

Balance at June 30, 2010	$(15,640)	$—	$(15,640)
Other comprehensive loss (a)	(6,838)	—	(6,838)
Adjustment related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution	69	—	69
Tax benefit	2,922	—	2,922

Balance at December 31, 2010	$(19,487)	$—	$(19,487)

(a)

Other comprehensive income (loss) related to Pension Plans and Postretirement Plan (as defined below) for the six months ended December 31, 2011 and 2010 includes recognized actuarial net loss and amortization of prior service cost (credit) included in net periodic benefit cost during each respective period. In addition, other comprehensive loss related to Pension Plans and Postretirement Plan for the six months ended December 31, 2010 includes an actuarial loss of $7,942.

Note 13. Pension Plans and Other Postretirement Benefit Plan

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

The Company sponsored a non-contributory qualified defined benefit pension plan covering its non-union employees hired prior to January 1, 2001 (the “Retirement Plan”) and sponsors an unfunded non-contributory non-qualified defined benefit pension plan for the benefit of certain employees who participate in the underlying qualified plan (the “Excess Plan”). As of December 31, 2007, both the Retirement Plan and Excess Plan were amended to freeze all benefits earned through December 31, 2007 and to eliminate the ability of participants to earn benefits for future service under these plans. On March 1, 2011, the Company merged the Retirement Plan into the Cash Balance Pension Plan, effectively combining the plan assets and liabilities of the respective plans. In connection with this merger, the respective benefit formulas of the plans were not amended. Effective March 1, 2011, the Retirement Plan no longer exists as a stand-alone plan and is part of the Cash Balance Pension Plan.

The Excess Plan, Union Plans, MSG Cash Balance Plans and Retirement Plan are collectively referred to as the “Pension Plans.”

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

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Components of net periodic benefit cost for the Company’s Pension Plans and Postretirement Plan for the three and six months ended December 31, 2011 and 2010 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended December 31,		Three Months Ended December 31,
	2011	2010	2011	2010
Service cost	$1,640	$1,519	$45	$50
Interest cost	1,724	1,587	76	85
Expected return on plan assets	(652)	(404)	—	—
Recognized actuarial loss (gain)	511	562	(11)	(19)
Amortization of unrecognized prior service cost (credit)	7	7	(55)	(33)

Net periodic benefit cost	$3,230	$3,271	$55	$83

	Pension Plans		Postretirement Plan
	Six Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Service cost	$3,279	$3,350	$107	$90
Interest cost	3,448	3,095	180	162
Expected return on plan assets	(1,303)	(955)	—	—
Recognized actuarial loss (gain)	1,023	1,188	(11)	(48)
Amortization of unrecognized prior service cost (credit)	13	11	(88)	(66)

Net periodic benefit cost	$6,460	$6,689	$188	$138

In addition, Cablevision sponsors qualified and non-qualified savings plans (the “Cablevision Savings Plans”) in which employees of the Company continued to participate for a period of time after the Distribution until such time that the Company established its own savings plans. The Company made matching cash contributions on behalf of its employees to the Cablevision Savings Plans in accordance with the terms of those plans. Effective February 1, 2011, the Company established the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (the “MSG Savings Plans”). As of February 1, 2011, employees of the Company who were eligible participants have ceased participation in the Cablevision Savings Plans and participate in the MSG Savings Plans. Expenses related to the MSG Savings Plans included in the accompanying consolidated statements of operations were $652 and $1,434 for the three and six months ended December 31, 2011, respectively. Expenses related to the Cablevision Savings Plans included in the accompanying consolidated statements of operations totaled $632 and $1,395 for the three and six months ended December 31, 2010, respectively.

Note 14. Share-based Compensation

See Note 16 to the consolidated financial statements of the Company in the Transition Report on Form 10-K/T for more information regarding The Madison Square Garden Company 2010 Employee Stock Plan (the “Employee Stock Plan”) and The Madison Square Garden Company 2010 Stock Plan for Non-Employee Directors, as well as the treatment after the Distribution of share-based payment awards initially granted under Cablevision equity award programs. On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc. (the “AMC Networks Distribution”). As a result, certain Company employees who continued to hold Cablevision equity awards at the time of the AMC Networks Distribution received non-qualified stock options, stock appreciation rights and/or restricted shares of AMC Networks Inc.

Share-based compensation expense, recognized as selling, general and administrative expense, was $7,097 and $2,972 for the three months ended December 31, 2011 and 2010, respectively. Share-based compensation expense was $10,446 and $5,474 for the six months ended December 31, 2011 and 2010, respectively.

In September 2011, the Company granted 735 RSUs to its employees under the Employee Stock Plan with a grant date fair value of $23.48 per share. All RSUs are subject to three-year cliff vesting, and 204 RSUs are also subject to certain performance conditions.

RSUs that were awarded by the Company to its employees will settle in stock, or, at the option of the Compensation Committee, in cash.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

In November 2011, the Company granted 61 fully vested RSUs to its non-employee directors under the Non-Employee Director Plan with a grant date fair value of $29.12 per share.

Note 15. Related Party Transactions

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

The Company recognizes revenue from the distribution of programming services to subsidiaries of Cablevision. Cablevision pays the Company for advertising in connection with signage at events, sponsorships and media advertisements. Revenues from related parties amounted to $41,537 and $41,491 for the three months ended December 31, 2011 and 2010, respectively. Revenues from related parties amounted to $81,495 and $81,124 for the six months ended December 31, 2011 and 2010, respectively.

AMC Networks Inc. provides certain origination, master control and post production services to the Company. Amounts charged to the Company by AMC Networks Inc. for origination, master control and post production services amounted to $2,531 and $2,319 for the three months ended December 31, 2011 and 2010, respectively, and $4,978 and $4,537 for the six months ended December 31, 2011 and 2010, respectively.

In addition, the Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Amounts charged to the Company pursuant to the transition services agreement and for other transactions with its related parties amounted to $3,638 and $4,428 for the three months ended December 31, 2011 and 2010, respectively, and $6,107 and $7,408 for the six months ended December 31, 2011 and 2010, respectively.

Other

See Note 9 for information on the Company’s capital lease obligations due to a related party.

See Note 13 for discussion of the participation of Company employees in Cablevision sponsored retirement benefit plans.

Note 16. Income Taxes

Income tax expense for the three and six months ended December 31, 2011 was $21,026 and $24,899, respectively. The effective tax rate for the three months ended December 31, 2011 of 45.1% was higher than the U.S. federal statutory rate primarily due to state income taxes and the impact of nondeductible expenses partially offset by the tax benefit resulting from the domestic production activities deduction. The effective tax rate for the six months ended December 31, 2011 of 34.7% approximated the U.S. federal statutory rate as the impacts of state income taxes and nondeductible expenses were offset by the reduction in the state income tax expense recorded in connection with the filing of the Company’s 2010 income tax returns and the tax benefit resulting from the domestic production activities deduction.

Income tax expense for the three and six months ended December 31, 2010 was $19,463 and $26,285, respectively. The effective tax rate for the three months ended December 31, 2010 of 37.3% was higher than the U.S. federal statutory rate primarily due to state income taxes and the impact of nondeductible expenses partially offset by the tax benefit resulting from the domestic production activities deduction. The effective tax rate for the six months ended December 31, 2010 of 33.6% was lower than the U.S. federal statutory rate primarily due to the reduction in the state income tax expense recorded in connection with the filing of the Company’s 2009 income tax returns and the tax benefit resulting from the domestic production activities deduction, which were partially offset by state income taxes and the impact of nondeductible expenses.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues
MSG Media	$142,408	$144,105	$281,038	$277,539
MSG Entertainment	151,224	177,530	178,826	215,714
MSG Sports	88,622	128,732	117,436	165,637
Inter-segment eliminations (a)	(9,247)	(17,693)	(26,654)	(35,386)

	$373,007	$432,674	$550,646	$623,504

(a)

Primarily represents local media rights recognized by the Company’s MSG Sports segment from the licensing of team related programming to the Company’s MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year, with the exception of the three months ended December 31, 2011 as a result of the overall reduction in the number of events exclusively available to MSG Networks in that quarter.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Inter-segment revenues
MSG Entertainment	$22	$26	$42	$52
MSG Sports	9,225	17,667	26,612	35,334

	$9,247	$17,693	$26,654	$35,386

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
AOCF
MSG Media	$63,555	$51,709	$127,371	$107,375
MSG Entertainment	37,173	18,148	23,381	7,218
MSG Sports	(19,920)	3,198	(20,383)	4,757
All other (a)	(1,661)	(3,495)	(5,146)	(7,531)

	$79,147	$69,560	$125,223	$111,819

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Depreciation and amortization (including impairments)
MSG Media	$8,604	$4,266	$14,155	$8,696
MSG Entertainment	2,558	2,535	4,908	4,839
MSG Sports	2,731	2,974	5,467	5,595
All other (b)	10,201	4,373	15,928	8,517

	$24,094	$14,148	$40,458	$27,647

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Share-based compensation expense
MSG Media	$1,823	$790	$2,924	$1,744
MSG Entertainment	1,631	1,120	2,702	1,822
MSG Sports	1,557	826	2,480	1,467
All other	2,086	236	2,340	441

	$7,097	$2,972	$10,446	$5,474

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Operating income (loss)
MSG Media	$53,128	$46,653	$110,292	$96,935
MSG Entertainment	32,984	14,493	15,771	557
MSG Sports	(24,208)	(602)	(28,330)	(2,305)
All other	(13,948)	(8,104)	(23,414)	(16,489)

	$47,956	$52,440	$74,319	$78,698

A reconciliation of reportable segment operating income to the Company’s consolidated income from operations before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Total operating income for reportable segments	$61,904	$60,544	$97,733	$95,187
Other operating loss	(13,948)	(8,104)	(23,414)	(16,489)

Operating income	47,956	52,440	74,319	78,698
Items excluded from operating income:
Interest income	580	648	1,127	1,267
Interest expense	(1,891)	(1,777)	(3,640)	(3,618)
Miscellaneous income	—	874	—	1,924

Income from operations before income taxes	$46,645	$52,185	$71,806	$78,271

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Capital expenditures
MSG Media	$1,905	$5,148	$3,074	$11,043
MSG Entertainment	1,075	2,511	1,926	3,884
MSG Sports	691	494	954	729
All other (c)	116,777	51,686	259,917	77,676

	$120,448	$59,839	$265,871	$93,332

(a)

Consists of unallocated corporate general and administrative costs. The results for the six months ended December 31, 2011 reflect changes made by the Company to include approximately $2,000 of certain costs in our reportable segment results that were previously not allocated. We believe these costs are more appropriately reflected in our reportable segment results. These changes were not material to our reportable segment results.

(b)

Includes depreciation and amortization expense on The Garden and The Theater at Madison Square Garden and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

(c)	Consists principally of capital expenditures associated with the Transformation.

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

Note 18. Concentration of Risk

In connection with our license agreement with the New Jersey Devils, the Company has approximately $43,000 and $2,000 recorded in other assets and other current assets, respectively, in the accompanying consolidated balance sheets as of December 31, 2011 and June 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning our future operating and future financial performance, including: the timing and anticipated cost and benefits of the comprehensive Transformation; the impact of the new NBA CBA and revenue sharing plan; and the ability to renew affiliation agreements. Words such as “expects”, “anticipates”, “believes”, “estimates”, “may”, “will”, “should”, “could”, “potential”, “continue”, “intends”, “plans”, and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•

the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level and popularity of the Radio City Christmas Spectacular and other entertainment events which are presented in our venues;

•	costs associated with player injuries, and waivers or contract terminations of players and other team personnel;

•	changes in professional sports teams’ compensation, including the impact of signing of free agents and trades, subject to league salary caps;

•	the level and timing of our capital expenditures, including the comprehensive Transformation of The Garden;

•	the impact of the comprehensive Transformation of The Garden on our operations, including any unexpected delays, costs or other matters associated with the Transformation;

•

the demand for our programming among cable television systems and satellite, telephone and other multichannel video programming distributors (the “Distributors”), and our ability to renew affiliation agreements with them;

•	general economic conditions especially in the New York metropolitan area where we conduct the majority of our operations;

•	the demand for advertising and sponsorship arrangements and viewer ratings for our programming;

•	competition, for example, from other regional sports networks, other teams and other entertainment options;

•

changes in laws, NBA or NHL rules, regulations, guidelines, bulletins, directives, policies and agreements (including the leagues’ respective collective bargaining agreements with their players’ associations, salary caps, NBA luxury tax thresholds and revenue sharing) or other regulations under which we operate;

•	any NHL or NBA work stoppage;

•	our ability to maintain, obtain or produce content for our MSG Media segment, together with the cost of such content;

•	future acquisitions and dispositions of assets;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock; and

•	the factors described under “Risk Factors” herein and in the Company’s Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011.

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

This MD&A is organized as follows:

Business Overview. This section provides a summary of the principal aspects of the new NBA CBA and the revenue sharing plan adopted by the NBA Board of Governors. This summary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth herein and in the Company’s Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011.

Results of Operations. This section provides an analysis of our results of operations for the three and six months ended December 31, 2011 compared to the three and six months ended December 31, 2010 on both a consolidated and segment basis.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity as well as an analysis of our cash flows for the six months ended December 31, 2011 compared to the six months ended December 31, 2010.

Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses accounting pronouncements that have been issued but have not yet been adopted by the Company. In addition, we have included a discussion of our critical accounting policy in respect of goodwill and identifiable indefinite-lived intangible assets in order to provide the results of our annual impairment testing performed during the three months ended September 30, 2011. This section should be read with our critical accounting policies, which are discussed in our Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011 under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements of the Company included therein.

Business Overview

In December 2011, the NBA and the NBPA entered into a new CBA and the NBA Board of Governors adopted a new revenue sharing plan. Set forth below is a summary of the principal aspects of the new NBA CBA and revenue sharing plan. The summary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth herein and in the Company’s Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011.

NBA CBA. The new NBA CBA was entered into in December 2011 and expires after the 2020-21 season (although the NBA and NBPA each has the right to terminate the CBA following the 2016-17 season). The NBA CBA contains a “soft” salary cap (i.e., a cap on each team’s aggregate player salaries but with certain exceptions that enable teams to pay more, sometimes substantially more, than the cap).

NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). A team’s luxury tax for the 2011-12 and 2012-13 seasons will continue to be generally equal to the amount by which the team’s aggregate player salaries exceed such threshold. Beginning with the 2013-14 season, the tax rates for teams with aggregate player salaries above such threshold will start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least four of any five seasons beginning in 2011-12, the above tax rates are increased by $1.00 for each increment. For the 2011-12 season, 100% of the aggregate luxury tax payments collected by the league will be used as a funding source for the revenue sharing plan described below; beginning with the 2012-13 season, 50% of such payments will be used as a funding source for the revenue sharing plan and the remaining 50% of such payments will be distributed in equal shares to non-taxpaying teams. As of December 31, 2011, we do not project the Knicks to be a luxury tax payer for the 2011-12 season.

NBA Escrow System/Revenue Sharing. The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues as compensation (approximately 51% in the 2011-12 season and approximately 50% thereafter), and the teams retain the remainder. The percentage of league-wide revenues paid as compensation and retained by the teams does not apply evenly across all teams and accordingly we may pay our players a higher or lower portion of our revenues than other NBA teams. Throughout each season, NBA teams withhold 10% of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. In the event that the league’s aggregate player compensation is below the designated percentage of league-wide revenues, the teams will remit the shortfall to the NBPA for distribution to the players.

The NBA has also instituted a revenue sharing plan that, beginning in the 2011-12 season, generally requires the distribution of a pool of funds to teams with below-average net revenues (as defined in the plan), subject to reduction or elimination based on individual team market size and profitability. The plan will be funded by a combination of disproportionate contributions from teams with above-average net revenues, subject to certain profit-based limits (each as defined in the plan); aggregate league-wide luxury tax proceeds (100% of proceeds for the 2011-12 season, 50% of proceeds for all seasons beginning with the 2012-13 season) (see above); and, beginning with the 2012-13 season, collective league sources, if necessary. Additional amounts may also be distributed on a discretionary basis, funded by assessments on playoff ticket revenues and through collective league sources. The total amount to be distributed to recipient teams will be substantially greater than the amounts paid under the NBA revenue assistance program in effect prior to the 2011-12 season, which was subject to a league-wide aggregate maximum of $54,500 in the 2010-11 season. In turn, we anticipate that the Knicks will be required to contribute a substantially greater amount than under the prior plan. Given our expectation of continued revenue growth, we expect our revenue sharing obligations to grow as well.

We record our revenue sharing expense net of the amount we expect to receive from the escrow. The most recent NBA estimate, which is based on preliminary league and team revenue and expense estimates, indicates that the Knicks will be required to contribute approximately $9,500 in revenue sharing payments for the 2011-12 season, net of estimated escrow receipts, and substantially higher net amounts in future years. The actual amounts may vary significantly from the estimate based on actual operating results for the league and the teams for the season and other factors.

NBA Gate Assessments. The NBA also imposes on each team a 6% assessment on regular season ticket revenue and an assessment of 45% or 52.5% (plus an additional 5% to fund the discretionary revenue sharing payment described above) on playoff ticket revenue, depending on the number of home games played.

Results of Operations

Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010

Consolidated Results of Operations

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended December 31,				Increase (Decrease) in Net Income
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$373,007	100%	$432,674	100%	$(59,667)
Operating expenses:
Direct operating	224,914	60%	284,512	66%	59,598
Selling, general and administrative	76,043	20%	81,574	19%	5,531
Depreciation and amortization (including impairments)	24,094	6%	14,148	3%	(9,946)

Operating income	47,956	13%	52,440	12%	(4,484)
Other income (expense):
Interest expense, net	(1,311)	NM	(1,129)	NM	(182)
Miscellaneous	—	—	874	NM	(874)

Income from operations before income taxes	46,645	13%	52,185	12%	(5,540)
Income tax expense	(21,026)	-6%	(19,463)	-4%	(1,563)

Net income	$25,619	7%	$32,722	8%	$(7,103)

NM – Percentage is not meaningful

The Company’s, MSG Media segment’s and MSG Sports segment’s results of operations for the three and six months ended December 31, 2011 were impacted by the NBA work stoppage. The delay in reaching an agreement with the NBPA on the terms of a new CBA delayed the start of the 2011-12 NBA regular season by approximately two months until December 25, 2011. In addition to the delayed start, the resolution of the NBA work stoppage resulted in the 2011-12 regular season being shortened by 16 games, or approximately 19.5%, to a 66-game season. A higher percentage of games will be played in the second half of our 2012 fiscal year as compared to the comparable period of the prior year. In the second quarter of our 2012 fiscal year, the Knicks played a combined 6 preseason and regular season games, of which 2 were home games and 4 were away games, as compared to a combined 40 preseason and regular season games in the comparable period of the prior year, of which 18 were home games and 22 were away games. See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.

Revenues

Revenues for the three months ended December 31, 2011 decreased $59,667, or 14%, to $373,007 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment revenues	$(1,697)
Decrease in MSG Entertainment segment revenues	(26,306)
Decrease in MSG Sports segment revenues	(40,110)
Inter-segment eliminations	8,446

$(59,667)

See “— Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Consolidated Results of Operations — AOCF” regarding the expiration of certain affiliation agreements and “Part II — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

Direct operating expenses

Direct operating expenses for the three months ended December 31, 2011 decreased $59,598, or 21%, to $224,914 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(11,748)
Decrease in MSG Entertainment segment expenses	(42,112)
Decrease in MSG Sports segment expenses	(13,981)
Decrease in other expenses	(186)
Inter-segment eliminations	8,429

$(59,598)

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2011 decreased $5,531, or 7%, to $76,043 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(762)
Decrease in MSG Entertainment segment expenses	(2,708)
Decrease in MSG Sports segment expenses	(2,280)
Increase in other expenses	202
Inter-segment eliminations	17

$(5,531)

The increase in other expenses primarily reflects higher share-based compensation cost related to certain awards which are not allocated to the Company’s business segments, offset by the impact of changes made by the Company to include certain costs in our business segment results that were previously not allocated. We believe that the costs now being allocated are more appropriately reflected in our business segment results of operations. These changes were not material to our business segment results.

Depreciation and amortization (including impairments)

Depreciation and amortization (including impairments) for the three months ended December 31, 2011 increased $9,946, or 70%, to $24,094 as compared to the comparable period of the prior year. The increase was primarily due to higher depreciation and amortization expense on property and equipment and, to a lesser extent, an impairment charge of $3,112 recorded by the MSG Media segment during the three months ended December 31, 2011 to write-off the remaining carrying value of certain intangible assets associated with DISH. The increase in depreciation and amortization expense on property and equipment was primarily driven by (i) depreciation on assets related to the Transformation which were placed into service, (ii) higher depreciation expense of capitalized costs associated with asset retirement obligations recorded in connection with the Transformation (see Note 8 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q) and, to a lesser extent, (iii) MSG Media segment’s assets placed into service in the prior fiscal year.

Income taxes

Income tax expense for the three months ended December 31, 2011 and 2010 was $21,026 and $19,463, respectively. The effective tax rate for the three months ended December 31, 2011 of 45.1% was higher than the U.S. federal statutory rate primarily due to state income taxes and the impact of nondeductible expenses partially offset by the tax benefit resulting from the domestic production activities deduction. The effective tax rate for the three months ended December 31, 2010 of 37.3% was higher than the U.S. federal statutory rate primarily due to state income taxes and the impact of nondeductible expenses partially offset by the tax benefit resulting from the domestic production activities deduction.

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

	Three Months Ended December 31,		Increase (Decrease) in AOCF
	2011	2010
Operating income	$47,956	$52,440	$(4,484)
Share-based compensation	7,097	2,972	4,125
Depreciation and amortization (including impairments)	24,094	14,148	9,946

AOCF	$79,147	$69,560	$9,587

AOCF for the three months ended December 31, 2011 increased $9,587, or 14%, to $79,147 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$11,846
Increase in AOCF of the MSG Entertainment segment	19,025
Decrease in AOCF of the MSG Sports segment	(23,118)
Other net increases	1,834

$9,587

Other net increases primarily resulted from the impact of changes made by the Company to include certain costs in our business segment results that were previously not allocated. We believe that the costs now being allocated are more appropriately reflected in our business segment results of operations. These changes were not material to our business segment results.

The stated term of our Fuse carriage agreement with Time Warner Cable (“TWC”) expired effective January 1, 2011. TWC continued to carry Fuse until December 16, 2011. As a result, the number of Fuse viewing subscribers was reduced from approximately 51 million to approximately 42 million. The Company has not recognized revenue for TWC’s carriage of Fuse from January 1 through December 16, 2011 and the amount to be paid for such period has not yet been determined. Our inability to recognize revenue relating to TWC’s carriage of Fuse negatively affected our revenues, AOCF and operating income for the six months ended December 31, 2011.

Effective January 1, 2012 TWC’s license to carry the MSG Networks expired and the MSG Networks have not been carried by TWC since that date. The financial impact of TWC’s non-carriage of MSG Networks and Fuse will depend on many factors including if, when and on what terms TWC and the Company reach new carriage agreements. The expiration and nonrenewal of TWC’s affiliation agreements with MSG Networks and Fuse is having a material impact on our AOCF and operating income and, if it continues, the impact will also be material to revenues. Although TWC’s nonrenewal has reduced MSG Networks’ subscribers by approximately 30%, the impact on our AOCF and operating income, if it continues, will be materially higher. See “Part II — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

Business Segment Results

MSG Media

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Media segment.

	Three Months Ended December 31,				Increase (Decrease) in Operating Income
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$142,408	100%	$144,105	100%	$(1,697)
Direct operating expenses	52,450	37%	64,198	45%	11,748
Selling, general and administrative expenses	28,226	20%	28,988	20%	762
Depreciation and amortization (including impairments)	8,604	6%	4,266	3%	(4,338)

Operating income	$53,128	37%	$46,653	32%	$6,475

The following is a reconciliation of operating income to AOCF:

	Three Months Ended December 31,		Increase in AOCF
	2011	2010
Operating income	$53,128	$46,653	$6,475
Share-based compensation	1,823	790	1,033
Depreciation and amortization (including impairments)	8,604	4,266	4,338

AOCF	$63,555	$51,709	$11,846

As discussed in “— Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Consolidated Results of Operations”, MSG Media’s results of operations for the three months ended December 31, 2011 were impacted by the NBA work stoppage. While the late start of the season resulted in reductions to MSG Media’s revenues and expenses, the delay did not have a material impact on the segment’s AOCF and operating income.

Revenues

Revenues for the three months ended December 31, 2011 decreased $1,697, or 1%, to $142,408 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in advertising revenue	$(5,676)
Increase in affiliation fee revenue	4,035
Other net decreases	(56)

$(1,697)

The decrease in advertising revenue was primarily driven by the NBA work stoppage.

The increase in affiliation fee revenue was primarily attributable to higher affiliation rates, with the overall increase being offset by the impact of a contractual adjustment and the expiration of Fuse’s affiliation agreement with TWC. See “— Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Consolidated Results of Operations — AOCF” regarding the expiration of certain affiliation agreements and “Part II — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

Direct operating expenses

Direct operating expenses for the three months ended December 31, 2011 decreased $11,748, or 18%, to $52,450 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in rights fees	$(8,685)
Decrease in other programming expenses	(3,063)

$(11,748)

The decrease in rights fees was primarily due to a decline in rights fees from the licensing of team related programming to MSG Media from the MSG Sports segment as a result of the overall reduction in the number of events exclusively available to MSG Networks in the quarter ended December 31, 2011 as compared to the comparable period of the prior year.

The decrease in other programming expenses was primarily due to the NBA work stoppage.

The Company continues its plan to strategically invest in Fuse programming. Based on the timing of planned programming, we expect these cost increases to be reflected in the MSG Media segment results during the remainder of our 2012 fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2011 decreased $762, or 3%, to $28,226 as compared to the comparable period of the prior year primarily due to declines in allocated corporate general and administrative costs and marketing costs partially offset by an increase in share-based compensation.

Depreciation and amortization (including impairments)

Depreciation and amortization (including impairments) for the three months ended December 31, 2011 increased $4,338, or 102%, to $8,604 as compared to the comparable period of the prior year. This increase was primarily due to an impairment charge of $3,112 recorded during the three months ended December 31, 2011 to write-off the remaining carrying value of certain intangible assets associated with DISH, as well as higher depreciation expense associated with assets placed into service in the prior fiscal year.

Effective July 1, 2010 DISH’s license to carry Fuse expired and effective October 1, 2010, DISH’s license to carry MSG network and MSG Plus expired. These networks have not been carried by DISH since those dates. As subsequent discussions have not resulted in new carriage agreements being reached to restore DISH’s carriage of any of the networks, during the three months ended December 31, 2011, the Company has made a determination that DISH has ceased to carry these networks on an other than temporary basis. Consequently, the Company’s MSG Media segment recorded a pre-tax impairment charge of $3,112 during the three months ended December 31, 2011 to write-off the remaining carrying value of the affiliation agreements and affiliate relationships intangible assets associated with DISH. This pre-tax impairment charge is reflected in depreciation and amortization (including impairments) in the accompanying consolidated statements of operations for the three and six months ended December 31, 2011.

DISH has previously filed a complaint with the FCC under the FCC’s program access rules. The complaint alleges, among other things, that the terms and conditions the Company offered DISH for carriage of our networks were discriminatory and unfair. The Company is vigorously defending against the claims made by DISH and believes that such claims are without merit.

AOCF

AOCF for the three months ended December 31, 2011 increased $11,846, or 23%, to $63,555 as compared to the comparable period of the prior year primarily driven by lower direct operating and selling, general and administrative expenses partially offset by a decline in revenues, as discussed above.

See “— Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Consolidated Results of Operations — AOCF” regarding the expiration of certain affiliation agreements and “Part II — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

MSG Entertainment

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Entertainment segment.

	Three Months Ended December 31,				Increase (Decrease) in Operating Income
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$151,224	100%	$177,530	100%	$(26,306)
Direct operating expenses	99,299	66%	141,411	80%	42,112
Selling, general and administrative expenses	16,383	11%	19,091	11%	2,708
Depreciation and amortization	2,558	2%	2,535	1%	(23)

Operating income	$32,984	22%	$14,493	8%	$18,491

The following is a reconciliation of operating income to AOCF:

	Three Months Ended December 31,		Increase in AOCF
	2011	2010
Operating income	$32,984	$14,493	$18,491
Share-based compensation	1,631	1,120	511
Depreciation and amortization	2,558	2,535	23

AOCF	$37,173	$18,148	$19,025

Revenues

Revenues for the three months ended December 31, 2011 decreased $26,306, or 15%, to $151,224 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in revenues due to the absence of the Wintuk production	$(19,227)
Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	(12,408)
Increase in event-related revenues at the Beacon Theatre	2,338
Increase in event-related revenues at The Theater at Madison Square Garden, excluding Wintuk	4,601
Other net decreases	(1,610)

$(26,306)

The Wintuk production was presented at The Theater at Madison Square Garden during the 2010 holiday season, after which it concluded its planned four year run at the venue.

The decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise reflects fewer scheduled performances of the show outside of the New York area. As previously announced, the Company made the decision to utilize existing touring assets at the Wang Theatre in Boston, the Durham Performing Arts Center in Durham, North Carolina and the Grand Ole Opry House in Nashville during the 2011 holiday season. As such, there was no arena tour during the 2011 holiday season and the theater version of the show was presented in fewer markets as compared to the comparable period of the prior year. This decrease was partially offset by higher revenues from the show’s presentation at Radio City Music Hall primarily due to higher attendance combined with overall net price increases.

The increase in event-related revenues at the Beacon Theatre reflects more events held at the venue during the three months ended December 31, 2011 as compared to the comparable period of the prior year.

The increase in event-related revenues at The Theater at Madison Square Garden, excluding Wintuk, was primarily due to an increase in the number of events during the three months ended December 31, 2011, as the venue was used primarily for the Wintuk production discussed above during the comparable period of the prior year.

Direct operating expenses

Direct operating expenses for the three months ended December 31, 2011 decreased $42,112, or 30%, to $99,299 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in direct operating expenses related to the presentation of the Radio City Christmas Spectacular franchise	$(25,541)
Decrease in direct operating expenses associated with Wintuk	(18,718)
Increase in event-related direct operating expenses at The Theater at Madison Square Garden, excluding Wintuk	3,365
Increase in event-related direct operating expenses at the Beacon Theatre	807
Other net decreases	(2,025)

$(42,112)

The decrease in direct operating expenses related to the presentation of the Radio City Christmas Spectacular franchise primarily reflects lower costs due to the absence of the arena tour and fewer theater markets as discussed above. These declines were partially offset by higher expenses associated with the presentation of the show at Radio City Music Hall due primarily to the enhancements added to the show in the current fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2011 decreased $2,708, or 14%, to $16,383 as compared to the comparable period of the prior year primarily due to lower employee compensation and related benefits and, to a lesser extent, lower allocated corporate general and administrative costs, partially offset by an increase in share-based compensation.

AOCF

AOCF for the three months ended December 31, 2011 increased by $19,025, or 105%, to $37,173 as compared to the comparable period of the prior year. This increase is primarily driven by higher AOCF associated with the Radio City Christmas Spectacular franchise and, to a lesser extent, lower selling, general and administrative expenses, as described above.

MSG Sports

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Sports segment.

	Three Months Ended December 31,				(Increase) Decrease in Operating Loss
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$88,622	100%	$128,732	100%	$(40,110)
Direct operating expenses	82,311	93%	96,292	75%	13,981
Selling, general and administrative expenses	27,788	31%	30,068	23%	2,280
Depreciation and amortization	2,731	3%	2,974	2%	243

Operating loss	$(24,208)	-27%	$(602)	NM	$(23,606)

NM – Percentage is not meaningful

The following is a reconciliation of operating loss to AOCF:

	Three Months Ended December 31,		Increase (Decrease) in AOCF
	2011	2010
Operating loss	$(24,208)	$(602)	$(23,606)
Share-based compensation	1,557	826	731
Depreciation and amortization	2,731	2,974	(243)

AOCF	$(19,920)	$3,198	$(23,118)

As discussed in “— Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Consolidated Results of Operations”, MSG Sports results of operations for the three months ended December 31, 2011 were impacted by the NBA work stoppage. The late start of the season resulted in a disproportionately lower amount of Knicks-related revenue and expense being recognized during the three months ended December 31, 2011 as compared to the comparable period of the prior year and had a material negative impact on MSG Sports’ results. It affected nearly all components of MSG Sports’ revenues, direct operating expenses and selling, general and administrative expenses.

Additionally, the impact of the change in the Knicks’ season schedule will result in a disproportionately greater percentage of Knicks-related revenues, direct operating expenses and selling, general and administrative expenses recognized during the second half of our fiscal year ended June 30, 2012 as compared to the comparable period of the prior year.

Revenues

Revenues for the three months ended December 31, 2011 decreased $40,110, or 31%, to $88,622 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in professional sports teams’ pre/regular season ticket-related revenue	$(21,109)
Decrease in broadcast rights fees from MSG Media	(8,429)
Decrease in revenues from NHL and NBA distributions	(8,170)
Decrease in professional sports teams’ food, beverage and merchandise sales	(4,709)
Decrease in professional sports teams’ sponsorship and signage revenues	(3,975)
Increase in event-related revenues from other live sporting events	5,255
Other net increases	1,027

$(40,110)

The decrease in professional sports teams’ pre/regular season ticket-related revenue was primarily due to the NBA work stoppage, partially offset by an increase in average ticket prices for our professional sports teams.

The decrease in broadcast rights fees from MSG Media was primarily due to the overall reduction in the number of events exclusively available to MSG Networks in the quarter ended December 31, 2011 as compared to the comparable period of the prior year.

The decrease in revenues from NHL and NBA distributions was primarily due to the NBA work stoppage, partially offset by non-work stoppage related increases.

The decreases in professional sports teams’ food, beverage and merchandise sales and professional sports teams’ sponsorship and signage revenues were primarily due to the NBA work stoppage.

The increase in event-related revenues from other live sporting events was primarily due to an increase in the number of events and the change in the mix of events during the three months ended December 31, 2011 as compared to the comparable period of the prior year. Event-related revenues from other live sporting events include ticket-related revenues and venue license fees we charge to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.

Direct operating expenses

Direct operating expenses for the three months ended December 31, 2011 decreased $13,981, or 15%, to $82,311 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in team personnel compensation	$(19,077)
Decrease in other team operating expenses	(5,318)
Decrease in professional sports teams’ expense associated with food, beverage and merchandise sales	(2,343)
Increase due to the absence of the Knicks recording its estimated share of luxury tax proceeds from tax-paying teams during the three months ended December 31, 2010 of $833 and higher net NHL and NBA revenue sharing expense of $549	1,382
Increase in event-related expenses associated with other live sporting events	3,716
Increase in net provisions for certain team personnel transactions	7,545
Other net increases	114

$(13,981)

The decrease in team personnel compensation was primarily due to the NBA work stoppage, which resulted in lower compensation costs for Knicks players due to fewer games being played during the three months ended December 31, 2011. Player salaries are expensed over the applicable NBA, NHL or WNBA regular season on a straight-line basis, which for the NBA during the Company’s 2012 fiscal year is from December 25, 2011 through the end of the regular season.

The decrease in other team operating expenses was primarily due to the NBA work stoppage.

Net provisions for certain team personnel transactions, NBA luxury tax and NBA and NHL revenue sharing were as follows:

	Three Months Ended December 31,
	2011	2010	Increase
Net provisions for certain team personnel transactions	$9,895	$2,350	$7,545
Net provisions for NBA luxury tax and NBA and NHL revenue sharing	2,402	1,020	1,382

Team personnel transactions for the three months ended December 31, 2011 primarily reflect provisions recorded for player waivers/contract terminations of $9,820. Team personnel transactions for the three months ended December 31, 2010 primarily reflect provisions recorded for season-ending player injuries of $2,200. The cost of these transactions is recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.

See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview” for a summary of the principal aspects of the new NBA CBA and the revenue sharing plan adopted by the NBA Board of Governors.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2011 decreased $2,280, or 8%, to $27,788 as compared to the comparable period of the prior year primarily driven by lower marketing costs due to the NBA work stoppage, as well as a decrease in employee compensation and related benefits.

AOCF

AOCF for the three months ended December 31, 2011 decreased $23,118 to a loss of $19,920 as compared to the comparable period of the prior year, primarily attributable to a decrease in revenues, which was partially offset by lower direct operating and selling, general and administrative expenses, as described above.

Comparison of the Six Months Ended December 31, 2011 versus the Six Months Ended December 31, 2010

Consolidated Results of Operations

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Six Months Ended December 31,				Increase (Decrease) in Net Income
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$550,646	100%	$623,504	100%	$(72,858)
Operating expenses:
Direct operating	296,398	54%	365,528	59%	69,130
Selling, general and administrative	139,471	25%	151,631	24%	12,160
Depreciation and amortization (including impairments)	40,458	7%	27,647	4%	(12,811)

Operating income	74,319	13%	78,698	13%	(4,379)
Other income (expense):
Interest expense, net	(2,513)	NM	(2,351)	NM	(162)
Miscellaneous	—	—	1,924	NM	(1,924)

Income from operations before income taxes	71,806	13%	78,271	13%	(6,465)
Income tax expense	(24,899)	-5%	(26,285)	-4%	1,386

Net income	$46,907	9%	$51,986	8%	$(5,079)

NM – Percentage is not meaningful

See “— Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 —Consolidated Results of Operations” for a discussion of the NBA work stoppage. See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.

Revenues

Revenues for the six months ended December 31, 2011 decreased $72,858, or 12%, to $550,646 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Increase in MSG Media segment revenues	$3,499
Decrease in MSG Entertainment segment revenues	(36,888)
Decrease in MSG Sports segment revenues	(48,201)
Inter-segment eliminations	8,732

$(72,858)

See “— Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Consolidated Results of Operations — AOCF” regarding the expiration of certain affiliation agreements and “Part II — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

Direct operating expenses

Direct operating expenses for the six months ended December 31, 2011 decreased $69,130, or 19%, to $296,398 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(10,908)
Decrease in MSG Entertainment segment expenses	(48,895)
Decrease in MSG Sports segment expenses	(17,828)
Decrease in other expenses	(188)
Inter-segment eliminations	8,689

$(69,130)

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended December 31, 2011 decreased $12,160, or 8%, to $139,471 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(4,409)
Decrease in MSG Entertainment segment expenses	(3,276)
Decrease in MSG Sports segment expenses	(4,220)
Decrease in other expenses	(298)
Inter-segment eliminations	43

$(12,160)

The decrease in other expenses primarily reflects the impact of changes made by the Company to include certain costs in our business segment results that were previously not allocated offset by higher share-based compensation cost related to certain awards which are not allocated to the Company’s business segments. We believe that the costs now being allocated are more appropriately reflected in our business segment results of operations. These changes were not material to our business segment results.

Depreciation and amortization (including impairments)

Depreciation and amortization (including impairments) for the six months ended December 31, 2011 increased $12,811, or 46%, to $40,458 as compared to the comparable period of the prior year. The increase was primarily due to higher depreciation and amortization expense on property and equipment and, to a lesser extent, an impairment charge of $3,112 recorded by the MSG Media segment during the six months ended December 31, 2011 to write-off the remaining carrying value of certain intangible assets associated with DISH. The increase in depreciation and amortization expense on property and equipment was primarily driven by (i) depreciation on assets related to the Transformation which were placed into service, (ii) higher depreciation expense of capitalized costs associated with asset retirement obligations recorded in connection with the Transformation (see Note 8 to the consolidated financial statements included in Part I—Item 1. of this Quarterly Report on Form 10-Q) and, to a lesser extent, (iii) MSG Media segment’s assets placed into service in the prior fiscal year.

Miscellaneous income

Miscellaneous income for the six months ended December 31, 2010 primarily reflects a gain from insurance proceeds of $1,147 which relates to certain fully amortized theater show assets that were destroyed in a flood at a storage facility.

Income taxes

Income tax expense for the six months ended December 31, 2011 and 2010 was $24,899 and $26,285, respectively. The effective tax rate for the six months ended December 31, 2011 of 34.7% approximated the U.S. federal statutory rate as the impacts of state income taxes and nondeductible expenses were offset by the reduction in the state income tax expense recorded in connection with the filing of the Company’s 2010 income tax returns and the tax benefit resulting from the domestic production activities deduction. The effective tax rate for the six months ended December 31, 2010 of 33.6% was lower than the U.S. federal statutory rate primarily due to the reduction in the state income tax expense recorded in connection with the filing of the Company’s 2009 income tax returns and the tax benefit resulting from the domestic production activities deduction, which were partially offset by state income taxes and the impact of nondeductible expenses.

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

	Six Months Ended December 31,		Increase (Decrease) in AOCF
	2011	2010
Operating income	$74,319	$78,698	$(4,379)
Share-based compensation	10,446	5,474	4,972
Depreciation and amortization (including impairments)	40,458	27,647	12,811

AOCF	$125,223	$111,819	$13,404

AOCF for the six months ended December 31, 2011 increased $13,404, or 12%, to $125,223 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$19,996
Increase in AOCF of the MSG Entertainment segment	16,163
Decrease in AOCF of the MSG Sports segment	(25,140)
Other net increases	2,385

$13,404

Other net increases primarily resulted from the impact of changes made by the Company to include certain costs in our business segment results that were previously not allocated. We believe that the costs now being allocated are more appropriately reflected in our business segment results of operations. These changes were not material to our business segment results.

See “— Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Consolidated Results of Operations — AOCF” regarding the expiration of certain affiliation agreements and “Part II — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

Business Segment Results

MSG Media

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Media segment.

	Six Months Ended December 31,				Increase (Decrease) in Operating Income
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$281,038	100%	$277,539	100%	$3,499
Direct operating expenses	105,102	37%	116,010	42%	10,908
Selling, general and administrative expenses	51,489	18%	55,898	20%	4,409
Depreciation and amortization (including impairments)	14,155	5%	8,696	3%	(5,459)

Operating income	$110,292	39%	$96,935	35%	$13,357

The following is a reconciliation of operating income to AOCF:

	Six Months Ended December 31,		Increase in AOCF
	2011	2010
Operating income	$110,292	$96,935	$13,357
Share-based compensation	2,924	1,744	1,180
Depreciation and amortization (including impairments)	14,155	8,696	5,459

AOCF	$127,371	$107,375	$19,996

As discussed in “— Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Consolidated Results of Operations”, MSG Media’s results of operations for the six months ended December 31, 2011 were impacted by the NBA work stoppage. While the late start of the season resulted in reductions to MSG Media’s revenues and expenses, the delay did not have a material impact on the segment’s AOCF and operating income.

Revenues

Revenues for the six months ended December 31, 2011 increased $3,499, or 1%, to $281,038 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue	$8,538
Decrease in advertising revenue	(4,459)
Other net decreases	(580)

$3,499

The increase in affiliation fee revenue was primarily attributable to higher affiliation rates, with the overall increase being offset by the impact of a contractual adjustment and the expiration of Fuse’s affiliation agreement with TWC, as well as the expiration of MSG Networks’ affiliation agreement with DISH. See “— Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Consolidated Results of Operations — AOCF” regarding the expiration of certain affiliation agreements and “Part II — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

The decrease in advertising revenue was primarily driven by the NBA work stoppage.

Direct operating expenses

Direct operating expenses for the six months ended December 31, 2011 decreased $10,908, or 9%, to $105,102 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in rights fees	$(7,771)
Decrease in other programming expenses	(3,137)

$(10,908)

The decrease in rights fees was primarily due to a decline in rights fees from the licensing of team related programming to MSG Media from the MSG Sports segment as a result of the overall reduction in the number of events exclusively available to MSG Networks in the six months ended December 31, 2011 as compared to the comparable period of the prior year.

The decrease in other programming expenses was primarily due to the NBA work stoppage.

The Company continues its plan to strategically invest in Fuse programming. Based on the timing of planned programming, we expect these cost increases to be reflected in the MSG Media segment results during the remainder of our 2012 fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended December 31, 2011 decreased $4,409, or 8%, to $51,489 as compared to the comparable period of the prior year primarily driven by declines in marketing costs and, to a lesser extent, lower allocated corporate general and administrative costs, partially offset by an increase in share-based compensation.

Depreciation and amortization (including impairments)

Depreciation and amortization (including impairments) for the six months ended December 31, 2011 increased $5,459, or 63%, to $14,155 as compared to the comparable period of the prior year. This increase was primarily due to an impairment charge of $3,112 recorded during the three months ended December 31, 2011 to write-off the remaining carrying value of certain intangible assets associated with DISH, as well as higher depreciation expense associated with assets placed into service in the prior fiscal year.

Effective July 1, 2010 DISH’s license to carry Fuse expired and effective October 1, 2010, DISH’s license to carry MSG network and MSG Plus expired. These networks have not been carried by DISH since those dates. As subsequent discussions have not resulted in new carriage agreements being reached to restore DISH’s carriage of any of the networks, during the three months ended December 31, 2011, the Company has made a determination that DISH has ceased to carry these networks on an other than temporary basis. Consequently, the Company’s MSG Media segment recorded a pre-tax impairment charge of $3,112 during the six months ended December 31, 2011 to write-off the remaining carrying value of the affiliation agreements and affiliate relationships intangible assets associated with DISH. This pre-tax impairment charge is reflected in depreciation and amortization (including impairments) in the accompanying consolidated statements of operations for the three and six months ended December 31, 2011.

DISH has previously filed a complaint with the FCC under the FCC’s program access rules. The complaint alleges, among other things, that the terms and conditions the Company offered DISH for carriage of our networks were discriminatory and unfair. The Company is vigorously defending against the claims made by DISH and believes that such claims are without merit.

AOCF

AOCF for the six months ended December 31, 2011 increased $19,996, or 19%, to $127,371 as compared to the comparable period of the prior year primarily driven by lower direct operating and selling, general and administrative expenses partially offset by a decline in revenues, as discussed above.

See “— Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Consolidated Results of Operations — AOCF” regarding the expiration of certain affiliation agreements and “Part II — Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

MSG Entertainment

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Entertainment segment.

	Six Months Ended December 31,				Increase (Decrease) in Operating Income
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$178,826	100%	$215,714	100%	$(36,888)
Direct operating expenses	127,006	71%	175,901	82%	48,895
Selling, general and administrative expenses	31,141	17%	34,417	16%	3,276
Depreciation and amortization	4,908	3%	4,839	2%	(69)

Operating income	$15,771	9%	$557	NM	$15,214

NM – Percentage is not meaningful

The following is a reconciliation of operating income to AOCF:

	Six Months Ended December 31,		Increase in AOCF
	2011	2010
Operating income	$15,771	$557	$15,214
Share-based compensation	2,702	1,822	880
Depreciation and amortization	4,908	4,839	69

AOCF	$23,381	$7,218	$16,163

Revenues

Revenues for the six months ended December 31, 2011 decreased $36,888, or 17%, to $178,826 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in event-related revenues at The Garden	$(19,954)
Decrease in revenues due to the absence of the Wintuk production	(19,279)
Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	(13,679)
Decrease in revenues due to the absence of Banana Shpeel	(1,908)
Increase in event-related revenues at the Beacon Theatre	4,272
Increase in event-related revenues at The Theater at Madison Square Garden, excluding Wintuk	4,601
Increase in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	10,115
Other net decreases	(1,056)

$(36,888)

The decrease in event-related revenues at The Garden was primarily due to The Garden being shut down for approximately four months during the six months ended December 31, 2011 in connection with the Transformation.

See “— Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Business Segment Results — MSG Entertainment — Revenues” for discussion of the decrease in revenues from Wintuk and the presentation of the Radio City Christmas Spectacular franchise.

The increase in event-related revenues at the Beacon Theatre reflects more events held at the venue during the six months ended December 31, 2011 as compared to the comparable period of the prior year. The results for the six months ended December 31, 2010 were impacted by the early closure of Banana Shpeel at the Beacon Theatre. The show was scheduled to run at the Beacon Theatre through the end of August 2010 but closed early, in June, with insufficient lead time to make the venue available for other events during July and August of 2010.

See “— Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Business Segment Results — MSG Entertainment — Revenues” for discussion of the increase in event-related revenues at The Theater at Madison Square Garden. The Theater at Madison Square Garden was closed during both the three months ended September 30, 2011 and 2010.

The increase in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily driven by the venue being fully utilized during the three months ended September 30, 2011 for the presentation of Cirque du Soleil’s Zarkana. Radio City Music Hall did not have a comparable engagement during the comparable period of the prior year.

Direct operating expenses

Direct operating expenses for the six months ended December 31, 2011 decreased $48,895, or 28%, to $127,006 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in direct operating expenses related to the presentation of the Radio City Christmas Spectacular franchise	$(25,541)
Decrease in direct operating expenses associated with Wintuk	(18,543)
Decrease in event-related direct operating expenses at The Garden	(9,975)
Decrease in direct operating expenses associated with Banana Shpeel	(1,646)
Increase in event-related direct operating expenses at the Beacon Theatre	1,437
Increase in event-related direct operating expenses at The Theater at Madison Square Garden, excluding Wintuk	3,388
Increase in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	5,905
Other net decreases	(3,920)

$(48,895)

See “— Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Business Segment Results — MSG Entertainment — Direct operating expenses” for discussion of the decrease in direct operating expenses related to the presentation of the Radio City Christmas Spectacular franchise.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended December 31, 2011 decreased $3,276, or 10%, to $31,141 as compared to the comparable period of the prior year primarily due to lower employee compensation and related benefits and, to a lesser extent, lower allocated corporate general and administrative costs, partially offset by an increase in share-based compensation.

AOCF

AOCF for the six months ended December 31, 2011 increased by $16,163 to $23,381 as compared to the comparable period of the prior year. This increase is primarily attributable to the higher AOCF associated with the Radio City Christmas Spectacular franchise and, to a lesser extent, events at Radio City Music Hall and the Beacon Theatre, as well as lower selling, general and administrative expenses. These increases were partially offset by the impact of The Garden being shut down for approximately four months during the six months ended December 31, 2011 in connection with the Transformation.

MSG Sports

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Sports segment.

	Six Months Ended December 31,				(Increase) Decrease in Operating Loss
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$117,436	100%	$165,637	100%	$(48,201)
Direct operating expenses	90,754	77%	108,582	66%	17,828
Selling, general and administrative expenses	49,545	42%	53,765	32%	4,220
Depreciation and amortization	5,467	5%	5,595	3%	128

Operating loss	$(28,330)	-24%	$(2,305)	-1%	$(26,025)

The following is a reconciliation of operating loss to AOCF:

	Six Months Ended December 31,		Increase (Decrease) in AOCF
	2011	2010
Operating loss	$(28,330)	$(2,305)	$(26,025)
Share-based compensation	2,480	1,467	1,013
Depreciation and amortization	5,467	5,595	(128)

AOCF	$(20,383)	$4,757	$(25,140)

As discussed in “— Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Consolidated Results of Operations”, MSG Sports results of operations for the six months ended December 31, 2011 were impacted by the NBA work stoppage. The late start of the season resulted in a disproportionately lower amount of Knicks-related revenue and expense being recognized during the six months ended December 31, 2011 as compared to the comparable period of the prior year and had a material negative impact on MSG Sports’ results. It affected nearly all components of MSG Sports’ revenues, direct operating expenses and selling, general and administrative expenses.

Additionally, the impact of the change in the Knicks’ season schedule will result in a disproportionately greater percentage of Knicks-related revenues, direct operating expenses and selling, general and administrative expenses recognized during the second half of our fiscal year ended June 30, 2012 as compared to the comparable period of the prior year.

Revenues

Revenues for the six months ended December 31, 2011 decreased $48,201, or 29%, to $117,436 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in professional sports teams’ pre/regular season ticket-related revenue	$(24,075)
Decrease in broadcast rights fees from MSG Media	(8,689)
Decrease in revenues from NHL and NBA distributions	(8,536)
Decrease in professional sports teams’ food, beverage and merchandise sales	(5,357)
Decrease in professional sports teams’ sponsorship and signage revenues	(3,162)
Decrease in suite rental fee revenue	(1,715)
Increase in event-related revenues from other live sporting events	2,899
Other net increases	434

$(48,201)

The decrease in professional sports teams’ pre/regular season ticket-related revenue was primarily due to the NBA work stoppage partially offset by an increase in average ticket prices for our professional sports teams.

The decrease in broadcast rights fees from MSG Media was primarily due to the overall reduction in the number of events exclusively available to MSG Networks in the six months ended December 31, 2011 as compared to the comparable period of the prior year.

The decrease in revenues from NHL and NBA distributions was primarily due to the NBA work stoppage partially offset by non-work stoppage related increases.

The decreases in professional sports teams’ food, beverage and merchandise sales and professional sports teams’ sponsorship and signage revenues were primarily due to the NBA work stoppage.

The decrease in suite rental fee revenue was primarily due to the offseason shutdown related to the Transformation, as well as the NBA work stoppage, partially offset by revenues from new Event Level suites, which came online with the reopening of The Garden following the offseason shutdown in connection with the Transformation.

The increase in event-related revenues from other live sporting events was primarily due to an increase in the number of events and the change in the mix of events during the six months ended December 31, 2011 as compared to the comparable period of the prior year.

Direct operating expenses

Direct operating expenses for the six months ended December 31, 2011 decreased $17,828, or 16%, to $90,754 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in team personnel compensation	$(18,730)
Decrease in other team operating expenses	(6,629)
Decrease in professional sports teams’ expenses associated with food, beverage and merchandise sales	(2,892)
Increase due to the absence of the Knicks recording its estimated share of luxury tax proceeds from tax-paying teams during the six months ended December 31, 2010 of $833 and higher net NHL and NBA revenue sharing expense of $806	1,639
Increase in event-related expenses associated with other live sporting events	2,383
Increase in net provisions for certain team personnel transactions	7,545
Other net decreases	(1,144)

$(17,828)

The decrease in team personnel compensation was primarily due to the NBA work stoppage, which resulted in lower compensation costs for Knicks players due to fewer games being played during the six months ended December 31, 2011. Player salaries are expensed over the applicable NBA, NHL or WNBA regular season on a straight-line basis, which for the NBA during the Company’s 2012 fiscal year is from December 25, 2011 through the end of the regular season.

The decrease in other team operating expenses was primarily due to the NBA work stoppage.

Net provisions for certain team personnel transactions, NBA luxury tax and NBA and NHL revenue sharing were as follows:

	Six Months Ended December 31,
	2011	2010	Increase
Net provisions for certain team personnel transactions	$9,895	$2,350	$7,545
Net provisions for NBA luxury tax and NBA and NHL revenue sharing	2,402	763	1,639

Team personnel transactions for the six months ended December 31, 2011 primarily reflect provisions recorded for player waivers/contract terminations of $9,820. Team personnel transactions for the six months ended December 31, 2010 primarily reflect provisions recorded for season-ending player injuries of $2,200. The cost of these transactions is recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.

See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview” for a summary of the principal aspects of the new NBA CBA and the revenue sharing plan adopted by the NBA Board of Governors.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended December 31, 2011 decreased $4,220, or 8%, to $49,545 as compared to the comparable period of the prior year primarily driven by lower marketing costs due to the NBA work stoppage, as well as a decrease in employee compensation and related benefits.

AOCF

AOCF for the six months ended December 31, 2011 decreased by $25,140 to a loss of $20,383 as compared to the comparable period of the prior year primarily attributable to a decrease in revenues, which was partially offset by lower direct operating and selling, general and administrative expenses, as described above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $375,000 credit agreement with a syndicate of lenders, providing for a senior secured revolving credit facility that we refer to as the Revolving Credit Facility (see “Financing Agreements” below). Our principal uses of cash include capital spending, working capital-related items and investments that we may fund from time to time. The decision of the Company as to the use of its available liquidity will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.

The Transformation of The Garden is underway. In order to most efficiently and effectively complete the Transformation, it will remain a year-round project. Our goal is to minimize disruption to current operations and, to achieve this, we plan for The Garden to remain open for the Knicks’ and Rangers’ regular seasons and playoffs while we accomplish the bulk of the construction work during the off-season shutdowns. We plan to close The Garden and The Theater at Madison Square Garden after the conclusion of the Knicks’ and Rangers’ seasons, including any playoffs, in the 2012 and 2013 calendar years. The outcome of the Knicks’ and Rangers’ seasons will determine when the venues will close. Given that we cannot know in advance when those seasons will end, we are generally not booking live entertainment or other sporting events from a period commencing in April and ending in October. We did not host pre-season Rangers’ games in the 2012 fiscal year at The Garden. While we seek to minimize disruptions during the Transformation, including scheduling events at our other venues or to other times of the year when The Garden or The Theater at Madison Square Garden will be open, we do not expect to be able to reschedule all events that would otherwise have occurred during the shutdowns. Consequently, we have lost and expect to lose revenues as a result of this schedule.

The renovated lower bowl of The Garden reopened in October 2011. We were able to accelerate the renovation of certain portions of the upper bowl during the first off-season shutdown. The completely renovated upper bowl is expected to be open for the 2012-13 NBA and NHL regular seasons. In each case, construction on areas such as concourses and certain restrooms, concessions and suites will continue during the seasons.

With the first off-season shutdown now behind us, we remain on schedule and do not expect total Transformation project construction costs to differ materially (higher or lower) from the previously disclosed $980,000 inclusive of various reserves for contingencies.

The Transformation project remains within our overall expectations. We reopened the lower bowl on schedule and our plan for opening the renovated upper bowl, as well as the other elements in the transformed arena, has not changed. Construction costs for the Transformation project incurred through December 31, 2011 were approximately $652,000 of which approximately $310,000 was incurred during the six months ended December 31, 2011.

As with any major renovation project, the Transformation is subject to potential unexpected delays, costs or other problems. Depending upon the severity and timing, such events could materially and negatively affect our business, results of operations and cash flows.

Effective January 1, 2012, TWC’s license to carry MSG Networks expired and TWC stopped carrying the MSG Networks after previously ceasing to carry the Fuse Networks on December 16, 2011.

In January 2012, the City of Inglewood committed to loan us $18,000, conditioned upon our completing the purchase of the Forum and investing $50,000 in renovating the venue. If incurred, the loan would automatically be forgiven if we satisfy certain operating conditions which we would fully expect to satisfy. The city’s commitment does not obligate MSG to purchase or renovate the Forum or to incur the loan. Our obligation to close on the purchase of the Forum remains subject to certain customary and other closing conditions.

We believe we have sufficient liquidity, including approximately $221,400 in cash and cash equivalents as of December 31, 2011, along with available borrowing capacity under our Revolving Credit Facility, to complete the Transformation project and our other initiatives.

We have assessed recent capital and credit markets activity and conditions against our ability to meet our net funding and investing requirements over the next twelve months and we believe that the combination of cash and cash equivalents on hand, cash generated from operating activities and borrowing availability under our Revolving Credit Facility should provide us with sufficient liquidity. However, broad global economic downturns may lead to lower demand for our offerings, such as lower levels of attendance or advertising. These economic events could adversely impact our results of operations and our cash flows and might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.

Financing Agreements

Revolving Credit Facility

On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into the Revolving Credit Facility. The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of December 31, 2011, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of December 31, 2011, there was $7,000 in letters of credit issued and outstanding under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of December 31, 2011 was $368,000.

Borrowings under the Revolving Credit Facility bear interest at a floating rate which, at the option of MSG L.P., may be either 2.5% over a U.S. Federal Funds Rate or U.S. Prime Rate, or 3.5% over an adjusted LIBOR rate. Accordingly, we will be subject to interest rate risk with respect to any borrowings we may make under that facility. In appropriate circumstances, we may seek to reduce this exposure through the use of interest rate swaps or similar instruments. Upon a payment default in respect of principal, interest or other amounts due and payable under the Revolving Credit Facility or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum.

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

Cash Flow Discussion

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2011 increased by $52,322 to $180,947 as compared to the comparable period of the prior year. This increase was driven by a $7,084 increase in net income and other non-cash items and an increase of $45,238 resulting from changes in assets and liabilities.

The increase resulting from changes in assets and liabilities was primarily due to increases during the six months ended December 31, 2011 in deferred revenue and accrued and other liabilities of $76,078 and $38,742, respectively, as compared to increases of $20,270 and $4,821, respectively, during the comparable period of the prior year, as well as an increase during the six months ended December 31, 2011 in accounts payable of $14,436 as compared to an increase of $5,740 during the comparable period of the prior year. These items were partially offset by an increase during the six months ended December 31, 2011 in prepaid expenses and other assets of $29,598 as compared to a decrease of $8,483 during the comparable period of the prior year and an increase during the six months ended December 31, 2011 in deferred income taxes of $3,504 as compared to an increase of $16,239 during the comparable period of the prior year.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2011 increased by $174,647 to $268,498 as compared to the comparable period of the prior year primarily due to an increase in capital expenditures associated with the Transformation.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2011 increased by $4,114 to $4,093 as compared to the comparable period of the prior year primarily due to proceeds from NBA loans received during the six months ended December 31, 2011.

Seasonality of Our Business

The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of our fiscal year (see “ — Results of Operations — Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Consolidated Results of Operations” for a discussion of the NBA work stoppage). The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of our fiscal year. In addition, the off-season shutdown of The Garden and The Theater at Madison Square Garden due to the Transformation has impacted the Company’s financial results in the fourth quarter of our 2011 fiscal year and the first quarter of our 2012 fiscal year, and we anticipate similar impacts in those same periods during the planned off-season shutdowns of The Garden and The Theater at Madison Square Garden in the 2012 and 2013 calendar years.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC Topic 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amendments are to be applied prospectively and early adoption is not permitted. This standard will be effective for the Company beginning in its third quarter of fiscal 2012. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income, which is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income, and to additionally align the presentation of other comprehensive income in financial statements prepared in accordance with GAAP with those prepared in accordance with International Financial Reporting Standards. An entity now has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to indefinitely defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. During the deferral period, the existing requirements in GAAP for the presentation of reclassification adjustments are required to continue to be followed. These standards will be effective for the Company beginning in its first quarter of fiscal 2013 with retrospective application required. The Company believes that the adoption of these standards will result only in changes in the presentation of its financial statements and will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles – Goodwill and Other. This new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test currently required under ASC Topic 350. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Currently, under ASC Topic 350, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. This standard will be effective for the Company beginning in its first quarter of fiscal 2013. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan, which requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide more information about an employer’s involvement in multiemployer pension plans. Although the majority of the amendments in this ASU apply only to multiemployer pension plans, there are also amendments that require changes in disclosures for multiemployer plans that provide postretirement benefits other than pensions. This standard will be effective for the Company beginning in its fourth quarter of fiscal 2012. Early adoption is permitted. The Company believes that the adoption of this standard will result only in additional disclosures and will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Critical Accounting Policies

The following discussion has been included to provide a discussion of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the quarter ended September 30, 2011. Accordingly, we have not repeated herein a discussion of the Company’s other critical accounting policies as set forth in our Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011.

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

The goodwill balance as of December 31, 2011 by reportable segment is as follows:

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

Identifiable Indefinite-Lived Intangible Assets

Identifiable indefinite-lived intangible assets are tested annually for impairment during the first quarter of the fiscal year and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of December 31, 2011 by reportable segment:

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective as of December 31, 2011, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Success of Our Media Business Also Depends on Affiliation Fees, and on Agreements with a Limited Number of Distributors of Our Programming, the Loss of Which Could Negatively Affect Our Results of Operations.

Our media business derives much of its revenues from affiliation fees paid by Distributors that provide video service, as well as sales of advertising. Changes in affiliation fee revenues result from a combination of changes in rates and changes in subscriber counts, factors that may be largely out of our control.

Our success is dependent upon the existence and terms of agreements between our programming networks and Distributors. Existing affiliation agreements of our programming networks expire at various dates. We cannot assure you that we will be able to renew these affiliation agreements, or to obtain terms similar to our existing agreements in the event of a renewal. See “Part I. — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Three Months Ended December 31, 2011 versus the Three Months Ended December 31, 2010 — Consolidated Results of Operations— AOCF” and “Part I. — Item 1. Financial Statements — Notes to the Consolidated Financial Statements — Note 4. Impairment Charges” for a description of the impact of certain expired affiliation agreements.

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

The pay television industry is highly concentrated, with a relatively small number of Distributors serving a significant percentage of pay television subscribers nationally and in the MSG Networks’ operating territory. The loss of any of our significant Distributors or the failure to renew on terms similar to our existing agreements could severely impact our business and results of operations.

Further consolidation in the pay television industry may lead to further concentration nationally and in the MSG Networks’ operating territory. In some cases, if a Distributor is acquired, the affiliation agreement of the acquiring Distributor will govern following the acquisition. In those circumstances, the acquisition of a Distributor that is a party to one or more affiliation agreements with us on terms that are more favorable to us could have a material negative impact on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 2011	8,551	$26.15	N/A	N/A

Total	8,551	$26.15	N/A	N/A

During the month of November 2011, the Company effectuated the repurchases of 8,551 shares of its Class A Common Stock in connection with the vesting of 17,150 shares issued upon the Distribution to certain employees of the Company and Cablevision, which were restricted on the same basis as underlying Cablevision restricted shares. Such 8,551 shares were surrendered to the Company in order to satisfy the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes of $223,614. The 8,551 shares acquired have been classified as treasury stock.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of February, 2012.

The Madison Square Garden Company

By:	/s/ ROBERT M. POLLICHINO
	Name:	Robert M. Pollichino
	Title:	Executive Vice President and Chief
Financial Officer