Form 10-Q
period 2012-03-31
Madison Square Garden Co
filed 2012-05-04
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock outstanding, as the latest practicable date.

Class of Stock	Shares Outstanding as of April 30, 2012
Class A Common Stock par value $0.01 per share	62,000,969
Class B Common Stock par value $0.01 per share	13,588,555

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$181,096	$304,876
Restricted cash	5,253	8,051
Accounts receivable, net of allowance for doubtful accounts of $2,288 and $2,292	162,591	118,013
Net related party receivables	27,722	22,587
Prepaid expenses	33,416	34,512
Other current assets	23,132	21,379

Total current assets	433,210	509,418
Property and equipment, net of accumulated depreciation and amortization of $427,718 and $407,190	908,742	607,792
Amortizable intangible assets, net of accumulated amortization of $132,541 and $122,093	105,967	121,794
Indefinite-lived intangible assets	158,096	158,096
Goodwill	742,492	742,492
Other assets	145,988	140,664

	$2,494,495	$2,280,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,245	$31,769
Net related party payables	498	—
Accrued liabilities:
Employee related costs	71,226	55,007
Other accrued liabilities	207,499	167,784
Deferred revenue	211,760	156,047

Total current liabilities	507,228	410,607
Defined benefit and other postretirement obligations	49,577	52,865
Other employee related costs	43,886	39,700
Other liabilities	63,903	53,995
Deferred tax liability	537,044	517,204

Total liabilities	1,201,638	1,074,371

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 61,999 and 62,094 shares outstanding as of March 31, 2012 and June 30, 2011, respectively	628	625
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of March 31, 2012 and June 30, 2011	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,066,375	1,041,769
Treasury stock, at cost, 927 and 500 shares as of March 31, 2012 and June 30, 2011, respectively	(22,047)	(10,279)
Retained earnings	266,849	188,867
Accumulated other comprehensive loss	(19,084)	(15,233)

Total stockholders’ equity	1,292,857	1,205,885

	$2,494,495	$2,280,256

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues (including related party revenues of $44,648 and $41,475 for the three months ended March 31, 2012 and 2011, respectively, and $126,143 and $122,599 for the nine months ended March 31, 2012 and 2011, respectively)	$400,451	$330,413	$951,097	$953,917

Operating expenses:
Direct operating (including related party expenses of $3,205 and $2,550 for the three months ended March 31, 2012 and 2011, respectively, and $9,743 and $9,508 for the nine months ended March 31, 2012 and 2011, respectively)	244,087	207,610	540,485	573,138
Selling, general and administrative (including related party expenses of $4,001 and $2,554 for the three months ended March 31, 2012 and 2011, respectively, and $8,548 and $7,541 for the nine months ended March 31, 2012 and 2011, respectively)	80,505	71,234	219,976	222,865
Depreciation and amortization (including impairments)	22,536	21,170	62,994	48,817

	347,128	300,014	823,455	844,820

Operating income	53,323	30,399	127,642	109,097

Other income (expense):
Interest income	606	631	1,733	1,898
Interest expense	(1,694)	(1,690)	(5,334)	(5,308)
Miscellaneous	6,590	5,561	6,590	7,485

	5,502	4,502	2,989	4,075

Income from operations before income taxes	58,825	34,901	130,631	113,172
Income tax expense	(27,750)	(15,814)	(52,649)	(42,099)

Net income	$31,075	$19,087	$77,982	$71,073

Basic earnings per common share	$0.41	$0.26	$1.04	$0.96
Diluted earnings per common share	$0.40	$0.25	$1.01	$0.92
Weighted-average number of common shares outstanding:
Basic	75,007	74,193	74,717	74,078
Diluted	77,612	77,200	77,392	77,016

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$77,982	$71,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	62,994	48,817
Impairment of deferred costs	—	1,492
Amortization of deferred financing costs	1,635	1,635
Share-based compensation expense related to equity classified awards	14,923	8,660
Excess tax benefit on share-based awards	(6,935)	(2,799)
Deemed capital contribution related to income taxes	—	4,068
Gain on exchange of investment	—	(3,375)
Provision for doubtful accounts	234	631
Change in assets and liabilities:
Accounts receivable, net	(44,812)	(24,882)
Net related party receivables	(5,135)	(1,859)
Prepaid expenses and other assets	(8,584)	6,788
Accounts payable	2,835	13,381
Net related party payables	498	—
Accrued and other liabilities	61,534	1,411
Deferred revenue	55,713	(1,899)
Deferred income taxes	22,685	8,583

Net cash provided by operating activities	235,567	131,725

Cash flows from investing activities:
Capital expenditures	(352,139)	(136,195)
Proceeds from asset sales	—	10
Payments for acquisition of assets	(4,334)	(881)

Net cash used in investing activities	(356,473)	(137,066)

Cash flows from financing activities:
Additions to deferred financing costs	—	(7)
Principal payments on capital lease obligations	(792)	(1,013)
Acquisition of restricted shares	(11,768)	(6,556)
Proceeds from stock option exercises	2,751	1,190
Excess tax benefit on share-based awards	6,935	2,799

Net cash used in financing activities	(2,874)	(3,587)

Net decrease in cash and cash equivalents	(123,780)	(8,928)
Cash and cash equivalents at beginning of period	304,876	319,745

Cash and cash equivalents at end of period	$181,096	$310,817

Non-cash investing and financing activities:
Deemed capital contributions, net primarily related to income taxes prior to the Distribution	$—	$3,060
Capital expenditures incurred but not yet paid	70,581	28,600
Asset retirement obligations	—	27,915
Leasehold improvements paid by landlord	1,437	1,609

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2011	$761	$1,041,769	$(10,279)	$188,867	$(15,233)	$1,205,885
Net income	—	—	—	77,982	—	77,982
Other comprehensive loss	—	—	—	—	(3,851)	(3,851)

Comprehensive income						74,131
Exercise of options	3	2,748	—	—	—	2,751
Share-based compensation expense	—	14,923	—	—	—	14,923
Treasury stock acquired from acquisition of restricted shares	—	—	(11,768)	—	—	(11,768)
Excess tax benefit on share-based awards	—	6,935	—	—	—	6,935

Balance at March 31, 2012	$764	$1,066,375	$(22,047)	$266,849	$(19,084)	$1,292,857

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2010	$760	$1,023,081	$(3,723)	$109,267	$(15,640)	$1,113,745
Net income	—	—	—	71,073	—	71,073
Other comprehensive loss	—	—	—	—	(4,602)	(4,602)

Comprehensive income						66,471
Deemed capital contribution related to income taxes	—	4,068	—	—	—	4,068
Adjustments related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution, net of taxes	—	(1,008)	—	—	40	(968)
Exercise of options	1	1,189	—	—	—	1,190
Share-based compensation expense	—	8,660	—	—	—	8,660
Treasury stock acquired from acquisition of restricted shares	—	—	(6,556)	—	—	(6,556)
Excess tax benefit on share-based awards, net of deficiency	—	2,740	—	—	—	2,740

Balance at March 31, 2011	$761	$1,038,730	$(10,279)	$180,340	$(20,202)	$1,189,350

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

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011. The financial statements as of March 31, 2012 and for the three and nine months ended March 31, 2012 and 2011 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of our fiscal year (see Note 2 for a discussion of the new NBA collective bargaining agreement (“CBA”) and revenue sharing arrangements, as well as the NBA work stoppage). The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of our fiscal year. In addition, the off-season shutdown of The Garden and The Theater at Madison Square Garden due to the comprehensive transformation of The Garden into a state-of-the-art arena (the “Transformation”) impacted the Company’s financial results in the fourth quarter of our 2011 fiscal year and the first quarter of our 2012 fiscal year, and we anticipate similar impacts in those same periods during the planned off-season shutdowns of The Garden and The Theater at Madison Square Garden in the 2012 and 2013 calendar years.

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

NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). A team’s luxury tax for the 2011-12 and 2012-13 seasons will continue to be generally equal to the amount by which the team’s aggregate player salaries exceed such threshold. Beginning with the 2013-14 season, the tax rates for teams with aggregate player salaries above such threshold will start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least four of any five seasons beginning in 2011-12, the above tax rates are increased by $1.00 for each increment. For the 2011-12 season, 100% of the aggregate luxury tax payments collected by the league will be used as a funding source for the revenue sharing plan described below; beginning with the 2012-13 season, 50% of such payments will be used as a funding source for the revenue sharing plan and the remaining 50% of such payments will be distributed in equal shares to non-taxpaying teams. As of March 31, 2012, we do not project the Knicks to be a luxury tax payer for the 2011-12 season.

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

We record our revenue sharing expense net of the amount we expect to receive from the escrow. The most recent estimate, which is based on preliminary league and team revenue and expense estimates, indicates that the Knicks will be required to contribute approximately $13,900 in revenue sharing payments for the 2011-12 regular season, net of estimated escrow receipts, and substantially higher net amounts in future years. The actual amounts may vary significantly from the estimate based on actual operating results for the league and the teams for the season and other factors.

NBA Gate Assessments. The NBA also imposes on each team a 6% assessment on regular season ticket revenue and an assessment of 45% or 52.5% (plus an additional 5% to fund the discretionary revenue sharing payment described above) on playoff ticket revenue, depending on the number of home games played.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The Company adopted ASU No. 2011-04 effective January 1, 2012. The adoption of this ASU did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles – Goodwill and Other. This new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test currently required under ASC Topic 350. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Currently, under ASC Topic 350, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. This standard will be effective for the Company beginning in its first quarter of fiscal 2013. Early adoption is permitted. The Company believes that the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. This standard will be effective for the Company beginning in its first quarter of fiscal 2014 with retrospective application required. The Company believes that the adoption of this standard may result only in additional disclosures and will not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The following table presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Weighted-average shares for basic EPS	75,007	74,193	74,717	74,078
Dilutive effect of shares issuable under share-based compensation plans and shares restricted on the same basis as underlying Cablevision restricted shares	2,605	3,007	2,675	2,938

Weighted-average shares for diluted EPS	77,612	77,200	77,392	77,016

Anti-dilutive shares	—	4	—	21

Note 4. Impairment Charges

Effective July 1, 2010 DISH Network’s (“DISH”) license to carry Fuse expired and effective October 1, 2010, DISH’s license to carry MSG network and MSG Plus expired. These networks have not been carried by DISH since those dates. As subsequent discussions have not resulted in new carriage agreements being reached to restore DISH’s carriage of any of the networks, during the quarter ended December 31, 2011, the Company made a determination that DISH has ceased to carry these networks on an other than temporary basis. Consequently, the Company’s MSG Media segment recorded a pre-tax impairment charge of $3,112 to write-off the remaining carrying value of the affiliation agreements and affiliate relationships intangible assets associated with DISH. This pre-tax impairment charge is reflected in depreciation and amortization (including impairments) in the accompanying consolidated statement of operations for the nine months ended March 31, 2012.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

During the quarter ended December 31, 2010, the Company evaluated whether or not an impairment of the deferred costs associated with the Radio City Christmas Spectacular Arena Tour (the “Arena Tour”) had occurred as a result of its financial performance and the Company’s decision to seek alternative uses of Arena Tour assets in connection with plans to produce shows in other venues. As a result, the Company’s MSG Entertainment segment recorded a pre-tax impairment charge of $1,492 related to Arena Tour assets, which is reflected in direct operating expenses in the accompanying consolidated statement of operations for the nine months ended March 31, 2011.

Note 5. Team Personnel Transactions and Insurance Recoveries

Direct operating expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players and certain other team personnel on our sports teams for (i) season-ending injuries, (ii) trades and (iii) waivers and contract termination costs (“Team Personnel Transactions”). The Company’s MSG Sports segment recognizes the estimated ultimate costs of these events, together with any associated NBA luxury tax attributable to Knicks’ player transactions, in the period in which they occur, net of any anticipated insurance recoveries. Amounts due to such players are generally paid over their remaining contract terms. The following table sets forth provisions for Team Personnel Transactions and insurance recoveries related to non season-ending player injuries:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Provisions for Team Personnel Transactions	$4,649	$9,675	$14,544	$12,025
Insurance recoveries related to non season-ending player injuries	—	—	323	78

Note 6. Investments

On February 4, 2011, the Company exchanged its interest in Front Line Management Group, Inc. (“Front Line”) for approximately 3,913 shares of Live Nation Entertainment, Inc. (“Live Nation”) common stock, with a fair value of approximately $41,000 as of that date. This investment is reported in the accompanying consolidated balance sheets as of March 31, 2012 and June 30, 2011 in other assets, and is classified as available-for-sale. Investments in available-for-sale securities are carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity. The fair value of the investment in Live Nation common stock as of March 31, 2012 and June 30, 2011 was $36,780 and $44,880, respectively.

Note 7. Goodwill and Intangible Assets

The carrying amount of goodwill, by reportable segment, as of March 31, 2012 and June 30, 2011 is as follows:

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

The Company’s indefinite-lived intangible assets as of March 31, 2012 and June 30, 2011 are as follows:

Trademarks (MSG Entertainment segment)	$61,881
Sports franchises (MSG Sports segment)	96,215

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

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

The Company’s intangible assets subject to amortization as of March 31, 2012 and June 30, 2011 are as follows:

As of March 31, 2012	Gross	Accumulated Amortization	Net
Affiliation agreements and affiliate relationships	$115,157	$(55,050)	$60,107
Season ticket holder relationships	75,005	(38,632)	36,373
Suite holder relationships	15,394	(9,792)	5,602
Broadcast rights	15,209	(14,611)	598
Other intangibles	17,743	(14,456)	3,287

	$238,508	$(132,541)	$105,967

As of June 30, 2011	Gross	Accumulated Amortization	Net
Affiliation agreements and affiliate relationships	$120,536	$(52,295)	$68,241
Season ticket holder relationships	75,005	(34,547)	40,458
Suite holder relationships	15,394	(8,743)	6,651
Broadcast rights	15,209	(13,468)	1,741
Other intangibles	17,743	(13,040)	4,703

	$243,887	$(122,093)	$121,794

Amortization expense was $4,130 and $4,305 for the three months ended March 31, 2012 and 2011, respectively. For the nine months ended March 31, 2012 and 2011 amortization expense was $15,827 and $12,915, respectively. Amortization expense for the nine months ended March 31, 2012 includes a pre-tax impairment charge of $3,112, which reflects the write-off of the remaining carrying value of certain intangible assets associated with DISH (See Note 4).

Note 8. Property and Equipment

As of March 31, 2012 and June 30, 2011, property and equipment (including equipment under capital leases) consisted of the following assets:

	March 31, 2012	June 30, 2011
Land	$67,921	$67,921
Buildings	587,456	203,142
Equipment	286,476	243,805
Aircraft	42,961	42,961
Furniture and fixtures	37,103	17,337
Leasehold improvements	146,998	144,469
Construction in progress (a)	167,545	295,347

	1,336,460	1,014,982
Less accumulated depreciation and amortization	(427,718)	(407,190)

	$908,742	$607,792

(a)	Construction in progress primarily relates to the Transformation.

Depreciable and amortizable assets are depreciated or amortized on a straight-line basis over their estimated useful lives. Depreciation is being accelerated for The Garden assets that are being removed as a result of the Transformation. Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $18,406 and $16,865 for the three months ended March 31, 2012 and 2011, respectively. Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $47,167 and $35,902 for the nine months ended March 31, 2012 and 2011, respectively.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

The Company has recorded asset retirement obligations related to the Transformation. The asset retirement obligations have been recorded in accordance with ASC 410, which requires companies to recognize an obligation along with an offsetting increase to the carrying value of the related property and equipment when an obligation exists to perform remediation efforts and its fair value is reasonably estimable. This obligation was necessitated by the Transformation. The changes in the carrying amount of asset retirement obligations for the nine months ended March 31, 2012 are as follows:

Balance as of June 30, 2011	$32,907
Accretion expense	10
Payments	(10,254)

Balance as of March 31, 2012	$22,663

As of March 31, 2012 and June 30, 2011, $22,465 and $32,719, respectively, of the total asset retirement obligations were recorded in other accrued liabilities, with the remaining balances recorded in other liabilities, in the accompanying consolidated balance sheets.

Note 9. Debt

Total debt of the Company consists of the following:

	March 31, 2012	June 30, 2011
Revolving Credit Facility	$—	$—
Related party capital lease obligations (a)	3,433	4,225

Total	$3,433	$4,225

(a)	Classified in other accrued liabilities and other liabilities in the accompanying consolidated balance sheets.

Revolving Credit Facility

On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a new senior secured revolving credit facility of up to $375,000 with a term of five years (the “Revolving Credit Facility”). The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of March 31, 2012, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of March 31, 2012, there was $7,000 in letters of credit issued and outstanding under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility as of March 31, 2012 was $368,000.

NBA Loans

Following the conclusion of the work stoppage and agreement on the new CBA, the NBA re-negotiated elements of its national rights contracts with two broadcast providers with respect to the 2011-12 NBA season. The re-negotiated contract terms deemed “as earned in full” the rights fees paid to the NBA teams, including the Knicks, during the work stoppage. Consequently, the amounts previously recorded as loans for repayment to the broadcast providers as reductions to future rights fees are no longer classified as loans as there are no amounts owed.

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

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Legal Matters

In March 2012, the Company was named as a defendant in two purported class action antitrust lawsuits brought in the United States District Court for the Southern District of New York against the NHL and certain NHL member clubs, regional sports networks and cable and satellite distributors. The complaints, which are substantially identical, primarily assert that certain of the NHL’s current rules and agreements entered into by defendants, which are alleged by the plaintiffs to provide certain territorial and other exclusivities with respect to the television and online distribution of live hockey games, violate Sections 1 and 2 of the Sherman Antitrust Act. The complaints seek injunctive relief against the defendants’ continued violation of the antitrust laws, treble damages, attorneys’ fees and pre- and post-judgment interest. The Company intends to vigorously defend the claims against the Company. Management does not believe this matter will have a material adverse effect on the Company.

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

•	Level III — Instruments whose significant value drivers are unobservable.

The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
March 31, 2012
Assets:
Money market accounts	$81,515	$—	$—	$81,515
Time deposits	90,409	—	—	90,409
Available-for-sale securities (in other assets)	36,780	—	—	36,780

Total assets measured at fair value	$208,704	$—	$—	$208,704

June 30, 2011
Assets:
Money market accounts	$223,750	$—	$—	$223,750
Time deposits	75,147	—	—	75,147
Available-for-sale securities (in other assets)	44,880	—	—	44,880

Total assets measured at fair value	$343,777	$—	$—	$343,777

Money market accounts and time deposits

Money market accounts and time deposits are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Available-for-sale securities (in Other assets)

The available-for-sale securities category includes available-for-sale marketable equity securities, whose fair value is determined using quoted market prices. Such items are classified in Level 1 (See Note 6).

Note 12. Accumulated Other Comprehensive Income (Loss)

The following table details the components of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan	Unrealized Income (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2011	$(17,441)	$2,208	$(15,233)
Other comprehensive income (loss) (a)	1,403	(8,100)	(6,697)
Tax benefit (expense)	(595)	3,441	2,846

Balance at March 31, 2012	$(16,633)	$(2,451)	$(19,084)

Balance at June 30, 2010	$(15,640)	$—	$(15,640)
Other comprehensive loss (a)	(6,214)	(1,878)	(8,092)
Adjustment related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution	69	—	69
Tax benefit	2,652	809	3,461

Balance at March 31, 2011	$(19,133)	$(1,069)	$(20,202)

(a)

Other comprehensive income (loss) related to Pension Plans and Postretirement Plan (as defined below) for the nine months ended March 31, 2012 and 2011 includes recognized actuarial net loss and amortization of prior service cost (credit) included in net periodic benefit cost during each respective period. In addition, other comprehensive loss related to Pension Plans and Postretirement Plan for the nine months ended March 31, 2011 includes an actuarial loss of $7,942.

Note 13. Pension Plans and Other Postretirement Benefit Plan

The Company sponsors a non-contributory qualified cash balance retirement plan covering its non-union employees (the “Cash Balance Pension Plan”) and an unfunded non-contributory non-qualified excess cash balance plan covering certain employees who participate in the underlying qualified plan (collectively, the “MSG Cash Balance Plans”). In addition, the Company sponsors two non-contributory qualified defined benefit pension plans covering certain of its union employees (“Union Plans”). Benefits payable to retirees under the Union Plans are based upon years of service and, for one plan, participants’ compensation.

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

The Excess Plan, Union Plans, MSG Cash Balance Plans and Retirement Plan are collectively referred to as the “Pension Plans.”

The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 and their dependents who were eligible for early or normal retirement under the Retirement Plan (or effective March 1, 2011, eligible for early or normal Retirement Plan benefits under the Cash Balance Pension Plan), as well as certain union employees (“Postretirement Plan”).

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Components of net periodic benefit cost for the Company’s Pension Plans and Postretirement Plan for the three and nine months ended March 31, 2012 and 2011 are as follows:

	0000000000	0000000000	0000000000	0000000000
	Pension Plans		Postretirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Service cost	$1,639	$1,688	$54	$64
Interest cost	1,724	1,738	89	101
Expected return on plan assets	(651)	(532)	—	—
Recognized actuarial loss (gain)	509	650	(5)	1
Amortization of unrecognized prior service cost (credit)	6	7	(44)	(33)

Net periodic benefit cost	$3,227	$3,551	$94	$133

	0000000000	0000000000	0000000000	0000000000
	Pension Plans		Postretirement Plan
	Nine Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Service cost	$4,918	$5,038	$161	$154
Interest cost	5,172	4,833	269	263
Expected return on plan assets	(1,954)	(1,487)	—	—
Recognized actuarial loss (gain)	1,532	1,838	(16)	(47)
Amortization of unrecognized prior service cost (credit)	19	18	(132)	(99)

Net periodic benefit cost	$9,687	$10,240	$282	$271

In addition, Cablevision sponsors qualified and non-qualified savings plans (the “Cablevision Savings Plans”) in which employees of the Company continued to participate for a period of time after the Distribution until such time that the Company established its own savings plans. The Company made matching cash contributions on behalf of its employees to the Cablevision Savings Plans in accordance with the terms of those plans. Effective February 1, 2011, the Company established the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (the “MSG Savings Plans”). As of February 1, 2011, employees of the Company who were eligible participants have ceased participation in the Cablevision Savings Plans and participate in the MSG Savings Plans. Expenses related to the MSG Savings Plans and Cablevision Savings Plans included in the accompanying consolidated statements of operations were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
MSG Savings Plans	$899	$615	$2,333	$615
Cablevision Savings Plans	—	242	—	1,637

Total	$899	$857	$2,333	$2,252

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

Share-based compensation expense, recognized as selling, general and administrative expense, was $4,371 and $3,299 for the three months ended March 31, 2012 and 2011, respectively. Share-based compensation expense was $14,817 and $8,773 for the nine months ended March 31, 2012 and 2011, respectively.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

In September 2011, the Company granted 735 RSUs to its employees under the Employee Stock Plan with a grant date fair value of $23.48 per share. All RSUs are subject to three-year cliff vesting, and 204 RSUs are also subject to certain performance conditions. RSUs that were awarded by the Company to its employees will settle in shares of the Company’s Class A Common Stock, or, at the option of the Compensation Committee, in cash.

In November 2011, the Company granted 61 fully vested RSUs to its non-employee directors under the Non-Employee Director Plan with a grant date fair value of $29.12 per share. RSUs that were awarded to non-employee directors will settle in shares of the Company’s Class A Common Stock, or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director’s service on the Board of Directors ceases.

During the three months ended March 31, 2012, approximately 1,026 shares of the Company’s Class A Common Stock restricted on the same basis as the underlying Cablevision restricted shares vested. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, approximately 344 of these shares, with an aggregate value of $11,233, were surrendered to the Company. These acquired shares have been classified as treasury stock.

Note 15. Related Party Transactions

Members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 2% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 69% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of both Cablevision and AMC Networks Inc.

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

The Company recognizes revenue from the distribution of programming services to subsidiaries of Cablevision. Cablevision pays the Company for advertising in connection with signage at events, sponsorships and media advertisements. Revenues from related parties amounted to $44,648 and $41,475 for the three months ended March 31, 2012 and 2011, respectively. Revenues from related parties amounted to $126,143 and $122,599 for the nine months ended March 31, 2012 and 2011, respectively.

AMC Networks Inc. provides certain origination, master control and post production services to the Company. Amounts charged to the Company by AMC Networks Inc. for origination, master control and post production services amounted to $2,492 and $2,435 for the three months ended March 31, 2012 and 2011, respectively, and $7,470 and $6,972 for the nine months ended March 31, 2012 and 2011, respectively.

In addition, the Company and its related parties routinely enter into transactions with each other in the ordinary course of business. Amounts charged to the Company pursuant to the transition services agreement and for other transactions with its related parties amounted to $4,714 and $2,669 for the three months ended March 31, 2012 and 2011, respectively, and $10,821 and $10,077 for the nine months ended March 31, 2012 and 2011, respectively.

Other

See Note 9 for information on the Company’s capital lease obligations due to a related party.

See Note 13 for discussion of the participation of Company employees in Cablevision sponsored retirement benefit plans.

Note 16. Income Taxes

Income tax expense for the three and nine months ended March 31, 2012 was $27,750 and $52,649, respectively. The effective tax rate for the three months ended March 31, 2012 of 47.2% was higher than the U.S. federal statutory rate primarily due to state income taxes and to a lesser extent, the impact of nondeductible expenses. The effective tax rate for the nine months ended March 31, 2012 of 40.3% was higher than the U.S. federal statutory rate due to state income taxes and, to a lesser extent, the impact of nondeductible expenses partially offset by the impact of lower state tax rates on deferred tax liabilities.

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Income tax expense for the three and nine months ended March 31, 2011 was $15,814 and $42,099, respectively. The effective tax rate for the three months ended March 31, 2011 of 45.3% was higher than the U.S. federal statutory rate primarily due to state income taxes and, to a lesser extent, the impact of nondeductible expenses partially offset by the tax benefit resulting from the domestic production activities deduction. The effective tax rate for the nine months ended March 31, 2011 of 37.2% was higher than the U.S. federal statutory rate primarily due to state income taxes significantly offset by the impact of lower state tax rates on deferred tax liabilities and the tax benefit resulting from the domestic production activities deduction.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues
MSG Media	$166,180	$147,564	$447,218	$425,103
MSG Entertainment	34,342	42,805	213,168	258,519
MSG Sports	216,131	157,739	333,567	323,376
All other	82	—	82	—
Inter-segment eliminations (a)	(16,284)	(17,695)	(42,938)	(53,081)

	$400,451	$330,413	$951,097	$953,917

(a)

Primarily represents local media rights recognized by the Company’s MSG Sports segment from the licensing of team related programming to the Company’s MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Inter-segment revenues
MSG Entertainment	$27	$26	$69	$78
MSG Sports	16,257	17,669	42,869	53,003

	$16,284	$17,695	$42,938	$53,081

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
AOCF
MSG Media	$65,347	$62,577	$192,718	$169,952
MSG Entertainment	(12,764)	(6,782)	10,617	436
MSG Sports	29,316	3,540	8,933	8,297
All other (a)	(1,669)	(4,467)	(6,815)	(11,998)

	$80,230	$54,868	$205,453	$166,687

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Depreciation and amortization (including impairments)
MSG Media	$5,238	$5,551	$19,393	$14,247
MSG Entertainment	2,353	2,314	7,261	7,153
MSG Sports	2,742	2,650	8,209	8,245
All other (b)	12,203	10,655	28,131	19,172

	$22,536	$21,170	$62,994	$48,817

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Share-based compensation expense
MSG Media	$1,564	$862	$4,488	$2,606
MSG Entertainment	1,298	902	4,000	2,724
MSG Sports	1,193	761	3,673	2,228
All other	316	774	2,656	1,215

	$4,371	$3,299	$14,817	$8,773

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Operating income (loss)
MSG Media	$58,545	$56,164	$168,837	$153,099
MSG Entertainment	(16,415)	(9,998)	(644)	(9,441)
MSG Sports	25,381	129	(2,949)	(2,176)
All other	(14,188)	(15,896)	(37,602)	(32,385)

	$53,323	$30,399	$127,642	$109,097

THE MADISON SQUARE GARDEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Continued)

A reconciliation of reportable segment operating income to the Company’s consolidated income from operations before income taxes is as follows:

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Total operating income for reportable segments	$67,511	$46,295	$165,244	$141,482
Other operating loss	(14,188)	(15,896)	(37,602)	(32,385)

Operating income	53,323	30,399	127,642	109,097
Items excluded from operating income:
Interest income	606	631	1,733	1,898
Interest expense	(1,694)	(1,690)	(5,334)	(5,308)
Miscellaneous income (c)	6,590	5,561	6,590	7,485

Income from operations before income taxes	$58,825	$34,901	$130,631	$113,172

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Capital expenditures
MSG Media	$1,664	$2,771	$4,738	$13,814
MSG Entertainment	1,014	1,048	2,940	4,932
MSG Sports	322	115	1,276	844
All other (d)	83,268	38,929	343,185	116,605

	$86,268	$42,863	$352,139	$136,195

(a)

Consists of unallocated corporate general and administrative costs. The results for the three and nine months ended March 31, 2012 reflect changes made by the Company to include approximately $1,200 and $3,600, respectively, of certain sales-related Transformation costs in our reportable segment results that were previously not allocated. We believe these costs are more appropriately reflected in our reportable segment results. In the three and nine months ended March 31, 2012, the MSG Sports segment results of operations reflect approximately $900 and $2,600, respectively, of these costs.

(b)

Includes depreciation and amortization expense on The Garden and The Theater at Madison Square Garden and certain corporate property, equipment and leasehold improvement assets not allocated to the Company’s reportable segments.

(c)

Miscellaneous income for the three and nine months ended March 31, 2012 consists principally of the recovery of certain claims in connection with a third party bankruptcy proceeding. Miscellaneous income for the three and nine months ended March 31, 2011 consists principally of dividends received from Front Line, as well as a gain recorded as a result of the Company’s exchange of its interest in Front Line for Live Nation common stock. In addition, miscellaneous income for the nine months ended March 31, 2011 reflects a gain from insurance proceeds which relates to certain fully amortized theater show assets that were destroyed in a flood at a storage facility.

(d)	Consists principally of capital expenditures associated with the Transformation.

Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.

Note 18. Concentration of Risk

In connection with our license agreement with the New Jersey Devils, the Company has approximately $43,000 and $2,000 recorded in other assets and other current assets, respectively, in the accompanying consolidated balance sheets as of March 31, 2012 and June 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning our future operating and future financial performance, including: the timing and anticipated cost and benefits of the comprehensive Transformation; the impact of the new NBA CBA and revenue sharing plan; and expected increased Fuse programming and marketing costs. Words such as “expects”, “anticipates”, “believes”, “estimates”, “may”, “will”, “should”, “could”, “potential”, “continue”, “intends”, “plans”, and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•

the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level and popularity of the Radio City Christmas Spectacular and other entertainment events which are presented in our venues;

•	costs associated with player injuries, and waivers or contract terminations of players and other team personnel;

•	changes in professional sports teams’ compensation, including the impact of signing of free agents and trades, subject to league salary caps;

•	the level and timing of our capital expenditures, including the comprehensive Transformation of The Garden;

•	the impact of the comprehensive Transformation of The Garden on our operations, including any unexpected delays, costs or other matters associated with the Transformation;

•	the demand for our programming among cable television systems and satellite, telephone and other multichannel video programming distributors, and our ability to renew affiliation agreements with them;

•	general economic conditions especially in the New York metropolitan area where we conduct the majority of our operations;

•	the demand for advertising and sponsorship arrangements and viewer ratings for our programming;

•	competition, for example, from other regional sports networks, other teams, other venues and other entertainment options;

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

This MD&A is organized as follows:

Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended March 31, 2012 compared to the three and nine months ended March 31, 2011 on both a consolidated and segment basis.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity as well as an analysis of our cash flows for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.

Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.

Recently Adopted Accounting Pronouncements, Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, as well as recently issued accounting pronouncements not yet adopted by the Company. In addition, we have included a discussion of our critical accounting policy in respect of goodwill and identifiable indefinite-lived intangible assets in order to provide the results of our annual impairment testing performed during the quarter ended September 30, 2011. This section should be read with our critical accounting policies, which are discussed in our Transition Report on Form 10-K/T for the six month transition period ended June 30, 2011 under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 versus the Three Months Ended March 31, 2011

Consolidated Results of Operations

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended March 31,				Increase (Decrease) in Net Income
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$400,451	100%	$330,413	100%	$70,038
Operating expenses:
Direct operating	244,087	61%	207,610	63%	(36,477)
Selling, general and administrative	80,505	20%	71,234	22%	(9,271)
Depreciation and amortization	22,536	6%	21,170	6%	(1,366)

Operating income	53,323	13%	30,399	9%	22,924
Other income (expense):
Interest expense, net	(1,088)	NM	(1,059)	NM	(29)
Miscellaneous	6,590	2%	5,561	2%	1,029

Income from operations before income taxes	58,825	15%	34,901	11%	23,924
Income tax expense	(27,750)	-7%	(15,814)	-5%	(11,936)

Net income	$31,075	8%	$19,087	6%	$11,988

NM – Percentage is not meaningful

See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.

Revenues

Revenues for the three months ended March 31, 2012 increased $70,038, or 21%, to $400,451 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$18,616
Decrease in MSG Entertainment segment revenues	(8,463)
Increase in MSG Sports segment revenues	58,392
Increase in other revenues	82
Inter-segment eliminations	1,411

$70,038

Direct operating expenses

Direct operating expenses for the three months ended March 31, 2012 increased $36,477, or 18%, to $244,087 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$6,605
Decrease in MSG Entertainment segment expenses	(2,439)
Increase in MSG Sports segment expenses	30,896
Increase in other expenses	2
Inter-segment eliminations	1,413

$36,477

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 increased $9,271, or 13%, to $80,505 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$9,943
Increase in MSG Entertainment segment expenses	354
Increase in MSG Sports segment expenses	2,152
Decrease in other expenses	(3,176)
Inter-segment eliminations	(2)

$9,271

The decrease in other expenses was primarily driven by lower professional fees combined with the impact of changes made by the Company to include approximately $1,200 of certain sales-related Transformation costs in our business segment results that were previously not allocated. We believe that the sales-related Transformation costs are more appropriately reflected in our business segment results of operations. MSG Sports’ results of operations for the three months ended March 31, 2012 reflect approximately $900 of these costs.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2012 increased $1,366, or 6%, to $22,536 as compared to the comparable period of the prior year primarily due to the ongoing Transformation, which resulted in higher depreciation expense on property and equipment placed into service significantly offset by (i) lower depreciation expense of capitalized costs associated with asset retirement obligations (see Note 8 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q) and (ii) a lower depreciable asset base associated with assets that have been removed.

Miscellaneous income

Miscellaneous income for the three months ended March 31, 2012 reflects approximately $6,600 related to the recovery of certain claims in connection with a third party bankruptcy proceeding. Miscellaneous income for the three months ended March 31, 2011 reflects dividends of $2,186 received from an investment accounted for under the cost method. On February 4, 2011, the Company exchanged this investment for an investment in marketable securities, which is accounted for as available-for-sale. As a result of this exchange the Company recorded a pretax gain of $3,375 during the three months ended March 31, 2011.

Income taxes

Income tax expense for the three months ended March 31, 2012 and 2011 was $27,750 and $15,814, respectively. The effective tax rate for the three months ended March 31, 2012 of 47.2% was higher than the U.S. federal statutory rate primarily due to state income taxes and, to a lesser extent, the impact of nondeductible expenses. The effective tax rate for the three months ended March 31, 2011 of 45.3% was higher than the U.S. federal statutory rate primarily due to state income taxes and, to a lesser extent, the impact of nondeductible expenses partially offset by the tax benefit resulting from the domestic production activities deduction.

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

	Three Months Ended March 31,		Increase in AOCF
	2012	2011
Operating income	$53,323	$30,399	$22,924
Share-based compensation	4,371	3,299	1,072
Depreciation and amortization	22,536	21,170	1,366

AOCF	$80,230	$54,868	$25,362

AOCF for the three months ended March 31, 2012 increased $25,362, or 46%, to $80,230 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$2,770
Decrease in AOCF of the MSG Entertainment segment	(5,982)
Increase in AOCF of the MSG Sports segment	25,776
Other net increases	2,798

$25,362

Other net increases were primarily driven by lower professional fees combined with the impact of changes made by the Company to include approximately $1,200 of certain sales-related Transformation costs in our business segment results that were previously not allocated. We believe that the sales-related Transformation costs are more appropriately reflected in our business segment results of operations. MSG Sports’ results of operations for the three months ended March 31, 2012 reflect approximately $900 of these costs.

Business Segment Results

MSG Media

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Media segment.

	Three Months Ended March 31,				Increase (Decrease) in Operating Income
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$166,180	100%	$147,564	100%	$18,616
Direct operating expenses	69,406	42%	62,801	43%	(6,605)
Selling, general and administrative expenses	32,991	20%	23,048	16%	(9,943)
Depreciation and amortization	5,238	3%	5,551	4%	313

Operating income	$58,545	35%	$56,164	38%	$2,381

The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,		Increase (Decrease) in AOCF
	2012	2011
Operating income	$58,545	$56,164	$2,381
Share-based compensation	1,564	862	702
Depreciation and amortization	5,238	5,551	(313)

AOCF	$65,347	$62,577	$2,770

While MSG Media’s results of operations for the three months ended March 31, 2012 were impacted by the NBA work stoppage, it did not have a material impact on the segment’s revenues, AOCF and operating income.

Revenues

Revenues for the three months ended March 31, 2012 increased $18,616, or 13%, to $166,180 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue	$10,385
Increase in advertising revenue	4,313
Other net increases	3,918

$18,616

The stated term of our Fuse carriage agreement with Time Warner Cable (“TWC”) expired effective January 1, 2011. TWC continued to carry Fuse until December 16, 2011, however the Company did not recognize revenue for this carriage during such period. Effective January 1, 2012 TWC’s license to carry the MSG Networks expired and the MSG Networks were not carried by TWC from that date until February 17, 2012, when the Company reached a multi-year agreement for carriage of the MSG Networks and Fuse.

The increase in affiliation fee revenue was primarily attributable to higher affiliation rates and, to a lesser extent, the recognition of revenue during the three months ended March 31, 2012 for TWC’s carriage of Fuse during 2011 in connection with the new TWC carriage agreement, significantly offset by the impact of the MSG Networks not being carried by TWC from January 1, 2012 through February 16, 2012.

The increase in advertising revenue was primarily driven by higher sales generated from the telecast of professional sports programming.

Other net increases were primarily due to revenue recognized during the three months ended March 31, 2012 related to a new programming licensing agreement, for which revenue will be recognized until the agreement’s expiration in April 2013 and is not expected to be recurring thereafter.

Direct operating expenses

Direct operating expenses for the three months ended March 31, 2012 increased $6,605, or 11%, to $69,406 as compared to the comparable period of the prior year primarily driven by higher costs associated with Fuse programming.

The Company continues its plan to strategically invest in Fuse programming, as such, we expect increased Fuse programming costs to continue.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 increased $9,943, or 43%, to $32,991 as compared to the comparable period of the prior year primarily due to an increase in marketing costs and, to a lesser extent, higher employee compensation and related benefits. The higher marketing costs reflect increased affiliate marketing efforts in connection with an affiliate matter and, to a lesser extent, marketing of programming initiatives.

We expect increased Fuse marketing costs to continue consistent with our long-term strategy to increase Fuse viewership and drive revenue growth.

AOCF

AOCF for the three months ended March 31, 2012 increased $2,770, or 4%, to $65,347 as compared to the comparable period of the prior year primarily driven by an increase in revenues significantly offset by higher selling, general and administrative expenses and direct operating expenses, as discussed above.

MSG Entertainment

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Entertainment segment.

	Three Months Ended March 31,				(Increase) Decrease in Operating Loss
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$34,342	100%	$42,805	100%	$(8,463)
Direct operating expenses	32,141	94%	34,580	81%	2,439
Selling, general and administrative expenses	16,263	47%	15,909	37%	(354)
Depreciation and amortization	2,353	7%	2,314	5%	(39)

Operating loss	$(16,415)	-48%	$(9,998)	-23%	$(6,417)

The following is a reconciliation of operating loss to AOCF:

	Three Months Ended March 31,		Increase (Decrease) in AOCF
	2012	2011
Operating loss	$(16,415)	$(9,998)	$(6,417)
Share-based compensation	1,298	902	396
Depreciation and amortization	2,353	2,314	39

AOCF	$(12,764)	$(6,782)	$(5,982)

Revenues

Revenues for the three months ended March 31, 2012 decreased $8,463, or 20%, to $34,342 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in event-related revenues at The Garden	$(6,117)
Decrease in event-related revenues at the Beacon Theatre	(1,842)
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	(1,741)
Decrease in event-related revenues at The Theater at Madison Square Garden, excluding Wintuk	(1,369)
Increase in revenues from the presentation of the Radio City Christmas Spectacular franchise	2,408
Other net increases	198

$(8,463)

The decreases in event-related revenues at the Company’s venues identified above were primarily due to fewer events held at these venues during the three months ended March 31, 2012 as compared to the comparable period of the prior year.

The increase in revenues from the presentation of the Radio City Christmas Spectacular franchise was driven by more scheduled performances at Radio City Music Hall, as there were performances in January 2012, while none took place in January 2011.

Direct operating expenses

Direct operating expenses for the three months ended March 31, 2012 decreased $2,439, or 7%, to $32,141 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in event-related direct operating expenses at The Garden	$(2,777)
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	(1,324)
Decrease in event-related direct operating expenses at the Beacon Theatre	(1,246)
Decrease in event-related direct operating expenses at The Theater at Madison Square Garden, excluding Wintuk	(574)
Increase in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	2,894
Other net increases	588

$(2,439)

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 increased $354, or 2%, to $16,263 as compared to the comparable period of the prior year.

AOCF

AOCF loss increased for the three months ended March 31, 2012 as compared to the comparable period of the prior year by $5,982, or 88%, to a loss of $12,764 primarily due to fewer events held at the venues identified above during the three months ended March 31, 2012 as compared to the comparable period of the prior year.

MSG Sports

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Sports segment.

	Three Months Ended March 31,				Increase (Decrease) in Operating Income
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$216,131	100%	$157,739	100%	$58,392
Direct operating expenses	158,702	73%	127,806	81%	(30,896)
Selling, general and administrative expenses	29,306	14%	27,154	17%	(2,152)
Depreciation and amortization	2,742	1%	2,650	2%	(92)

Operating income	$25,381	12%	$129	NM	$25,252

NM – Percentage is not meaningful

The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,		Increase in AOCF
	2012	2011
Operating income	$25,381	$129	$25,252
Share-based compensation	1,193	761	432
Depreciation and amortization	2,742	2,650	92

AOCF	$29,316	$3,540	$25,776

MSG Sports’ results of operations for the three months ended March 31, 2012 were impacted by the NBA work stoppage. The delay in reaching an agreement with the NBPA on the terms of a new CBA delayed the start of the 2011-12 NBA regular season by approximately two months until December 25, 2011. In addition to the delayed start, the resolution of the NBA work stoppage resulted in the 2011-12 regular season being shortened by 16 games, or approximately 19.5%, to a 66-game regular season. It affected nearly all components of MSG Sports’ revenues, direct operating expenses and selling, general and administrative expenses. During the three months ended March 31, 2012, the Knicks played 49 regular season games, of which 27 were home games and 22 were away games, as compared to 43 regular season games in the comparable period of the prior year, of which 23 were home games and 20 were away games. In addition, the late start of the season resulted in a disproportionately higher percentage of Knicks-related revenue and expense being recognized during the three months ended March 31, 2012 as compared to the comparable period of the prior year and had a material impact on MSG Sports’ results.

Additionally, the impact of the change in the Knicks’ season schedule will result in a disproportionately higher percentage of Knicks-related revenues and direct operating expenses recognized during the three months ended June 30, 2012 as compared to the comparable period of the prior year.

See Note 2 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10Q for a discussion of the principal aspects of the new NBA CBA and revenue sharing plan.

Revenues

Revenues for the three months ended March 31, 2012 increased $58,392, or 37%, to $216,131 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in professional sports teams’ regular season ticket-related revenue	$33,216
Increase in revenues from NHL and NBA distributions	9,279
Increase in professional sports teams’ food, beverage and merchandise sales	5,616
Increase in suite rental fee revenue	3,703
Increase in event-related revenues from other live sporting events	3,279
Increase in professional sports teams’ sponsorship and signage revenues	2,227
Decrease in broadcast rights fees from MSG Media	(1,413)
Other net increases	2,485

$58,392

Overall the increase in revenues was primarily driven by the financial benefits of the first phase of the Transformation project and, to a lesser extent, the late start of the NBA season which resulted in a disproportionately higher percentage of Knicks-related revenue being recognized during the three months ended March 31, 2012 as compared to the comparable period of the prior year.

The increase in professional sports teams’ regular season ticket-related revenue was primarily due to an increase in average ticket prices for our professional sports teams and, to a lesser extent, the late start of the NBA season resulting in a disproportionately higher percentage of Knicks ticket-related revenues being recognized during the three months ended March 31, 2012 as compared to the comparable period of the prior year.

The increase in revenues from NHL and NBA distributions was primarily due to the late start of the NBA season resulting in a disproportionately higher percentage of these revenues being recognized during the three months ended March 31, 2012 as compared to the comparable period of the prior year.

The increase in professional sports teams’ food, beverage and merchandise sales was primarily due to an increase in average per game attendance, higher average spending per patron (per caps), as well as a higher number of our professional sports teams’ home games played, as compared to the comparable period of the prior year.

The increase in suite rental fee revenue was primarily due to the addition of the new Event Level Suites partially offset by the impact of the planned reduction in other suite products, both which were a result of the Transformation.

The increase in event-related revenues from other live sporting events was primarily due to an increase in the number of events during the three months ended March 31, 2012 as compared to the comparable period of the prior year. Event-related revenues from other live sporting events include ticket-related revenues and venue license fees we charge to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.

The increase in professional sports teams’ sponsorship and signage revenues reflects the late start of the NBA season which resulted in a disproportionately higher percentage of these revenues being recognized during the three months ended March 31, 2012 as compared to the comparable period of the prior year.

The decrease in broadcast rights fees from MSG Media was primarily due to the overall reduction in the number of events exclusively available to MSG Networks.

Direct operating expenses

Direct operating expenses for the three months ended March 31, 2012 increased $30,896, or 24%, to $158,702 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase due to higher net NBA and NHL revenue sharing expense of $10,021 and the impact of the Knicks not qualifying for a share of luxury tax proceeds from tax-paying teams during the three months ended March 31, 2012, as compared to recording $1,250 during the three months ended March 31, 2011	$11,271
Increase in other team operating expenses	9,267
Increase in team personnel compensation	7,059
Increase in professional sports teams’ expense associated with food, beverage and merchandise sales	3,385
Increase in event-related expenses associated with other live sporting events	2,907
Decrease in net provisions for certain team personnel transactions	(5,026)
Other net increases	2,033

$30,896

Net provisions for certain team personnel transactions, NBA luxury tax and NBA and NHL revenue sharing were as follows:

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
Net provisions for NBA luxury tax and NBA and NHL revenue sharing	$11,997	$726	$11,271
Net provisions for certain team personnel transactions	4,649	9,675	(5,026)

The most recent estimate of NBA revenue sharing, which is based on preliminary league and team revenue and expense estimates, indicates that the Knicks will be required to contribute approximately $13,900 in revenue sharing payments for the 2011-12 regular season, net of estimated escrow receipts, and substantially higher net amounts in future years. The actual amounts may vary significantly from the estimate based on actual operating results for the league and the teams for the season and other factors. See Note 2 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10Q for a discussion of the principal aspects of the new NBA CBA and revenue sharing plan.

Team personnel transactions for the three months ended March 31, 2012 reflect provisions recorded for waivers/contract terminations and season-ending player injuries of $4,242 and $407, respectively. Team personnel transactions for the three months ended March 31, 2011 reflect provisions recorded for player trades and a player waiver/contract termination of $4,393 and $3,096, respectively, and season-ending player injuries of $2,186. The cost of these transactions is recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.

The increase in other team operating expenses was primarily due to the NBA work stoppage, which resulted in a disproportionately higher percentage of these expenses being recognized during the three months ended March 31, 2012 as compared to the comparable period of the prior year. In addition, the increase reflects higher costs associated with new amenities, which have come online as a result of the Transformation, provided to certain ticket holders, increased day-of-event costs and league assessments.

The increase in team personnel compensation was primarily due to the NBA work stoppage, which resulted in higher compensation costs for Knicks players due to a disproportionately higher percentage of team personnel compensation being recognized during the three months ended March 31, 2012 as compared to the comparable period of the prior year. Player salaries are expensed over the applicable NBA, NHL or WNBA regular season on a straight-line basis, which for the NBA during the Company’s 2012 fiscal year is from December 25, 2011 through the end of the regular season.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 increased $2,152, or 8%, to $29,306 as compared to the comparable period of the prior year primarily driven by higher marketing costs and certain sales-related Transformation costs that were not included in MSG Sports’ results in the comparable period of the prior year.

AOCF

AOCF for the three months ended March 31, 2012 increased $25,776 to $29,316 as compared to the comparable period of the prior year, primarily attributable to an increase in revenues, which was partially offset by higher direct operating and, to a lesser extent, selling, general and administrative expenses, as discussed above.

Comparison of the Nine Months Ended March 31, 2012 versus the Nine Months Ended March 31, 2011

Consolidated Results of Operations

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Nine Months Ended March 31,				Increase (Decrease) in Net Income
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$951,097	100%	$953,917	100%	$(2,820)
Operating expenses:
Direct operating	540,485	57%	573,138	60%	32,653
Selling, general and administrative	219,976	23%	222,865	23%	2,889
Depreciation and amortization (including impairments)	62,994	7%	48,817	5%	(14,177)

Operating income	127,642	13%	109,097	11%	18,545
Other income (expense):
Interest expense, net	(3,601)	NM	(3,410)	NM	(191)
Miscellaneous	6,590	1%	7,485	1%	(895)

Income from operations before income taxes	130,631	14%	113,172	12%	17,459
Income tax expense	(52,649)	-6%	(42,099)	-4%	(10,550)

Net income	$77,982	8%	$71,073	7%	$6,909

NM  –  Percentage is not meaningful

See “Business Segment Results” for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.

Revenues

Revenues for the nine months ended March 31, 2012 decreased $2,820, or less than 1%, to $951,097 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Increase in MSG Media segment revenues	$22,115
Decrease in MSG Entertainment segment revenues	(45,351)
Increase in MSG Sports segment revenues	10,191
Increase in other revenues	82
Inter-segment eliminations	10,143

$(2,820)

Direct operating expenses

Direct operating expenses for the nine months ended March 31, 2012 decreased $32,653, or 6%, to $540,485 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(4,303)
Decrease in MSG Entertainment segment expenses	(51,334)
Increase in MSG Sports segment expenses	13,068
Decrease in other expenses	(186)
Inter-segment eliminations	10,102

$(32,653)

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended March 31, 2012 decreased $2,889, or 1%, to $219,976 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Increase in MSG Media segment expenses	$5,534
Decrease in MSG Entertainment segment expenses	(2,922)
Decrease in MSG Sports segment expenses	(2,068)
Decrease in other expenses	(3,474)
Inter-segment eliminations	41

$(2,889)

The decrease in other expenses was primarily driven by the impact of changes made by the Company to include approximately $3,600 of certain sales-related Transformation costs in our business segment results that were previously not allocated combined with lower professional fees partially offset by higher share-based compensation cost related to certain awards which are not allocated to the Company’s business segments. We believe that the sales-related Transformation costs are more appropriately reflected in our business segment results of operations. MSG Sports’ results of operations for the nine months ended March 31, 2012 reflect approximately $2,600 of these costs.

Depreciation and amortization (including impairments)

Depreciation and amortization (including impairments) for the nine months ended March 31, 2012 increased $14,177, or 29%, to $62,994 as compared to the comparable period of the prior year. The increase was primarily due to higher depreciation and amortization expense on property and equipment and, to a lesser extent, an impairment charge of $3,112 recorded by the MSG Media segment during the nine months ended March 31, 2012 to write-off the remaining carrying value of certain intangible assets associated with DISH. The increase in depreciation and amortization expense on property and equipment was primarily due to the ongoing Transformation, which resulted in higher depreciation expense on property and equipment placed into service significantly offset by a lower depreciable asset base associated with assets that have been removed. In addition, the increase in depreciation and amortization expense on property and equipment reflects higher depreciation associated with MSG Media segment’s assets placed into service in the prior fiscal year.

Miscellaneous income

Miscellaneous income for the nine months ended March 31, 2012 reflects approximately $6,600 related to the recovery of certain claims in connection with a third party bankruptcy proceeding. Miscellaneous income for the nine months ended March 31, 2011 reflects dividends of $2,186 received from an investment accounted for under the cost method. On February 4, 2011, the Company exchanged this investment for an investment in marketable securities, which is accounted for as available-for-sale. As a result of this exchange the Company recorded a pretax gain of $3,375 during the nine months ended March 31, 2011. In addition miscellaneous income for the nine months ended March 31, 2011 reflects a gain from insurance proceeds of $1,147 which relates to certain fully amortized theater show assets that were destroyed in a flood at a storage facility.

Income taxes

Income tax expense for the nine months ended March 31, 2012 and 2011 was $52,649 and $42,099, respectively. The effective tax rate for the nine months ended March 31, 2012 of 40.3% was higher than the U.S. federal statutory rate due to state income taxes and, to a lesser extent, the impact of nondeductible expenses partially offset by the impact of lower state tax rates on deferred tax liabilities. The effective tax rate for the nine months ended March 31, 2011 of 37.2% was higher than the U.S. federal statutory rate primarily due to state income taxes significantly offset by the impact of lower state tax rates on deferred tax liabilities and the tax benefit resulting from the domestic production activities deduction.

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

	Nine Months Ended March 31,		Increase in AOCF
	2012	2011
Operating income	$127,642	$109,097	$18,545
Share-based compensation	14,817	8,773	6,044
Depreciation and amortization (including impairments)	62,994	48,817	14,177

AOCF	$205,453	$166,687	$38,766

AOCF for the nine months ended March 31, 2012 increased $38,766, or 23%, to $205,453 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$22,766
Increase in AOCF of the MSG Entertainment segment	10,181
Increase in AOCF of the MSG Sports segment	636
Other net increases	5,183

$38,766

Other net increases were primarily driven by the impact of changes made by the Company to include approximately $3,600 of certain sales-related Transformation costs in our business segment results that were previously not allocated combined with lower professional fees. We believe that the sales-related Transformation costs are more appropriately reflected in our business segment results of operations. MSG Sports’ results of operations for the nine months ended March 31, 2012 reflect approximately $2,600 of these costs.

Business Segment Results

MSG Media

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Media segment.

	Nine Months Ended March 31,				Increase (Decrease) in Operating Income
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$447,218	100%	$425,103	100%	$22,115
Direct operating expenses	174,508	39%	178,811	42%	4,303
Selling, general and administrative expenses	84,480	19%	78,946	19%	(5,534)
Depreciation and amortization (including impairments)	19,393	4%	14,247	3%	(5,146)

Operating income	$168,837	38%	$153,099	36%	$15,738

The following is a reconciliation of operating income to AOCF:

	Nine Months Ended March 31,		Increase in AOCF
	2012	2011
Operating income	$168,837	$153,099	$15,738
Share-based compensation	4,488	2,606	1,882
Depreciation and amortization (including impairments)	19,393	14,247	5,146

AOCF	$192,718	$169,952	$22,766

While the NBA work stoppage resulted in reductions to MSG Media’s revenues and expenses, the delay did not have a material impact on the segment’s revenues, AOCF and operating income.

Revenues

Revenues for the nine months ended March 31, 2012 increased $22,115, or 5%, to $447,218 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue	$18,923
Other net increases	3,192

$22,115

The stated term of our Fuse carriage agreement with TWC expired effective January 1, 2011. TWC continued to carry Fuse until December 16, 2011, however the Company did not recognize revenue for this carriage during such period. Effective January 1, 2012 TWC’s license to carry the MSG Networks expired and the MSG Networks were not carried by TWC from that date until February 17, 2012, when the Company reached a multi-year agreement for carriage of the MSG Networks and Fuse.

The increase in affiliation fee revenue was primarily attributable to higher affiliation rates and, to a lesser extent, the recognition of revenue during the three months ended March 31, 2012 for TWC’s carriage of Fuse during 2011 in connection with the new TWC carriage agreement, significantly offset by the impact of the MSG Networks not being carried by TWC from January 1, 2012 through February 16, 2012, the expiration of Fuse’s affiliation agreement with TWC, the expiration of MSG Network’s affiliation agreement with DISH effective October 1, 2010, as well as a contractual adjustment recorded during the three months ended December 31, 2011.

Other net increases were primarily due to revenue recognized during the three months ended March 31, 2012 related to a new programming licensing agreement, for which revenue will be recognized until the agreement’s expiration in April 2013 and is not expected to be recurring thereafter.

Direct operating expenses

Direct operating expenses for the nine months ended March 31, 2012 decreased $4,303, or 2%, to $174,508 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in rights fees	$(6,371)
Increase in other programming expenses	2,068

$(4,303)

The decrease in rights fees was primarily due to a decline in rights fees from the licensing of team related programming to MSG Media from the MSG Sports segment as a result of the overall reduction in the number of events exclusively available to MSG Networks in the nine months ended March 31, 2012 as compared to the comparable period of the prior year. This decline was partially offset by higher rights fees associated with Fuse programming.

The increase in other programming expenses was primarily driven by higher costs associated with Fuse programming partially offset by a decline in other programming costs due to the NBA work stoppage.

The Company continues its plan to strategically invest in Fuse programming, as such, we expect increased Fuse programming costs to continue.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended March 31, 2012 increased $5,534, or 7%, to $84,480 as compared to the comparable period of the prior year primarily due to an increase in employee compensation and related benefits and higher marketing costs, which reflect increased affiliate marketing efforts in connection with affiliate matters partially offset by marketing of programming initiatives.

We expect Fuse marketing costs to increase consistent with our long-term strategy to increase Fuse viewership and drive revenue growth.

Depreciation and amortization (including impairments)

Depreciation and amortization (including impairments) for the nine months ended March 31, 2012 increased $5,146, or 36%, to $19,393 as compared to the comparable period of the prior year. This increase was primarily due to an impairment charge of $3,112 recorded during the three months ended December 31, 2011 to write-off the remaining carrying value of certain intangible assets associated with DISH, as well as higher depreciation expense associated with assets placed into service in the prior fiscal year.

AOCF

AOCF for the nine months ended March 31, 2012 increased $22,766, or 13%, to $192,718 as compared to the comparable period of the prior year primarily driven by an increase in revenues and lower direct operating expenses, partially offset by an increase in selling, general and administrative expenses, as discussed above.

MSG Entertainment

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Entertainment segment.

	Nine Months Ended March 31,				(Increase) Decrease in Operating Loss
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$213,168	100%	$258,519	100%	$(45,351)
Direct operating expenses	159,147	75%	210,481	81%	51,334
Selling, general and administrative expenses	47,404	22%	50,326	19%	2,922
Depreciation and amortization	7,261	3%	7,153	3%	(108)

Operating loss	$(644)	NM	$(9,441)	-4%	$8,797

NM – Percentage is not meaningful

The following is a reconciliation of operating loss to AOCF:

	Nine Months Ended March 31,		Increase in AOCF
	2012	2011
Operating loss	$(644)	$(9,441)	$8,797
Share-based compensation	4,000	2,724	1,276
Depreciation and amortization	7,261	7,153	108

AOCF	$10,617	$436	$10,181

Revenues

Revenues for the nine months ended March 31, 2012 decreased $45,351, or 18%, to $213,168 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in event-related revenues at The Garden	$ (26,071)
Decrease in revenues due to the absence of the Wintuk production	(20,038)
Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	(11,271)
Decrease in revenues due to the absence of Banana Shpeel	(1,908)
Increase in event-related revenues at the Beacon Theatre	2,430
Increase in event-related revenues at The Theater at Madison Square Garden, excluding Wintuk	3,232
Increase in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	8,374
Other net decreases	(99)

$(45,351)

The decrease in event-related revenues at The Garden was primarily driven by fewer events held at the venue, largely attributable to The Garden being shut down for approximately four months during the nine months ended March 31, 2012 in connection with the Transformation.

The Wintuk production was presented at The Theater at Madison Square Garden during the 2010 holiday season, after which it concluded its planned four year run at the venue.

The decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise reflects fewer scheduled performances of the show outside of the New York area. As previously announced, the Company made the decision to utilize existing touring assets at the Wang Theatre in Boston, the Durham Performing Arts Center in Durham, North Carolina and the Grand Ole Opry House in Nashville during the 2011 holiday season. As such, there was no arena tour during the 2011 holiday season and the theater version of the show was presented in fewer markets as compared to the comparable period of the prior year. This decrease was partially offset by higher revenues from the show’s presentation at Radio City Music Hall primarily due to higher attendance combined with overall higher average ticket prices.

The increase in event-related revenues at the Beacon Theatre reflects more events held at the venue during the nine months ended March 31, 2012 as compared to the comparable period of the prior year. The results for the nine months ended March 31, 2011 were impacted by the early closure of Banana Shpeel at the Beacon Theatre. The show was scheduled to run at the Beacon Theatre through the end of August 2010 but closed early, in June, with insufficient lead time to make the venue available for other events during July and August of 2010.

The increase in event-related revenues at The Theater at Madison Square Garden, excluding Wintuk, was primarily due to a change in the mix of and an increase in the number of events during the nine months ended March 31, 2012, as the venue was used primarily for the Wintuk production discussed above during the three months ended December 31, 2010.

The increase in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily driven by an increase in the number of events held at the venue during the nine months ended March 31, 2012 as compared to the comparable period of the prior year. The increase in the number of events reflects the venue being fully utilized during the three months ended September 30, 2011 for the presentation of Cirque du Soleil’s Zarkana whereas Radio City Music Hall did not have a comparable engagement during the nine months ended March 31, 2011.

Direct operating expenses

Direct operating expenses for the nine months ended March 31, 2012 decreased $51,334, or 24%, to $159,147 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	$ (22,647)
Decrease in direct operating expenses associated with Wintuk	(18,683)
Decrease in event-related direct operating expenses at The Garden	(12,752)
Decrease in direct operating expenses due to the absence of Banana Shpeel	(946)
Increase in event-related direct operating expenses at the Beacon Theatre	191
Increase in event-related direct operating expenses at The Theater at Madison Square Garden, excluding Wintuk	2,814
Increase in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	4,581
Other net decreases	(3,892)

$(51,334)

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

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended March 31, 2012 decreased $2,922, or 6%, to $47,404 as compared to the comparable period of the prior year primarily due to lower employee compensation and related benefits.

AOCF

AOCF for the nine months ended March 31, 2012 increased by $10,181 to $10,617 as compared to the comparable period of the prior year. This increase is primarily attributable to the higher AOCF associated with the Radio City Christmas Spectacular franchise and, to a lesser extent, events at Radio City Music Hall and the Beacon Theatre, as well as lower selling, general and administrative expenses. These increases were partially offset by lower AOCF associated with events at The Garden as discussed above.

MSG Sports

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Sports segment.

	Nine Months Ended March 31,				(Increase) Decrease in Operating Loss
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$333,567	100%	$323,376	100%	$10,191
Direct operating expenses	249,456	75%	236,388	73%	(13,068)
Selling, general and administrative expenses	78,851	24%	80,919	25%	2,068
Depreciation and amortization	8,209	2%	8,245	3%	36

Operating loss	$(2,949)	-1%	$(2,176)	-1%	$(773)

The following is a reconciliation of operating loss to AOCF:

	Nine Months Ended March 31,		Increase (Decrease) in AOCF
	2012	2011
Operating loss	$(2,949)	$(2,176)	$(773)
Share-based compensation	3,673	2,228	1,445
Depreciation and amortization	8,209	8,245	(36)

AOCF	$8,933	$8,297	$636

MSG Sports’ results of operations for the nine months ended March 31, 2012 were impacted by the NBA work stoppage. The delay in reaching an agreement with the NBPA on the terms of a new CBA delayed the start of the 2011-12 NBA regular season by approximately two months until December 25, 2011. In addition to the delayed start, the resolution of the NBA work stoppage resulted in the 2011-12 regular season being shortened by 16 games, or approximately 19.5%, to a 66-game regular season. It affected nearly all components of MSG Sports’ revenues, direct operating expenses and selling, general and administrative expenses. During the nine months ended March 31, 2012, the Knicks played a combined 55 preseason and regular season games, of which 29 were home games and 26 were away games, as compared to a combined 83 preseason and regular season games in the comparable period of the prior year, of which 41 were home games and 42 were away games. In addition, the late start of the season resulted in a disproportionately lower percentage of Knicks-related revenue and expense being recognized during the nine months ended March 31, 2012 as compared to the comparable period of the prior year and had a material impact on MSG Sports’ results.

Additionally, the impact of the change in the Knicks’ season schedule will result in a disproportionately higher percentage of Knicks-related revenues and direct operating expenses recognized during the three months ended June 30, 2012 as compared to the comparable period of the prior year.

See Note 2 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10Q for a discussion of the principal aspects of the new NBA CBA and revenue sharing plan.

Revenues

Revenues for the nine months ended March 31, 2012 increased $10,191, or 3%, to $333,567 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in professional sports teams’ pre/regular season ticket-related revenue	$10,079
Increase in event-related revenues from other live sporting events	6,178
Increase in suite rental fee revenue	1,988
Decrease in broadcast rights fees from MSG Media	(10,102)
Other net increases	2,048

$10,191

Overall the increase in revenues was primarily driven by the financial benefits of the first phase of the Transformation project significantly offset by the late start of the NBA season which resulted in a disproportionately lower percentage of Knicks-related revenue being recognized during the nine months ended March 31, 2012 as compared to the comparable period of the prior year.

The increase in professional sports teams’ pre/regular season ticket-related revenue was primarily due to an increase in average ticket prices for our professional sports teams, significantly offset by the impact of the NBA work stoppage, which resulted in fewer games and a disproportionately lower percentage of Knicks ticket-related revenues being recognized during the nine months ended March 31, 2012 as compared to the comparable period of the prior year.

The increase in event-related revenues from other live sporting events was primarily due to an increase in the number of events and the change in the mix of events during the nine months ended March 31, 2012 as compared to the comparable period of the prior year.

The increase in suite rental fee revenue was primarily due to the addition of the new Event Level Suites which came online with the re-opening of The Garden following the offseason shutdown in connection with the Transformation. This increase was partially offset by the impact of the planned reduction in other suite products as a result of the Transformation project, as well as the impact of the offseason shutdown and the NBA work stoppage.

The decrease in broadcast rights fees from MSG Media was primarily due to the overall reduction in the number of events exclusively available to MSG Networks in the nine months ended March 31, 2012 as compared to the comparable period of the prior year.

Direct operating expenses

Direct operating expenses for the nine months ended March 31, 2012 increased $13,068, or 6%, to $249,456 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase due to higher net NBA and NHL revenue sharing expense of $10,827 and the impact of the Knicks not qualifying for a share of luxury tax proceeds from tax-paying teams during the nine months ended March 31, 2012, as compared to recording $2,083 during the nine months ended March 31, 2011	$12,910
Increase in event-related expenses associated with other live sporting events	5,290
Increase in other team operating expenses	3,309
Increase in net provisions for certain team personnel transactions	2,519
Decrease in team personnel compensation	(11,671)
Other net increases	711

$13,068

Net provisions for certain team personnel transactions, NBA luxury tax and NBA and NHL revenue sharing were as follows:

	Nine Months Ended March 31,
	2012	2011	Increase
Net provisions for NBA luxury tax and NBA and NHL revenue sharing	$14,399	$1,489	$12,910
Net provisions for certain team personnel transactions	14,544	12,025	2,519

The most recent estimate of NBA revenue sharing, which is based on preliminary league and team revenue and expense estimates, indicates that the Knicks will be required to contribute approximately $13,900 in revenue sharing payments for the 2011-12 regular season, net of estimated escrow receipts, and substantially higher net amounts in future years. The actual amounts may vary significantly from the estimate based on actual operating results for the league and the teams for the season and other factors. See Note 2 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10Q for a discussion of the principal aspects of the new NBA CBA and revenue sharing plan.

Team personnel transactions for the nine months ended March 31, 2012 primarily reflect provisions recorded for waivers/contract terminations and season-ending player injuries of $14,062 and $407, respectively. Team personnel transactions for the nine months ended March 31, 2011 reflect provisions recorded for player trades and waivers/contract terminations of $4,393 and $3,246, respectively, and season-ending player injuries of $4,386. The cost of these transactions is recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.

The increase in other team operating expenses was primarily due to higher costs associated with new amenities, which have come online as a result of the Transformation, provided to certain ticket holders, increased day-of-event costs and league assessments significantly offset by the impact of the NBA work stoppage.

The decrease in team personnel compensation was primarily due to the NBA work stoppage, which resulted in lower compensation costs for Knicks players due to fewer games being played and a disproportionately lower percentage of team personnel compensation being recognized during the nine months ended March 31, 2012 as compared to the comparable period of the prior year. Player salaries are expensed over the applicable NBA, NHL or WNBA regular season on a straight-line basis, which for the NBA during the Company’s 2012 fiscal year is from December 25, 2011 through the end of the regular season.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended March 31, 2012 decreased $2,068, or 3%, to $78,851 as compared to the comparable period of the prior year primarily driven by a decrease in employee compensation and related benefits and lower marketing costs due to the NBA work stoppage, partially offset by certain sales-related Transformation costs that were not included in MSG Sports’ results in the comparable period of the prior year.

AOCF

AOCF for the nine months ended March 31, 2012 increased $636, or 8%, to $8,933 as compared to the comparable period of the prior year primarily attributable to an increase in revenues and, to a lesser extent, lower selling, general and administrative expenses, significantly offset by higher direct operating expenses, as discussed above.

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

The Transformation of The Garden continues. In order to most efficiently and effectively complete the Transformation, it will remain a year-round project. To minimize disruption to current operations, we plan for The Garden to remain open for the Knicks’ and Rangers’ regular seasons and playoffs while we accomplish the bulk of the construction work during the off-season shutdowns. We plan to close The Garden after the conclusion of the Knicks’ and Rangers’ seasons, including any playoffs, in the 2012 and 2013 calendar years. The Theater at Madison Square Garden closed at the end of this year’s Knicks and Rangers regular seasons, and we expect that it will close again following the regular seasons in 2013. Given that we cannot know in advance when those seasons will end, we are generally not booking live entertainment or other sporting events from a period commencing in April and ending in October. We did not host pre-season Rangers’ games in the 2012 fiscal year at The Garden nor do we expect to host Rangers’ pre-season games in the 2013 fiscal year. While we seek to minimize disruptions during the Transformation, including scheduling events at our other venues or to other times of the year when The Garden or The Theater at Madison Square Garden will be open, we are not able to reschedule all events that would otherwise have occurred during the shutdowns. Consequently, we have lost and expect to lose revenues as a result of this schedule.

The renovated lower bowl of The Garden reopened in October 2011. We were able to accelerate the renovation of certain portions of the upper bowl during the first off-season shutdown. The renovated upper bowl is expected to be open for the 2012-13 NBA and NHL regular seasons. Construction on areas such as concourses and certain restrooms, concessions and suites will continue during the seasons. As part of the second phase of the Transformation project, The Garden’s seating capacity, excluding suites, for fiscal 2013 will be reduced by approximately 1,000 seats for Knicks’ and Rangers’ games (with a lesser amount for entertainment events), as compared to fiscal 2012, primarily due to seats being replaced by the Madison Level Suites and the Madison Club. After the third phase of the Transformation project, The Garden’s seating capacity, excluding suites, will again be comparable to pre-Transformation project levels, primarily due to the planned addition of the Chase Bridges.

As we prepare for the second off-season shutdown, we remain on schedule and do not expect total Transformation project construction costs to differ materially (higher or lower) from the previously disclosed $980,000 inclusive of various reserves for contingencies.

The Transformation project remains within our overall expectations. We reopened the lower bowl on schedule and our plan for opening the renovated upper bowl, as well as the other elements in the transformed arena, has not changed. Construction costs for the Transformation project incurred through March 31, 2012 were approximately $691,000 of which approximately $349,000 was incurred during the nine months ended March 31, 2012.

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

We believe we have sufficient liquidity, including approximately $181,100 in cash and cash equivalents as of March 31, 2012, along with available borrowing capacity under our Revolving Credit Facility, to complete the Transformation project and our other initiatives.

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

Financing Agreements

Revolving Credit Facility

On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into the Revolving Credit Facility. The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of March 31, 2012, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of March 31, 2012, there was $7,000 in letters of credit issued and outstanding under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of March 31, 2012 was $368,000.

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

Cash Flow Discussion

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2012 increased by $103,842 to $235,567 as compared to the comparable period of the prior year. This increase was driven by an increase of $83,211 resulting from changes in assets and liabilities and a $20,631 increase in net income and other non-cash items.

The increase resulting from changes in assets and liabilities was primarily due to (i) increases during the nine months ended March 31, 2012 in accrued and other liabilities and deferred income taxes of $61,534 and $22,685, respectively, as compared to increases of $1,411 and $8,583, respectively, during the comparable period of the prior year, and (ii) an increase during the nine months ended March 31, 2012 in deferred revenue of $55,713 as compared to a decrease of $1,899 during the comparable period of the prior year. These items were partially offset by (i) an increase during the nine months ended March 31, 2012 in accounts receivable of $44,812 as compared to an increase of $24,882 during the comparable period of the prior year and (ii) an increase during the nine months ended March 31, 2012 in prepaid expenses and other assets of $8,584 as compared to a decrease of $6,788 during the comparable period of the prior year.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2012 increased by $219,407 to $356,473 as compared to the comparable period of the prior year primarily driven by an increase in capital expenditures associated with the Transformation.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2012 decreased by $713 to $2,874 as compared to the comparable period of the prior year primarily due to an increase in the excess tax benefit on share-based awards and proceeds from stock option exercises significantly offset by an increase in cash paid for the acquisition of restricted shares.

Seasonality of Our Business

The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of our fiscal year (see “ — Results of Operations — Comparison of the Three Months Ended March 31, 2012 versus the Three Months Ended March 31, 2011 — Business Segment Results — MSG Sports” and “ — Results of Operations — Comparison of the Nine Months Ended March 31, 2012 versus the Nine Months Ended March 31, 2011 — Business Segment Results — MSG Sports” for a discussion of the NBA work stoppage). The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of our fiscal year. In addition, the off-season shutdown of The Garden and The Theater at Madison Square Garden due to the Transformation impacted the Company’s financial results in the fourth quarter of our 2011 fiscal year and the first quarter of our 2012 fiscal year, and we anticipate similar impacts in those same periods during the planned off-season shutdowns of The Garden and The Theater at Madison Square Garden in the 2012 and 2013 calendar years.

Recently Adopted Accounting Pronouncements, Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC Topic 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The Company adopted ASU No. 2011-04 effective January 1, 2012. The adoption of this ASU did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles – Goodwill and Other. This new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test currently required under ASC Topic 350. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Currently, under ASC Topic 350, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. This standard will be effective for the Company beginning in its first quarter of fiscal 2013. Early adoption is permitted. The Company believes that the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. This standard will be effective for the Company beginning in its first quarter of fiscal 2014 with retrospective application required. The Company believes that the adoption of this standard may result only in additional disclosures and will not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The goodwill balance as of March 31, 2012 by reportable segment is as follows:

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

Identifiable Indefinite-Lived Intangible Assets

Identifiable indefinite-lived intangible assets are tested annually for impairment during the first quarter of the fiscal year and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company’s consolidated balance sheet as of March 31, 2012 by reportable segment:

Trademarks (MSG Entertainment segment)	$61,881
Sports franchises (MSG Sports segment)	96,215

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective as of March 31, 2012, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In March 2012, the Company was named as a defendant in two purported class action antitrust lawsuits brought in the United States District Court for the Southern District of New York against the National Hockey League (“NHL”) and certain NHL member clubs, regional sports networks and cable and satellite distributors. The complaints, which are substantially identical, primarily assert that certain of the NHL’s current rules and agreements entered into by defendants, which are alleged by the plaintiffs to provide certain territorial and other exclusivities with respect to the television and online distribution of live hockey games, violate Sections 1 and 2 of the Sherman Antitrust Act. The complaints seek injunctive relief against the defendants’ continued violation of the antitrust laws, treble damages, attorneys’ fees and pre- and post-judgment interest. The Company intends to vigorously defend the claims against the Company. Management does not believe this matter will have a material adverse effect on the Company.

In addition to the matter discussed above, the Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2012	10,709	$29.02	N/A	N/A
March 2012	343,635	$32.69	N/A	N/A

Total	354,344	$32.58	N/A	N/A

During the month of January 2012, the Company effectuated the repurchases of 10,709 shares of its Class A Common Stock in connection with the vesting of 23,850 shares issued upon the Distribution to certain employees of Cablevision, which were restricted on the same basis as underlying Cablevision restricted shares. Such 10,709 shares were surrendered to the Company in order to satisfy the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes of $310,769. The 10,709 shares acquired have been classified as treasury stock.

During the month of March 2012, the Company effectuated the repurchases of 343,635 shares of its Class A Common Stock in connection with the vesting of 1,025,611 shares issued upon the Distribution to certain employees of the Company, Cablevision and AMC, which were restricted on the same basis as underlying Cablevision restricted shares. Such 343,635 shares were surrendered to the Company in order to satisfy the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes of $11,233,428. The 343,635 shares acquired have been classified as treasury stock.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of May, 2012.

The Madison Square Garden Company

By:	/s/ ROBERT M. POLLICHINO
	Name:	Robert M. Pollichino
	Title:	Executive Vice President and Chief
Financial Officer