Form 10-K
period 2012-06-30
Madison Square Garden Co
filed 2012-08-24
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ___________ to _____________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-34434	The Madison Square Garden Company	27-0624498
Delaware
Two Pennsylvania Plaza
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of The Madison Square Garden Company computed by reference to the price at which the common equity was last sold on The NASDAQ Stock Market LLC as of December 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was approximately: $1,739,362,017.
Number of shares of common stock outstanding as of July 31, 2012:
Class A Common Stock — 62,017,285
Class B Common Stock — 13,588,555
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2012 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
The Madison Square Garden Company is a Delaware corporation with our principal executive offices at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to "we", "us", "our", "Madison Square Garden" or the "Company" refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. Our telephone number is 212-465-6000, our internet address is http://www.themadisonsquaregardencompany.com and the investor relations section of our web site is http://investor.msg.com. We make available, free of charge through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). References to our web site addressed in this report are provided as a convenience and the information contained on, or available through web site is not part of this or any other report we file with or furnish to the SEC.
The Company was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation ("Cablevision"). On January 12, 2010, Cablevision's board of directors approved the distribution of all of the outstanding common stock of the Company to Cablevision shareholders (the "Distribution") and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in MSG Holdings, L.P. ("MSG L.P."). MSG L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Madison Square Garden businesses until the Distribution occurred on February 9, 2010. MSG L.P. is now our wholly-owned subsidiary, through which we conduct substantially all of the business activities discussed in this Annual Report on Form 10-K.
Effective June 30, 2011, the Company changed its fiscal year-end from December 31st to June 30th to better align our financial planning and reporting cycles with the seasonality of our business, particularly our MSG Sports and MSG Entertainment segments. This Annual Report on Form 10-K reports our financial results for the twelve month period ended June 30, 2012 (our first full fiscal year since the fiscal year end change), which we also refer to as "fiscal year 2012". This Annual Report also contains financial results for the six month transition period of January 1, 2011 through June 30, 2011, as well as for calendar years 2010 and 2009.

Overview
The Company is a fully integrated sports, entertainment and media business comprised of dynamic and powerful assets and brands. Madison Square Garden's business grew from the legendary venue widely known as "The World's Most Famous Arena." Drawing on its celebrated history, the Company builds iconic brands that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. With an unparalleled portfolio of strategically aligned venues, content and distribution channels, the Company's three business segments — MSG Sports, MSG Media and MSG Entertainment — work together to deliver exceptional experiences that endure for generations.

MSG SPORTS
MSG ENTERTAINMENT
ROCKETTES
RADIO CITY CHRISTMAS SPECTACULAR Starring THE ROCKETTES
NEW YORK KNICKS
NEW YORK RANGERS
NEW YORK LIBERTY
CONNECTICUT WHALE
SPORTS
ENTERTAINMENT
MEDIA
VENUES
MADISON SQUARE GARDEN
The World's Most Famous Arena
RADIO CITY MUSIC HALL
FORUM
THE Beacon THEATRE
THE CHICAGO THEATRE
WANG THEATRE
THE THEATER AT MADISON SQUARE GARDEN
COLLEGE HOOPS
TENNIS
BOXING
SPORTING EVENTS
INTERACTIVE
CONCERTS
FAMILY SHOWS
SPECIAL EVENTS
PERFORMING ARTS
INTERACTIVE
MSG MEDIA
MSG
MSG+
fuse
MSG HD
MSG+ HD
fuse HD
INTERACTIVE

MSG Sports owns and operates the following sports franchises: the New York Knicks (the "Knicks") of the National Basketball Association (the "NBA"), the New York Rangers (the "Rangers") of the National Hockey League (the "NHL"), the New York Liberty (the "Liberty") of the Women's National Basketball Association (the "WNBA") and the Connecticut Whale of the American Hockey League (the "AHL"). MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of Knicks, Rangers and Liberty games.
MSG Media is a leader in production and content development for multiple distribution platforms, including content originating from the Company's venues. MSG Media is comprised of our regional sports networks, MSG Network and MSG+, collectively the "MSG Networks," and "Fuse", a national television network dedicated to music. MSG Networks also include high-definition channels, MSG HD and MSG+ HD, and Fuse includes its high-definition channel, Fuse HD.
MSG Entertainment presents or hosts live entertainment events in our diverse collection of venues, including concerts, family shows, performing arts and special events. These venues include the Madison Square Garden Arena (which we also refer to as "The Garden"), The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, The Chicago Theatre and the Wang Theatre. In June 2012, we expanded our geographic footprint with the purchase of the Forum in Inglewood, California and have plans to renovate the historic venue, which serves the Greater Los Angeles area.  The acquisition of the Forum, with approximately 17,000 seats, establishes a significant West Coast presence for our Company and provides us with iconic arenas in each of the country's two largest entertainment markets. In addition to our venues, MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes (the "Rockettes"), that are performed in the Company's and other venues.

Our Strengths
Our key strengths are:

•	Owned sports franchises;

•	Media assets, including affiliation agreements with distributors and exclusive sports programming rights;

•	Iconic venues in top live entertainment markets;

•	Diverse collection of marquee brands and content, including the Radio City Christmas Spectacular and the Rockettes;

•	Powerful presence in the New York City metropolitan area with established core assets and expertise for strategic expansion;

•	Unique ability to provide artists and productions with multiple distribution platforms to develop and promote their businesses;

•	Strong industry relationships that create opportunities for new content and brand extensions;

•	Deep connection with loyal and passionate fan bases that span a wide demographic mix;

•	Extensive range of proprietary marketing assets, including an industry leading customer database that allows us to drive ticket sales and engagement with our brands; and

•	Strong and seasoned management team.
Our Strategy
Madison Square Garden pursues opportunities that capitalize on the combination of our iconic venues, our popular sports franchises, the distribution of our programming networks and our exclusive sports and entertainment content, as well as our marketing and sales expertise.
The core of MSG Sports' strategy is to develop teams that consistently compete for championships in their respective leagues. Leveraging the strength of its fan bases and the popularity of its teams, MSG Sports seeks to expand through the creation and/or acquisition of substantial, enduring sports properties and events that can be presented either inside or outside The Garden. Our extensive fan bases provide broad access to growth opportunities and new revenue streams.
Building on our iconic venues and the hallmark Radio City Christmas Spectacular and Rockettes brands, MSG Entertainment is focused on enhancing our existing productions, developing new productions and creating a network of venues in which we can deliver high quality live content and increased bookings. We are pursuing a strategy of opportunistically acquiring, building or obtaining control of venues in additional major live entertainment markets. We own The Chicago Theatre in Chicago and the Forum in Inglewood, California, and have a long-term booking agreement with respect to the Wang Theatre in Boston, expanding our geographic footprint outside of the New York City metropolitan area and providing multiple distribution outlets for our live entertainment content. Controlling and booking venues allows us to leverage our unique brands and marketing assets and increase utilization by working with artists to provide multi-market and multi-night engagements. In addition, through our asset mix of venues and distribution platforms, we are able to offer artists an opportunity to engage consumers through multiple channels.
MSG Media has a strong foundation of recurring revenue streams supported by our long-term rights for live-event content of our Knicks, Rangers and Liberty franchises, in addition to those of the New York Islanders (the "Islanders"), New Jersey Devils (the "Devils"), and the Buffalo Sabres (the "Sabres"), and our affiliation agreements for distribution of our programming networks. MSG Media's programming networks serve as strong platforms through which artists, performers and athletes are connected to regional and national audiences, including Fuse, which brings artists and fans together through its music programming and the network's insider access to MSG Entertainment events and our historic venues.
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
Examples of how we believe we have effectively implemented this integrated approach are:

•
Our MSG Sports and MSG Media businesses naturally complement each other — with MSG Sports providing valuable content and MSG Media serving as a vital distribution system and promotional platform. MSG Media, through MSG Networks, telecasts games of our Knicks, Rangers and Liberty teams, and we are continually exploring opportunities to enhance the relationship between MSG Sports and MSG Media through new events, both at our venues and elsewhere. For example, in November 2011, MSG Network partnered with MSG Sports to capitalize on the rivalry between Boston University and Cornell University by telecasting the National Collegiate Athletic Association ("NCAA") hockey game live from The Garden. In March 2012, these two segments paired up again to take advantage of the interest and excitement of the BNP Paribas Showdown at The Garden by airing this event, featuring tennis greats Caroline Wozniacki, Roger Federer, Andy Roddick and 2012 French Open Champion Maria Sharapova on MSG Network.

•
MSG Media continues to seek opportunities to collaborate with MSG Entertainment. In December 2011, we welcomed the Z100 Jingle Ball concert, featuring some of the top musical acts in the country. The concert was a one-night only, sold-out show at The Garden and, for the second year in a row, telecast by Fuse as part of its Fuse Presents concert series presented by Coca-Cola. Similarly in 2012, the Florence and The Machine sold-out concert at Radio City Music Hall and The Wanted sold-out concert at the Beacon Theatre were telecast on Fuse as part of the Fuse Presents concert series, along with other related programming on television and online. In addition, several high-profile events were streamed live from our venues on Fuse's YouTube channel as part of the Fuse Live series, including Swedish House Mafia's sold-out performance at The Garden, Death Cab for Cutie's performance at The Chicago Theatre and the final night of The National's six-night run at the Beacon Theatre.

•
Our integrated approach to the sale of marketing partnerships allows us to use and sell our broad array of assets in a complementary manner in order to maximize their collective value, both for the Company and for our marketing partners. Our "Marquee" marketing partnership with JPMorgan Chase and our "Signature" marketing partnerships with several other blue-chip companies integrate the assets of all of our venues and our three business segments. This ability to offer potential marketing partners compelling, broad-based, integrated marketing platforms that we believe are unparalleled in sports and entertainment has enabled us to attract world-class partners, such as JPMorgan Chase, Coca-Cola, Delta Airlines and Anheuser-Busch.

•
We continue to forge deep direct-to-consumer relationships with customers and fans, with a focus on understanding how consumers interact with every aspect of the Company. A key component of this strategy is our large proprietary customer database which drives revenue and engagement across segments, benefitting the Company through ticket sales, merchandise sales, sponsorship activation and viewership on television and online. This database provides us a greater opportunity to cross-promote our products and services, introducing customers to our wide range of assets and brands. For example, we have used our database to send targeted emails to fans of MSG Entertainment and MSG Networks to promote Fuse broadcasts and online streams of concerts, including Swedish House Mafia, Florence and The Machine, Death Cab for Cutie and The National, as well as exclusive content on Fuse's website relating to these performances. In addition, our database served as a key driver of ticket sales for these high-profile sold out events.

Our commitment to strengthening our core assets is also exemplified by the transformation of The Garden into a state-of-the-art facility that enhances the experience of our customers, partners, athletes and entertainers and is designed to attract even more marquee events to the building, while enhancing our revenue streams (the "Transformation," which is discussed in greater detail under "— Our Venues — The Madison Square Garden Arena Transformation"). Utilizing The Garden's current footprint, the Transformation is designed to ensure The Garden's continued and lasting prominence as a sports and entertainment venue.
We believe the Company's unique combination of assets and integrated approach, the depth of our relationships within the sports, media and entertainment industries and strong connection with our diverse and passionate audiences, sets the Company apart in the industry and represents a substantial opportunity for growth.
Our Business
MSG Sports
MSG Sports owns and operates sports franchises, as well as promotes, produces and/or presents a broad array of other live sporting events.
Our Sports Franchises
The Knicks and Rangers are two of the most recognized franchises in professional sports, with storied histories and passionate, multi-generational fan bases. These teams are major occupants of The Garden as they traditionally play a combined total of 82 regular season home games. However, due to the NBA work stoppage, for the 2011-12 season, the Knicks and Rangers had a total of 74 regular season home games, most of which were played to at or near capacity attendance. The number of home games increases if our teams qualify for the playoffs. While the Liberty have historically played 17 regular season home games at The Garden each year, due to the Transformation, they played the 2011 season and are playing the 2012 season at the Prudential Center in Newark, New Jersey and are expected to play the 2013 season there as well. During the Transformation, we plan for The Garden to remain open for the Knicks' and Rangers' regular seasons and playoffs. We did not host any preseason Rangers' games in fiscal year 2012 and we do not expect to host any preseason Knicks' or Rangers' games in fiscal year 2013 at The Garden due to the Transformation.
In addition to being valuable stand-alone businesses, the Knicks and Rangers provide core content for our MSG Media segment, with approximately 130 regular season games (both home and away) telecast on MSG Networks during the 2011-12 season, and generate significant audience demand for wrap-around and themed programming. As part of both team and league marketing, and telecasts, our sports teams provide both regional and national visibility for the Company.
New York Knicks
As an original franchise of the NBA, the Knicks have a rich history that includes two NBA Championships, eight conference titles and some of the greatest athletes to ever play the game. The Knicks are focused on becoming a championship contending team, while continuing to play an exciting, energetic and entertaining style of basketball. The Knicks enjoy the fierce allegiance of generations of passionate and knowledgeable fans. The Knicks ranked in the top three in the NBA for ticket sales receipts for the 2011-12 regular season, while the 2011-12 season marked the second consecutive year since the 2001-02 season that Knicks season tickets sold out.
New York Rangers
The Rangers hockey club is one of the "original six" franchises of the NHL and in 2010 celebrated its 85th anniversary. Winners of four Stanley Cup Championships, the Rangers have won ten conference titles over their history, and in 2012 advanced to the Eastern Conference Finals. The Rangers are known to have one of the most passionate, loyal and enthusiastic fan bases in all of sports and ranked in the top four in the NHL for ticket sales receipts for the 2011-12 regular season.
New York Liberty
The Liberty was established in October 1996, when New York was selected as one of eight charter members of the WNBA. The Liberty has won four conference championships and appeared in the post-season playoffs eleven times. The Liberty has a well-known tradition of on-court competitiveness supported by an enthusiastic and loyal fan base.
Connecticut Whale
The Connecticut Whale, a minor-league hockey team, is a player development team for the Rangers, and is also competitive in its own right in the AHL. The Rangers send draft picks and other players to the Connecticut Whale for skill development and injury rehabilitation, and can call up players as needed for the Rangers' roster to enhance the team's competitiveness. The Connecticut Whale has reached the AHL playoffs fourteen times out of fifteen seasons.

The Role of the Leagues in Our Operations
As franchises in professional sports leagues, our teams are members of the leagues and, as such, may be subject to certain limitations, under certain circumstances, on the control and management of their affairs. The respective league constitutions, under which each league is operated, together with the collective bargaining agreements ("CBAs") each league has signed (or will sign) with its players' association, contain (or will contain) numerous provisions that, as a practical matter in certain circumstances, could impact the manner in which we operate our businesses. In addition, under the respective league constitutions, the commissioner of each league, either acting alone or with the consent of a majority (or, in some cases, a supermajority) of the other teams in the league, may be empowered in certain circumstances to take certain actions felt to be in the best interests of the league, whether or not such actions would benefit our teams and whether or not we consent or object to those actions.
While the precise rights and obligations of member teams vary from league to league, the leagues may have varying degrees of control exercisable under certain circumstances over the length and format of the playing season, including preseason and playoff schedules; the operating territories of the member teams; national and international media and other licensing rights; admission of new members and changes in ownership; franchise relocations; indebtedness affecting the franchises; and labor relations with the players' associations, including collective bargaining, free agency, and rules applicable to player transactions, luxury taxes and revenue sharing. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — MSG Sports." From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert, although the leagues' governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself.
Other Sports Properties
MSG Sports also promotes, produces and/or presents a broad array of live sporting events outside of Knicks, Rangers and Liberty games. These events include professional boxing, college basketball, gymnastics, track and field, professional bull riding, tennis and wrestling, as well as the NFL draft. Our sports business includes events that have been among the most popular in our history, as well as perennial highlights on our annual calendar, and also features some of Madison Square Garden's longest-running associations.
Professional boxing, beginning with John L. Sullivan in 1882, has had a long association with The Garden, which has included hosting Muhammad Ali's and Joe Frazier's 1971 "The Fight of the Century," considered among the greatest sporting events in modern history, as well as bouts featuring dozens of other boxing greats. These have included Miguel Cotto, Roberto Duran, George Foreman, Rocky Graziano, Emile Griffith, Bernard Hopkins, Oscar De La Hoya, Jake LaMotta, Sugar Ray Leonard, Lennox Lewis, Joe Louis, Rocky Marciano, Floyd Patterson, Sugar Ray Robinson, Felix Trinidad, Roy Jones, Jr., Mike Tyson, and Evander Holyfield.
College basketball has been a mainstay at The Garden for decades, with the sport's longest running holiday showcase, the Holiday Festival, first tipping off over 50 years ago. In addition to St. John's University calling The Garden its home away from home, the popular Big East Tournament celebrated its 30th anniversary at The Garden in 2012. Popular college basketball events also include visits from Duke University's Blue Devils, the annual Jimmy V Classic and post-season NIT Finals. Additionally, The Garden hosts the annual BNP Paribas Showdown tennis event, which debuted in 2009.
MSG Entertainment
Our MSG Entertainment business is one of the country's leaders in live entertainment. MSG Entertainment presents or hosts live entertainment events in our diverse collection of venues, including concerts, family shows, performing arts and special events. It also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular, featuring the Rockettes, that are performed in the Company's and other venues. The Radio City Christmas Spectacular is the top grossing live holiday family show in North America. The venues we own or operate include The Garden, Radio City Music Hall, The Theater at Madison Square Garden, the Beacon Theatre, The Chicago Theatre and the Forum. In addition, we have a long-term exclusive booking agreement with respect to the Wang Theatre. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal. MSG Entertainment focuses on consistently delivering unforgettable live entertainment experiences in exceptional settings, creating demand for an association with our brands by artists and demand for our productions by the public. With a foundation of world-class expertise in live entertainment, including the historic traditions of "The World's Most Famous Arena" and Radio City Music Hall, as well as our other venues, MSG Entertainment has a proven ability to utilize the strength of its industry relationships, marketing assets, customer database and live event expertise, as well as the reach of MSG Media, to create performance, promotion and distribution opportunities for artists and productions and to increase utilization of our venues.
MSG Entertainment's unique combination of relationships and expertise is important not only for MSG Entertainment's current and future business, but also to our MSG Media segment, which benefits from opportunities for quality new programming and relationships.
Our Bookings and Other Entertainment Business Activities
MSG Entertainment is an established industry leader responsible for booking a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have hosted concerts by artists such as Prince, Elton John, Phish, The Allman Brothers Band, Bruce Springsteen, Lady Gaga, Taylor Swift, Justin Bieber, Swedish House Mafia, Bon Iver, The Wanted and One Direction; family shows such as Yo Gabba Gabba!, Sesame Street Live and Disney's Phineas and Ferb; special events such as the Tony Awards and Amnesty International's Secret Policeman's Ball, and appearances by the Dalai Lama; and theatrical productions such as Peter Pan and A Christmas Story. Cirque du Soleil's large-scale acrobatic production, Zarkana, which premiered in 2011 at Radio City Music Hall, returned to the venue for another engagement from June 2012 through late summer 2012.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows in which case we have economic risk relating to the event. MSG Entertainment currently does not promote or co-promote events outside of our venues other than our productions discussed below.
Our Productions
One of MSG Entertainment's core properties, the Radio City Christmas Spectacular, has been performed at Radio City Music Hall for 79 years and was seen there by approximately 1.1 million people during the 2011 holiday season. Featuring the world-famous Rockettes, the critically acclaimed Radio City Christmas Spectacular features show-stopping performances, festive holiday scenes and state-of-the-art special effects. As part of our strategic commitment to invest in our core assets, the Company continues to seek opportunities to enhance the Radio City Christmas Spectacular, such as the investment in new show content and technology presented during the 2011 holiday season which drove the greatest gains in attendance and revenue per attendee since 2007.
Based on the success of the Radio City Christmas Spectacular at Radio City Music Hall, in 1994 the Radio City Christmas Spectacular franchise was expanded outside of New York City. We have and expect to continue to present the theater version of the show in targeted markets, including St. Louis, Dallas, Chicago and the Grand Ole Opry House in Nashville during the 2012 holiday season.
Since its inception, the Radio City Christmas Spectacular has played to over 70 million people in over 70 different cities. We acquired the rights to the Radio City Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease of Radio City Music Hall. We also hold rights to the Rockettes in the same manner.
We continue to strengthen and broaden our Rockettes brand, targeting the most prominent and effective vehicles that elevate their visibility and underscore their reputation as beloved American cultural icons. The Rockettes have appeared or performed at high profile events, including Presidential Inaugurations, the annual Macy's Thanksgiving Day Parade; television shows (The Today Show, Late Night With Jimmy Fallon, NBC's Super Bowl coverage); and fashion events (Michael Kors Fashion's Night Out, Capezio Anniversary Gala), among many others. In addition, the Rockettes continue to focus on dance education and training through programs in New York and other markets, including The Rockettes Summer Intensive and The Rockettes Experience. We continue to pursue carefully considered brand extension opportunities including television and public appearances, strategic partnerships, dance education and new merchandising lines.
We are investing in additional opportunities to present compelling new live productions across our exceptional venues, including a large-scale theatrical production for Radio City Music Hall.
MSG Media
MSG Media is a leader in production and content development for multiple distribution platforms, including content originating from the Company's venues. MSG Media includes the MSG Networks, regional sports networks, and Fuse, a national television network dedicated to music. MSG Media is also responsible for managing interactive and digital initiatives across all business segments.
The following are further examples of how we have implemented the integrated approach in offering numerous opportunities to athletes, artists, performers, fans and business partners:

•
MSG Networks and Fuse provide regional and national distribution for the content created, produced and/or presented by both MSG Sports and MSG Entertainment, and thereby play a critical role in supporting, promoting and enhancing those businesses. Fuse's national distribution and focus on music-related programming provide a national vehicle to expand MSG Media's and MSG Entertainment's involvement in the music and entertainment industries and deepen our ability to offer artists enhanced exposure. MSG Network's focus on being "all things Madison Square Garden," allows it to serve as a powerful platform for the distribution of our sports and entertainment content, while differentiating our media offerings in a diverse and competitive environment.

•
Examples of the success of our business collaborations include MSG Network's documentary on the historic Transformation of The Garden. MSG Network has already captured the first-phase of the three-year Transformation in The Garden Transformed: Year One, a five-part series that goes behind-the-scenes of this unprecedented project, and will continue this original series with the next two phases of the Transformation.

•
MSG Media's music strategy emphasizes collaboration between Fuse and MSG Entertainment, which includes our live concert venues, providing a unique platform for artists to connect with fans and creating innovative programming for Fuse viewers. MSG Media's music strategy has led to the development of the Fuse Presents concert series, presented by Coca-Cola, in which Fuse showcases concerts primarily from MSG's iconic venues. Fuse has nationally televised a variety of performances as part of the Fuse Presents concert series including Jay-Z and Z100's Jingle Ball from Madison Square Garden; The Wanted, John Mayer, Dave Matthews Band, and Elton John and Leon Russell, all from the Beacon Theatre; Kanye West from The Chicago Theatre; and Florence and The Machine and Drake from Radio City Music Hall. In addition, from time-to-time, Fuse produces and airs programming around performances at our venues which gives music fans insider access and an exclusive look at their favorite artists.

MSG Networks
Over the past five years, MSG Network has won 69 New York Emmy awards for live sports and original programming, more than any other single network or station in the region. Combined with MSG+, the MSG Networks have totaled 77 New York Emmy wins over the past five years. MSG Networks are home to seven professional sports teams: the Knicks, Rangers, Liberty, Islanders, Devils, Sabres and the New York Red Bulls ("Red Bulls"), as well as our critically acclaimed original programming. MSG Network is also the official regional sports network of the New York Giants, delivering exclusive, special non-game coverage of the NFL team. MSG Network and MSG+ also telecast college football and college basketball from top conferences, including the Big 12 (football and women's basketball), PAC 12 (basketball), the Southeastern Conference, Conference USA and the Big East (basketball).
In addition to the Company's ownership of Knicks, Rangers and Liberty rights, MSG Networks have long-term rights agreements with the Islanders, Devils and Sabres. MSG Network and MSG+ are among the nation's largest regional cable networks and collectively telecast over 700 live sporting events and over 3,100 hours of live original programming during the year ended June 30, 2012. MSG Network and MSG+ are each received by approximately 8 million viewing subscribers primarily in New York, New Jersey and Connecticut.
In 1998, MSG HD became the first regular provider of sporting events in high definition. Today we produce all Knicks, Rangers, Liberty, Devils, Islanders, Sabres and Red Bulls telecasts and certain original programming in a high definition format for inclusion on MSG HD and MSG+ HD.
MSG Network's line-up of programming highlights how the Company's sports, entertainment and media segments work together to increase exposure for our brands, enhance our offerings to artists and create must-see content for our programming networks. Examples include:

•
The critically acclaimed and New York Emmy award-winning MSG Originals documentary series, which has featured such titles as The Garden Transformed, The 50 Greatest Moments at MSG, Concert for New York City Remembered, Mecca of Boxing, and The Beacon Theatre: A New York Legend Reborn;

•	The MSG Concert Series, which features a variety of past and present performances at our venues;

•
Road to MSG, a series that brings viewers along as their favorite artists and athletes prepare to take the stage or hit the floor of "The World's Most Famous Arena" or one of our other venues, including backstage access at The Z100 Jingle Ball;

•
Programming relating to the Knicks and Rangers, such as Beginnings, Behind the Bench with John Tortorella and Mike Keenan, MSG Vault, MSG Profiles, Hockey Night Live, and dedicated pre- and post-game shows, all of which allow us to capitalize on the extraordinary enthusiasm of our teams' fans; and

•	Our weekday simulcast of the popular WFAN's Boomer & Carton show, which brings our television audience top-rated live radio programming in the morning.

MSG+ programming features the Devils and Islanders telecasts, along with select live sports and original programming from Fox Sports Net, including a strong lineup of NCAA college football and basketball and shows such as The Dan Patrick Show, as well as supporting original programming for its professional teams, the New York Racing Association horse racing, and international sports content such as Union of European Football Association ("UEFA") league soccer.
Fuse
Fuse is a unique multi-platform music destination, where artists and fans can interact and build relationships. In addition to its standard and high-definition channels, Fuse is also distributed through video on demand via Fuse On Demand, online via fuse.tv and the Fuse YouTube channel, and to mobile technologies via Fuse Mobile. A key goal of these additional program offerings is to drive increased viewership of Fuse's linear television channels. Currently Fuse has approximately 53 million viewing subscribers, 56 million subscribers according to Nielsen Media Research and has a video on demand platform that is available to over 31 million homes. Programming on Fuse focuses on music-related programming, including coverage of premier artists, events and festivals, original content and concerts. Fuse also seeks to develop programming centered around its insider access to MSG Entertainment and Madison Square Garden's venues, while offering a voice and enhanced exposure to artists.
Closely tied to MSG Entertainment and the Company's iconic venues, we believe Fuse is positioned to provide artists and fans with an exceptional music experience. Its unique access to Madison Square Garden assets allows Fuse to bring fans on-stage, off-stage and behind the stage of some of today's hottest performances and events, while its ability to offer direct exposure for artists gives it credibility among today's performers and their management.
As part of its efforts to enhance its position within the music television space, Fuse has built relationships with popular artists, events and festivals, produced original programming and featured high profile concerts and events. These initiatives often represent a coordinated effort between MSG Entertainment and Fuse. Fuse's current slate of programming includes:

•	Popped, a music documentary series that highlights the tipping point when an artist reaches superstardom;

•	Funny or Die's Billy On The Street, which stars comedian Billy Eichner, who uses his rapid-fire wit to quiz New Yorkers on their knowledge of music and pop culture;

•
Fuse's concert series that has featured performances by artists such as Florence and The Machine, The Wanted, Red Hot Chili Peppers, Maroon 5, Elton John and Leon Russell, Drake, Dave Matthews Band, Kanye West, Jay-Z and John Mayer, primarily from our venues;

•
On The Record, which brings viewers exclusive and revealing in-depth conversations with some of the biggest and boldest names in music including J. Lo, Red Hot Chili Peppers, Lady Gaga, Jay-Z, Rihanna, Cee-Lo Green, Kid Rock, Diddy, Ice Cube, T.I., Hole and 50 Cent;

•
Fuse Top 20 Countdown, which takes viewers through the hottest and most talked about music videos of the week. This show also includes interviews with celebrity guests, a recap of the week's biggest moments in music and the 20 most popular music videos of the week;

•
Top 100 Series, a video countdown event, with each 10-part countdown featuring a different theme, hosted by music and entertainment personalities including Nick Cannon, Adam Lambert, Flo Rida, Keri Hilson and Kaley Cuoco.  Countdowns have included 100 Sexiest Videos of All Time, Top 100 Number Ones, Top 100 Hip Hop Hits, Maxim's Top Sexy Beats, Top 100 Killer Collabos, and Top 100 Hottest Hooks;

•
Artist Takeover, which features music videos, interviews and specials from a different artist every week including fan favorites like Nicki Minaj, Justin Bieber, Usher, Britney Spears, Lil Wayne, Eminem and Lady Gaga;

•
Specials and news reports from top music festivals including the Bonnaroo Music and Arts Festival in Tennessee; Lollapalooza from Grant Park, Chicago; the Voodoo Experience music and arts festival in City Park, New Orleans; and Vans Warped Tour, which travels to various cities across the country. Fuse's comprehensive coverage of festivals also includes Coachella, Beale Street Festival, Sasquatch and many more; and

•	International award ceremonies that have made Fuse their U.S. destination, including Canada's Much Music Video Awards and the BRIT Awards hailing from the United Kingdom.

Other Media Properties — Interactive
MSG Media also manages interactive and digital initiatives across all business segments. Interactive is the network of web sites and mobile, video on demand and digital platforms for all Madison Square Garden properties. It includes more than twenty interactive web sites, social networking sites and mobile applications for our properties. Web sites include msg.com, thegarden.com, beacontheatre.com, radiocity.com, chicagotheatre.com and fuse.tv, as well as sites dedicated to our sports teams (nyknicks.com, newyorkrangers.com, knicksnow.com, blueshirtsunited.com and newyorkliberty.com). Like our MSG Sports business, the online operations relating to our sports teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See "— Regulation — Regulation of Our Media Business." Interactive properties also include the MSG Insider email, alert and mobile platform and a series of Madison Square Garden social network sites. The Interactive business generates revenue for all Madison Square Garden segments via the sale of advertising and sponsorships on these digital properties. Additionally, Interactive offers a strategic marketing asset that creates opportunities to market directly to our fans and cross-promote across our businesses.
Our Venues
The Company operates a mix of iconic venues that continue to build on their historic prominence as destinations for unforgettable experiences and events. Individually, these venues are each premier showplaces, with a passionate and loyal following of fans, performers and events. Taken together, we believe they represent an outstanding collection of venues.
We own or operate under long-term leases a total of six venues in New York City, Chicago and Inglewood, California and have a long-term booking agreement with respect to the Wang Theatre in Boston. Our New York City venues are the Madison Square Garden Complex (which includes both The Garden and The Theater at Madison Square Garden), Radio City Music Hall and the Beacon Theatre. Our Chicago venue is the landmark Chicago Theatre. Our venue in Inglewood, California is the iconic Forum, which the Company purchased in June 2012.
Madison Square Garden Arena
The Madison Square Garden Arena has been a celebrated center of New York life since it first opened its doors in 1879. Over its 132-year history, there have been four Garden buildings, each known for showcasing the best of the era's live entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete's or performer's career. Known simply as "The World's Most Famous Arena," The Garden has been the site of some of the most memorable events in sports and entertainment, and, along with The Theater at Madison Square Garden, hosted hundreds of events and millions of visitors this past year. In 2009, Billboard Magazine ranked The Garden the number one venue of the decade in its respective class based upon gross ticket sales.  Despite being closed for a significant period due to the Transformation, Billboard Magazine also ranked The Garden the second highest-grossing entertainment venue in North America in 2011 based on the magazine's full year rankings. In addition, The Garden was voted "Arena of the Year" in 2011, for the tenth consecutive year, by the music industry subscribers of the trade magazine, Pollstar. The Garden has been honored with this award 17 out of the last 20 years.
The Garden is currently home to the Knicks and Rangers, and is associated with countless "big events," inspired performances and one-of-a-kind moments. The Garden's highlights include "The Fight of the Century" between Muhammad Ali and Joe Frazier in 1971 (considered among the greatest sporting events in history); the 1970 Knicks' NBA Championship; the Rangers' 1994 Stanley Cup Championship; three Democratic National Conventions and one Republican National Convention; a landmark visit from Pope John Paul II; Marilyn Monroe's famous birthday serenade to President John F. Kennedy; Frank Sinatra's "Main Event" concert in 1974; Elton John's record 62 performances; Billy Joel's record-setting 12 consecutive sold-out shows; the only U.S. concerts from the reunited Cream; the 25th Anniversary Rock and Roll Hall of Fame concerts; and three prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, The Concert for Bangladesh in 1972, as well as The Concert for New York City, following the events of 9/11 and From the Big Apple to the Big Easy, following Hurricane Katrina in 2005.
The current Madison Square Garden Complex, located between 31st and 33rd Streets and Seventh and Eighth Avenues on Manhattan's West Side, opened on February 11, 1968, with a salute to the U.S.O., hosted by Bob Hope and Bing Crosby. From a structural standpoint, the construction of the current Garden was considered an engineering wonder for its time, including its famous circular shape and unique, cable-supported ceiling, which contributes to its intimate feel. It was the first large structure built over an active railroad track. The builder, R.E. McKee, had a national reputation and was later recognized as a "Master Builder" by the construction industry. Architect Charles Luckman had one of the largest firms in the country and designed such buildings as the Prudential Center in Boston, NASA's flight center in Houston and the Forum in Inglewood, California.
We own the Madison Square Garden Complex, the platform on which it is built and the development rights (including air rights) above our property. Madison Square Garden sits atop Pennsylvania Station, a major commuter hub in Manhattan, which is owned by the National Railroad Passenger Corporation (Amtrak). While the development rights we own would permit us to expand in the future, any such use of development rights would require various approvals from the City of New York. With the completion of the Transformation in 2013, The Garden will, once again, seat up to approximately 21,000 spectators for sporting and entertainment events. The Garden, along with The Theater at Madison Square Garden, contains approximately 1,000,000 square feet of floor space over 11 levels.
The Madison Square Garden Arena Transformation
We completed the first year of our three-year state-of-the-art Transformation in the fall of 2011 and have already started to realize transformation-driven growth across several categories, including tickets, suites, sponsorships, food, beverage and merchandise sales. The Garden is currently in its second offseason shutdown and we believe that the Transformation of The Garden has had, and once completed, will continue to have multiple benefits, including:

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
The Transformation is an example of our strategic commitment to invest in our core assets and continue to provide the kind of historic, unforgettable experiences that have long been a key component of our business. Focused on the total fan experience, the Transformation is designed to benefit everyone in attendance, from the first row to the last, whether they are first time visitors, season ticket subscribers, athletes, suite holders or marketing partners. Our customers are already benefiting from the first phase of the Transformation and, once the project is complete, will have access to a full list of amenities that includes: improved sight lines; additional entertainment and dining options; new concourses; upgraded hospitality areas; views of the city; new technology; and a completely transformed interior. The intimacy of the arena bowl and The Garden's world famous ceiling will be maintained, and an homage to the building's storied history is planned. The current Transformation plan, which is intended to ensure that attending an event at The Garden is unlike anywhere else, is specifically highlighted by:

•	The new Chase Square 7th Avenue entrance, which will nearly double the previous entrance in size and features interactive kiosks, retail space, climate controlled space, and broadcast area;

•	Public concourses doubling or tripling in size, some with spectacular city views;

•	A new wide selection of food and beverage options, including exclusive food offerings from our MSG Signature Collection, featuring some of New York's top chefs;

•	Larger, more comfortable seats;

•	Improved upper bowl sightlines that will put patrons over 17 degrees closer to the action;

•	Two new one-of-a-kind bridges that will provide great views of the arena floor and offer a unique perspective for fans, which we refer to as the Chase Bridges;

•	State-of-the-art lighting, sound and LED video systems in high definition, and new fiber-optic cabling throughout the building;

•	Improved locker rooms, dressing rooms, green rooms and production offices;

•	Additional bathrooms with 50% more capacity; and

•	Corporate offerings that include:

◦	20 Event Level suites that offer a lounge/entertaining atmosphere;

◦	58 Madison Level suites that are 40% larger than our previous suite offerings and located as close as 23 rows up from the arena floor;

◦	18 remodeled 9th floor Garden Level suites; and

◦	Three new club spaces: the 1879 Club presented by J.P. Morgan, the Delta SKY360 Club on the Event Level and the Madison Club on the 7th Floor of the arena.
See "Item 1A. Risk Factors — General Risks — We Have Undertaken an Extensive Transformation of The Garden, the Cost, Timing and Revenue Impact of Which are Uncertain" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview" for additional information on the Transformation, including risks associated with the project.
The Theater at Madison Square Garden
The Theater at Madison Square Garden, which has approximately 5,600 seats, opened as part of the fourth Madison Square Garden Complex in 1968, with seven nights of performances by Judy Garland. Since then, some of the biggest names in the music world have played the theater, including Bob Dylan, Diana Ross, Elton John, James Taylor, Melissa Etheridge, Neil Young, Radiohead, The Doors and Van Morrison. The Theater at Madison Square Garden has also hosted boxing events, the NBA Draft, as well as award shows such as The Daytime Emmys and the Essence Awards. We also host a variety of theatrical productions, family shows and other special events in the theater, including Peter Pan, Sesame Street Live and Disney's Phineas and Ferb. Despite being closed for a significant period due to the Transformation, The Theater at Madison Square Garden is the third-highest grossing entertainment venue of its size in the world, based on Billboard Magazine's 2011 full year rankings.
Radio City Music Hall
Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first built by theatrical impresario S.L. "Roxy" Rothafel in 1932. Known as "The Showplace of the Nation" it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Perhaps best known as home to the country's number one live holiday family show, the Radio City Christmas Spectacular, starring the world-famous Rockettes, Radio City Music Hall also hosts concerts, family shows and special events, such as the NFL Draft. See "— MSG Entertainment — Our Productions." In 2009, Billboard Magazine ranked Radio City Music Hall the number one venue of the decade in its respective class based upon gross ticket sales. In 2011, Billboard Magazine also ranked Radio City Music Hall the highest-grossing entertainment venue of its size in the world based on the magazine's full year rankings and presented Radio City Music Hall with the Top Venue (under 10,000 seats) award at its annual Billboard Touring Awards.
Built for approximately $8 million in 1932, Radio City Music Hall was designated a New York City landmark in 1979 and a National Historic Landmark in 1987. We acquired the lease in 1997, and in 1999, in another example of our commitment to invest in our core assets to help drive our long-term business, we invested approximately $70 million on a complete restoration that returned the legendary theater to its original grandeur. Our acclaimed restoration included burnishing the ceilings of Radio City Music Hall with 720,000 sheets of gold and aluminum leaf, replacing the existing stage curtain with a new 112-foot wide golden silk curtain, and replacing its approximately 6,000 seats. All furniture, wall fabric, carpeting, lighting fixtures and appointments were cleaned, repaired or remade, and the three-story tall mural "The Fountain of Youth," by Ezra Winter, which looms above the grand staircase, was cleaned of decades of grime, varnish and polyurethane. State-of-the-art sound systems, lighting and HDTV capabilities were also installed.
We lease Radio City Music Hall, located at Sixth Avenue and 50th Street in Manhattan, pursuant to a long-term lease. The lease on Radio City Music Hall expires in 2023. We have the option to renew the lease for an additional ten years by providing two years' notice prior to the initial expiration date.
The Beacon Theatre
In November 2006, we entered into a long-term lease agreement to operate the legendary Beacon Theatre, a venue with approximately 2,800 seats, which sits on the corner of Broadway and 74th Street in Manhattan. The Beacon Theatre was conceived of by S. L. "Roxy" Rothafel and is considered the "older" sister to Radio City Music Hall. Designed by Chicago architect Walter Ahlschlager, the Beacon Theatre opened in 1929 as a forum for vaudeville acts, musical productions, drama, opera, and movies. In 1979, the Beacon Theatre was designated a New York landmark building by the NYC Landmarks Preservation Commission and a national landmark on the National Register of Historic Places. Over its history, the Beacon Theatre has been a venerable rock and roll room for some of the greatest names in music including The Allman Brothers Band, Steely Dan, Sting, Elton John, Eddie Vedder and Elvis Costello. The Beacon Theatre has also staged operatic events, including

Madame Butterfly in 1988, and has hosted numerous luminaries, including His Holiness the Dalai Lama in 1999 and 2009, and President Bill Clinton in 2006, when the Rolling Stones played a private concert in honor of his 60th birthday.
In order to ensure that we could deliver a first-class experience to customers and performers, in August of 2008 we closed the Beacon Theatre for a seven-month restoration project to return the theater to its original 1929 grandeur, at a cost of approximately $17 million. The restoration of the Beacon Theatre focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, on-site examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall, and reflects our commitment to New York City, which we believe should have the world's most iconic venues that provide unforgettable experiences for millions of patrons every year. The Beacon Theatre was the third-highest grossing entertainment venue of its size in the world, based on Billboard Magazine's 2011 full year rankings.
Our lease on the Beacon Theatre expires in 2026.
The Chicago Theatre
In October 2007, to extend our presence outside of New York and provide us with an anchor for content and distribution in a key market in the Midwest, we purchased the legendary Chicago Theatre, a venue with approximately 3,600 seats. The Chicago Theatre, which features its famous six-story-high "C-H-I-C-A-G-O" marquee, was built in 1921 and designed in the French Baroque style by architects Cornelius W. Rapp and George L. Rapp. It is the oldest surviving example of this architectural style in Chicago today, and was designated a Chicago landmark building in 1983 by the Mayor of Chicago and the Chicago City Council.

Today, The Chicago Theatre has become a highly attractive destination for concerts, comedy shows and other live events, hosting a wide range of entertainers, such as Bob Dylan, Mumford & Sons, Death Cab for Cutie, Steve Winwood, Chris Rock, Kanye West, Conan O'Brien, Kathy Griffin and Steely Dan. The venue has also hosted theatrical tours, including Joseph and the Amazing Technicolor Dreamcoat and A Christmas Story. While continuing to present first-class concert events, we also continue to diversify The Chicago Theatre's entertainment offerings. The Chicago Theatre is the seventh highest-grossing entertainment venue of its size in the world, based on Billboard Magazine's 2011 full year rankings.
When we acquired The Chicago Theatre, we assumed certain obligations of the previous owner contained in a redevelopment agreement between that owner and the City of Chicago, all of which expire in 2014. Until the expiration of those obligations, we are required to obtain the approval of the City of Chicago in connection with any sale of The Chicago Theatre.
The Forum
In June 2012, we expanded our geographic footprint with the purchase of the Forum in Inglewood, California and have plans to renovate the historic venue, which serves the Greater Los Angeles area.  The acquisition of the Forum, with approximately 17,000 seats, establishes a significant West Coast presence for our Company and provides us with iconic arenas in each of the country's two largest entertainment markets. We believe that, with our planned renovation, the Forum will once again become a thriving destination for both music and family entertainment.
The Forum was designed by renowned architect, Charles Luckman, who also designed The Garden.  Since opening in 1967, the historic venue has played host to some of the greatest musical performers of all time, including The Rolling Stones, The Jackson 5, Bob Dylan, Led Zeppelin, Madonna, Van Halen, The Foo Fighters, Coldplay and many others.  In addition, the Forum was home to the Los Angeles Lakers and Kings until 1999.
The Wang Theatre
Since August 2008, we have had a booking agreement with respect to the historic Wang Theatre in Boston. Under the booking agreement, we have been utilizing our diverse relationships and experience in event production and entertainment marketing to increase the quantity and diversity of performances staged at the Wang Theatre. These performances include theatrical productions and family shows, such as MSG Entertainment's Radio City Christmas Spectacular, Yo Gabba Gabba!, and concerts, such as multi-night runs by Steely Dan, Sting, Jerry Seinfeld, Furthur and performances from Leonard Cohen, Wilco, Janet Jackson and The Shins. The Wang Theatre seats approximately 3,600. The Wang Theatre is the eighth highest grossing entertainment venue of its size in the world, based on Billboard Magazine's 2011 full year rankings.
Our booking agreement expires in 2019. We have the option to renew the agreement at that time for an additional ten years.

Garden of Dreams Foundation
Madison Square Garden also has a close association with the Garden of Dreams Foundation, a non-profit charity. This foundation is dedicated to making dreams come true for children facing obstacles. Working with 22 organizations in New York, New Jersey and Connecticut, including hospitals, wish organizations, homeless shelters, foster care organizations and community-based organizations, the Garden of Dreams Foundation utilizes the power and magic of The Madison Square Garden Company and its venues to bring joy and happiness to children facing obstacles. The Garden of Dreams Foundation activities include events with the Knicks, Rangers, Liberty, MSG Network and Fuse; special celebrations and event attendance at The Garden, Radio City Music Hall and the Beacon Theatre; visits by Madison Square Garden celebrities; the Garden of Dreams Talent Show, where children perform on the Great Stage at Radio City Music Hall; a "Dream Week," where children experience all areas of The Garden during a week in the summer; toy and coat drives; and the "Make A Dream Come True Program," where children enjoy unforgettable experiences with celebrities and at events. Additionally, MSG Media hosts "classroom" programs that teach teens the inner workings of the television industry.
The depth of The Madison Square Garden Company's relationship with the Garden of Dreams Foundation, which is actively integrated with each of our business segments, reflects our commitment to positively impact our community. Since its inception in 2006 through fiscal year 2012, the Garden of Dreams Foundation and Madison Square Garden have created once-in-a-lifetime experiences for more than 209,000 tri-state area children facing obstacles.
Regulation
Regulation of Our Sports and Entertainment Businesses
Our sports and entertainment businesses are subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.
In addition, many of the events produced or promoted by our sports and entertainment businesses are presented in our venues which are, like all public spaces, subject to building and health codes and fire regulations imposed by the state and local governments in the jurisdictions in which our venues are located. These venues are also subject to zoning and outdoor advertising regulations, which restrict us from making certain modifications to our facilities as of right or from operating certain types of businesses. These venues also require a number of licenses in order for us to operate, including occupancy permits, exhibition licenses, food and beverage permits, liquor licenses and other authorizations. In addition, our venues are subject to the federal Americans with Disabilities Act, which requires us to maintain certain accessibility features at each of our facilities. See "Item 1A. Risk Factors — General Risks — We are Subject to Extensive Governmental Regulation and Our Failure to Comply With These Regulations Could Negatively Affect our Business, Results of Operations and Financial Condition."
The professional sports leagues in which we operate, primarily the NBA and NHL, claim the right under certain circumstances to regulate important aspects of our sports business and our team-related interactive businesses. See "— Our Business — MSG Sports — The Role of the Leagues in Our Operations."
Regulation of Our Media Business
The Federal Communications Commission ("FCC") imposes regulations directly on programming networks and also imposes regulations on cable television operators and satellite operators that affect programming networks indirectly. In addition, cable television programming networks, such as our MSG Networks and Fuse, are also regulated by the FCC in certain respects because they are affiliated with a cable television operator like Cablevision.
Closed Captioning
Certain of our networks must provide closed captioning of programming for the hearing impaired. We are also required to provide closed captioning on certain video programming delivered via the Internet.

Advertising Restrictions on Children's Programming
Any of our programming and associated Internet web sites intended primarily for children under 12 years of age must comply with certain limits on advertising.
Obscenity Restrictions
Cable operators and other distributors are prohibited from transmitting obscene programming, and our affiliation agreements generally require us to refrain from including such programming on our networks.

Program Access
The "program access" provisions of the Federal Cable Act generally require satellite-delivered video programming in which a cable operator holds an attributable interest, as that term is defined by the FCC, to be made available to all multichannel video programming providers, including satellite providers and telephone companies, on nondiscriminatory prices, terms and conditions, subject to certain exceptions specified in the statute and the FCC's rules. For purposes of these rules, the common directors and five percent or greater voting stockholders of Cablevision and the Company are deemed to be cable operators with attributable interests in Madison Square Garden. As long as we continue to have common directors and major stockholders with Cablevision, our satellite-delivered video programming services will remain subject to the program access provisions.

In 2010, the FCC extended the program access rules to terrestrially-delivered programming by entities deemed affiliated with cable operators under those rules. The rules compel the licensing of such programming on nondiscriminatory price, terms and conditions in response to a complaint by a multichannel video programming distributor if the complainant can demonstrate that the lack of such programming, undue influence by the cable operator affiliate, or discrimination in the price, terms, or conditions for such programming significantly hinders or prevents the distributor from providing satellite cable programming. Under the program access rules, the FCC has required us to license our terrestrially-delivered MSG HD and MSG+ HD services to Verizon and AT&T.
Until October 2012, unless extended by the FCC, these rules also prohibit us from entering into exclusive contracts with cable operators for distribution of our satellite-delivered video programming services. The FCC is seeking comment on whether to extend the exclusivity ban beyond October 2012, allow the ban to sunset completely or partially, and whether, if the ban is extended, a cable operator should be permitted to petition for repeal of the exclusivity ban in markets where the cable operator faces competition from other video programming distributors. The FCC also has solicited comment on whether treatment of volume price discounts under its anti-discrimination rules should be modified, or whether its program access rules should be revised to address uniform price increases by programmers affiliated with a cable operator. The Company has submitted its comments to the FCC.
On September 16, 2010, DISH Network has filed a program access complaint at the FCC alleging, among other things, that the terms and conditions we offered DISH Network for carriage of our networks were discriminatory and unfair. We are vigorously contesting this complaint and believe such claims are without merit.
Program Carriage
In 2011, the FCC sought comment on proposed changes to the rules governing carriage agreements between cable programming networks and cable operators or other multichannel video distributors. Some of these changes could give an advantage to cable programming networks that are not affiliated with any distributor and make it easier for those programming networks to challenge a distributor's decision to terminate a carriage agreement or to decline to carry a network in the first place.
Wholesale "A La Carte"
In 2007, the FCC sought comment on whether cable programming networks require programming distributors to purchase and carry undesired programming in return for the right to carry desired programming and, if so, whether such arrangements should be prohibited. To date, the FCC has taken no regulatory action on this issue.
Effect of "Must-Carry" Requirements
The FCC's implementation of the statutory "must-carry" obligations requires cable and satellite operators to give broadcasters preferential access to channel space. This may reduce the amount of channel space that is available for carriage of our networks by cable television systems and satellite operators.
Satellite Carriage
All satellite carriers must under federal law offer their service to deliver Madison Square Garden's and its competitors' programming networks on a nondiscriminatory basis (including by means of a lottery). A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage.
Media Ownership Restrictions
FCC rules set media ownership limits that restrict, among other things, the number of daily newspapers and radio and TV stations in which a single entity may hold an attributable interest as that term is defined by the FCC. The fact that the common directors and five percent or greater voting stockholders of Cablevision and the Company currently hold attributable interests in each of the companies for purposes of these rules means that these cross ownership rules may have the effect of limiting the activities or strategic business alternatives available to us, at least for as long as we continue to have common directors and major stockholders with Cablevision.
Website and Mobile Application Requirements
Madison Square Garden maintains various web sites and mobile applications that provide information and content regarding its businesses and may offer merchandise for sale. The operation of these web sites and applications may be subject to a range of federal, state and local laws such as privacy and consumer protection regulations. The online and mobile operations relating to our sports teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See "— Our Business — MSG Sports — The Role of the Leagues in Our Operations."
Competition
Competition in Our Sports Business
Our sports business operates in a market in which numerous sports and entertainment opportunities are available. In addition to the NBA, NHL and WNBA teams that we own and operate, the New York City metropolitan area is home to two Major League Baseball teams (the Yankees and the Mets), two National Football League teams (the Giants and the Jets), two additional NHL teams (the Islanders and Devils), a second NBA team (the Nets) and a Major League Soccer franchise (the Red Bulls). In addition, there are a number of other amateur and professional teams that compete in other sports, including at the collegiate and minor league levels. New York is also home to the US Open tennis event each summer, as well as many other non-sports related entertainment options.
As a result of the large number of options available, we face strong competition for the general New York area sports fan. We must compete with these other sporting events in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games and the prices we charge for our tickets. In addition, for fans who prefer the unique experience of NHL hockey, we must compete with the Islanders and Devils as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete, in varying respects and degrees, with the Nets, which will play at a new arena beginning October 2012, as well as other NBA teams and the NBA itself. In addition, we also compete to varying degrees with other productions and live entertainment events for advertising and sponsorship dollars.
See "Item 1A. Risk Factors Risks Relating to Our Sports Business — Our Sports Business Faces Intense and Wide-Ranging Competition, Which May Have a Negative Effect on Our Profitability."
Competition in Our Entertainment Business
Our entertainment business competes, in certain respects and to varying degrees, with other live performances, sporting events, movies, home entertainment (including the Internet and online services, television, home video and gaming devices) and the large number of other entertainment and public attraction options available to members of the public. Our businesses, such as our live productions and our sporting events, typically represent alternative uses for the public's entertainment dollar. The primary geographic area in which we operate, New York City, is among the most competitive entertainment markets in the world, with the world's largest live theater industry and extensive performing arts venues, eleven major professional sports teams, numerous museums, galleries and other attractions, and numerous movie theaters available to the public. In September 2012, an 18,000 seat arena, is expected to open in Brooklyn, New York. Our venues outside of New York City similarly compete with other entertainment venues and options in their respective markets. We compete with these other entertainment options on the basis of the quality of our productions and the public's interest in our content, as well as on the price of our tickets and the quality and location of our venues.
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
See "Item 1A. Risk Factors — Risks Relating to Our Entertainment Business — Our Entertainment Business Faces Intense and Wide-Ranging Competition Which May Have a Negative Effect on Our Profitability."

Competition in Our Media Business
Distribution of Programming Networks
The business of distributing programming networks to cable television systems and satellite, telephone and other multichannel video programming distributors ("Distributors") is highly competitive. Our programming networks face competition from other programming networks for the right to be carried by a particular Distributor, and for the right to be carried on the service tier that will attract the most subscribers. Once our programming network is carried by a Distributor, that network competes for viewers not only with the other channels available through the Distributor, but also with television, pay-per-view channels and video on demand channels, as well as Internet and online services, mobile applications, radio, print media, motion picture theaters, DVDs, and other sources of information, sporting events and entertainment. Important to our success in each area of competition MSG Media faces are the prices we charge for our programming networks; the quantity, quality and variety of programming offered on our networks; and the effectiveness of our networks' marketing efforts.
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
New or existing programming networks that are owned by or are affiliates of broadcasting networks like NBC, ABC, CBS or FOX may also have a competitive advantage over our networks in obtaining distribution through the "bundling" of agreements to carry those programming networks with the agreements giving the cable system or other Distributor the right to carry a station affiliated with the network.
See "Item 1A. Risk Factors — Risks Relating to Our Media Business — Our Media Business Faces Intense and Wide-Ranging Competition Which May Have a Negative Effect on Our Profitability."
Sources of Programming
We also compete with other programming networks to secure desired programming, including sports-related and music-related programming, although some of our programming is generated internally through our ownership of sports teams, ownership and operation of venues and our efforts in original programming. Competition for programming will increase as the number of programming networks increases. Other programming networks that are affiliated with or otherwise have larger relationships with programming sources such as movie or television studios, film libraries, record labels or sports teams may have a competitive advantage over us in this area.

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
Competition for Sports Programming Sources
Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our sports networks. We own the programming rights to the Knicks, the Rangers and the Liberty. We also have in place long-term rights agreements covering the media rights to the Islanders, Devils and Sabres. Our rights with respect to these professional teams may be limited in certain circumstances. See "— Our Business — MSG Sports — The Role of the Leagues in Our Operations." Our programming networks compete for telecast rights for other teams or events principally with national or regional cable networks that specialize in or carry sports programming; television "superstations" which distribute sports and other programming by satellite; local and national commercial broadcast television networks; and independent syndicators that acquire and resell such rights nationally, regionally and locally. Some of our competitors may own or control, or are owned or controlled by, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their systems. Our programming networks may also compete with Internet and mobile-based distributors of sports programming.

The increasing amount of sports programming available on a national basis, including pursuant to national rights arrangements (e.g., NBA on ABC, ESPN, and TNT and NHL on NBC and NBC Sports Network), as part of league-controlled sports networks (e.g., NBA TV and NHL Network), and in out-of-market packages (e.g., NBA League Pass and NHL Center Ice), may have an adverse impact on our competitive position as our programming networks compete for distribution and for viewers.
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
Employees
As of June 30, 2012 we had 1,453 full-time union and non-union employees and 7,065 part-time union and non-union employees. Approximately 65% of our employees were represented by unions as of June 30, 2012. Labor relations in general and in the sports and theater industry in particular can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
The NHL players and the NBA players are covered by CBAs between the National Hockey League Players' Association ("NHLPA") and the NHL and between the National Basketball Players Association ("NBPA") and the NBA, respectively. Both the NHL and the NBA have experienced labor difficulties in the past and may have labor issues in the future. On June 30, 2011 the prior CBA between the NBA and NBPA expired and there was a work stoppage for approximately five months until a new CBA was entered into on December 8, 2011. The current CBA between the NHL and NHLPA is scheduled to expire on September 15, 2012. See Item 1A. "Risk Factors — General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations."
Financial Information about Segments and Geographic Areas
Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States and are primarily concentrated in New York City. Financial information by business segments for the fiscal year 2012, the six months ended June 30, 2011 and for each of the years ended December 31, 2010 and 2009 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Financial Statements and Supplementary Data," which are in Part II, Items 7 and 8, respectively, of this Annual Report on Form 10-K.
Item 1A. Risk Factors
Risks Relating to Our Sports Business
Our Sports Business Faces Intense and Wide-Ranging Competition, Which May Have a Negative Effect on Our Profitability.
The success of a sports business, like ours, is dependent upon the performance and/or popularity of its franchises. Our Knicks and Rangers franchises compete, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, mobile applications and other alternative sources. For example, our sports teams compete for attendance, viewership and advertising with a wide range of alternatives available in the New York City metropolitan area. During some or all of the basketball and hockey seasons, our sports teams face competition, in varying respects and degrees, from professional baseball (including the Yankees and the Mets), professional football (including the Giants and the Jets) and each other. For fans who prefer the unique experience of NHL hockey, we must compete with two other hockey teams located in the New York City metropolitan area (the Islanders and Devils) as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete, in varying respects and degrees, with another NBA team located in the New York City metropolitan area (the Nets), which may competitively benefit from a new arena expected to open in Brooklyn, New York in September 2012, as well as with other NBA teams and the NBA itself.
As a result of the large number of options available, we face strong competition to attract sports fans in the New York City metropolitan area, nationally and globally. We must compete with these other sports teams and sporting events, in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games, prices we charge for tickets and the viewing availability of our teams on multiple media alternatives. Given the nature of sports, there can be no assurance that we will be able to compete effectively, including with companies that may have greater resources than we have, and as a consequence, our operating margins and market position could be reduced and the growth of our business inhibited.
Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Negatively Affect Our Financial Performance.
Creating and maintaining our sports teams' popularity and/or on-court and on-ice competitiveness is key to the success of our sports business. Accordingly, efforts to improve our revenues and earnings from operations from period to period may be secondary to actions that management believes will generate long-term value. As with other sports teams, the competitive positions of our sports teams depends primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. Our efforts in this regard may include, among other things, trading for highly compensated players, signing draft picks, free agents or current players to new contracts, engaging in salary arbitration with existing players and terminating and waiving players. Any of these actions could increase expenses for a particular period, subject to any salary cap restrictions contained in the respective leagues' collective bargaining agreements. There can be no assurance that any actions taken by management to increase our long-term value will be successful.
A significant factor in our ability to attract and retain talented players is player compensation. NBA and NHL player salaries have generally increased significantly and may continue to increase. Although collective bargaining agreements between the NBA and the NBPA and the NHL and the NHLPA generally cap league-wide player salaries at a prescribed percentage of league-wide revenues, we may pay our players different aggregate salaries and a different proportion of our revenues than other NBA or NHL franchises. Future collective bargaining agreements may increase the percentage of league-wide revenues to which NBA or NHL players are entitled or impose other conditions, which may further increase our costs. In addition, we may also be obligated to pay the NBA a luxury tax each year, the calculation of which is determined by a formula based on the aggregate salaries paid to our NBA players. To the extent that our aggregate player salaries exceed the luxury tax threshold under the new NBA CBA, the luxury tax rate beginning with the 2013-14 season will be substantially higher than the tax rate that would have been owed under the prior NBA CBA (or under the existing NBA CBA for the 2011-12 and 2012-13 seasons). We expect to be an NBA luxury tax payer in fiscal year 2013. See "Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — MSG Sports — NBA Luxury Tax." The current CBA between the NHL and the NHLPA is scheduled to expire on September 15, 2012. Significant increases in players' salaries, NBA luxury tax payments and/or the impact of a new NHL CBA could have a material negative effect on our business, results of operations and cash flows if the increases are not offset by adequate increases in revenue. See "— General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations."
We have incurred, and may in the future incur, significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. These expenses add to the volatility of the results of our MSG Sports segment.
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
The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the national and international rights to telecast the games of league members, including the Knicks and the Rangers, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our teams and the leagues, and the Internet activities of our teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. We receive a share of the income the NBA and the NHL generate from these contracts, which expire from time to time. There can be no assurance that the NBA or the NHL will be able to renew these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. Changes to national and international telecast rights could also impact the availability of games covered by our local telecast rights and could affect our revenues. The leagues have asserted control over certain other important decisions, under certain circumstances, such as the length and format of the playing season, including preseason and playoff schedules, the operating territories of the member teams, admission of new members, franchise relocations, labor relations with the players associations, collective bargaining, free agency, and luxury taxes and revenue sharing. Decisions on these matters, some of which are also subject to the terms of the relevant collective bargaining agreement, may materially affect our business. In addition, the NBA imposes a luxury tax and escrow system with respect to player salaries and a revenue sharing plan. We anticipate that the Knicks will be required to contribute a substantially greater amount under the revenue sharing plan that was instituted beginning in the 2011-12 season than under the prior revenue sharing plan. For fiscal year 2012, the Knicks recorded approximately $13,465 (including $1,063 related to the playoffs) in revenue sharing expenses for the 2011-12 season, net of estimated escrow receipts. The actual amounts for the 2011-12 season may vary significantly from the estimate based on actual operating results for the league and the teams for the season and other factors. In addition, given our expectation of continued revenue growth, actual operating results of the league and the teams and other factors, we expect our NBA revenue sharing obligations in subsequent seasons to grow substantially. Beginning with the 2013-14 NBA season, the NBA luxury tax rate, to the extent we are a luxury tax payer, will be substantially higher than in prior years. The NHL CBA also imposes an escrow system and a revenue sharing system. See "— General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations." and "— Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Negatively Affect Our Financial Performance."
The NBA and the NHL have imposed certain restrictions on the ability of owners to undertake some types of transactions in respect of teams, including a change in ownership, a relocation of a team and certain types of financing transactions. In certain instances, these restrictions could impair our ability to proceed with a transaction that is in the best interest of the Company and its shareholders if we were unable to obtain required league approvals in a timely manner or at all.
The leagues impose certain rules that define, under certain circumstances, the territories in which we operate, including the markets in which we telecast games. Changes to these rules could have a material negative effect on us.
Each league's governing body has imposed a number of rules, regulations, guidelines, bulletins, directives, policies and agreements upon its teams. Changes to these provisions may apply to our sports teams and their personnel, and the Company as a whole, regardless of whether we agree or disagree with such changes, have voted against such changes or have challenged them through other means, and it is possible that any such changes could materially negatively affect our business to the extent they are ultimately determined to bind our teams. The commissioners of each of the NBA and NHL assert significant authority to take certain actions on behalf of their respective leagues under certain circumstances. Decisions by the commissioners of the NBA and the NHL, including on the matters described above, may negatively affect our businesses. The leagues' governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself.
The NHL CBA is scheduled to expire on September 15, 2012. The NHL's salary cap, escrow and revenue sharing systems, which are set forth in, and impacted by, the terms of the CBA, may change in connection with a new NHL CBA. The impact of any such changes, if they were to occur, are not known at this time, but could be significant to the Company. See "— General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations."
Injuries to Players on Our Sports Teams Could Hinder Our Success.
To the degree that our financial results are dependent on our sports teams' popularity and/or on-court and on-ice success, the likelihood of achieving such popularity or competitive success may, given the nature of sports, be substantially impacted by serious and/or untimely injuries to key players. Nearly all of our Knicks and Rangers players, including those with multi-year contracts, have partially or fully guaranteed contracts, meaning that in some cases (subject to the terms of the applicable player contract and collective bargaining agreement), a player or his estate may be entitled to receive his salary even if the player dies or is unable to play as a result of injury. These salaries represent significant financial commitments for our sports teams. We are generally insured against having to pay salaries in the event of a player's death and seek to obtain disability insurance policies for substantially all of our material player contracts. In the event of injuries sustained resulting in lost services (as defined in the insurance policies), generally the insurance policies provide for payment to us of a portion of the player's salary for the remaining term of the contract or until the player can resume play, in each case following a deductible number of missed games. Such insurance may not be available in every circumstance or on terms that are commercially feasible or such insurance may contain significant dollar limits and/or exclusions from coverage for preexisting medical conditions. We may choose not to obtain (or may not be able to obtain) such insurance in some cases and we may change coverage levels (or be unable to change coverage levels) in the future.
In the absence of disability insurance, we may be obligated to pay all of an injured player's salary. In addition, player disability insurance policies do not cover any NBA luxury tax that we may be required to pay under the NBA CBA. For purposes of determining NBA luxury tax under the NBA CBA, salary payable to an injured player is included in team salary, unless and until that player's salary is removed from the team salary for purposes of calculating NBA luxury tax which, pursuant to the terms of the NBA CBA, requires a waiting period of one year and satisfaction of other conditions. Replacement of an injured player may result in an increase in salary and NBA luxury tax expense for us.
Risks Relating to Our Entertainment Business
Our Entertainment Business Faces Intense and Wide-Ranging Competition Which May Have a Negative Effect on Our Profitability.
Our entertainment business competes, in certain respects and to varying degrees, with other leisure-time activities such as television, radio, motion picture, Broadway shows, sporting events, the Internet and online services, including sites for online music services and content distribution, home video and other alternative sources of entertainment and information, in addition to competing concert and event venues for total entertainment dollars in our marketplace. The success of our entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular, and, to a lesser extent, the availability of, and our venues' ability to attract concerts, family shows and other events, competition for which is intense and the ability of acts to attract arena-sized capacities. For example, The Garden, The Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York City metropolitan area. The Forum, The Chicago Theatre and the Wang Theatre face similar competition from other venues in their respective markets and elsewhere.
Further, in order to maintain the competitive positions of The Garden and our other venues, we must invest on a continuous basis in state-of-the-art technology and facility maintenance while maintaining a competitive pricing structure for events that may be held in our venues, many of which have alternative venue options available to them in New York and other cities. In addition, we invest a substantial amount in our Radio City Christmas Spectacular and in new productions, to continue to attract our audiences. We cannot assure you that such investments will generate revenues that are sufficient to justify our investment or even that exceed our expenses.
The Success of Our Entertainment Business Depends on the Continued Popularity of Our Live Productions, Particularly the Radio City Christmas Spectacular the Decline of Which Could Have a Negative Impact on Our Revenues.
The financial results of our entertainment business are dependent on the popularity of our live productions, particularly the Radio City Christmas Spectacular. In particular, our entertainment business depends on the continuing popularity of the Radio City Christmas Spectacular at Radio City Music Hall, which represented 36% of our MSG Entertainment segment's revenues in our fiscal year 2012. Should the popularity of the Radio City Christmas Spectacular decline, our revenues from ticket sales, and concession and merchandise sales would likely also decline, and we might not be able to replace the lost revenue with revenues from other sources.
Our Strategy for Our Entertainment Business Includes the Development of New Live Productions and the Possible Addition of New Venues, Each of Which Could Require Making Considerable Investments for Which There Can Be No Guarantee of Success.
As part of our business strategy, we intend to develop new productions, and live entertainment events, which may include expansions of our existing productions or relationships or the creation of entirely new live productions. Expansion of productions or the development of new productions could require significant upfront investment in sets, staging, creative processes, casting and advertising and dislocation of other alternative sources of entertainment that may have played in our venues absent these productions. For example, we are investing in a large-scale theatrical production for the Radio City Music Hall. To the extent that any efforts at expanding productions or creating new productions do not result in a viable live show, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may be subject to a write-down of all or a portion of such investments. For example, in 2010 we incurred an impairment charge related to a co-production with Cirque du Soleil.
Our strategy also involves the possible addition of venues, including in additional major markets beyond New York, Los Angeles, Chicago and Boston. Any such additions may involve purchasing or acquiring control of existing venues, renovating acquired venues or constructing new venues and could require significant investment. In pursuing such an expansion strategy, we will face risks, potentially including risks associated with the construction of new facilities or renovations of existing facilities, such as cost overruns and construction delays, risks associated with financing, such as the potential lack of availability of adequate financing to commence or complete an acquisition, development or renovation, risks associated with operating in new markets and the risk that we may lose all or a part of our investment in any additional venues. We plan to renovate the Forum, the iconic arena in Inglewood, California, which we acquired in June 2012. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview."

Risks Relating to Our Media Business
Our Media Business Faces Intense and Wide-Ranging Competition Which May Have a Negative Effect on Our Profitability.
Our media business competes, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video on demand, and other content offered on cable television and other programming distribution systems. We also compete for viewers and advertisers with other television networks, radio, motion picture theaters, home video, the Internet and online services, mobile media and other sources of information and entertainment and advertising services. Important competitive factors are the prices charged for programming, the quantity, quality (in particular, the on-court and on-ice performance of our sports teams as well as other teams whose media rights we control) and the variety of the programming offered and the effectiveness of marketing efforts. Additionally, video content delivered directly to viewers over the Internet competes with our programming networks for viewership.
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
We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. Additionally, we must adapt to changing consumer behavior driven by advances such as digital video recorders (or "DVRs"), video on demand, Internet-based and online content delivery and mobile devices. Such changes may impact the revenues we are able to generate from our traditional distribution methods, either by decreasing the viewership of our programming networks on cable and other multichannel video distribution systems or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there could be a negative effect on our business.
The Success of Our Media Business Also Depends on Affiliation Fees, and on Agreements with a Limited Number of Distributors of Our Programming, the Loss of Which or Renewal of Which on Less Favorable Terms Could Negatively Affect Our Results of Operations.
Our media business derives much of its revenues from affiliation fees paid by Distributors that provide video service, as well as sales of advertising. Changes in affiliation fee revenues result from a combination of changes in rates and/or changes in subscriber counts, factors that may be largely out of our control.
Our success is dependent upon the existence and terms of agreements between our programming networks and Distributors. Existing affiliation agreements of our programming networks expire at various dates. We cannot provide assurances that we will be able to renew these affiliation agreements, or to obtain terms similar to our existing agreements in the event of a renewal.
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
The pay television industry is highly concentrated, with a relatively small number of Distributors serving a significant percentage of pay television subscribers nationally and in the MSG Networks' operating territory. The loss of any of our significant Distributors or the failure to renew on terms similar to our existing agreements could severely impact our business and results of operations.
Further consolidation in the pay television industry may lead to further concentration nationally and in the MSG Networks' operating territory. In some cases, if a Distributor is acquired, the affiliation agreement of the acquiring Distributor will govern following the acquisition. In those circumstances, the acquisition of a Distributor that is a party to one or more affiliation agreements with us on terms that are more favorable to us could have a material negative impact on our business and results of operations.
We Derive Substantial Revenues from the Sale of Advertising Time and Those Revenues Are Subject to a Number of Factors, Many of Which Are Beyond Our Control.
Our media business is dependent on advertising revenues, which, in turn, depend on a number of factors, many of which are beyond our control, such as the health of the economy in the markets our businesses serve and in the nation as a whole, general economic trends in the advertising industry, the popularity of our programming, the activities of our competitors, including increased competition from other forms of advertising-based media (such as newspapers, cable television, Internet, mobile media and radio), technological developments (such as use of DVRs) and consumer adoption thereof, consumer budgeting and buying patterns, extent of distribution and team performance. A continuing decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers' spending priorities, which could cause our revenues and operating results to decline significantly in any given period. In addition, we cannot assure that our programming will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, the level of distribution of our programming, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our advertising revenues to decline as a result of changes to the ratings for our programming.
Our Rights Agreements with Various Professional Sports Teams that We Do Not Own Have Varying Durations and Renewal Terms and We May Be Unable to Renew Those Agreements on Acceptable Terms or Such Rights May Be Lost for Other Reasons.
In addition to carrying the games of the Knicks, Rangers and Liberty, our media business has rights agreements with other professional sports teams that we do not control. We may seek renewal of these contracts and, if we do so, we may be outbid by competing networks for these contracts or the renewal costs could substantially exceed our costs under the current contracts. One or more of these teams may seek to establish their own programming network or join a competitor's network and, in certain circumstances, we may not have an opportunity to bid for the rights. Moreover, the value of these contracts may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season. The value of these rights can also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute games. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect our affiliation fee and advertising revenues. In addition, our distribution agreements typically include certain remedies in the event our MSG Networks fail to meet a minimum number of professional events, and, accordingly, any loss of rights could materially negatively affect our business.
Each league's governing body has imposed a number of rules, regulations, guidelines, bulletins, directives, policies and agreements upon its teams, including the teams we carry on our MSG Networks. Changes to these provisions could materially negatively affect our business.
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
Our Business Depends on the Appeal of Our Programming Which May be Unpredictable and Increased Programming Costs May Adversely Affect Our Profits.
Our business depends in part upon viewer preferences and audience acceptance of the programming on our networks. These factors are often unpredictable and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment options. We may not be able to successfully predict interest in proposed new programming and viewer preferences could cause new programming not to be successful or cause our existing programming to decline in popularity. An increase in our costs associated with programming, including original programming, may lead to decreased profitability or otherwise adversely affect our business to the extent we do not predict accurately how audiences will respond to such programming.
General Risks
Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Impacted by the Economic Downturn and Financial Instability.
Our businesses depend upon the ability and willingness of consumers and businesses to purchase tickets (including season tickets) or to license suites at our facilities and to spend on concessions and merchandise. In addition, our business is dependent upon advertising and sponsorship revenues. As a result, instability and continued weakness of the U.S. and global economies and the negative effects on consumers' discretionary spending may negatively affect our revenues.
Our Business Could Be Adversely Affected by Terrorist Activity or the Threat of Terrorist Activity and Other Developments that Discourage Congregation at Prominent Places of Public Assembly.
The success of our businesses is dependent upon the willingness and ability of patrons to attend events at our venues. The venues we operate, like all prominent places of public assembly, could be the target of terrorist activities or other actions that discourage attendance. Any such activity at one of our venues could result in a material negative effect on our business. In addition, terrorist activity or other actions that discourage attendance at other locations, or even the threat of such activity, could result in reduced attendance at our venues. Similarly, a major epidemic or pandemic, or the threat of such an event, could adversely affect attendance at our events.
Our Businesses Are Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and Rangers, Which Cannot Be Assured.
Our financial results have historically been dependent on, and are expected to continue to depend in large part on, the Knicks and Rangers remaining popular with our fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, concession and merchandise sales during the regular season, greater shares of total viewership and increased advertising sales. Furthermore, success in the regular season may qualify a team for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by our teams and, more importantly, by generating increased excitement and interest in our teams, which can improve attendance and viewership in subsequent seasons. There can be no assurance that any sports teams, including the Knicks and Rangers, will compete in post-season play in 2013 or thereafter.
We Have Undertaken an Extensive Transformation of The Garden, the Cost, Timing and Revenue Impact of Which Are Uncertain.
We continue our major renovation of The Garden, which we refer to as the Transformation. As with any major renovation project, the Transformation is subject to potential unexpected delays, costs or other problems. Depending upon the severity and timing, such events could materially and negatively affect our business, results of operations and cash flows. The Transformation is discussed in greater detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources".
In order to most efficiently and effectively complete the Transformation, it remains a year-round project. To minimize disruption to current operations, we plan for The Garden to remain open for the Knicks' and Rangers' regular seasons and playoffs. We have closed The Garden and The Theater at Madison Square Garden for the off-season following the Knicks' and Rangers' playoffs in 2011 and 2012 and we plan to close The Garden and The Theater at Madison Square Garden after the conclusion of the Knicks' and Rangers' seasons, including the playoffs, in 2013. Given that we cannot know in advance when those seasons will end, we are generally not booking live entertainment or other sporting events from a period commencing in April and ending in October of calendar year 2012 and 2013 and did not book such events during a similar period in calendar year 2011. We did not host any preseason Rangers' home games in the fiscal year 2012 and we do not expect to host preseason Knicks' or Rangers' home games in fiscal year 2013. Consequently, we expect to lose revenues as a result of this schedule.
The renovated lower bowl of The Garden reopened in October 2011. The renovated upper bowl is expected to be open for the 2012-13 NBA and NHL regular seasons. We remain on schedule and do not expect total Transformation project construction costs to differ materially (higher or lower) from the previously disclosed $980,000 inclusive of various reserves for contingencies.
The Transformation has helped generate, and is expected to continue to help generate, enhanced revenues and adjusted operating cash flow for the Company in the future. There can be no assurance that we will achieve these increases. In addition, unexpected delays or disruptions in the construction schedule could result in delays in achieving increased revenues. In addition, such events and other unexpected circumstances could result in increased costs of the project or other losses. See also "— General Risks — We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations Could Negatively Affect our Business, Results of Operations and Financial Condition."
We Do Not Own All of Our Venues and Our Failure to Renew Our Leases or Booking Agreement on Economically Attractive Terms Could Have an Adverse Effect on Our Business.
The lease on Radio City Music Hall expires in 2023. We have the option to renew the lease for an additional ten years by providing two years' notice prior to the initial expiration date. Similarly, we lease the Beacon Theatre pursuant to a lease that expires in 2026. We have entered into a booking agreement with respect to the Wang Theatre in Boston. Our booking agreement expires in 2019 and we have the option to renew the agreement at that time for an additional ten years. If we are unable to renew these leases or the booking agreement on economically attractive terms, our business could be adversely affected.
We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations Could Negatively Affect Our Business, Results of Operations and Financial Condition.
Our operations are subject to federal, state and local laws and regulations.
Our programming business is subject to direct and indirect government regulation, in part as a result of federal communications laws and FCC regulations that apply because we have common directors, officers and shareholders with Cablevision. For FCC purposes, the common directors and officers and five percent or greater shareholders of each of Cablevision and Madison Square Garden are deemed to hold attributable interests in each of the companies. As a result, certain regulations applicable to a programming network affiliated with a cable television operator apply to Madison Square Garden. This affiliation may also limit the activities or strategic business alternatives available to Madison Square Garden, including the ability to own or operate media properties we do not presently own or operate.
Some FCC regulations apply to us directly and other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly. See "Item 1. Business — Regulation — Regulation of Our Media Business." Legislative enactments, court actions, and federal regulatory proceedings could materially affect our programming business by modifying the rates, terms, and conditions under which we offer our programming services to distributors and the public, or otherwise materially affect the range of our activities or strategic business alternatives. We cannot predict the likelihood or results of any such legislative, judicial, or regulatory actions. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, our programming business will be affected. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our programming business. The regulation of cable television services and satellite carriers is subject to the political process and has been in constant flux over the past two decades. Further material changes in the law and regulatory requirements must be anticipated. We cannot assure you that our programming business will not be adversely affected by future legislation, new regulation or deregulation.
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
We and our venues are subject to environmental laws and regulations relating to the use, disposal, storage, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the operations of our venues. Additionally, certain laws and regulations could hold us strictly, jointly and severally responsible for the remediation of hazardous substance contamination at our facilities or at third-party waste disposal sites, and could hold us responsible for any personal or property damage related to any contamination. Any requirements to dispose of, or remediate, such hazardous or non-hazardous materials and any associated costs and impact on operations of such efforts may be heightened as a result of the purchase, construction or renovation of a venue, including the Transformation and the Forum renovation.
Our venues are subject to zoning and building regulations including permits relating to the Transformation and operation of The Garden. In addition, The Madison Square Garden Arena operates under a zoning special permit granted by the New York City

Planning Commission in 1963, which is scheduled to expire in January 2013. We believe the special permit will be renewed, however, the mandatory procedural processes required for approval are not expected to be completed prior to the expiration date. Although we expect to continue operating the arena during the pendency of the renewal process, there can be no assurance regarding renewal of the permit or the terms thereof.
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
Our Properties Are Subject to, and Benefit from, Certain Easements, the Availability of Which May Not Continue on Terms Favorable to Us or at All.
Our properties are subject to, and benefit from, certain easements. For example, the "breezeway" into the Madison Square Garden Complex from Seventh Avenue in New York City is a significant easement that we share with other property owners. Our ability to continue to utilize this and other easements, including for advertising purposes, requires us to comply with a number of conditions. Moreover, certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions. It is possible that we will be unable to continue to access or maintain any easements on terms favorable to us, or at all, which could have a material negative effect on our business, results of operations and cash flows.
We May Be Exposed to Business, Reputational and Litigation Risk if there Is Loss, Disclosure or Misappropriation of or Access to Our Customers' Personal Information or Other Breaches of Our Information Security.
Through our operations, we collect and store certain personal information and payment card information that our customers provide to make purchases, register on our web sites, or otherwise communicate and interact with us. These activities require the use of online services and centralized data storage, including through third party service providers. Our ability to safeguard our customers' personal information and other confidential information, including Company and employee data, is important to our business. We take these matters seriously and have taken significant steps to protect consumer, employee and confidential information. Nevertheless, our information technology and other systems that maintain and transmit consumer information may be compromised by a malicious penetration of our network security, or that of a third party service provider. As a result, our customers' or employees' personal information may be lost, disclosed, accessed or taken without their consent, and the security of our other confidential information may be compromised.
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
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For fiscal year 2012, this tax exemption resulted in an annual after-tax benefit to net income of approximately $7.8 million. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State. There can be no assurance that the tax exemption will not be amended in a manner adverse to us or repealed in its entirety, either of which could have a material negative effect on our business, results of operations and cash flows.
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
Although we have a credit facility (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements"), our ability to draw on such facility will depend on our ability to meet certain financial tests and other conditions. In addition, there can be no assurance that we will be able to refinance any such facility in the future or raise any required additional capital or do so on favorable terms. Depending upon conditions in the financial markets, we may not be able to raise additional capital on favorable terms, or at all. In addition, as described above, the leagues in which our sports teams compete may have, under certain circumstances, approval rights over certain financing transactions, and in connection with those rights, could affect our ability to obtain such financing. If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs. Our choice of which spending programs to cancel or reduce may be limited, although we do not currently anticipate that unavailability of financing in any circumstances would materially affect our spending on player salaries in any respect. Failure to successfully pursue our capital expenditure and other spending plans could materially and negatively affect our ability to compete effectively.
Our Business Is Subject to Seasonal Fluctuations.
The revenues of our MSG Sports and MSG Entertainment segments tend to be seasonal. For example, 40% of our MSG Entertainment segment's revenues and 8% of our consolidated revenues, net of intersegment eliminations in fiscal year 2012, were derived from our Radio City Christmas Spectacular franchise. Revenues of our MSG Entertainment segment are highest in the second quarter of our fiscal year when these performances primarily occur. As a result, MSG Entertainment earns a disproportionate amount of its revenue and operating income in the second quarter of each fiscal year. Similarly, because of the nature of the NBA and NHL playing seasons, revenues from our sports teams are concentrated in the second and third quarters of each fiscal year. Revenues from our business on a consolidated basis tend to be at their lowest in the first and fourth quarters of the fiscal year.
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
NBA players are covered by a CBA between the NBPA and the NBA. NHL players are covered by a CBA between the NHLPA and the NHL. Both the NHL and the NBA have experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players' strikes or management lockouts. For example, the NBA has experienced labor difficulties, including a lockout during the 1998-99 season, which resulted in the regular season being shortened from 82 to 50 games, and a lockout during the 2011-12 season, which resulted in the regular season being shortened from 82 games to 66 games. The NHL has also experienced labor difficulties, including a lockout during the 1994-95 NHL season, which resulted in the regular season being shortened from 84 to 48 games and a lockout beginning in September 2004, which resulted in the cancellation of the entire 2004-05 NHL season.
NHL players, including those who play for the Rangers, are covered by a CBA between the NHL and the NHLPA that is in effect through September 15, 2012. The NHL and the NHLPA have been engaged in negotiations for a successor collective bargaining agreement. If these efforts are unsuccessful there is the potential for a work stoppage effective September 16, 2012, which could result in the loss of scheduled NHL games beginning with the 2012-13 NHL season. In addition, the terms of any successor NHL CBA could differ significantly from the current NHL CBA. Although the outcome of the negotiations cannot be determined at this time, the loss of games as a result of the absence of a CBA and/or the impact of the new terms of a CBA may have a material negative effect on our revenues, operating income and AOCF.
The Unavailability of Satellites, Facilities and/or Systems upon Which We Rely Could Have a Material Negative Effect on Our Business or Results of Operations.
We use satellite and other systems to transmit our program services to Distributors. The distribution facilities include uplinks, communications satellites and downlinks. Notwithstanding certain back-up and redundant systems, transmissions may be disrupted, including as a result of disasters that impair uplinks, downlinks or transmission facilities or the impairment of satellite or terrestrial facilities. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. In addition, we rely upon various third-party software or systems in the operation of our business, including, with respect to ticket sales, credit card processing, point of sale transactions, database, inventory, human resource management and financial systems. From time to time, certain of these arrangements may not be covered by long-term agreements. The failure or unavailability of distribution facilities or these third-party services, depending upon its severity and duration, could have a material negative effect on our business, results of operations and cash flows.
We May Become Subject to Infringement or Other Claims Relating to Our Content or Technology.
From time to time, third parties may assert against us alleged intellectual property (e.g., copyright, trademark and patent) or other claims relating to our programming, productions, technologies or other content or material, some of which may be important to our business. In addition, our programming and productions could potentially subject us to claims of defamation or similar types of allegations. Any such claims, regardless of their merit, could cause us to incur significant costs. In addition, if we are unable to continue use of certain intellectual property rights, our revenue could be negatively impacted.

There Is the Risk of Personal Injuries and Accidents in Connection with Our Venues, Which Could Subject Us to Personal Injury or Other Claims.
There are inherent risks associated with producing and hosting events and operating, maintaining or renovating our venues. As a result, personal injuries, accidents and other incidents have occurred and may occur from time to time, which could subject us to claims and liabilities.  Incidents in connection with events at any of our venues could also reduce attendance at our events, and cause a decrease in our revenue and operating income.  While we seek to obtain contractual indemnities for events at our venues and we maintain insurance policies that provide coverage for incidents in the ordinary course of business, there can be no assurance that such indemnities or insurance will be adequate at all times and in all circumstances.
We May Have a Significant Indemnity Obligation to Cablevision if the Distribution Is Treated as a Taxable Transaction.
Prior to the Distribution, Cablevision received a private letter ruling from the Internal Revenue Service ("IRS") to the effect that, among other things, the Distribution and certain related transactions would qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the "Code").
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
If the Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, Cablevision would be subject to tax as if it had sold the common stock of our Company in a taxable sale for its fair market value. Cablevision's shareholders would be subject to tax as if they had received a distribution equal to the fair market value of our common stock that was distributed to them. It is expected that the amount of any such taxes to Cablevision's shareholders and Cablevision would be substantial.
As part of the Distribution we have entered into a Tax Disaffiliation Agreement with Cablevision, which sets out each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify Cablevision for losses and tax liabilities of Cablevision that result from the breach of certain covenants that could cause the Distribution to be treated as a taxable transaction. If we are required to indemnify Cablevision under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could have a material negative effect on our business, results of operations and cash flows.
We Are Controlled by the Dolan Family.
We have two classes of common stock:

•	Class B Common Stock, which is generally entitled to ten votes per share and is entitled collectively to elect 75% of our Board of Directors, and

•	Class A Common Stock, which is entitled to one vote per share and is entitled collectively to elect the remaining 25% of our Board of Directors.
As of July 31, 2012, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively own all of our Class B Common Stock, approximately 1.7% of our outstanding Class A Common Stock and approximately 69% of the total voting power of all our outstanding common stock. Of this amount, Charles F. Dolan, a director and the father of James L. Dolan, the Executive Chairman, and his spouse control approximately 59.5% of our outstanding Class B Common Stock, approximately 1% of our outstanding Class A Common Stock and approximately 41% of the total voting power of all our outstanding common stock. The members of the Dolan family holding Class B Common Stock have executed a voting agreement that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. The Dolan family is able to prevent a change in control of our Company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan family. Charles F. Dolan, members of his family and certain related family entities, by virtue of their stock ownership, have the power to elect all of our directors subject to election by holders of Class B Common Stock and are able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
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
We Have Elected to Be a "controlled company" for The NASDAQ Stock Market LLC Purposes Which Allows Us Not to Comply with Certain of the Corporate Governance Rules of The NASDAQ Stock Market LLC.
Charles F. Dolan, members of his family and certain related family entities have entered into a Stockholders Agreement relating, among other things, to the voting of their shares of our Class B Common Stock. As a result, we are a "controlled company" under the corporate governance rules of The NASDAQ Stock Market LLC ("NASDAQ") and our Board of Directors, as permitted by NASDAQ rules, has elected not to comply with the corporate governance rules of NASDAQ requiring: a majority of independent directors on our Board and an independent corporate governance and nominating committee.
Future Stock Sales, Including as a Result of the Exercise of Registration Rights by Certain of Our Shareholders, Could Adversely Affect the Trading Price of Our Class A Common Stock.
Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with Charles F. Dolan, members of his family, certain Dolan family interests and the Dolan Family Foundations that provide them with "demand" and "piggyback" registration rights with respect to approximately 15 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.
Transfers and Ownership of Our Common Stock Are Subject to Restrictions Under Rules of the NBA and the NHL and Our Certificate of Incorporation Provides Us with Remedies Against Holders Who Do Not Comply with Those Restrictions.
The Company is the owner of professional sports franchises in the NBA and the NHL. As a result, transfers and ownership of our Common Stock are subject to certain restrictions under the constituent documents of the NBA and the NHL as well as the Company's consent agreements with the NBA and the NHL in connection with their approval of the Distribution. These restrictions are described under "Description of Capital Stock Class A Common Stock and Class B Common Stock Transfer Restrictions" in our registration statement on Form 10 filed with the Securities and Exchange Commission. In order to protect the Company and its NBA and NHL franchises from sanctions that might be imposed by the NBA or the NHL as a result of violations of these restrictions, our amended and restated certificate of incorporation provides that, if a transfer of shares of our Common Stock to a person or the ownership of shares of our Common Stock by a person requires approval or other action by a league and such approval or other action was not obtained or taken as required, the Company shall have the right by written notice to the holder to require the holder to dispose of the shares of Common Stock which triggered the need for such approval. If a holder fails to comply with such a notice, in addition to any other remedies that may be available, the Company may redeem the shares at 85% of the fair market value of those shares.
We Share Certain Key Executives with Cablevision Which Means Those Executives Will Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts; Certain Directors Are Also Directors and/or Key Executives of each of Cablevision and AMC Networks Inc.
Our Executive Chairman, James L. Dolan, also serves as the President and Chief Executive Officer of Cablevision and our

President and Chief Executive Officer, Hank J. Ratner also serves as a Vice Chairman of Cablevision. This arrangement is similar to the situation prior to the spin-off of the Company from Cablevision whereby Messrs. Dolan and Ratner have served as senior officers of both companies. As a result, the two most senior officers of the Company do not devote their full time and attention to the Company's affairs. In addition, eight members of our Board of Directors are also directors of Cablevision, seven members of our Board of Directors are also directors of AMC Networks Inc., an affiliate of the Company, and several of our directors serve as employees of Cablevision and AMC Networks Inc. concurrently with their service on our Board of Directors. These officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting MSG and either Cablevision or AMC Networks Inc., as applicable. For example, the potential for a conflict of interest exists when we on the one hand, and Cablevision or AMC Networks Inc. on the other hand, look at acquisitions and other corporate opportunities that may be suitable for both companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between Cablevision or AMC Networks Inc. and us. In addition, certain of our directors and officers have Cablevision or AMC Networks Inc. stock and options and/or Cablevision or AMC Networks Inc. cash performance awards, including Messrs. Charles F. Dolan, James L. Dolan and Hank J. Ratner. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and Cablevision or AMC Networks Inc. See "Certain Relationships and Potential Conflicts of Interest" in our Proxy Statement filed with the Securities and Exchange Commission on October 13, 2011 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with Cablevision and/or AMC Networks Inc. that may arise.
Our Overlapping Directors and Executive Officers with Cablevision and AMC Networks Inc. May Result in the Diversion of Corporate Opportunities and Other Conflicts to Cablevision and AMC Networks Inc. and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company's amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of Cablevision and its subsidiaries and that the Company may engage in material business transactions with such entities. The Company has renounced its rights to certain business opportunities and the Company's amended and restated certificate of incorporation provides that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of Cablevision and its subsidiaries will be liable to the Company or its shareholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our certificate of incorporation) to Cablevision or any of its subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. The Company's Board of Directors has adopted resolutions putting in place arrangements similar to the foregoing provisions on corporate opportunities with respect to directors and/or officers of the Company who are also directors or officers of AMC Networks Inc., a company which Cablevision spun off to its stockholders on June 30, 2011. Our amended and restated certificate of incorporation also expressly validates certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and Cablevision and/or any of its subsidiaries and, to the fullest extent permitted by law, provides that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective shareholders. See "Description of Capital Stock — Certain Corporate Opportunities and Conflicts" in our registration statement on Form 10 filed with the Securities and Exchange Commission.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own the Madison Square Garden Complex (with a maximum capacity of approximately 21,000 seats in The Garden), including The Theater at Madison Square Garden (approximately 5,600 seats) in New York City, comprising approximately 1,000,000 square feet; a training center in Greenburgh, New York with approximately 105,000 square feet of space; The Chicago Theatre (approximately 3,600 seats) in Chicago comprising approximately 72,600 square feet; and the Forum (approximately 17,000 seats) in Inglewood, California comprising approximately 296,000 square feet.
Significant properties that are leased in New York City include approximately 427,000 square feet housing Madison Square Garden's administrative and executive offices and certain studio space, approximately 577,000 square feet comprising Radio City Music Hall (approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (approximately 2,800 seats). We also lease approximately 13,500 square feet of warehouse space in Jersey City, New Jersey and storage space in various other locations. For more information on our venues, see "Item 1. Business — Our Venues."
Our Madison Square Garden Complex is subject to and benefits from various easements, including the "breezeway" into Madison Square Garden from Seventh Avenue in New York City (which we share with other property owners). Our ability to continue to utilize this and other easements requires us to comply with certain conditions. Moreover, certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions.
Item 3. Legal Proceedings

In March 2012, the Company was named as a defendant in two purported class action antitrust lawsuits brought in the United States District Court for the Southern District of New York against the NHL and certain NHL member clubs, regional sports networks and cable and satellite distributors. The complaints, which are substantially identical, primarily assert that certain of the NHL's current rules and agreements entered into by defendants, which are alleged by the plaintiffs to provide certain territorial and other exclusivities with respect to the television and online distribution of live hockey games, violate Sections 1 and 2 of the Sherman Antitrust Act. The complaints seek injunctive relief against the defendants' continued violation of the antitrust laws, treble damages, attorneys' fees and pre- and post-judgment interest. On July 27, 2012, the Company and the other defendants filed a motion to dismiss the complaints (which have been consolidated for procedural purposes). The Company intends to vigorously defend the claims against the Company. Management does not believe this matter will have a material adverse effect on the Company.
In addition to the matter discussed above, the Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common Stock is listed on NASDAQ under the symbol "MSG".
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell Midcap Index and the Russell 3000 Entertainment Index. This graph covers the period from February 9, 2010 (the first day our Class A Common Stock began trading on NASDAQ) through June 29, 2012. The stock price performance included in this graph is not necessarily indicative of future stock performance.

	Base Period 2/9/2010	6/30/2010	12/31/2010	6/30/2011	12/31/2011	6/30/2012
The Madison Square Garden Company	100	107.96	141.49	151.10	157.19	205.49
Russell Midcap Index	100	101.31	129.79	140.28	127.78	137.97
Russell 3000 Entertainment Index	100	104.42	126.30	138.20	131.35	160.90
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or incorporated by reference into any of our filings under the U.S. Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
As of June 30, 2012, there were 1,097 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock, par value $.01 per share. As of June 30, 2012, there were 22 holders of record of our Class B Common Stock.
We did not pay any dividend on our common stock during the fiscal year 2012 and do not expect to pay a cash dividend on our common stock for the foreseeable future.

Price Range of MSG Class A common stock
The following tables set forth for the periods indicated the intra-day high and low sales prices per share of our Class A Common Stock as reported on NASDAQ:

Year Ended June 30, 2012	High	Low
For the Quarter ended September 30, 2011	$27.97	$21.70
For the Quarter ended December 31, 2011	30.37	21.12
For the Quarter ended March 31, 2012	34.65	27.95
For the Quarter ended June 30, 2012	38.90	33.75
For the Transition Period from January 1, 2011 to June 30, 2011
For the Quarter ended March 31, 2011	$29.97	$23.94
For the Quarter ended June 30, 2011	30.21	25.73
Year Ended December 31, 2010
For the Period from February 10, 2010 to March 31, 2010 (a)	$22.09	$16.35
For the Quarter ended June 30, 2010	22.71	18.70
For the Quarter ended September 30, 2010	21.91	18.39
For the Quarter ended December 31, 2010	25.86	20.28

(a)
The Madison Square Garden Company became a publicly traded company on February 9, 2010 upon the distribution by Cablevision to its stockholders of all of the outstanding common stock of The Madison Square Garden Company. See Item 1. "Business" for discussion of our operating history.

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

Item 6. Selected Financial Data
The operating and balance sheet data included in the following selected financial data table have been derived from the consolidated financial statements of The Madison Square Garden Company and its subsidiaries (which for periods prior to February 9, 2010, represents a combination of certain media, entertainment and sports businesses and assets that were historically owned and operated as parts of Cablevision). The financial information presented below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a separate publicly-traded entity during the periods presented other than 2012, 2011 and 2010. The selected financial data presented below should be read in conjunction with the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K and with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Years Ended December 31,
			2010	2009	2008	2007
	(in thousands, except per share data)
Operating Data:
Revenues	$1,284,016	$564,287	$1,157,136	$1,062,417	$1,042,958	$1,002,182
Operating expenses:
Direct operating	714,362	331,306	686,442	682,337	724,904	635,108
Selling, general and administrative	304,624	143,179	279,263	273,712	270,065	243,196
Gain on curtailment of pension plans(a)	—	—	—	—	—	(15,873)
Restructuring expense	—	—	—	—	—	221
Depreciation and amortization (including impairments)	87,503	44,926	56,907	61,336	66,231	62,223
Operating income (loss)	177,527	44,876	134,524	45,032	(18,242)	77,307
Other income (expense):
Interest income (expense), net	(4,752)	(2,216)	(3,457)	(1,117)	1,919	11,607
Miscellaneous	7,072	5,561	3,924	2,000	—	(1,000)
Income (loss) from operations before income taxes	179,847	48,221	134,991	45,915	(16,323)	87,914
Income tax benefit (expense)	(73,302)	(20,607)	(51,611)	(18,266)	11,387	(45,031)
Net income (loss)	$106,545	$27,614	$83,380	$27,649	$(4,936)	$42,883
Basic earnings (loss) per common share (b)	$1.42	$0.37	$1.13	$0.38	$(0.07)	$0.58
Diluted earnings (loss) per common share(b)	$1.38	$0.36	$1.09	$0.38	$(0.07)	$0.58
Weighted-average number of common shares outstanding: (b)
Basic	74,938	74,350	73,864	73,309	73,309	73,309
Diluted	77,459	77,193	76,714	73,309	73,309	73,309
Balance Sheet Data:
Related party advances(c)	$—	$—	$—	$190,000	$190,000	$130,000
Total assets	2,524,684	2,280,256	2,197,807	2,041,499	2,000,341	1,969,321
Capital lease obligations	3,361	4,225	4,920	6,235	7,457	7,774
Total stockholders’ equity	1,320,013	1,205,885	1,170,924	1,106,103	1,072,623	1,072,316
___________________________________

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

(b)
Common shares assumed to be outstanding during the years ended December 31, 2009, 2008 and 2007 totaled 73,309, representing the shares issued to Cablevision shareholders on the Distribution date for purposes of calculating EPS.

(c)
Represents outstanding non-interest bearing advances to a related party. On January 28, 2010, the intercompany advances were replaced with a promissory non-amortizing note having a principal amount of $190,000 with a maturity date of June 30, 2010 and allowed for prepayment without penalty at the borrower’s option. The note accrued interest at a rate of 3.25% per annum and was prepaid in March 2010.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning our future operating and future financial performance, including: the timing and anticipated cost and benefits of the comprehensive Transformation; the impact of the new NBA CBA and revenue sharing plan; expected increased programming costs and the impact of a possible NHL work stoppage. Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans", and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level and popularity of the Radio City Christmas Spectacular and other entertainment events which are presented in our venues;

•	costs associated with player injuries, and waivers or contract terminations of players and other team personnel;

•	changes in professional sports teams' compensation, including the impact of signing of free agents and trades, subject to league salary caps;

•	the level and timing of our capital expenditures, including the comprehensive Transformation of The Garden;

•
the impact of the comprehensive Transformation of The Garden or the renovation of the Forum on our operations, including any unexpected delays, costs or other matters associated with the Transformation or the renovation of the Forum;

•	the demand for our programming among Distributors, and our ability to renew affiliation agreements with them;

•	general economic conditions especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the demand for sponsorship arrangements and for advertising and viewer ratings for our programming;

•	competition, for example, from other regional sports networks, other teams, other venues and other entertainment options;

•
changes in laws, NBA or NHL rules, regulations, guidelines, bulletins, directives, policies and agreements (including the leagues' respective collective bargaining agreements with their players' associations, salary caps, revenue sharing and NBA luxury tax thresholds) or other regulations under which we operate;

•	any NBA or NHL work stoppage;

•	the relocation or insolvency of professional sports teams with which we have a rights agreement;

•	our ability to maintain, obtain or produce content for our MSG Media segment, together with the cost of such content;

•	future acquisitions and dispositions of assets;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations, including the ability to maintain necessary permits or licenses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate; and

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements and footnotes thereto included in this Annual Report on Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. Effective June 30, 2011, the Company changed its fiscal year-end from December 31st to June 30th to better align our financial planning and reporting cycles with the seasonality of our business, particularly our MSG Sports and MSG Entertainment segments. This section provides an analysis of our results of operations for the year ended June 30, 2012 (our first full fiscal year since the year end change, which we also refer to as "fiscal year 2012" or "current fiscal year"), the six month transition period ended June 30, 2011 and the years ended December 31, 2010 and 2009 on both a consolidated and segment basis. The unaudited information for the year ended June 30, 2011 (which reflects our combined results for the six months ended December 31, 2010 and the six month transition period of January 1, 2011 through June 30, 2011) and the six months ended June 30, 2010 is presented herein for comparative purposes. Our segments are MSG Media, MSG Entertainment and MSG Sports.
Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended June 30, 2012 and 2011, six months ended June 30, 2011 and 2010 and years ended December 31, 2010 and 2009. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at June 30, 2012.
Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section includes a discussion of accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are discussed in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Business Overview
The Company is a fully-integrated sports, entertainment and media business comprised of dynamic and powerful assets and brands. Madison Square Garden's business grew from the legendary venue widely known as "The World's Most Famous Arena." The Company is comprised of three business segments: MSG Media, MSG Entertainment and MSG Sports, which are strategically aligned to work together to drive our overall business, which is built on a foundation of iconic venues and compelling content, including live sports and entertainment events that we create, produce, present and/or distribute through our programming networks and other media assets. A description of our segments follows:
MSG Media
MSG Media, which represented approximately 48% of our consolidated revenues for the year ended June 30, 2012, is a leader in production and content development for multiple distribution platforms, including content originating from our venues. MSG Media consists of the Company's regional sports networks, MSG Network and MSG+, collectively the "MSG Networks," and "Fuse", a national television network dedicated to music. MSG Networks also include high-definition channels, MSG HD and MSG+ HD, and Fuse includes its high-definition channel, Fuse HD.
MSG Networks are home to seven professional sports teams: the Knicks, Rangers, Liberty, Islanders, Devils, Sabres and Red Bulls, as well as to our critically acclaimed original and other programming. Fuse focuses on music-related programming, including coverage of premier artists, events and festivals, original content and concerts.
MSG Media is also responsible for managing interactive and digital initiatives across all business segments. Our interactive businesses are the network of web sites (including msg.com, thegarden.com, beacontheatre.com, radiocity.com, chicagotheatre.com and fuse.tv, as well as sites dedicated to our sports teams (nyknicks.com, newyorkrangers.com, knicksnow.com, blueshirtsunited.com and newyorkliberty.com)) and mobile, video on demand and digital platforms for all Madison Square Garden properties.

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
Affiliation Fees
We earn affiliation fees from certain Distributors, that carry our programming services. The fees we receive depend largely on the demand from subscribers for our programming. Affiliation fees from Cablevision accounted for more than 10% of the Company's consolidated revenues during the years ended June 30, 2012 and 2011, the six months ended June 30, 2011 and 2010 and the years ended December 31, 2010 and 2009.
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
Programming Acquisition Costs (Rights Fees)
MSG Networks obtains telecast rights for the sports teams whose games we distribute, the cost of which we recognize in proportion to the economic benefits received, which is typically on a straight-line basis over the term of the applicable contract or license period. We negotiate directly with the teams to determine the fee and other provisions of the rights arrangements. Rights fees for sports programming are influenced by, among other things, the size and demographics of the geographic area in which the programming is distributed, and the popularity and/or the on-court or on-ice competitiveness of a team. For purposes of reporting our segment information the rights fees we pay to the Company's owned teams are recognized as inter-segment charges to our MSG Media segment. These inter-segment charges are eliminated in the consolidated financial statements. In addition to the rights for our Knicks, Rangers and Liberty franchises, we have long-term rights agreements in place with the Islanders, Devils and Sabres.
In addition to rights fees for sports telecasts, we must also pay to acquire the rights to carry or produce other events or programming, such as movies, concerts or specials.
Other Direct Programming Costs
Other direct programming costs include, but are not limited to the salaries of our on-air personalities, producers, directors, technicians, writers and other creative and technical staff, as well as expenses associated with location costs and maintaining studios and transmission facilities.
Certain owned original programming is produced for the Company's networks by independent production companies. Owned original programming costs are expensed as incurred and included in the other direct programming costs described above.
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

Due largely to our long-term rights agreements and the generally recurring nature of our affiliation arrangements, the MSG Networks have consistently produced operating profits over a number of years. See "Item 1A. Risk Factors — Risks Relating to Our Media Business — The Success of Our Media Business Also Depends on Affiliation Fees, and on Agreements with a Limited Number of Distributors of Our Programming, the Loss of Which or Renewal of Which on Less Favorable Terms Could Negatively Affect Our Results of Operations" and "Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010 — Consolidated Results of Operations — Revenues" for a discussion of risks associated with our affiliation agreements and the expiration of certain affiliation agreements. Advertising revenues are less predictable and can vary based upon a number of factors, including general economic conditions.
Our MSG Media segment's future performance is also dependent on the U.S. and global economies, the impact of direct competition, and the relative strength of our current and future advertising customers. Continuation of the economic downturn may lead to lower demand for television advertising. We have already experienced some of these effects during this economic downturn and any continuation could adversely affect our future results of operations, cash flows and financial position.
MSG Entertainment
Our MSG Entertainment segment, which, net of inter-segment revenues, represented 20% of our consolidated revenues for the year ended June 30, 2012, is one of the country's leaders in live entertainment. MSG Entertainment presents or hosts live entertainment events in our diverse collection of venues, including concerts, family shows, performing arts and special events. These venues include The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, The Chicago Theatre and the Wang Theatre. In June 2012, we expanded our geographic footprint with the purchase of the Forum in Inglewood, California and have plans to renovate the historic venue, which serves the Greater Los Angeles area. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal, such as concerts, including shows by artists such as Prince, Elton John, Phish, The Allman Brothers Band, Bruce Springsteen, Lady Gaga, Taylor Swift, Justin Bieber, Swedish House Mafia, Bon Iver and One Direction; family shows, such as Yo Gabba Gabba!, Sesame Street Live and Disney's Phineas and Ferb; special events such as the Tony Awards and Amnesty International's Secret Policeman's Ball, and appearances by the Dalai Lama; and theatrical productions, such as Peter Pan and A Christmas Story.
MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular, featuring the Rockettes, that are performed in the Company's and other venues. The Radio City Christmas Spectacular is the top grossing live holiday family show in North America and was seen by approximately 1.3 million people nationwide during the 2011 holiday season. We have also co-produced or presented events by the world-renowned Cirque du Soleil.
Revenue Sources
Our primary sources of revenue in our entertainment business are ticket sales to our live audiences for events that we promote or co-promote and license fees for our venues paid by third-party promoters in connection with events that we do not produce or promote. We also derive revenue from other sources, including facility and ticketing fees, concessions, sponsorships, a portion of suite license fees at The Garden, merchandising and tours of our venues. The levels of revenue and expense we record in our MSG Entertainment segment for a given event depends to a significant extent on whether we are promoting or co-promoting the event or are licensing our venue to a third-party.
Ticket Sales and Suite Licenses
For our productions and for entertainment events in our venues that we promote, we recognize revenues from the sale of tickets to our audiences. We sell tickets to the public through our box office, on our web sites and through ticket agencies. The amount of revenue we earn from ticket sales depends on the number of shows and the mix of events that we promote, the seating capacity of the venue used, the extent to which we can sell to our seating capacity and our average ticket prices.
Prior to the commencement of the Transformation, The Garden had 89 club suites and ten other premium seating products that were licensed annually. As a result of the Transformation of The Garden, these suites and products have been or will be replaced with 20 Event Level suites, 58 Madison Level suites, 18 remodeled 9th Floor Garden Level suites and three new club spaces. Suite licenses at The Garden are generally sold to corporate customers pursuant to multi-year licenses. Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders pay for food and beverage service in their suites at The Garden. Revenues from the sale of suite licenses are shared between our MSG Entertainment and MSG Sports segments.
Venue License Fees
For entertainment events held at our venues that we do not produce, promote or co-promote, we earn venue license fees from the third-party promoter of the event. The amount of license fees we charge varies by venue and by the size of the production, among other factors. Our fees include both the cost of renting space in our venues and costs for providing production services, such as front-of-house and back-of-house staff, including stagehands, box office staff, ushers and security staff, staging, lighting and sound, and building services.
Whether we are promoting an event or licensing our venues to a third-party promoter has a significant impact on the level of revenues and the costs that we record in our MSG Entertainment segment.
Facility and Ticketing Fees
For all public and ticketed entertainment events held in our venues, we also earn additional revenues on substantially all tickets sold, whether we promote or co-promote the event or license the venue to a third party. These revenues are earned in the form of certain fees and assessments, including the facility fee we charge, on tickets we sell, and vary by venue.
Concessions
We sell food and beverages during substantially all entertainment events held at our venues. In addition to concession-style sales of food and beverages, which represent the majority of our concession revenues, we also provide catering for our suites at The Garden.
Merchandise
We earn revenues from the sale of merchandise relating to our proprietary productions and other live entertainment events that take place at our venues. The majority of our merchandise revenues are generated through on-site sales during performances of our productions and other live events. We also generate revenues from the sales of our Radio City Christmas Spectacular merchandise, such as DVDs and books, through traditional retail channels. Typically, revenues from our merchandise sales at our non-proprietary events relate to sales of merchandise provided by the artist, the producer or promoter of the event.
Venue Signage and Sponsorship
We earn revenues through the sale of signage space and sponsorship rights in connection with our venues, productions and other live entertainment events. Signage revenues generally involve the sale of advertising space at The Garden during entertainment events and otherwise in our venues.
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
Expenses
Our MSG Entertainment segment's principal expenses are payments made to performers and promoters, staging costs and day-of-event costs associated with events, and advertising costs. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses to our MSG Entertainment segment. However, the operating results of our MSG Entertainment segment benefit from the fact that no rent is imposed on our MSG Entertainment segment for events that it presents at our owned venues (The Garden, The Theater at Madison Square Garden and The Chicago Theatre). We do not allocate to our segments any depreciation expense related to The Garden and The Theater at Madison Square Garden.
Performer Payments
Our productions are performed by talented actors, dancers, singers and entertainers. In order to attract and retain this talent, we are required to pay our performers an amount that is commensurate both with their abilities and with demand for their services from other entertainment companies. Our productions, including the Radio City Christmas Spectacular, typically feature ensemble casts (such as the Rockettes), where there is no single "headline" performer. As a result, most of our performers are paid based on a standard "scale," pursuant to collective bargaining agreements we negotiate with the performers' unions.
Staging Costs
Staging costs for our proprietary events as well as others that we promote include the costs of sets, lighting, display technologies, special effects, sound and all of the other technical aspects involved in presenting a live entertainment event. These costs vary substantially depending on the nature of the particular show, but tend to be highest for large-scale theatrical productions, such as the Radio City Christmas Spectacular. For concerts we promote, the performer usually provides a fully-

produced show. As with performer salaries, the staging costs associated with a given production are an important factor in the determination of ticket prices.
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
Marketing and Advertising Costs
We incur significant costs promoting our productions and other events through outdoor and newspaper advertisements, television and radio advertising and online marketing. In light of the intense competition for entertainment events, especially in the New York City metropolitan area, such expenditures are a necessity to drive interest in our productions and encourage members of the public to purchase tickets to our shows.
Touring Expenses
For productions that we take on the road, we must pay the logistical costs associated with travel and equipment, as well as fees and expenses, including the costs of venue staff, for the use of third-party venues.
Factors Affecting Operating Results
The operating results of our MSG Entertainment segment are largely dependent on our ability to attract concerts, family shows and other events to our venues, as well as the continued success of our Radio City Christmas Spectacular. Our MSG Entertainment segment recognized operating losses during the fiscal year 2012 and the comparable period of the prior year, the six months ended June 30, 2011 and 2010 and the years ended December 31, 2010 and 2009 due, in part, to weather and the economy combined with The Garden being shut down during part of calendar years 2012 and 2011 and the Theater at Madison Square Garden being shut down during parts of calendar years 2012, 2011 and 2010. The success of the Radio City Christmas Spectacular at Radio City Music Hall has allowed us to invest in the development of the arena and theater touring versions of the show. While the New York market continues to rebound from the economic downturn, other markets have been slower to recover, impacting the touring versions of the Radio City Christmas Spectacular. During the 2012 holiday season we will continue to present the theater touring version of the show in the following targeted markets: St. Louis, Dallas, Chicago and the Grand Ole Opry House in Nashville.
Our MSG Entertainment segment's future performance is dependent on general economic conditions, and the effect of these conditions on our customers. The continuation of the economic downturn may lead to lower demand for suite licenses and tickets to our live productions, concerts, family shows and other events, which would also negatively affect merchandise and concession sales, as well as lower levels of sponsorship and venue signage. These conditions may also affect the number of concerts, family shows and other events that take place in the future. We have already experienced some of these effects during this economic downturn and any continuation could adversely affect our future results of operations, cash flows and financial position.
We are pursuing opportunities to create new productions and to selectively expand our venue network in major live entertainment markets. It is likely that any such new venues will not initially contribute to operating income, but will be expected to become operationally profitable over time. In June 2012, we expanded our geographic footprint with the purchase of the Forum in Inglewood, California and have plans to renovate the historic venue, which serves the Greater Los Angeles area. The Forum will not be open for events in fiscal year 2013, but will incur certain operating expenses. Our results will also be affected by investments in, and the success of, new productions.
As discussed in more detail below, during the Transformation, we are generally not booking events at The Garden and The Theater at Madison Square Garden from a period commencing in April and ending in October. See "— Liquidity and Capital Resources" for discussion of the Transformation of The Garden and its potential effects on the operating results of the MSG Entertainment segment.
MSG Sports
Our MSG Sports segment, which, net of inter-segment revenues, represented 32% of our consolidated revenues for the year ended June 30, 2012, owns and operates sports franchises, including the Knicks, a founding member of the NBA, and the Rangers, one of the "original six" franchises of the NHL. MSG Sports also owns and operates the Liberty of the WNBA, one of the league's founding franchises, and the Connecticut Whale of the AHL, which is the primary player development team for the Rangers, and is competitive in its own right in the AHL. The Knicks and Rangers play their home games at The Garden. While the Liberty have historically played regular season home games at The Garden each year, due to the Transformation, the Liberty played the 2011 season and are playing the 2012 season at the Prudential Center in Newark, New Jersey and are expected to play the 2013 season there as well. Our sports business also features other sports properties, including the presentation of a wide variety of live sporting events including professional boxing, college basketball (The Big East Tournament, Jimmy V Classic, post-season NIT Finals and, on occasion, Duke University games), track and field and tennis (The BNP Paribas Showdown).
Revenue Sources
We earn revenue in our MSG Sports segment from several primary sources: ticket sales and a portion of suite license fees at The Garden, our share of distributions from NHL and NBA league-wide national and international television contracts and other league-wide revenue sources, venue signage and other sponsorships, concessions and merchandising. We also earn venue license fees, primarily from the rental of The Garden to third-party promoters holding their sports events at our arena. The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our professional sports teams and general economic conditions. Our MSG Sports segment also earns substantial fees from our MSG Media segment for the right to telecast the games of our professional sports teams. These inter-segment revenues are eliminated in our consolidated financial statements.
Ticket Sales, Suite Licenses, Venue Licenses, Facility Fees and Charges
Ticket sales constitute the largest single source of revenue for our MSG Sports segment. We sell tickets to our sports teams' home games through season tickets, which are typically held by long-term season subscribers, and through single-game tickets, which are purchased by fans either individually or in multi-game packages. The prices of our tickets vary, depending on the sports team and the location of the seats. We generally review and set the price of our tickets before the start of each team's season. We also earn revenue from the sale of tickets to live sporting events that we promote other than Knicks, Rangers and Liberty games.
Revenues from the sale of suite licenses are shared between our MSG Entertainment and MSG Sports segments. See "— Business Overview — MSG Entertainment — Revenue Sources" for further discussion.
In addition to Knicks and Rangers home games, we also present or host other live sporting events at our venues, such as boxing matches, tennis, college basketball and track and field meets. When we act as the promoter of such events, we earn revenues from ticket sales and incur expenses associated with the event. When these events are promoted by third-party promoters, we earn revenues from the venue license fee we charge to such promoter for use of our venues. When licensing our venues, the amount recorded as revenue also includes the event's variable costs such as the costs of front-of-house and back-of-house staffs, including union laborers, box office staff, ushers, security and building services, which we pass along to the promoter. The mix of live sporting events, including whether we are the promoter of an event or license our venues to a third-party promoter, has a significant effect on the level of revenues and event related costs that we report in our MSG Sports segment.
Our MSG Sports segment revenues also include proceeds from certain fees and assessments added to ticket prices for events held at our venues, regardless of whether we act as promoter for such events. This currently includes a facility fee on tickets to all events at our facilities, except for team season tickets and certain other limited exceptions.
Telecast Rights
We earn revenue from the sale of telecast rights for our sports teams' home and away games and also through the receipt of our share of fees paid for league-wide telecast rights, which are awarded under contracts negotiated and administered by each league.
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
Venue Signage and Sponsorships
We earn revenues through the sale of signage space and sponsorship rights at The Garden in connection with our sports teams and certain other sporting events. Our strategy is to develop marketing partnerships with world-class brands by creating customized platforms that achieve our partners' business objectives. Signage sales generally involve the sale of advertising space within The Garden during our teams' home games and include the sale of signage on the ice and on the boards of the hockey rink during Rangers games, courtside during Knicks and Liberty games, or on the various scoreboards and display panels at The Garden. We offer both television camera-visible and non-camera-visible signage space.
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
Concessions
We sell food and beverages during all sporting events held at our venues. In addition to concession-style sales of food and beverages, which represent the majority of our concession revenues, we also provide higher-end dining at our full service restaurant and catering for suites at The Garden.
Merchandise
We earn revenues from the sale of our sports teams' merchandise both through the in-venue (and in some cases, online) sale of items bearing the logos or other marks of our sports teams and through our share of league distributions of royalty and other revenues from the league's licensing of team and league trademarks, which revenues are generally shared equally among the teams in the leagues. By agreement among the teams, each of the leagues in which we operate acts as agent for the teams to license their logos and other marks, as well as the marks of the leagues, subject to certain rights retained by the teams to license these marks within their arenas and the geographic areas in which they operate.
Expenses
The most significant expenses in our MSG Sports segment are player and other team personnel salaries and charges for transactions relating to players for career-ending and season-ending injuries, trades, and waivers and contract termination costs of players and other team personnel. We also incur costs for travel, player insurance, league operating assessments (including a 6% NBA assessment on regular season ticket sales), NHL and NBA revenue sharing and NBA luxury tax. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses to our MSG Sports segment. However, the operating results of our teams and our MSG Sports segment benefit from the fact that no rent charge is allocated to the teams or to our MSG Sports segment for games or other sporting events that it presents at The Garden. We do not allocate to our segments any depreciation expense related to The Garden and The Theater at Madison Square Garden.
Player Salaries, Escrow System/Revenue Sharing and NBA Luxury Tax
The amount we pay an individual player is determined by negotiation between the player (typically represented by an agent) and us, and is generally influenced by the player's individual playing statistics, by the amounts paid to players with comparable playing statistics by other sports teams and by restrictions in the CBAs, including the salary caps. The leagues' CBAs typically contain restrictions on when players may move between league clubs following expiration of their contracts and what rights their current and former clubs have. Our most significant player expenses generally come from signing unrestricted free agents because players are generally able to negotiate the highest salary when they become unrestricted free agents.
The predecessor NBA CBA expired June 30, 2011, and effective July 1, 2011, the NBA declared a lockout of NBA players. In December 2011, the NBA and the NBPA entered into a new CBA and the NBA Board of Governors adopted a new revenue sharing plan. The delay in reaching an agreement with the NBPA on the terms of a new CBA delayed the start of the 2011-12 NBA regular season by approximately two months until December 25, 2011. The new NBA CBA expires after the 2020-21 season (although the NBA and the NBPA each has the right to terminate the CBA following the 2016-17 season). The NBA CBA contains a "soft" salary cap (i.e., a cap on each team's aggregate player salaries but with certain exceptions that enable teams to pay more, sometimes substantially more, than the cap).
The current NHL CBA expires in September 2012. The NHL CBA contains a "hard" salary cap (i.e., teams may not exceed a stated maximum that is adjusted each season based upon league-wide revenues).
NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). A team's luxury tax for the 2011-12 and 2012-13 seasons is generally equal to the amount by which the team's aggregate player salaries exceed such threshold. Beginning with the 2013-14 season, the tax rates for teams with aggregate player salaries above such threshold will start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least four of any five seasons beginning in 2011-12, the above tax rates are increased by $1.00 for each increment. For the 2011-12 season, 100% of the aggregate luxury tax payments collected by the league will be used as a funding source for the revenue sharing plan described below; beginning with the 2012-13 season, 50% of such payments will be used as a funding source for the revenue sharing plan and the remaining 50% of such payments will be distributed in equal shares to non-taxpaying teams. The Knicks were not a luxury tax payer for the 2011-12 season. We expect the Knicks to be a luxury tax payer for the 2012-13 season. The Company recognizes the estimated amount associated with luxury tax expenses or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
NBA Escrow System/Revenue Sharing. The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues as compensation (approximately 51% in the 2011-12 season and approximately 50% thereafter), and the teams retain the remainder. The percentage of league-wide revenues paid as compensation and retained by the teams does not apply evenly across all teams and accordingly we may pay our players a higher or lower portion of our revenues than other NBA teams. Throughout each season, NBA teams withhold 10% of each player's salary and contribute the withheld amounts to an escrow account. If the league's aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. In the event that the league's aggregate player compensation is below the designated percentage of league-wide revenues, the teams will remit the shortfall to the NBPA for distribution to the players.
The NBA has also instituted a revenue sharing plan that, beginning in the 2011-12 season, generally requires the distribution of a pool of funds to teams with below-average net revenues (as defined in the plan), subject to reduction or elimination based on individual team market size and profitability. The plan will be funded by a combination of disproportionate contributions from teams with above-average net revenues, subject to certain profit-based limits (each as defined in the plan); aggregate league-wide luxury tax proceeds (100% of proceeds for the 2011-12 season, 50% of proceeds for all seasons beginning with the 2012-13 season) (see above); and, beginning with the 2012-13 season, collective league sources, if necessary. Additional amounts may also be distributed on a discretionary basis, funded by assessments on playoff ticket revenues and through collective league sources. The total amount to be distributed to recipient teams will be substantially greater than the amounts paid under the NBA revenue assistance program that was in effect prior to the 2011-12 season, which was subject to a league-wide aggregate maximum of $54,500 in the 2010-11 season.
We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended June 30, 2012 was $13,465 (including $1,063 related to the playoffs). The actual amounts for the 2011-12 season may vary significantly from the recorded provision based on actual operating results for the league and the teams for the season and other factors. In addition, given our expectation of continued revenue growth, actual operating results of the league and the teams and other factors, we expect our NBA revenue sharing obligations in subsequent seasons to grow substantially.
NHL Escrow System/Revenue Sharing. The NHL CBA provides that each season the players receive as player compensation a designated percentage of that season's league-wide revenues (between 54% and 57% depending on the level of league-wide revenues). Because the designated percentage is based upon league-wide revenues and not on a team-by-team basis, we may pay our players a higher or lower portion of our own revenues than other NHL teams pay of their own revenues. Under the current NHL CBA, throughout each season, NHL teams withhold a portion of each player's salary and contribute the withheld amounts to an escrow account. If the league's aggregate player compensation for a season exceeds the designated percentage of that season's league-wide revenues, the excess is retained by the league and distributed as follows: first, to fund a portion of the revenue sharing pool as described below, then to certain lower-payroll teams in accordance with a formula, and then to all teams in equal shares.
The current NHL CBA also provides for a revenue sharing plan that generally requires the distribution of a pool of funds approximating 4.5% of league-wide revenues to certain qualifying lower-revenue teams. This pool is funded from a combination of the escrow amounts discussed above, league-wide revenues, payments by teams participating in the playoffs and contributions by the top ten revenue earning teams (based on preseason and regular season revenues) in accordance with a formula. The Rangers are consistently among the top ten revenue teams and, accordingly, consistently contribute to this pool. The foregoing is subject to potential change following the expiration of the NHL CBA in September 2012. We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended June 30, 2012 was $18,158 (including $13,568 related to the playoffs).

Other Team Operating Expenses
Our sports teams also pay expenses associated with day-to-day operations, including for travel, equipment maintenance and player insurance. Direct variable day-of-event costs incurred at The Garden, such as the costs of front-of-house and back-of-house staff, including union laborers, box office staff, ushers, security, and event production are charged to our MSG Sports segment.
Operating costs of the Company's training facility in Greenburgh, New York and the operating and maintenance costs of the aircraft that the Company owns are also charged to our MSG Sports segment. The operation of the Connecticut Whale is also a net Ranger player development expense for our MSG Sports segment.
As members of the NBA and NHL, the Knicks and Rangers, respectively are also subject to annual league assessments. The governing bodies of each league determine the amount of each season's league assessments that are required from each member team. The NBA imposes on each team a 6% assessment on regular season ticket revenue and an assessment of 45% or 52.5% (plus an additional 5% to fund the discretionary revenue sharing payment described above) on playoff ticket revenue, depending on the number of home games played.
Our MSG Sports segment also incurs costs associated with VIP amenities, which have come online as a result of the Transformation, provided to certain ticket holders.
Other Expenses
We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses to our MSG Sports segment. However, the operating results of our teams and our MSG Sports segment benefit from the fact that no rent is imposed on the teams or to the segment for use of The Garden or The Theater at Madison Square Garden. MSG Sports also incurs selling, general and administrative expenses.
Factors Affecting Operating Results
The operating results of our MSG Sports segment are largely dependent on the continued popularity and/or on-ice or on-court competitiveness of our Rangers and Knicks teams, which has a direct effect on ticket sales for the teams' home games, which is each team's largest single source of revenue.
Our MSG Sports segment incurred operating losses during the twelve months ended June 30, 2011 and the years ended December 31, 2010 and 2009. These losses primarily reflect the impact of high costs for player salaries (including NBA luxury tax) and salaries of non-player team personnel. In addition, we incurred significant charges in each of those periods for career-ending and season-ending injuries of players and for waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the periods in which they occur, although amounts due are generally paid over the remaining contract terms. For example, the expense for these items was approximately $16,300 for fiscal year 2012 and approximately $17,600 for the comparable period of the prior year. These expenses add to the volatility of the results of our MSG Sports segment. We expect to continue to pursue opportunities to improve the overall quality of our teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses for our MSG Sports segment although it is not possible to predict their timing or amount. Our MSG Sports segment's performance has been, and may in the future be, impacted by work stoppages. See "Item 1A. Risk Factors — General Risks — Organized Labor Matters Could Negatively Impact Our Business and Our Results of Operations."
In addition to our MSG Sports segment's future performance being dependent upon the continued popularity and/or on-ice or on-court competitiveness of our Rangers and Knicks teams, it is also dependent on general economic conditions, in particular those in the New York City metropolitan area and the effect of these conditions on our customers. Continuation of the economic downturn may lead to lower demand for suite licenses and tickets to the games of our sports teams, which would also negatively affect merchandise and concession sales, as well as lower levels of sponsorship and venue signage revenues. These conditions may also affect the number of other live sporting events that this segment is able to present. We have already experienced some of these effects during this economic downturn and any continuation could adversely affect our future results of operations, cash flows and financial position.
Corporate Expenses
The Company's historical results of operations reflected in our consolidated financial statements for the periods prior to the Distribution include allocations for certain corporate functions historically provided by Cablevision. These allocations were based on what the Company and Cablevision considered reasonable reflections of the historical utilization levels of these services required in support of our business. During the year ended December 31, 2010, as an independent, public company, we expanded our financial, administrative and other staff to support these new requirements. In addition, we added staff and systems to replace many of the functions previously provided by Cablevision. As a result, our corporate operating costs as a separate company, including those associated with being a publicly-traded company, were higher subsequent to the Distribution. We do not allocate certain costs to our segments, including depreciation expense related to The Garden and The Theater at Madison Square Garden.
Impact of Current Economic Conditions
The future performance of our business segments and our Company as a whole is dependent, to a large extent, on general U.S. and global economic conditions, including capital market conditions, the impact of direct competition, our ability to manage our businesses effectively, the degree to which audiences and fans attend events hosted at our venues, and our relative strength in the marketplace, both with suppliers and customers.
Continued weakness of the U.S. and global economies may lead to lower attendance at the games of our sports teams and at our live productions, lower demand for suite licenses, fewer sponsorship transactions, fewer event bookings at our venues and lower television advertising revenues. We have experienced some of these effects in the past and any continuation could negatively impact our future results of operations, cash flows and financial position.
Results of Operations
Comparison of the Year Ended June 30, 2012 versus the Year Ended June 30, 2011
Consolidated Results of Operations
The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.
STATEMENT OF OPERATIONS DATA

	Years Ended June 30,				Increase (Decrease) in Net Income
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,284,016	100%	$1,187,791	100%	$96,225
Operating expenses:
Direct operating	714,362	56%	696,834	59%	(17,528)
Selling, general and administrative	304,624	24%	294,810	25%	(9,814)
Depreciation and amortization (including impairments)	87,503	7%	72,573	6%	(14,930)
Operating income	177,527	14%	123,574	10%	53,953
Other income (expense):
Interest expense, net	(4,752)	NM	(4,567)	NM	(185)
Miscellaneous	7,072	1%	7,485	1%	(413)
Income from operations before income taxes	179,847	14%	126,492	11%	53,355
Income tax expense	(73,302)	(6)%	(46,892)	(4)%	(26,410)
Net income	$106,545	8%	$79,600	7%	$26,945
___________________________________
NM – Percentage is not meaningful
See "Business Segment Results" within the discussion of each of the comparative financial periods for a more detailed discussion relating to the operating results of our segments. The business segment results reflected on pages 50 to 57, 59 to 65 and pages 67 to 73 do not reflect inter-segment eliminations.

Revenues
Revenues for the year ended June 30, 2012 increased $96,225, or 8%, to $1,284,016 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$49,515
Decrease in MSG Entertainment segment revenues	(30,508)
Increase in MSG Sports segment revenues	65,969
Increase in other revenues	164
Inter-segment eliminations	11,085
$96,225
Direct operating expenses primarily include:

•	compensation expense for the Company's professional sports teams' players and certain other team personnel;

•
cost of team personnel transactions for career- and season-ending player injuries, net of anticipated insurance recoveries, trades, and waivers/contract termination costs of players and other team personnel;

•	league assessments for the MSG Sports segment;

•	cost of professional team rights acquired under license agreements to telecast various sporting events on our networks;

•	other programming and production costs of our networks;

•	event costs related to the presentation and production of our live entertainment and sporting events;

•	venue lease, maintenance and other operating expenses; and

•	the cost of concessions and merchandise sold.
Direct operating expenses for the year ended June 30, 2012 increased $17,528, or 3% to $714,362 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$9,571
Decrease in MSG Entertainment segment expenses	(45,450)
Increase in MSG Sports segment expenses	42,870
Decrease in other expenses	(518)
Inter-segment eliminations	11,055
$17,528
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of administrative costs, including compensation, severance and professional fees, and sales, marketing and non-event related advertising expenses. Selling, general and administrative expenses for the year ended June 30, 2012 increased $9,814, or 3%, to $304,624 as compared to the comparable period of prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$11,427
Increase in MSG Entertainment segment expenses	16
Increase in MSG Sports segment expenses	2,913
Decrease in other expenses	(4,572)
Inter-segment eliminations	30
$9,814
The decrease in other expenses was primarily driven by the impact of changes made by the Company to include approximately

$5,000 of certain non-capitalized Transformation sales-related and other expenses in our business segment results in fiscal 2012 that were previously not allocated combined with lower professional fees partially offset by higher share-based compensation cost related to certain awards which are not allocated to the Company's business segments. We believe that these non-capitalized Transformation sales-related and other expenses are more appropriately reflected in our business segment results of operations. MSG Sports' results of operations for the year ended June 30, 2012 reflect approximately $3,600 of these costs.
Depreciation and amortization (including impairments)
Depreciation and amortization (including impairments) for the year ended June 30, 2012 increased $14,930, or 21%, to $87,503 as compared to the comparable period of the prior year. This increase is primarily attributable to higher depreciation and amortization expense on property and equipment and, to a lesser extent, an impairment charge of $3,112 recorded by the MSG Media segment during the year ended June 30, 2012 to write-off the remaining carrying value of certain intangible assets associated with DISH Network ("DISH"). See Note 5 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for a discussion of the nature of this impairment charge. The increase in depreciation and amortization expense on property and equipment was primarily due to the ongoing Transformation, which resulted in higher depreciation expense on property and equipment placed into service significantly offset by a lower depreciable asset base associated with assets that have been removed. In addition, the increase in depreciation and amortization expense on property and equipment reflects higher depreciation associated with MSG Media segment's assets placed into service in the prior fiscal year.
Miscellaneous income
Miscellaneous income for the year ended June 30, 2012 reflects approximately $7,000 related to the recovery of certain claims in connection with a third party bankruptcy proceeding. Miscellaneous income for the year ended June 30, 2011 reflects dividends of $2,186 received from an investment accounted for under the cost method. On February 4, 2011, the Company exchanged this investment for an investment in marketable securities, which is accounted for as available-for-sale. As a result of this exchange the Company recorded a pretax gain of $3,375 during the year ended June 30, 2011. In addition miscellaneous income for the year ended June 30, 2011 reflects a gain from insurance proceeds of $1,147 which relates to certain fully amortized theater show assets that were destroyed in a flood at a storage facility.
Income taxes
Income tax expense for the years ended June 30, 2012 and 2011 was $73,302 and $46,892, respectively. The effective tax rate of 40.8% for the year ended June 30, 2012 was higher than the U.S. federal statutory rate due to state income taxes and, to a lesser extent, the impact of nondeductible expenses partially offset by the impact of lower state tax rates on deferred tax liabilities, the reduction in the state income tax expense recorded in connection with the filing of the Company's 2010 income tax returns and the tax benefit resulting from the domestic production activities deduction. The effective tax rate for the year ended June 30, 2011 of 37.1% was higher than the U.S. federal statutory rate primarily due to state income taxes and, to a lesser extent, the impact of nondeductible expenses partially offset by the impact of lower state tax rates on deferred tax liabilities, the reduction in the state income tax expense recorded in connection with the filing of the Company's 2009 income tax returns and the tax benefit resulting from the domestic production activities deduction.
During the fourth quarter of fiscal year 2012, the Internal Revenue Service commenced an examination of the Company's federal income tax returns as filed for the period from February 10, 2010 through December 31, 2010. To date, no adjustments have been proposed to tax returns as filed. The Company does not expect the examination, when concluded, to result in material changes.

Adjusted operating cash flow
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit and (iii) restructuring charges or credits, which is referred to as adjusted operating cash flow ("AOCF"), a non-GAAP measure. The Company has presented the components that reconcile AOCF to operating income, an accepted GAAP measure. The following is a reconciliation of operating income to AOCF:

	Years Ended June 30,		Increase in AOCF
	2012	2011
Operating income	$177,527	$123,574	$53,953
Share-based compensation	18,205	11,398	6,807
Depreciation and amortization (including impairments)	87,503	72,573	14,930
AOCF	$283,235	$207,545	$75,690
AOCF for the year ended June 30, 2012 increased $75,690, or 36%, to $283,235 as compared to the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$30,419
Increase in AOCF of the MSG Entertainment segment	16,774
Increase in AOCF of the MSG Sports segment	21,714
Other net increases	6,783
$75,690
Other net increases were primarily driven by the impact of changes made by the Company to include approximately $5,000 of certain non-capitalized Transformation sales-related and other expenses in our business segment results that were previously not allocated combined with lower professional fees. We believe that these costs are more appropriately reflected in our business segment results of operations. MSG Sports' results of operations for the year ended June 30, 2012 reflect approximately $3,600 of these costs.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Years Ended June 30,				Increase (Decrease) in Operating Income
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$614,168	100%	$564,653	100%	$49,515
Direct operating expenses	244,681	40%	235,110	42%	(9,571)
Selling, general and administrative expenses	116,525	19%	105,098	19%	(11,427)
Depreciation and amortization(including impairments)	24,616	4%	19,786	4%	(4,830)
Operating income	$228,346	37%	$204,659	36%	$23,687

The following is a reconciliation of operating income to AOCF:

	Years Ended June 30,		Increase in AOCF
	2012	2011
Operating income	$228,346	$204,659	$23,687
Share-based compensation	5,637	3,735	1,902
Depreciation and amortization (including impairments)	24,616	19,786	4,830
AOCF	$258,599	$228,180	$30,419
While the NBA work stoppage resulted in reductions to MSG Media's revenues and expenses, the delay did not have a material impact on the segment's revenues, AOCF or operating income.
Revenues
Revenues for the year ended June 30, 2012 increased $49,515, or 9%, to $614,168 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in affiliation revenue	$38,386
Increase in advertising revenue	3,521
Other net increases	7,608
$49,515
The stated term of our Fuse carriage agreement with Time Warner Cable ("TWC") expired effective January 1, 2011. TWC continued to carry Fuse until December 16, 2011, however the Company did not recognize revenue for this carriage during such period. Effective January 1, 2012 TWC's license to carry the MSG Networks expired and the MSG Networks were not carried by TWC from that date until February 17, 2012, when the Company reached a multi-year agreement for carriage of the MSG Networks and Fuse.
The increase in affiliation fee revenue was primarily attributable to higher affiliation rates and, to a lesser extent, the recognition of revenue in fiscal year 2012 for TWC's carriage of Fuse during calendar 2011 in connection with the new TWC carriage agreement. This increase was significantly offset by the impact of the MSG Networks not being carried by TWC from January 1, 2012 through February 16, 2012, the expiration of Fuse's affiliation agreement with TWC and the expiration of MSG Network's affiliation agreement with DISH effective October 1, 2010. See "Item 1A. Risk Factors — Risks Relating to Our Media Business — The Success of Our Media Business Also Depends on Affiliation Fees, and on Agreements with a Limited Number of Distributors of Our Programming, the Loss of Which or Renewal of Which on Less Favorable Terms Could Negatively Affect Our Results of Operations."
The increase in advertising revenue discussed above was primarily driven by higher sales generated from the telecast of professional sports programming, including the playoffs.
Other net increases were primarily due to a new programming licensing agreement, which commenced during the second quarter of fiscal year 2012 and for which revenue will be recognized until the agreement's expiration in April 2013 and is not expected to be recurring thereafter.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2012 increased $9,571, or 4%, to $244,681 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in non-rights related programming costs	$13,630
Decrease in programming acquisition costs (rights fees)	(4,059)
$9,571
The increase in non-rights related programming costs was primarily driven by higher costs associated with Fuse programming.
The decrease in programming acquisition costs (rights fees) was primarily due to a decline in rights fees from the licensing of team related programming to MSG Media from the MSG Sports segment as a result of the overall reduction in the number of events exclusively available to MSG Networks in the year ended June 30, 2012 as compared to the comparable period of the prior year. This decline was partially offset by higher rights fees associated with Fuse programming.
MSG Media results for fiscal year 2013 will reflect higher rights fee expense as the Knicks return to a full regular season schedule, as well as increased Fuse programming costs, consistent with the Company's long-term strategy to increase Fuse viewership.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2012 increased $11,427, or 11%, to $116,525 as compared to the comparable period of the prior year primarily due to an increase in employee compensation and related benefits and higher marketing costs, which primarily reflect increased marketing efforts in connection with affiliate disputes.
Depreciation and amortization (including impairments)
Depreciation and amortization (including impairments) for the year ended June 30, 2012 increased $4,830, or 24%, to $24,616 as compared to the comparable period of the prior year. This increase was primarily due to an impairment charge of $3,112 recorded during fiscal year 2012 to write-off the remaining carrying value of certain intangible assets associated with DISH, as well as higher depreciation expense associated with assets placed into service in the prior fiscal year. See Note 5 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for a discussion of the nature of this impairment charge.
AOCF
AOCF for the year ended June 30, 2012 increased $30,419, or 13%, to $258,599 as compared to the comparable period of the prior year, primarily driven by an increase in revenues partially offset by higher selling, general and administrative and direct operating expenses, as discussed above.
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Years Ended June 30,				(Increase) Decrease in Operating Loss
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$263,976	100%	$294,484	100%	$(30,508)
Direct and operating expenses	198,649	75%	244,099	83%	45,450
Selling, general and administrative expenses	64,976	25%	64,960	22%	(16)
Depreciation and amortization	9,653	4%	9,407	3%	(246)
Operating loss	$(9,302)	(4)%	$(23,982)	(8)%	$14,680
The following is a reconciliation of operating loss to AOCF:

	Years Ended June 30,		Increase in AOCF
	2012	2011
Operating loss	$(9,302)	$(23,982)	$14,680
Share-based compensation	4,944	3,096	1,848
Depreciation and amortization	9,653	9,407	246
AOCF	$5,295	$(11,479)	$16,774

Revenues
Revenues for the year ended June 30, 2012 decreased $30,508, or 10%, to $263,976 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in event-related revenues at The Garden	$(20,524)
Decrease in revenues due to the absence of the Wintuk production	(19,943)
Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	(11,112)
Increase in event-related revenues at The Theater at Madison Square Garden, excluding Wintuk	3,993
Increase in event-related revenues at the Beacon Theatre	4,517
Increase in suite rental fee and venue related sponsorship and signage revenues	4,844
Increase in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	10,760
Other net decreases	(3,043)
$(30,508)
The decrease in event-related revenues at The Garden was primarily driven by fewer events held at the venue which is largely attributable to The Garden being shut down in connection with the Transformation. The Garden had less availability for MSG Entertainment events during the year ended June 30, 2012 as compared to the comparable period of the prior year.
The Wintuk production was presented at The Theater at Madison Square Garden during the 2010 holiday season, after which it concluded its planned four year run at the venue.
The decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise reflects fewer scheduled performances of the show outside of New York. The Company previously made the decision to utilize existing touring assets at the Wang Theatre in Boston, the Durham Performing Arts Center in Durham, North Carolina and the Grand Ole Opry House in Nashville during the 2011 holiday season. As such, there was no arena tour during the 2011 holiday season and the theater version of the show was presented in fewer markets as compared to the comparable period of the prior year. This decrease was partially offset by higher revenues from the show's presentation at Radio City Music Hall primarily due to higher attendance combined with higher average ticket prices.
The increase in event-related revenues at The Theater at Madison Square Garden, excluding Wintuk, was primarily due to a change in the mix of and an increase in the number of events during the year ended June 30, 2012. This increase was primarily driven by events held during the second quarter of fiscal year 2012 as the venue was used for the Wintuk production discussed above during the comparable period of the prior year.
The increase in event-related revenues at the Beacon Theatre was primarily due to an increase in number of events held at the venue during the year ended June 30, 2012 as compared to the comparable period of the prior year. In July and August of 2010 there were generally no events held at the venue due to the early closure of Banana Shpeel.
The increase in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily driven by an increase in the number of events held at the venue during the year ended June 30, 2012 as compared to the comparable period of the prior year. The increase in the number of events reflects the venue being fully utilized for approximately four months during fiscal year 2012 for the presentation of Cirque du Soleil's Zarkana whereas Radio City Music Hall did not have a comparable engagement during the year ended June 30, 2011. The venue was utilized for a large portion of the three months ended June 30, 2011 for the load-in and rehearsal period of Cirque du Soleil's Zarkana.

Direct operating expenses
Direct operating expenses for the year ended June 30, 2012 decreased $45,450, or 19%, to $198,649 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	$(23,176)
Decrease in direct operating expenses associated with Wintuk	(18,484)
Decrease in event-related direct operating expenses at The Garden	(9,134)
Decrease in venue related sponsorship and signage expenses	(1,057)
Increase in event-related direct operating expenses at the Beacon Theatre	1,088
Increase in event-related direct operating expenses at The Theater at Madison Square Garden, excluding Wintuk	2,974
Increase in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	4,418
Other net decreases	(2,079)
$(45,450)

The decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise primarily reflects lower costs due to the absence of the arena tour and fewer theater markets as discussed above. These declines were partially offset by higher expenses associated with the presentation of the show at Radio City Music Hall due primarily to the enhancements added to the show in the current fiscal year.
AOCF
AOCF for the year ended June 30, 2012 increased by $16,774, or 146%, to $5,295 as compared to the comparable period of the prior year, primarily driven by a decrease in direct operating expenses partially offset by lower revenues as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Years Ended June 30,				(Increase) Decrease in Operating Loss
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$464,726	100%	$398,757	100%	$65,969
Direct operating expenses	329,631	71%	286,761	72%	(42,870)
Selling, general and administrative expenses	111,023	24%	108,110	27%	(2,913)
Depreciation and amortization	11,003	2%	11,085	3%	82
Operating income (loss)	$13,069	3%	$(7,199)	(2)%	$20,268
The following is a reconciliation of operating income (loss) to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2012	2011
Operating income (loss)	$13,069	$(7,199)	$20,268
Share-based compensation	4,645	3,117	1,528
Depreciation and amortization	11,003	11,085	(82)
AOCF	$28,717	$7,003	$21,714

Revenues
Revenues for the year ended June 30, 2012 increased $65,969, or 17%, to $464,726 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in professional sports teams’ playoff related revenues primarily due to a higher number of playoff games played	$35,668
Increase in professional sports teams’ pre/regular season ticket-related revenue	21,740
Increase in suite rental fee revenue	6,771
Increase in event-related revenues from other live sporting events	5,653
Increase in professional sports teams’ sponsorship and signage revenues	2,224
Increase in professional sports teams’ regular season food, beverage and merchandise sales	1,482
Increase in revenues from NHL and NBA distributions	1,060
Decrease in broadcast rights fees from MSG Media	(11,055)
Other net increases	2,426
$65,969

Overall the increase in revenues was primarily driven by an increase in professional sports teams' playoff related revenues and the financial benefits of the first phase of the Transformation project significantly offset by the impact of the NBA work stoppage. The delay in reaching an agreement with the NBPA on the terms of a new CBA delayed the start of the 2011-12 NBA regular season by approximately two months until December 25, 2011. In addition to the delayed start, the resolution of the NBA work stoppage resulted in the 2011-12 regular season being shortened by 16 games, or approximately 19.5%, to a 66-game regular season. During the year ended June 30, 2012, the Knicks played a combined 68 preseason and regular season games, of which 34 were home games and 34 were away games, as compared to a combined 90 preseason and regular season games during the prior year, of which 44 were home games and 46 were away games.
The increase in professional sports teams' pre/regular season ticket-related revenue was primarily due to an increase in average ticket prices for our professional sports teams, significantly offset by the impact of the NBA work stoppage, which resulted in fewer games played during the year ended June 30, 2012 as compared to the comparable period of the prior year.
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
The increase in event-related revenues from other live sporting events was primarily due to an increase in the number of events and the change in the mix of events during the year ended June 30, 2012 as compared to the comparable period of the prior year. Event-related revenues from other live sporting events include ticket-related revenues, venue license fees we charge to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.
The decrease in broadcast rights fees from MSG Media was primarily due to the overall reduction in the number of events exclusively available to MSG Networks during the year ended June 30, 2012 as compared to the comparable period of the prior year.

Direct operating expenses
Direct operating expenses for the year ended June 30, 2012 increased $42,870, or 15%, to $329,631 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in professional sports teams’ playoff related expenses	$22,926
Increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	14,840
Increase in other team operating expenses	6,889
Increase in event-related expenses associated with other live sporting events	4,590
Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	(1,290)
Decrease in team personnel compensation	(7,570)
Other net increases	2,485
$42,870
Net provisions for NBA and NHL revenue sharing (excluding playoffs), NBA luxury tax and certain team personnel transactions, were as follows:

	Years Ended June 30,		Increase(Decrease)
	2012	2011
Net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax	$16,992	$2,152	$14,840
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	16,314	17,604	(1,290)
The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax reflects higher estimated revenue sharing expense, net of escrow receipts, of $12,413 which was primarily attributable to higher NBA revenue sharing for the 2011-12 season. The actual amounts for the 2011-12 season may vary significantly from the recorded provision based on actual operating results for the league and the teams for the season and other factors. In addition, given our expectation of continued revenue growth, actual operating results of the league and the teams and other factors, we expect our NBA revenue sharing obligations in subsequent seasons to grow substantially. The increase in net provisions for NBA luxury tax for the year ended June 30, 2012 was due to the Knicks not qualifying for a share of luxury tax proceeds from tax-paying teams during the year ended June 30, 2012, as compared to recording $2,427 during the comparable period of the prior year. The Knicks were not a gross luxury tax payer for the 2010-11 and 2011-12 seasons; however, we expect the Knicks to be a luxury tax payer for the 2012-13 season.
Team personnel transactions (including the impact of NBA luxury tax) for the year ended June 30, 2012 primarily reflect provisions recorded for waivers/contract terminations and season-ending player injuries of $15,832 and $407, respectively. Team personnel transactions for the year ended June 30, 2011 reflect provisions recorded for player trades and waivers/contract terminations of $4,561 and $8,657, respectively, and season-ending player injuries of $4,386. The cost of these transactions is recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.
The increase in other team operating expenses was primarily due to higher costs associated with new VIP amenities, which have come online as a result of the Transformation, provided to certain ticket holders, as well as increased league assessments, team travel, player insurance and day-of-event costs. The impact of these increases was significantly offset by the impact of the NBA work stoppage.
The decrease in team personnel compensation was primarily due to the NBA work stoppage, which resulted in lower compensation costs for Knicks players due to fewer games being played during the year ended June 30, 2012 as compared to the comparable period of the prior year partially offset by non-work stoppage related roster changes.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2012 increased $2,913, or 3%, to $111,023, as compared to the comparable period of the prior year. The net increase is primarily attributable to certain non-capitalized Transformation sales-related and other expenses that were not included in MSG Sports' results in the prior year and, to a lesser extent, higher playoff related expenses partially offset by a decrease in employee compensation and related benefits.

AOCF
AOCF for the year ended June 30, 2012 increased $21,714, or 310%, to $28,717, as compared to the comparable period of the prior year. The increase was primarily due to higher revenues significantly offset by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above.
Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010
Consolidated Results of Operations
The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.
STATEMENT OF OPERATIONS DATA

	Six Months Ended June 30,				Increase (Decrease) in Net Income
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$564,287	100%	$533,632	100%	$30,655
Operating expenses:
Direct operating	331,306	59%	320,914	60%	(10,392)
Selling, general and administrative	143,179	25%	127,632	24%	(15,547)
Depreciation and amortization	44,926	8%	29,260	5%	(15,666)
Operating income	44,876	8%	55,826	10%	(10,950)
Other income (expense):
Interest expense, net	(2,216)	NM	(1,106)	NM	(1,110)
Miscellaneous	5,561	1%	2,000	NM	3,561
Income from operations before income taxes	48,221	9%	56,720	11%	(8,499)
Income tax expense	(20,607)	(4)%	(25,326)	(5)%	4,719
Net income	$27,614	5%	$31,394	6%	$(3,780)
___________________________________
NM – Percentage is not meaningful
Revenues
Revenues for the six months ended June 30, 2011 increased $30,655, or 6%, to $564,287 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$13,127
Decrease in MSG Entertainment segment revenues	(9,468)
Increase in MSG Sports segment revenues	26,583
Inter-segment eliminations	413
$30,655
DISH ceased to carry Fuse on July 1, 2010 and MSG Networks on October 1, 2010. Accordingly, there were no revenues recorded during the six months ended June 30, 2011 as a result of DISH's non-carriage of MSG Networks and Fuse. In addition, the Company did not recognize any revenues from TWC in respect of Fuse during the six months ended June 30, 2011, following the expiration of the Fuse affiliate agreement on January 1, 2011.

Direct operating expenses for the six months ended June 30, 2011 increased $10,392, or 3%, to $331,306 as compared to the comparable period of the prior year. The net increase is attributable to the following:

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

AOCF
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
$4,781

See "— Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010 — Consolidated Results of Operations — Revenues" for discussion of the expiration of certain affiliation agreements.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Six Months Ended June 30,				Increase (Decrease) in Operating Income
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$287,114	100%	$273,987	100%	$13,127
Direct operating expenses	119,100	41%	109,118	40%	(9,982)
Selling, general and administrative expenses	49,200	17%	42,665	16%	(6,535)
Depreciation and amortization	11,090	4%	9,767	4%	(1,323)
Operating income	$107,724	38%	$112,437	41%	$(4,713)
The following is a reconciliation of operating income to AOCF:

	Six Months Ended June 30,		Increase (Decrease) in AOCF
	2011	2010
Operating income	$107,724	$112,437	$(4,713)
Share-based compensation	1,991	1,688	303
Depreciation and amortization	11,090	9,767	1,323
AOCF	$120,805	$123,892	$(3,087)

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
The increase in affiliation fee revenue discussed above was primarily attributable to higher affiliation rates, with the overall increase being substantially offset by the impact of the expiration of certain affiliation agreements, as discussed in the "— Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010 — Consolidated Results of Operations — Revenues" section above.
Direct operating expenses
Direct operating expenses for the six months ended June 30, 2011 increased $9,982, or 9%, to $119,100 as compared to the comparable period of the prior year. The net increase is attributable to the following:

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
See "— Comparison of the Six Months Ended June 30, 2011 versus the Six Months Ended June 30, 2010 — Consolidated Results of Operations — Revenues" for a discussion of the expiration of certain affiliation agreements.

MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Six Months Ended June 30,				(Increase) Decrease in Operating Loss
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$78,770	100%	$88,238	100%	$(9,468)
Direct and operating expenses	68,198	87%	91,694	104%	23,496
Selling, general and administrative expenses	30,543	39%	31,034	35%	491
Depreciation and amortization	4,568	6%	4,639	5%	71
Operating loss	$(24,539)	(31)%	$(39,129)	(44)%	$14,590
The following is a reconciliation of operating loss to AOCF:

	Six Months Ended June 30,		Increase (Decrease) in AOCF
	2011	2010
Operating loss	$(24,539)	$(39,129)	$14,590
Share-based compensation	1,274	1,740	(466)
Depreciation and amortization	4,568	4,639	(71)
AOCF	$(18,697)	$(32,750)	$14,053
Revenues
Revenues for the six months ended June 30, 2011 decreased $9,468, or 11%, to $78,770 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in event-related revenues at The Garden and The Theater at Madison Square Garden, excluding Wintuk	$(7,041)
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, primarily due to the decrease in the number of events	(5,563)
Decrease in revenues due to the absence of Banana Shpeel	(3,179)
Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	(2,343)
Decrease in revenues from the presentation of Wintuk, primarily due to the decrease in the number of scheduled performances	(1,130)
Increase in event-related revenues at the Beacon Theatre, excluding a decline of $2,747 attributable to the absence of Banana Shpeel as reported above	9,195
Other net increases	593
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
The decrease in the number of events at Radio City Music Hall, excluding Radio City Christmas Spectacular, reflect the impact of the venue being utilized for a large portion of the three months ended June 30, 2011 for the load-in and rehearsal period of Cirque du Soleil's Zarkana, performances of which were primarily held during the first fiscal quarter ending September 30, 2011.

The decrease in revenues from the Radio City Christmas Spectacular franchise, which includes the New York production of the show as well as shows outside of New York, was primarily driven by fewer scheduled performances, as there were performances in January 2010, while none took place in January 2011.
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
Direct operating expenses
Direct operating expenses for the six months ended June 30, 2011 decreased $23,496, or 26%, to $68,198 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in the expenses associated with the presentation of Banana Shpeel, including an impairment charge of $9,945 recorded during the comparable period of the prior year	$(17,124)
Decrease in event-related expenses at The Garden and The Theater at Madison Square Garden, excluding Wintuk	(4,548)
Decrease in direct operating expenses related to the presentation of the Radio City Christmas Spectacular franchise primarily driven by fewer scheduled performances	(3,414)
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	(2,895)
Decrease in direct operating expenses associated with the presentation of Wintuk, primarily due to the decrease in the number of performances	(1,517)
Increase in event-related expenses at the Beacon Theatre, excluding the costs associated with Banana Shpeel as reported above, primarily due to an increase in the number of events	4,424
Other net increases	1,578
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

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Six Months Ended June 30,				Increase (Decrease) in Operating Income
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$233,120	100%	$206,537	100%	$26,583
Direct operating expenses	178,179	76%	154,998	75%	(23,181)
Selling, general and administrative expenses	54,345	23%	45,804	22%	(8,541)
Depreciation and amortization	5,490	2%	5,214	3%	(276)
Operating income (loss)	$(4,894)	(2)%	$521	NM	$(5,415)
___________________________________
NM – Percentage is not meaningful
The following is a reconciliation of operating income (loss) to AOCF:

	Six Months Ended June 30,		Increase (Decrease) in AOCF
	2011	2010
Operating income (loss)	$(4,894)	$521	$(5,415)
Share-based compensation	1,650	1,217	433
Depreciation and amortization	5,490	5,214	276
AOCF	$2,246	$6,952	$(4,706)
Revenues
Revenues for the six months ended June 30, 2011 increased $26,583, or 13%, to $233,120 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in professional sports teams' playoff related revenues	$11,361
Increase in revenues from NHL and NBA distributions	3,875
Increase in professional sports teams' regular season food, beverage and merchandise sales	3,687
Increase in professional sports teams' regular season ticket related revenue	3,469
Increase in professional sports teams' sponsorship and signage revenues	2,428
Increase in event-related revenues from other live sporting events	1,258
Other net increases	505
$26,583
Event-related revenues from other live sporting events include ticket related revenues, venue license fees we charge to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.

Direct operating expenses
Direct operating expenses for the six months ended June 30, 2011 increased $23,181, or 15%, to $178,179 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$8,941
Increase in professional sports teams' playoff related expenses	6,976
Increase in team personnel compensation, net of insurance recoveries	2,542
Increase in professional sports teams' expenses associated with regular season food, beverage and merchandise sales	1,766
Increase in other team operating expenses	1,435
Increase due to higher net provision for NBA luxury tax (excluding the impact of certain team personnel transactions) of $1,234 and higher net provision for NHL revenue sharing (excluding playoffs) of $43	1,277
Other net increases, including an increase in event-related expenses associated with other live sporting events	244
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
The increase in the net provision for NHL revenue sharing (excluding playoffs) for the six months ended June 30, 2011 as compared to the comparable period of the prior year is based primarily on estimates of the Rangers' and league-wide revenues at the end of the season.
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
Comparison of the Year Ended December 31, 2010 versus the Year Ended December 31, 2009
Consolidated Results of Operations
The tables below set forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.
STATEMENT OF OPERATIONS DATA

	Years Ended December 31,				Increase (Decrease) in Net Income
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,157,136	100%	$1,062,417	100%	$94,719
Operating expenses:
Direct operating	686,442	59%	682,337	64%	(4,105)
Selling, general and administrative	279,263	24%	273,712	26%	(5,551)
Depreciation and amortization	56,907	5%	61,336	6%	4,429
Operating income	134,524	12%	45,032	4%	89,492
Other income (expense):
Interest expense, net	(3,457)	NM	(1,117)	NM	(2,340)
Miscellaneous	3,924	NM	2,000	NM	1,924
Income from operations before income taxes	134,991	12%	45,915	4%	89,076
Income tax expense	(51,611)	(4)%	(18,266)	(2)%	(33,345)
Net income	$83,380	7%	$27,649	3%	$55,731
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
$94,719
DISH ceased to carry Fuse on July 1, 2010 and MSG Networks on October 1, 2010. Accordingly, the 2010 period includes nine months of DISH revenues in respect of MSG Networks and six months in respect of Fuse.

Direct operating expenses
Direct operating expenses for the year ended December 31, 2010 increased $4,105, or 1%, to $686,442 as compared to the prior year. The net increase is attributable to the following:

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
$5,551
Increase in other expenses discussed above primarily reflects an increase in certain costs related to being an independent public company, which were not allocated to the Company's business segments.
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
Interest expense, net
Interest expense, net for the year ended December 31, 2010 increased $2,340, or 209%, to $3,457 as compared to the prior year primarily driven by higher interest expense related to fees associated with the Company's credit facility.
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
For all periods prior to the Distribution, deferred tax assets and liabilities have been measured using the estimated applicable corporate tax rates historically used by Cablevision. Due to the Company's significant presence in the City of New York, the estimated applicable corporate tax rate used to measure deferred taxes is higher for the Company as a stand-alone entity. As such, as of the Distribution date, an increase in the deferred tax liability of $31,353 to reflect use of the higher stand-alone estimated applicable corporate tax rate was recorded as an adjustment to paid-in capital. In addition, as of the Distribution date, the deferred tax asset for share-based awards was reduced by $4,092 through an adjustment to paid-in capital to eliminate the portion of the deferred tax asset relating to the share-based compensation expense attributable to Cablevision employees that was allocated to the Company prior to the Distribution. For all periods prior to the Distribution, allocable current income tax liabilities calculated on a stand-alone basis that the Company did not pay directly have been reflected as deemed capital contributions to the Company from Cablevision. Such contributions amounted to $6,780 and $84 for the years ended December 31, 2010 and 2009, respectively.
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
$82,134

See "— Comparison of the Year Ended December 31, 2010 versus the Year Ended December 31, 2009 — Consolidated Results of Operations — Revenues" for discussion of the expiration of certain affiliation agreements.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Years Ended December 31,				Increase (Decrease) in Operating Income
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$551,526	100%	$474,139	100%	$77,387
Direct operating expenses	225,128	41%	217,465	46%	(7,663)
Selling, general and administrative expenses	98,563	18%	95,163	20%	(3,400)
Depreciation and amortization	18,463	3%	19,723	4%	1,260
Operating income	$209,372	38%	$141,788	30%	$67,584

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,		Increase (Decrease) in AOCF
	2010	2009
Operating income	$209,372	$141,788	$67,584
Share-based compensation	3,432	5,847	(2,415)
Depreciation and amortization	18,463	19,723	(1,260)
AOCF	$231,267	$167,358	$63,909
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
Direct operating expenses
Direct operating expenses for the year ended December 31, 2010 increased $7,663, or 4%, to $225,128 as compared to the prior year. The net increase is attributable to the following:

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
See "Comparison of the Year Ended December 31, 2010 versus the Year Ended December 31, 2009 — Consolidated Results of Operations — Revenues" regarding carriage of Fuse and MSG Networks by DISH.
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Years Ended December 31,				(Increase) Decrease in Operating Loss
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$303,952	100%	$286,543	100%	$17,409
Direct and operating expenses	267,595	88%	250,068	87%	(17,527)
Selling, general and administrative expenses	65,451	22%	63,701	22%	(1,750)
Depreciation and amortization	9,478	3%	10,346	4%	868
Operating loss	$(38,572)	(13)%	$(37,572)	(13)%	$(1,000)
The following is a reconciliation of operating loss to AOCF:

	Years Ended December 31,		Decrease in AOCF
	2010	2009
Operating loss	$(38,572)	$(37,572)	$(1,000)
Share-based compensation	3,562	5,420	(1,858)
Depreciation and amortization	9,478	10,346	(868)
AOCF	$(25,532)	$(21,806)	$(3,726)
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
The increase in revenue from the presentation of Radio City Christmas Spectacular reflects higher revenues at the show's presentation at Radio City Music Hall due primarily to the increase in the number of performances. This increase was offset in part by decline in revenues from the show's theater and arena touring productions. While the New York market has begun to rebound from the economic downturn, other markets around the country have been slower to recover, impacting the touring versions of the Radio City Christmas Spectacular. As a result, we made the decision to utilize touring assets at the Wang Theatre in Boston, the Durham Performing Arts Center in Durham, North Carolina and the Grand Ole Opry House in Nashville during the 2011 holiday season.
Direct operating expenses
Direct operating expenses for the year ended December 31, 2010 increased $17,527, or 7%, to $267,595 as compared to the prior year. The net increase is attributable to the following:

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
$17,527
The Company recorded a pre-tax impairment charge in 2010 for the unamortized deferred costs related to Banana Shpeel remaining on the Company's balance sheet at the end of the show's run at the Beacon Theatre. Performances of the show were discontinued after playing in Toronto in early October of 2010.
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

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Years Ended December 31,				Decrease in Operating Loss
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$372,174	100%	$368,607	100%	$3,567
Direct operating expenses	263,580	71%	281,217	76%	17,637
Selling, general and administrative expenses	99,569	27%	108,344	29%	8,775
Depreciation and amortization	10,809	3%	10,956	3%	147
Operating loss	$(1,784)	NM	$(31,910)	(9)%	$30,126
___________________________________
NM – Percentage is not meaningful
The following is a reconciliation of operating loss to AOCF:

	Years Ended December 31,		Increase (Decrease) in AOCF
	2010	2009
Operating loss	$(1,784)	$(31,910)	$30,126
Share-based compensation	2,684	2,995	(311)
Depreciation and amortization	10,809	10,956	(147)
AOCF	$11,709	$(17,959)	$29,668
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
$3,567

Direct operating expenses
Direct operating expenses for the year ended December 31, 2010 decreased $17,637, or 6%, to $263,580 as compared to the prior year. The net decrease is attributable to the following:

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
The change in the net provisions for NHL revenue sharing (excluding playoffs) for the year ended December 31, 2010 as compared to prior year reflects a higher net provision for NHL revenue sharing expense, based primarily on estimates of the Rangers' and league-wide revenues at the end of the season.
Team personnel transactions for the year ended December 31, 2010 reflect provisions recorded for player waivers/contract terminations of $4,988 and season-ending player injuries of $3,675 which is net of insurance recoveries of $820. Team personnel transactions for the year ended December 31, 2009 primarily reflect provisions recorded for player waivers/contract terminations and the costs associated with a player trade of $5,169 and $3,286, respectively, which is net of insurance recoveries of $426. The cost of these transactions are recorded when the transaction occurs, but payments owed are generally paid over the remaining contract terms.
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
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $375,000 credit agreement with a syndicate of lenders, providing for a senior secured revolving credit facility that we refer to as the Revolving Credit Facility (see "Financing Agreements" below). Our principal uses of cash include capital spending, working capital-related items and investments that we may fund from time to time. The decisions of the Company as to the use of its available liquidity will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
The Transformation of The Garden is ongoing. In order to most efficiently and effectively complete the Transformation, it remains a year-round project. To minimize disruption to current operations, we plan for The Garden to remain open for the Knicks' and Rangers' regular seasons and playoffs while we accomplish the bulk of the construction work during the off-season shutdowns. We have closed The Garden and The Theater at Madison Square Garden for the off season following the Knicks' and Rangers' playoffs in 2011 and 2012 and we plan to close The Garden and The Theater at Madison Square Garden after the conclusion of the Knicks' and Rangers' seasons, including the playoffs, in 2013. Given that we cannot know in advance when those seasons will end, we are generally not booking live entertainment or other sporting events from a period commencing in April and ending in October in calendar year 2012 and 2013 and did not book such events during a similar period in calendar year 2011. We did not host any preseason Rangers' home games in the 2012 fiscal year and do not expect to host Knicks' and Rangers' preseason home games in the 2013 fiscal year. While we seek to minimize disruptions during the Transformation, including scheduling events at our other venues or to other times of the year when The Garden or The Theater at Madison Square Garden will be open, we are not able to reschedule all events that would otherwise have occurred during the shutdowns. Consequently, we have lost and expect to lose revenues as a result of this schedule.
The renovated lower bowl of The Garden reopened in October 2011. We were able to accelerate the renovation of certain portions of the upper bowl during the first off-season shutdown. The balance of the renovated upper bowl is expected to be open for the 2012-13 NBA and NHL regular seasons. Construction on areas such as concourses and certain restrooms, concessions and suites will continue during the seasons. As part of the second phase of the Transformation project, The Garden's seating capacity, excluding suites, for fiscal 2013 will be reduced by approximately one thousand seats for Knicks' and Rangers' games (and reduced by a lesser amount for entertainment events), as compared to fiscal 2012. After the third phase of the Transformation project, The Garden's seating capacity, excluding suites, will again be comparable to pre-Transformation project levels, primarily due to the planned addition of the Chase Bridges.
The Transformation project remains within our overall expectations. We reopened the lower bowl on schedule and our plan for opening the renovated upper bowl, as well as the other elements in the transformed arena, has not changed. Construction costs for the Transformation project incurred through June 30, 2012 were approximately $717,000 of which approximately $375,000 was incurred during the year ended June 30, 2012. We remain on schedule and do not expect total Transformation project construction costs to differ materially (higher or lower) from the previously disclosed $980,000 inclusive of various reserves for contingencies.
As with any major renovation project, the Transformation is subject to potential unexpected delays, costs or other problems. Depending upon the severity and timing, such events could materially and negatively affect our business, results of operations and cash flows.
In June 2012, we completed the purchase of the Forum, an iconic venue in Inglewood, California. The City of Inglewood approved an $18,000 renovation loan conditioned upon the Company investing at least $50,000 in the renovation of the Forum which the Company expects to do. The loan will be forgiven once certain operating conditions, that the Company expects to satisfy, are met. See Note 3 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for a further discussion of the purchase price of the Forum.
We believe we have sufficient liquidity, including approximately $206,500 in cash and cash equivalents as of June 30, 2012, along with available borrowing capacity under our Revolving Credit Facility, to complete the Transformation project and our other initiatives.
We have assessed recent capital and credit markets activity and conditions against our ability to meet our net funding and investing requirements over the next twelve months and we believe that the combination of cash and cash equivalents on hand, cash generated from operating activities and borrowing availability under our Revolving Credit Facility should provide us with sufficient liquidity. However, global economic conditions may lead to lower demand for our offerings, such as lower levels of attendance or advertising. The consequences of such conditions could adversely impact our results of operations and our cash flows and might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.

Financing Agreements
Revolving Credit Facility
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a new senior secured revolving credit facility of up to $375,000 with a term of five years (the "Revolving Credit Facility"). The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of June 30, 2012, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of June 30, 2012, there was $7,000 in letters of credit issued and outstanding under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of June 30, 2012 was $368,000.
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
Guarantees and Security
All obligations under the Credit Agreement are guaranteed by MSG L.P.'s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries in accordance with the facility (the "Guarantors"). All obligations under the Credit Agreement, including the guarantees of those obligations, are secured by certain of the assets of MSG L.P. and each Guarantor, (collectively, "Collateral") including, but not limited to, a pledge of the equity interests held directly or indirectly by MSG L.P. in each Guarantor. The Collateral, however, does not include, among other things, our sports franchises or other assets of any of MSG L.P.'s teams, including of the Knicks and Rangers, or any interests in real property of MSG L.P. or the Guarantors, including the Madison Square Garden Complex, the leasehold interest in Radio City Music Hall and MSG L.P.'s real property interest in other venues.
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
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the year ended June 30, 2012 increased by $152,850 to $333,373 as compared to the comparable period of the prior year. This increase was driven by an increase of $110,044 resulting from changes in assets and liabilities and a $42,806 increase in net income and other non-cash items. The increase resulting from changes in assets and liabilities was primarily due to (i) an increase during the year ended June 30, 2012 in accrued and other liabilities of $45,073 as compared to a decrease of $18,876 during the comparable period of the prior year, and (ii) increases during the year ended June 30, 2012 in deferred revenue and deferred income taxes of $55,592 and $21,781, respectively, as compared to increases of $27,498 and $2,706, respectively, during the comparable period of the prior year.
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
Investing Activities
Net cash used in investing activities for the year ended June 30, 2012 increased by $237,182 to $429,081 as compared to the comparable period of the prior year primarily driven by an increase in capital expenditures associated with the Transformation, and to a lesser extent, the Company's June 2012 acquisition of the Forum.
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
Financing Activities
Net cash used in financing activities for the year ended June 30, 2012 decreased by $825 to $2,668 as compared to the comparable period of the prior year primarily due to an increase in the excess tax benefit on share-based awards and proceeds from stock option exercises significantly offset by an increase in cash paid for the acquisition of restricted shares.
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
Contractual Obligations and Off Balance Sheet Arrangements
Future cash payments required under operating leases, unconditional purchase obligations pursuant to material contracts entered into by the Company in the normal course of business, outstanding letters of credit and capital leases as of June 30, 2012 are summarized in the following table.

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements:
Contractual obligations (a)	$1,257,613	$189,375	$317,663	$131,016	$619,559
Operating lease obligations (b)	363,113	41,569	81,487	78,036	162,021
Letters of credit (c)	7,000	7,000	—	—	—
	1,627,726	237,944	399,150	209,052	781,580
Contractual obligations reflected on the balance sheet:
Capital lease obligations (d)	4,853	622	1,244	1,244	1,743
Contractual obligations (e)	55,868	22,866	5,744	9,358	17,900
	60,721	23,488	6,988	10,602	19,643
Total	$1,688,447	$261,432	$406,138	$219,654	$801,223

(a)
Contractual obligations not reflected on the balance sheet consist primarily of (i) the MSG Media segment's obligations related to professional team rights, acquired under license agreements, to telecast certain live sporting events, (ii) the MSG Sports segment's obligations under employment agreements that the Company has with its professional sports teams' personnel that are generally guaranteed regardless of employee injury or termination, and (iii) minimum purchase requirements incurred in the normal course of the Company's operations.

(b)
Operating lease obligations represent future minimum rental payments on various long-term, noncancelable leases for office and storage space, and lease commitments for Radio City Music Hall and the Beacon Theatre.

(c)	Consists of letters of credit obtained by the Company under the Revolving Credit Facility as collateral for certain insurance policies and for a lease agreement.

(d)	Reflects the face amount of capital lease obligations, including related interest.

(e)	Consists principally of amounts earned under employment agreements that the Company has with certain of its professional sports teams' personnel in the MSG Sports segment.
The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due for NBA luxury tax payments or NBA or NHL revenue sharing.
Seasonality of Our Business
The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of our fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of our fiscal year. In addition, see "— Liquidity and Capital Resources" for discussion of the off-season shutdown of The Garden and The Theater at Madison Square Garden due to the Transformation.

Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. The Company adopted ASU No. 2011-04 effective January 1, 2012. The adoption of this ASU did not have a material impact on the Company's financial position, results of operations, or cash flows.
In September 2011, the FASB issued ASU No. 2011-09, Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer's Participation in a Multiemployer Plan, which requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide more information about an employer's involvement in multiemployer pension plans. Although the majority of the amendments in this ASU apply only to multiemployer pension plans, there are also amendments that require changes in disclosures for multiemployer plans that provide postretirement benefits other than pensions. The Company adopted this ASU in the quarter ended June 30, 2012. This ASU impacted the Company's disclosures only and did not have any impact on the Company's financial position, results of operations, or cash flows. The disclosures required by this ASU are presented in Note 16 to the consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income, which is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income, and to additionally align the presentation of other comprehensive income in financial statements prepared in accordance with GAAP with those prepared in accordance with International Financial Reporting Standards. An entity now has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to indefinitely defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. During the deferral period, the existing requirements in GAAP for the presentation of reclassification adjustments are required to continue to be followed. These standards will be effective for the Company beginning in its first quarter of fiscal 2013 with retrospective application required. The Company believes that the adoption of these standards will result only in changes in the presentation of its financial statements and will not have a material impact on the Company's financial position, results of operations, or cash flows.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles - Goodwill and Other. This new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test currently required under ASC Topic 350. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Currently, under ASC Topic 350, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. This standard will be effective for the Company beginning in its first quarter of fiscal 2013. The Company believes that the adoption of this standard will not have a material impact on the Company's financial position, results of operations, or cash flows.
In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. This standard will be effective for the Company beginning in its first quarter of fiscal 2014 with retrospective application required. The Company believes that the adoption of this standard may impact the Company's disclosures only and will not have any impact on the Company's financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) — Testing Indefinite-Lived

Intangible Assets for Impairment, to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. In particular, the two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conducting a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset's fair value exceeding the carrying amount, if (1) the entity determines that such an impairment is more likely than not to exist, or (2) the entity foregoes the qualitative assessment entirely. The standards update brings the accounting treatment for determining impairment charges on other intangible assets in conformity with the treatment of goodwill, as established by ASU 2011-08. This standard will be effective for the Company beginning in its first quarter of fiscal 2013. The Company believes that the adoption of this standard will not have a material impact on the Company's financial position, results of operations, or cash flows.
Critical Accounting Policies
The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Management believes its use of estimates in the consolidated financial statements to be reasonable. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Multiple-Deliverable Transactions
The Company has various types of multiple-deliverable arrangements, including multi-year sponsorship agreements. The deliverables included in each sponsorship agreement vary and may include suite licenses, event tickets and various media and advertising benefits, which include items such as, but not limited to, signage at The Garden and other MSG venues. The timing of revenue recognition for each deliverable is dependent upon meeting the revenue recognition criteria for the respective deliverable.
The Company allocates revenue to all deliverables in an arrangement based on their relative selling price. The FASB ASC establishes a hierarchy to determine the selling price to be used for allocating revenue to the deliverables as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of selling price ("BESP"). VSOE is generally limited to the price that a vendor charges when it sells the same or similar products or services on a stand-alone basis. TPE is determined based on the prices charged by competitors of the Company for a similar deliverable when sold separately.
For many deliverables in an arrangement, such as game tickets and advertising benefits, the Company has VSOE of selling price as it typically sells the same or similar deliverables regularly on a stand-alone basis. Absent VSOE the Company considers whether TPE is available, however, in most instances TPE is not available.
The Company's process for determining its estimated selling prices for deliverables without VSOE or TPE involves management's judgment. The Company's process considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing BESP for deliverables include, but are not limited to, prices charged for similar deliverables, the Company's ongoing pricing strategy and policies, consideration of pricing of similar deliverables sold in other multiple-deliverable agreements, and other factors.
Gross versus Net Revenue Recognition
The Company reports revenue on a gross or net basis based on management's assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of several qualitative factors, including for co-promotions where we have a 50% or lower economic interest. Generally, when the Company is the promoter or co-promoter of an event the Company reports revenue on a gross basis. When the Company acts as an agent, revenue is reported on a net basis.

Impairment of Long-Lived and Indefinite-Lived Assets
The Company's long-lived and indefinite-lived assets accounted for approximately 78% of the Company's consolidated total assets as of June 30, 2012 and consist of the following:

Goodwill	$742,492
Indefinite-lived intangible assets	158,636
Amortizable intangible assets, net	101,814
Property and equipment, net	969,528
$1,972,470
In assessing the recoverability of the Company's long-lived and indefinite-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our long-lived and/or indefinite-lived assets.
Goodwill
Effective July 1, 2011, the Company changed the date of its annual impairment test for goodwill from February 28th to August 31st. Goodwill was tested as of February 28th in all fiscal periods presented prior to the date change. Goodwill is tested annually for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for goodwill is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. The Company's three reporting units for evaluating goodwill impairment are the same as its reportable segments, and all of them have goodwill. The estimates of the fair value of the Company's reporting units are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. For MSG Media, these valuations also include assumptions for projected average rates per viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to sports programming and programming rights and the cost of such sports programming and programming rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions. For MSG Entertainment, these valuations include assumptions for the number and expected financial performance of live entertainment events and productions, which includes, but is not limited to, the level of ticket sales, concessions and sponsorships.. For MSG Sports, these valuations include assumptions for ticket sales, revenues related to sales of suite licenses, local and national television broadcasting rights, sponsorships, concessions, player and other team personnel compensation, and luxury tax or revenue sharing assumptions for comparable market transactions. Significant judgments inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
The goodwill balance reported on the Company's balance sheet as of June 30, 2012 by reportable segment is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the first quarter of fiscal year 2012, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments. Based on this impairment test, the Company's reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment during the first fiscal quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of June 30, 2012 by reportable segment:

Sports franchises (MSG Sports segment)	$96,215
Trademarks (MSG Entertainment segment)	62,421
$158,636
The Company's indefinite-lived sports franchises intangibles, representing the Company's NBA and NHL sports franchises, were valued using a direct valuation method based on market comparables. The Company's indefinite-lived trademark intangible assets relate to the Company's Radio City related trademarks which include the Radio City Christmas Spectacular and the Rockettes and The Chicago Theatre related trademarks, which were all valued using a relief-from-royalty method in which the expected benefits are valued by discounting hypothetical royalty payments based on projected revenues covered by the trademarks. Both the Radio City related trademarks and the sports franchises were recorded in April 2005, when Cablevision acquired the remaining 40% interest in a subsidiary of Cablevision which wholly-owned the Company at that time. Additionally, the Company acquired trademarks as part of the Forum acquisition. These trademarks were also valued using the relief-from-royalty method.
During the first quarter of fiscal year 2012, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there was no impairment identified. Based on this impairment test, the Company's indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset's estimated fair value over its respective carrying value.
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
The Company has recognized intangible assets for affiliation agreements and affiliate relationships, season ticket holder relationships, suite holder relationships, and other intangibles as a result of purchase accounting. The Company has determined that certain of such intangible assets have finite lives. The estimated useful lives and net carrying values of these intangibles at June 30, 2012 are as follows:

	Net Carrying Value	Estimated Useful Lives
Affiliation agreements and affiliate relationships	$58,320	10 to 24 years
Season ticket holder relationships	35,011	10 to 15 years
Suite holder relationships	5,252	11 years
Broadcast rights	217	10 years
Other amortizable intangibles	3,014	10 to 15 years
	$101,814
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
There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In certain of these circumstances, the affiliate may continue to carry the service(s) until execution of definitive renewal or replacement agreements (or until we or the affiliate determine that carriage should cease). See "Item 1A. Risk Factors — Risks Relating to Our Media Business — The Success of Our Media Business Also Depends on Affiliation Fees, and on Agreements with a Limited Number of Distributors of Our Programming, the Loss of Which or Renewal of Which on Less Favorable Terms Could Negatively Affect Our Results of Operations."
If an affiliate ceases to carry the service on an other than temporary basis, the Company records an impairment charge for the then remaining carrying value of that affiliation agreement and affiliate relationship intangible asset. If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above for the asset or asset group containing that intangible asset. The Company also would evaluate whether the remaining useful life of the affiliation agreement and affiliate relationship remained appropriate. Based on the carrying value of the affiliation agreements and affiliate relationships recorded as of June 30, 2012, if the estimated life of these affiliation agreements and affiliate relationships were shortened by 10%, the effect on amortization for the year ended June 30, 2012 would be an increase of approximately $647.
Defined Benefit Pension Plans and Other Postretirement Benefit Plan
The Company utilizes actuarial methods to calculate pension and other postretirement benefit obligations and the related net periodic benefit cost which are based on actuarial assumptions. Two key assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of the plans' expense and liability measurement and we evaluate these key assumptions annually. Other assumptions include demographic factors, such as mortality, retirement age and turnover. The actuarial assumptions used by the Company may differ materially from actual results due to various factors, including, but not limited to, changing economic and market conditions. Differences between actual and expected occurrences could significantly impact the actual amount of net periodic benefit cost and the benefit obligation recorded by the Company. Material changes in the costs of the plans may occur in the future due to changes in these assumptions, changes in the number of the plan participants, changes in the level of benefits provided, changes in asset levels and changes in legislation. Our assumptions reflect our historical experience and our best judgment regarding future expectations.
Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. The rate we use to discount these payments was determined (based on the expected duration of the benefit payments for the plans) from the Towers Watson U.S. Rate Link: 40-90 discount rate model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which we believe the plans' benefits could be effectively settled. Lower discount rates increase the present value of benefit obligations and the subsequent year's net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2012 for the Company's pension plans and postretirement plan were 4.21% and 3.90%, respectively. A 25 basis point decrease in these assumed discount rates would increase the projected benefit obligations for the Company's pension plans and postretirement plan at June 30, 2012 by $5,790 and $230, respectively. The weighted-average discount rates used to determine net periodic benefit cost for the year ended June 30, 2012 for the Company's pension plans and postretirement plan were 5.68% and 5.35%, respectively. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company's pension plans and postretirement plan for the year ended June 30, 2012 by $530 and $2, respectively.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans' asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The expected long-

term rate of return on plan assets for the Company's funded pension plans was 4.00% for the year ended June 30, 2012. Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company's funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company's funding requirements related to these plans, as well as negatively affect the Company's operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $208 for the year ended June 30, 2012.
Another important assumption for our postretirement plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company's claims experience and the results of recent healthcare trend surveys.
Assumptions for healthcare cost trend rates used to determine the benefit obligation and net periodic benefit cost for our postretirement plan as of and for the year ended June 30, 2012 are as follows:

	Net Periodic Benefit Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	8.75%	8.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020
A one percentage point change in assumed healthcare cost trend rates would have the following effects on the benefit obligation for our postretirement plan and net periodic postretirement benefit cost as of and for the year ended June 30, 2012

	Increase (Decrease) on Total of Service and Interest Cost Components	Increase (Decrease) on Benefit Obligation
One percentage point increase	$76	$994
One percentage point decrease	(64)	(914)
GAAP includes mechanisms that serve to limit the volatility in the Company's earnings that otherwise would result from recording changes in the value of plan assets and benefit obligations in our consolidated financial statements in the periods in which those changes occur. For example, while the expected long-term rate of return on the plans' assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns could occur in any given year. These differences contribute to the deferred actuarial gains or losses, which are then amortized over time.
See Note 16 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for more information on our pension plans and other postretirement benefit plan.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
For sensitivity analyses and other information regarding market risks we face in connection with our pension and postretirement plans, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies — Defined Benefit Pension Plans and Other Postretirement Benefit Plan," which information is incorporated by reference herein.
Our market risk exposure to interest rate risk relates to any borrowing we may incur. We have no foreign currency risk exposure as our businesses operate almost entirely in U.S. dollars, nor do we have any meaningful commodity risk exposures associated with the operation of our venues.
Borrowings under our Revolving Credit Facility incur interest, based on our election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. Accordingly, we are subject to interest rate risk with respect to the tenor of any borrowings we may incur under the Revolving Credit Facility. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments that qualify for hedge accounting treatment. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements" for more information on our Revolving Credit Facility.

On February 4, 2011 the Company exchanged its ownership interest in Front Line Management Group, Inc., valued at approximately $41 million, for approximately 3,913,000 shares, or 2.16%, of Live Nation Entertainment, Inc. ("LNE") common stock at a share price of $10.48. The price of LNE common stock has fluctuated between $4.08 and $16.70 over the past three years and it may continue to fluctuate significantly in the future. In addition, LNE has a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. Sales of a substantial number of LNE shares in the public market, or the possibility that these sales may occur, could cause the market price for its common stock to decline. This investment is reported in the Company's consolidated balance sheet as of June 30, 2012 in other assets, and is classified as available-for-sale and as such is carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders' equity. A uniform 10% increase or decrease in the share price for LNE common stock compared to the share price as of June 30, 2012 would increase or decrease the value of the Company's investment by approximately $3.6 million, before tax.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page 95 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of June 30, 2012, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under the Securities Exchange Act of 1934 Rule 13a-15(f). The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
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
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.
The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls
During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

The Company and Mr. Pollichino entered into a new employment agreement effective August 21, 2012. Mr. Pollichino's new employment agreement provides for his employment as Executive Vice President and Chief Financial Officer of the Company through February 9, 2016 at a minimum annual base salary of $765,000 (subject to annual review and increase in the discretion of the Company's Compensation Committee) and an annual target bonus opportunity equal to 60% of his annual base salary. He is eligible for the Company's standard benefits programs and to participate in the Company's long-term incentive programs, in each case on the same basis as similarly situated executives at the Company. Any such awards would be subject to actual grant by the Compensation Committee in its sole discretion, would be pursuant to the plan document and would be subject to the terms and conditions established by the Compensation Committee in its sole discretion.

Mr. Pollichino's new employment agreement provides severance benefits if Mr. Pollichino's employment is terminated prior to February 9, 2016 by (1) the Company, or (2) by Mr. Pollichino for Good Reason, if at the time of such termination under clause (1) or (2), Cause does not exist. These benefits consist of (1) the payment of an amount in cash equal to not less than two times the sum of Mr. Pollichino's annual base salary and his annual target bonus as in effect at that time; (2) a prorated bonus (based upon the amount of base salary actually earned by Mr. Pollichino during the applicable fiscal year), provided that such bonus will be payable if and when such bonuses are generally paid to similarly situated employees and will be based on his then current annual target bonus as well as Company and his business unit performance as determined by the Compensation Committee in its sole discretion, but without adjustment for his individual performance and, if not previously paid, his annual bonus for the preceding fiscal year, if, when and to the same extent that other similarly situated executives receive payment of bonuses for such year (without adjustment for his individual performance) as determined by the Compensation Committee in its sole discretion; (3) any vested stock options or stock appreciation rights that he has outstanding as of the time of such termination will remain exercisable until the earlier of the three-year anniversary of the termination date and the end of the original term of the applicable award and (4) the Compensation Committee will consider, in good faith, approving the vesting of his then outstanding equity and cash incentive awards on a pro rata basis, provided that, to the extent any such awards are subject to any performance criteria, any such pro rata vested portion as may be approved by the Compensation Committee shall be payable only if, when, and to the same extent as paid to other employees generally holding such awards subject to the satisfaction of the performance criteria. All payments described in this paragraph would be conditioned on Mr. Pollichino executing a separation agreement.

For purposes of Mr. Pollichino's new employment agreement the following definitions apply:

"Cause" is defined as (1) commission of an act of fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the Company or one of its affiliates or (2) commission of any act or omission that results in a conviction, plea of no contest, plea of nolo contendere or imposition of unadjudicated probation for any crime involving moral turpitude or any felony.

Termination for "Good Reason" means: (1) without Mr. Pollichino's consent, (A) his base salary or annual target bonus is reduced or (B) he is no longer the Executive Vice President and Chief Financial Officer of the Company; (2) he gives written notice to the Company that he does not consent to such action; (3) the Company does not correct such action within 30 days of receiving his notice; and (4) he voluntarily terminates his employment within ninety (90) days of such action.

The Company and Mr. Burian entered into a new employment agreement effective August 21, 2012. Mr. Burian's new employment agreement provides for his employment as Executive Vice President, General Counsel and Secretary of the Company through February 9, 2016 at a minimum annual base salary of $675,000 (subject to annual review and increase in the discretion of our Compensation Committee) and an annual target bonus opportunity equal to 60% of his annual base salary. He is eligible for the Company's standard benefits programs and to participate in the Company's long-term incentive programs, in each case on the same basis as similarly situated executives at the Company. Any such awards would be subject to actual grant by the Compensation Committee in its sole discretion, would be pursuant to the plan document and would be subject to the terms and conditions established by the Compensation Committee in its sole discretion.

Mr. Burian's new employment agreement provides severance benefits if Mr. Burian's employment is terminated prior to February 9, 2016 by (1) the Company, or (2) by Mr. Burian for Good Reason, if at the time of such termination under clause

(1) or (2), Cause does not exist. These benefits consist of (1) the payment of an amount in cash equal to not less than two times the sum of Mr. Burian's annual base salary and his annual target bonus as in effect at that time; (2) a prorated bonus (based upon the amount of base salary actually earned by Mr. Burian during the applicable fiscal year), provided that such bonus will be payable if and when such bonuses are generally paid to similarly situated employees and will be based on his then current annual target bonus as well as Company and his business unit performance as determined by the Compensation Committee in its sole discretion, but without adjustment for his individual performance and, if not previously paid, his annual bonus for the preceding fiscal year, if, when and to the same extent that other similarly situated executives receive payment of bonuses for such year (without adjustment for his individual performance) as determined by the Compensation Committee in its sole discretion; (3) any vested stock options or stock appreciation rights that he has outstanding as of the time of such termination will remain exercisable until the earlier of the three-year anniversary of the termination date and the end of the original term of the applicable award; and (4) the Compensation Committee will consider, in good faith, approving the vesting of his then outstanding equity and cash incentive awards on a pro rata basis, provided that, to the extent any such awards are subject to any performance criteria, any such pro rata vested portion as may be approved by the Compensation Committee shall be payable only if, when, and to the same extent as paid to other employees generally holding such awards subject to the satisfaction of the performance criteria. All payments described in this paragraph would be conditioned on Mr. Burian executing a separation agreement.

For purposes of Mr. Burian's new employment agreement the following definitions apply:

"Cause" is defined as (1) commission of an act of fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the Company or an affiliate thereof or (2) commission of any act or omission that results in a conviction, plea of no contest, plea of nolo contendere or imposition of unadjudicated probation for any crime involving moral turpitude or any felony.

Termination for "Good Reason" means: (1) without Mr. Burian's consent, (A) his base salary or annual target bonus is reduced, (B) his title is reduced from Executive Vice President, General Counsel & Secretary of the Company or (C) he is no longer the Company's most senior legal officer; (2) he gives written notice to the Company that he does not consent to such action; (3) the Company does not correct such action within 30 days of receiving his notice; and (4) he voluntarily terminates his employment within 90 days of such action.

The Company and Mr. Yospe entered into a new employment agreement effective August 21, 2012. Pursuant to his new employment agreement, Mr. Yospe receives an annual base salary of $434,000 annually. He is eligible to participate in the Company's discretionary annual bonus program with an annual target bonus opportunity equal to 45% of his base salary. Bonus payments are based on actual salary paid during the year for which they are awarded. Mr. Yospe is eligible for our standard benefits program. He is also eligible, subject to his continued employment by the Company and actual grant by the Compensation Committee, to participate in such long-term incentive programs that are made available in the future to similarly situated executives at the Company. Any such awards are subject to actual grant by the Compensation Committee, and are pursuant to the applicable plan document and the terms and conditions established by the Compensation Committee in its sole discretion.

If, prior to February 9, 2016 , his employment is involuntarily terminated by the Company for any reason other than Cause, the Company is obligated to pay severance in an amount equal to his base salary plus his target annual bonus, each as then in effect (the "Severance Amount"). Sixty percent of the Severance Amount is payable on the six-month anniversary of the date on which his employment is so terminated (the "Termination Date") and the remaining 40% of the Severance Amount is payable on the twelve-month anniversary of the Termination Date. Payment of any Severance Amount is subject to Mr. Yospe's execution of a severance agreement to the Company's satisfaction.

For the purposes of the employment agreement, "Cause" means, as determined by the Company, Mr. Yospe's (i) commission of an act of fraud, embezzlement, misappropriation, willful misconduct, gross negligence or breach of fiduciary duty against the Company or an affiliate thereof, or (ii) commission of any act or omission that results in a conviction, plea of no contest, plea of nolo contendere, or imposition of unadjudicated probation for any crime involving moral turpitude or any felony.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2012 annual meeting of the Company's shareholders, expected to be filed within 120 days of our fiscal year end, which is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2012 annual meeting of the Company's shareholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2012 annual meeting of the Company's shareholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2012 annual meeting of the Company's shareholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2012 annual meeting of the Company's shareholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page 95.

2.	Financial statement schedule:

Page No.
Schedule supporting consolidated financial statements:
Schedule II — Valuation and Qualifying Accounts	88
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	The Index to Exhibits is on page 91.

THE MADISON SQUARE GARDEN COMPANY
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended June 30, 2012 Allowance for doubtful accounts	$(2,292)	$(568)	$426	$(2,434)
Six Months Ended June 30, 2011 Allowance for doubtful accounts	$(2,410)	$(190)	$308	$(2,292)
Year Ended December 31, 2010 Allowance for doubtful accounts	$(2,337)	$(726)	$653	$(2,410)
Year Ended December 31, 2009 Allowance for doubtful accounts	$(2,320)	$(1,013)	$996	$(2,337)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of August, 2012.

The Madison Square Garden Company

By:	/S/ ROBERT M. POLLICHINO
	Name:	Robert M. Pollichino
	Title:	Executive Vice President and Chief
Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hank J. Ratner and Robert M. Pollichino, and each of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person's name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/S/ HANK J. RATNER	President and Chief Executive Officer (Principal Executive Officer)	August 24, 2012
Hank J. Ratner
/S/ ROBERT M. POLLICHINO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 24, 2012
Robert M. Pollichino
/S/ JOSEPH F. YOSPE	Senior Vice President, Controller and Principal Accounting Officer	August 24, 2012
Joseph F. Yospe
/S/ JAMES L. DOLAN	Executive Chairman (Director)	August 24, 2012
James L. Dolan
/S/ CHARLES F. DOLAN	Director	August 24, 2012
Charles F. Dolan
/S/ CHARLES P. DOLAN	Director	August 24, 2012
Charles P. Dolan
/S/ KRISTIN A. DOLAN	Director	August 24, 2012
Kristin A. Dolan
/S/ THOMAS C. DOLAN	Director	August 24, 2012
Thomas C. Dolan
/S/ BRIAN G. SWEENEY	Director	August 24, 2012
Brian G. Sweeney

Name	Title	Date
/S/ DEBORAH DOLAN-SWEENEY	Director	August 24, 2012
Deborah Dolan-Sweeney
/S/ MARIANNE DOLAN WEBER	Director	August 24, 2012
Marianne Dolan Weber
/S/ WILT HILDENBRAND	Director	August 24, 2012
Wilt Hildenbrand
/S/ RICHARD D. PARSONS	Director	August 24, 2012
Richard D. Parsons
/S/ ALAN D. SCHWARTZ	Director	August 24, 2012
Alan D. Schwartz
/S/ VINCENT TESE	Director	August 24, 2012
Vincent Tese

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1
Distribution Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 7 to the Company's Registration Statement on Form 10 filed on January 14, 2010).

3.1	Amended and Restated Certificate of Incorporation of Madison Square Garden, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 10, 2010).
3.1.A
Certificate of Ownership and Merger merging The Madison Square Garden Company With and Into Madison Square Garden, Inc. (incorporated by reference to Exhibit 3.1 to Company's Form 10-Q for the quarter ended March 31, 2011 filed on May 6, 2011).

3.2	Amended By-Laws of The Madison Square Garden Company (incorporated by reference to Exhibit 3.2 to Company's Form 10-Q for the quarter ended March 31, 2011 filed on May 6, 2011).
4.1
Registration Rights Agreement by and among Madison Square Garden, Inc. and The Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 3.5 to Amendment No. 7 to the Company's Registration Statement on Form 10 filed on January 14, 2010).

4.2
Registration Rights Agreement by and among Madison Square Garden, Inc. and The Dolan Family Affiliates (incorporated by reference to Exhibit 3.6 to Amendment No. 7 to the Company's Registration Statement on Form 10 filed on January 14, 2010).

4.3	Transfer Consent Agreement with NBA, dated February 9, 2010 (incorporated by reference to Exhibit 3.7 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).
4.4	Transfer Consent Agreement with NHL, dated February 9, 2010 (incorporated by reference to Exhibit 3.8 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).
10.1
Construction Management Agreement as of July 8, 2010 between MSG Holdings, L.P. and Turner Construction Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report Form 8-K filed on July 9, 2010).

10.2
Tax Disaffiliation Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company's Registration Statement on Form 10 filed on December 24, 2009).

10.3
Employee Matters Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).

10.4	Madison Square Garden, Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†
10.5	Madison Square Garden, Inc. 2010 Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†
10.6
Madison Square Garden, Inc. 2010 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the Quarter Ended March 31, 2010 filed on May 7, 2010).†

EXHIBIT NO.	DESCRIPTION
10.7
Lease Agreement, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, dated December 4, 1997 (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company's Registration Statement on Form 10 filed on November 4, 2009).+

10.8
First Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company's Registration Statement on Form 10 filed on November 4, 2009).

10.9
Second Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company's Registration Statement on Form 10 filed on November 4, 2009).+

10.10
Third Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed on October 19, 2009).+

10.11
Fourth Amendment to Lease, dated January 24, 2011 between RCPI Landmark Properties, LLC and Radio City Productions LLC (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 2010 filed on March 4, 2011).+

10.12
Restated Guaranty of Lease between Madison Square Garden, L.P. and RCPI Landmark Properties, LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company's Registration Statement on Form 10 filed on November 4, 2009).+

10.13
First Amendment to Restated Guaranty dated as of March 22, 2010 by and among RCPI Landmark Properties, LLC and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010).+

10.14
Second Amendment to Restated Guaranty dated as of January 24, 2011 by and among RCPI Landmark Properties, LLC and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended December 31, 2010 filed on March 4, 2011).

10.15
Affiliation Agreement between CSC Holdings, Inc. and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).+

10.16
Form of Madison Square Garden, Inc. Option Agreement in respect of Vested Cablevision Options granted on and prior to November 8, 2005 (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†

10.17	Form of Madison Square Garden, Inc. Rights Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†
10.18
Form of Madison Square Garden, Inc. Option Agreement in respect of Vested Cablevision Options granted on June 5, 2006 and October 19, 2006 (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†

10.19
Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on January 20, 2009 (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†

EXHIBIT NO.	DESCRIPTION
10.20
Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on March 5, 2009 (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†

10.21
Employment Agreement by and between Madison Square Garden, Inc. and James L. Dolan (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Company's Registration Statement on Form 10 filed on December 24, 2009).†

10.22
Employment Agreement by and between Madison Square Garden, Inc. and Hank J. Ratner (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Company's Registration Statement on Form 10 filed on December 24, 2009).†

10.23	Employment Agreement dated August 21, 2012 between The Madison Square Garden Company and Robert M. Pollichino.†
10.24	Employment Agreement dated August 21, 2012 between The Madison Square Garden Company and Lawrence J. Burian.†
10.25
Time Sharing Agreement between Dolan Family Office LLC and Madison Square Garden, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to the Company's Registration Statement on Form 10 filed on December 24, 2009).

10.26	Employment Agreement dated August 21, 2012 between The Madison Square Garden Company and Joseph F. Yospe.†
10.27
Credit Agreement, dated as of January 28, 2010, among Madison Square Garden, L.P., certain subsidiaries of Madison Square Garden, L.P., J.P. Morgan Securities Inc., as sole lead arranger, J.P. Morgan Securities Inc., Barclays Capital, Suntrust Robinson Humphrey, Inc. and Banc of America Securities, LLC, as bookrunners, Barclays Capital and Suntrust Robinson Humphrey, Inc., as co-syndication agents, Barclays Bank PLC and Suntrust Robinson Humphrey, Inc., as co-documentation agents, JPMorgan Chase Bank, National Association, as administrative agent, collateral agent and letter of credit issuer, and the lenders parties thereto (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 1, 2010).

10.28
Security Agreement, dated as of January 28, 2010, among Madison Square Garden, L.P., certain subsidiaries of Madison Square Garden, L.P., other guarantors referred to thereto and JPMorgan Chase Bank, National Association, as collateral agent (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 1, 2010).

10.29
Amendment No. 1 to the Credit Agreement dated as of April 15, 2011 among Madison Square Garden, L.P., the Guarantors (as defined in the Credit Agreement), the banks, financial institutions and other institutional lenders parties to the Credit Agreement and JPMorgan Chase Bank, National Association, as agent for the Lenders (incorporated by reference to Exhibit 10.1 to Company's Form 10-Q for the quarter ended March 31, 2011 filed on May 6, 2011).

10.30	Form of Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K/A (Amendment No. 1) filed on April 23, 2010).†
10.31	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K/A (Amendment No. 1) filed on April 23, 2010).†
10.32	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K/A (Amendment No. 1) filed on April 23, 2010).†

EXHIBIT NO.	DESCRIPTION
10.33	Form of Restricted Shares Agreement (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2009 filed on April 23, 2010).†
10.34	The Madison Square Garden Company Policy Concerning Certain Matters Relating to AMC Networks Inc. Including Responsibilities of Overlapping Directors and Officers.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	This exhibit is a management contract or a compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 30, 2012 and 2011	F-2
Consolidated Statements of Operations for the year ended June 30, 2012, the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009	F-3
Consolidated Statements of Cash Flows for the year ended June 30, 2012, the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009	F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the year ended June 30, 2012, the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009	F-5
Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Madison Square Garden Company:
We have audited the accompanying consolidated balance sheets of The Madison Square Garden Company as of June 30, 2012 and 2011, and the related consolidated statements of operations, cash flows, and stockholders' equity and comprehensive income (loss) for the year ended June 30, 2012, the six month period ended June 30, 2011 and for each of the years in the two-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule (as listed in the index to Item 15). We also have audited The Madison Square Garden Company's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Madison Square Garden Company's management is responsible for these consolidated financial statements, the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Madison Square Garden Company as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the year ended June 30, 2012, the six month period ended June 30, 2011, and for each of the years in the two-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, The Madison Square Garden Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.
/s/ KPMG LLP
New York, New York
August 24, 2012

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2012	June 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$206,500	$304,876
Restricted cash	5,789	8,051
Accounts receivable, net of allowance for doubtful accounts of $2,434 and $2,292	126,565	118,013
Net related party receivables	27,277	22,587
Prepaid expenses	29,700	34,512
Other current assets	19,980	21,379
Total current assets	415,811	509,418
Property and equipment, net of accumulated depreciation and amortization of $435,696 and $407,190	969,528	607,792
Amortizable intangible assets, net of accumulated amortization of $122,210 and $122,093	101,814	121,794
Indefinite-lived intangible assets	158,636	158,096
Goodwill	742,492	742,492
Other assets	136,403	140,664
	$2,524,684	$2,280,256

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$33,048	$31,769
Net related party payables	362	—
Accrued liabilities:
Employee related costs	82,886	55,007
Other accrued liabilities	188,410	167,784
Deferred revenue	211,639	156,047
Total current liabilities	516,345	410,607
Defined benefit and other postretirement obligations	58,817	52,865
Other employee related costs	36,689	39,700
Other liabilities	60,438	53,995
Deferred tax liability	532,382	517,204
Total liabilities	1,204,671	1,074,371
Commitments and contingencies (Notes 12 and 13)
Stockholders' Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 62,016 and 62,094 shares outstanding as of June 30, 2012 and 2011, respectively	628	625
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of June 30, 2012 and 2011	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,070,046	1,041,769
Treasury stock, at cost, 927 and 500 shares as of June 30, 2012 and 2011, respectively	(22,047)	(10,279)
Retained earnings	295,412	188,867
Accumulated other comprehensive loss	(24,162)	(15,233)
Total stockholders' equity	1,320,013	1,205,885
	$2,524,684	$2,280,256

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues (including related party revenues of $169,532, $81,825, $159,907 and $126,694, respectively)	$1,284,016	$564,287	$1,157,136	$1,062,417
Operating expenses:
Direct operating (including related party expenses of $12,704, $5,559, $12,691 and $29,635, respectively)	714,362	331,306	686,442	682,337
Selling, general and administrative (including related party expenses of $11,411, $4,483, $11,651 and $48,816, respectively)	304,624	143,179	279,263	273,712
Depreciation and amortization (including impairments)	87,503	44,926	56,907	61,336
	1,106,489	519,411	1,022,612	1,017,385
Operating income	177,527	44,876	134,524	45,032
Other income (expense):
Interest income (including related party interest income of $914 for the year ended December 31, 2010)	2,318	1,212	3,308	2,759
Interest expense	(7,070)	(3,428)	(6,765)	(3,876)
Miscellaneous	7,072	5,561	3,924	2,000
	2,320	3,345	467	883
Income from operations before income taxes	179,847	48,221	134,991	45,915
Income tax expense	(73,302)	(20,607)	(51,611)	(18,266)
Net income	$106,545	$27,614	$83,380	$27,649
Basic earnings per common share	$1.42	$0.37	$1.13	$0.38
Diluted earnings per common share	$1.38	$0.36	$1.09	$0.38
Weighted-average number of common shares outstanding:
Basic	74,938	74,350	73,864	73,309
Diluted	77,459	77,193	76,714	73,309

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Years Ended December 31,
			2010	2009
Cash flows from operating activities:
Net income	$106,545	$27,614	$83,380	$27,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	87,503	44,926	56,907	61,336
Impairment of deferred costs	—	—	11,437	—
Amortization of deferred financing costs	2,180	1,090	1,998	—
Share-based compensation expense related to equity classified awards	18,316	5,870	9,977	—
Share-based compensation expense prior to the Distribution	—	—	1,012	14,325
Excess tax benefit on share-based awards	(6,998)	(2,981)	(699)	—
Deemed capital contribution related to income taxes	—	—	6,780	84
Gain on exchange of investment	—	(3,375)	—	—
Provision for doubtful accounts	568	190	726	1,013
Amortization of purchase accounting liability related to unfavorable contracts	—	—	—	(1,344)
Change in assets and liabilities:
Accounts receivable, net	(9,120)	9,694	1,837	(1,964)
Net related party receivables	(4,690)	320	(15,062)	270
Prepaid expenses and other assets	(1,078)	(7,612)	13,277	(1,006)
Accounts payable	17,339	6,164	142	(789)
Net related party payables	362	—	—	—
Accrued and other liabilities	45,073	(23,697)	612	(27,107)
Deferred revenue	55,592	7,228	15,235	11,148
Deferred income taxes	21,781	(13,533)	7,723	18,266
Net cash provided by operating activities	333,373	51,898	195,282	101,881
Cash flows from investing activities:
Capital expenditures	(401,424)	(95,906)	(132,905)	(59,361)
Proceeds from asset sales	—	—	10	74
Decrease in restricted cash	—	—	2,000	—
Payments for acquisition of assets	(27,657)	(2,142)	(529)	—
Net cash used in investing activities	(429,081)	(98,048)	(131,424)	(59,287)
Cash flows from financing activities:
Proceeds from promissory note due from related party	—	—	190,000	—
Additions to deferred financing costs	—	—	(8,370)	(2,530)
Principal payments on capital lease obligations	(864)	(695)	(1,315)	(1,222)
Acquisition of restricted shares	(11,768)	(6,556)	(3,723)	—
Proceeds from stock option exercises	2,966	798	3,633	—
Excess tax benefit on share-based awards	6,998	2,981	699	—
Capital contributions	—	—	—	148
Net cash provided by (used in) financing activities	(2,668)	(3,472)	180,924	(3,604)
Net increase (decrease) in cash and cash equivalents	(98,376)	(49,622)	244,782	38,990
Cash and cash equivalents at beginning of period	304,876	354,498	109,716	70,726
Cash and cash equivalents at end of period	$206,500	$304,876	$354,498	$109,716
Supplemental Data:
Income taxes paid (refunded), net	$12,995	$27,445	$38,507	$(7)
Interest paid for capital lease obligations	358	215	555	607
Non-cash investing and financing activities:
Deemed capital contributions (distributions), net primarily related to income taxes and share-based compensation expense prior to the Distribution	$—	$—	$(23,576)	$14,409
Capital expenditures incurred but not yet paid	59,666	81,274	30,151	—
Asset retirement obligations	15,998	18,088	9,827	—
Leasehold improvements paid by landlord	1,540	—	4,658	—
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2009	$—	$1,027,726	$—	$50,224	$(5,327)	$1,072,623
Net income	—	—	—	27,649	—	27,649
Other comprehensive loss	—	—	—	—	(8,726)	(8,726)
Comprehensive income						18,923
Deemed capital contribution related to the allocation of Cablevision share-based compensation expense	—	14,325	—	—	—	14,325
Deemed capital contribution related to income taxes	—	84	—	—	—	84
Capital contribution	—	148	—	—	—	148
Balance at December 31, 2009	$—	$1,042,283	$—	$77,873	$(14,053)	$1,106,103
Net income	—	—	—	83,380	—	83,380
Other comprehensive loss	—	—	—	—	(3,325)	(3,325)
Comprehensive income						80,055
Deemed capital contribution related to share-based compensation expense prior to the Distribution	—	1,012	—	—	—	1,012
Deemed capital contribution related to income taxes	—	6,780	—	—	—	6,780
Adjustments related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution, net of taxes	—	(1,008)	—	—	(2,109)	(3,117)
Deemed capital contribution related to the transfer of certain liabilities between the Company and Cablevision, net of taxes	—	5,125	—	—	—	5,125
Reclassification of common stock in connection with the Distribution	755	(755)	—	—	—	—
Distribution date deferred tax assets and liabilities adjustments	—	(35,485)	—	—	—	(35,485)
Exercise of options	5	3,628	—	—	—	3,633
Share-based compensation expense	—	9,977	—	—	—	9,977
Treasury stock acquired from acquisition of restricted shares	—	—	(3,723)	—	—	(3,723)
Excess tax benefit on share-based awards, net of deficiency	—	564	—	—	—	564
Balance at December 31, 2010	$760	$1,032,121	$(3,723)	$161,253	$(19,487)	$1,170,924
Net income	—	—	—	27,614	—	27,614
Other comprehensive income	—	—	—	—	4,254	4,254
Comprehensive income						31,868
Exercise of options	1	797	—	—	—	798
Share-based compensation expense	—	5,870	—	—	—	5,870
Treasury stock acquired from acquisition of restricted shares	—	—	(6,556)	—	—	(6,556)
Excess tax benefit on share-based awards	—	2,981	—	—	—	2,981
Balance at June 30, 2011	$761	$1,041,769	$(10,279)	$188,867	$(15,233)	$1,205,885
Net income	—	—	—	106,545	—	106,545
Other comprehensive loss	—	—	—	—	(8,929)	(8,929)
Comprehensive income						97,616
Exercise of options	3	2,963	—	—	—	2,966
Share-based compensation expense	—	18,316	—	—	—	18,316
Treasury stock acquired from acquisition of restricted shares	—	—	(11,768)	—	—	(11,768)
Excess tax benefit on share-based awards	—	6,998	—	—	—	6,998
Balance at June 30, 2012	$764	$1,070,046	$(22,047)	$295,412	$(24,162)	$1,320,013
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
The Madison Square Garden Company (together with its subsidiaries, the "Company" or "Madison Square Garden") was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation ("Cablevision"). On January 12, 2010, Cablevision's board of directors approved the distribution of all the outstanding common stock of The Madison Square Garden Company to Cablevision shareholders (the "Distribution") and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in MSG Holdings, L.P. ("MSG L.P."). MSG L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Company's businesses until the Distribution occurred on February 9, 2010. Each holder of record of Cablevision NY Group Class A Common Stock as of close of business on January 25, 2010 (the "Record Date") received one share of the Company's Class A Common Stock for every four shares of Cablevision NY Group Class A Common Stock held. Each holder of record of Cablevision NY Group Class B Common Stock as of the Record Date received one share of the Company's Class B Common Stock for every four shares of Cablevision NY Group Class B Common Stock held. MSG L.P. is now a wholly-owned subsidiary of The Madison Square Garden Company through which the Company conducts substantially all of its business activities.
The Company is a fully integrated sports, entertainment and media business. The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company's venues. MSG Media includes the Company's regional sports networks, MSG Network and MSG+, collectively the "MSG Networks," and "Fuse", a national television network dedicated to music. MSG Networks also include high-definition channels, MSG HD and MSG+ HD, and Fuse includes its high-definition channel, Fuse HD. MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular featuring the Radio City Rockettes (the "Rockettes"), that are performed in the Company's and other venues. MSG Sports owns and operates the following sports franchises: the New York Knicks (the "Knicks") of the National Basketball Association (the "NBA"), the New York Rangers (the "Rangers") of the National Hockey League (the "NHL"), the New York Liberty (the "Liberty") of the Women's National Basketball Association (the "WNBA"), and the Connecticut Whale of the American Hockey League (the "AHL"), which is the primary player development team for the Rangers. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of Knicks, Rangers and Liberty games.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena ("The Garden") and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, California, as well as The Chicago Theatre in Chicago. It leases Radio City Music Hall and the Beacon Theatre in New York City. The Company also has a booking agreement with respect to the Wang Theatre in Boston.
Basis of Presentation
Change in Fiscal Year
Effective June 30, 2011, the Company changed its fiscal year-end from December 31st to June 30th to better align its financial planning and reporting cycles with the seasonality of its business, particularly the MSG Sports and MSG Entertainment segments. The consolidated financial statements presented herein include the Company's financial results for the year ended June 30, 2012 (the Company's first full fiscal year since the year end change), the six month transition period of January 1, 2011 through June 30, 2011 and the years ended December 31, 2010 and 2009.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

deferred tax assets and liabilities have been measured using the estimated applicable corporate tax rates used by Cablevision.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters, the allowance for losses and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management's best judgment at a point in time and as such these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company's control could be material and would be reflected in the Company's financial statements in future periods.
Revenue Recognition
MSG Media
The Company's MSG Media business receives affiliation fees from cable television systems and satellite, telephone and other multichannel video programming distributors. The programming service is delivered throughout the term of the agreements and the Company recognizes this revenue in the period that the programming service is provided.

MSG Media also earns advertising revenues, which are typically recognized when the advertisements are aired. In certain advertising sales arrangements, the Company's MSG Media business guarantees specified viewer ratings for their programming. For these types of transactions, a portion of such revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when the Company provides the required additional advertising time, the guarantee obligation contractually expires or additional performance requirements become remote.
MSG Entertainment
Event-related revenues from the sale of tickets, venue license fees earned in connection with entertainment events that the Company does not produce or promote, sponsorships, concessions and merchandise are recognized when the event occurs. Amounts collected in advance of an event are recorded as deferred revenue and are recognized as revenues when earned.
Revenues from the sale of advertising in the form of venue signage and sponsorships, which are not related to any specific event, are recorded and recognized ratably over the period of benefit of the respective agreements.
Revenues from the rental of The Garden's suites are recognized ratably over the period of benefit of the respective agreements for the benefit of the Company's MSG Entertainment and MSG Sports segments.
MSG Sports
The Knicks, Rangers and Liberty derive revenues principally from ticket sales and distributions of league-wide national television contracts and other league-wide revenue sources, which are recognized over the respective team's season. Event-related revenues from other live sporting events, including the sale of tickets, venue license fees earned in connection with other live sporting events that the Company does not produce or promote, sponsorships, concessions and merchandise are recognized when the event occurs. Amounts collected in advance of an event are recorded as deferred revenue and are recognized as revenues when earned. Local media rights revenue recognized by MSG Sports are for the licensing of team related programming to the Company's MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.
Revenues from the sale of advertising in the form of venue signage and sponsorships, which are not related to any specific event, are recognized ratably over the period of benefit of the respective agreements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revenues from the rental of The Garden's suites are recognized ratably over the period of benefit of the respective agreements for the benefit of the Company's MSG Sports and MSG Entertainment segments.
Multiple-Deliverable Transactions
The Company has various types of multiple-deliverable arrangements, including multi-year sponsorship agreements. The deliverables included in each sponsorship agreement vary and may include suite licenses, event tickets and various media and advertising benefits, which include items such as, but not limited to, signage at The Garden and other MSG venues. The timing of revenue recognition for each deliverable is dependent upon meeting the revenue recognition criteria for the respective deliverable.
The Company allocates revenue to all deliverables in an arrangement based on their relative selling price. The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") establishes a hierarchy to determine the selling price to be used for allocating revenue to the deliverables as follows: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence of selling price ("TPE"), and (iii) best estimate of selling price ("BESP"). VSOE is generally limited to the price that a vendor charges when it sells the same or similar products or services on a stand-alone basis. TPE is determined based on the prices charged by competitors of the Company for a similar deliverable when sold separately.
For many deliverables in an arrangement, such as game tickets and advertising benefits, the Company has VSOE of selling price as it typically sells the same or similar deliverables regularly on a stand-alone basis. Absent VSOE the Company considers whether TPE is available, however, in most instances TPE is not available. The Company's process for determining its estimated selling prices for deliverables without VSOE or TPE involves management's judgment. The Company's process considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing BESP for deliverables include, but are not limited to, prices charged for similar deliverables, the Company's ongoing pricing strategy and policies, consideration of pricing of similar deliverables sold in other multiple-deliverable agreements, and other factors.

Gross versus Net Revenue Recognition
The Company reports revenue on a gross or net basis based on management's assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of several qualitative factors, including for co-promotions where we have a 50% or lower economic interest. Generally, when the Company is the promoter or co-promoter of an event the Company reports revenue on a gross basis. When the Company acts as an agent, revenue is reported on a net basis.
Direct Operating Expenses
Direct operating expenses include, but are not limited to, compensation expense for the Company's professional sports teams' players and certain other team personnel, as well as league assessments for the MSG Sports segment; event costs related to the presentation and production of the Company's live entertainment and sporting events; network programming costs; and venue lease, maintenance and other operating expenses.
Player Costs, NBA Luxury Tax, Escrow System/ Revenue Sharing and League Assessments for the MSG Sports Segment
Costs incurred to acquire player contracts, including signing bonuses, are deferred and amortized over the applicable NBA or NHL regular season (for the NBA, typically November through April and for the NHL, October through April) on a straight-line basis over the fixed contract period of the respective player. Player salaries are also expensed over the applicable NBA, NHL or WNBA regular season typically on a straight-line basis. In certain player contracts the annual contractual salary amounts may fluctuate such that expensing the salary for the entire contract on a straight-line basis over each regular season more appropriately reflects the economic benefit of the services provided.
In instances where a player sustains what is deemed to be a season-ending or career-ending injury, a provision is recorded, when that determination can be reasonably made, for the remainder of the player's seasonal or contractual salary and related costs, together with any associated NBA luxury tax, net of any anticipated insurance recoveries. When players are traded, waived or contracts are terminated, any remaining unamortized signing bonuses are expensed to current operations. See Note 6 for further discussion of significant team personnel transactions.
The NBA and NHL each have collective bargaining agreements ("CBA") with the respective league's players association, to

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

which the Company is subject. The predecessor NBA CBA expired June 30, 2011, and effective July 1, 2011, the NBA declared a lockout of NBA players. In December 2011, the NBA and the National Basketball Players Association ("NBPA") entered into a new CBA and the NBA Board of Governors adopted a new revenue sharing plan. The NBA CBA expires after the 2020-21 season (although the NBA and NBPA each has the right to terminate the CBA following the 2016-17 season). The NHL CBA expires on September 15, 2012.
The NBA CBA contains a "soft" salary cap (i.e., a cap on each team's aggregate player salaries but with certain exceptions that enable teams to pay more, sometimes substantially more, than the cap). The current NHL CBA contains a "hard" salary cap (i.e., teams may not exceed a stated maximum that is adjusted each season based upon league-wide revenues).
NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates.
The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). A team's luxury tax for the 2011-12 and 2012-13 seasons is generally equal to the amount by which the team's aggregate player salaries exceed such threshold. Beginning with the 2013-14 season, the tax rates for teams with aggregate player salaries above such threshold will start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least four of any five seasons beginning in 2011-12, the above tax rates are increased by $1.00 for each increment. For the 2011-12 season, 100% of the aggregate luxury tax payments collected by the league will be used as a funding source for the revenue sharing plan described below. Beginning with the 2012-13 season, 50% of such payments will be used as a funding source for the revenue sharing plan and the remaining 50% of such payments will be distributed in equal shares to non-taxpaying teams. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
NBA and NHL Escrow System/Revenue Sharing.
The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues as compensation (approximately 51% in the 2011-12 season and approximately 50% thereafter), and the teams retain the remainder. The percentage of league-wide revenues paid as compensation and retained by the teams does not apply evenly across all teams and accordingly the Company may pay its players a higher or lower portion of our revenues than other NBA teams. Throughout each season, NBA teams withhold 10% of each player's salary and contribute the withheld amounts to an escrow account. If the league's aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. In the event that the league's aggregate player compensation is below the designated percentage of league-wide revenues, the teams will remit the shortfall to the NBPA for distribution to the players. The NBA has also instituted a revenue sharing plan that, beginning in the 2011-12 season, generally requires the distribution of a pool of funds to teams with below-average net revenues (as defined in the plan), subject to reduction or elimination based on individual team market size and profitability. The plan will be funded by a combination of disproportionate contributions from teams with above-average net revenues, subject to certain profit-based limits (each as defined in the plan); aggregate league-wide luxury tax proceeds (100% of proceeds for the 2011-12 season, 50% of proceeds for all seasons beginning with the 2012-13 season) (see above); and, beginning with the 2012-13 season, collective league sources, if necessary. Additional amounts may also be distributed on a discretionary basis, funded by assessments on playoff ticket revenues and through collective league sources. The total amount to be distributed to recipient teams will be substantially greater than the amounts paid under the NBA revenue assistance program that was in effect prior to the 2011-12 season, which was subject to a league-wide aggregate maximum of $54,500 in the 2010-11 season.
The NHL CBA provides that each season the players receive as player compensation a designated percentage of that season's league-wide revenues. Because the designated percentage is based upon league-wide revenues and not on a team-by-team basis, the Company may pay its players a higher or lower portion of its own revenues than other NHL teams pay of their own revenues. Throughout each season, NHL teams withhold a portion of each player's salary and contribute the withheld amounts to an escrow account. If the league's aggregate player compensation for a season exceeds the designated percentage of that season's league-wide revenues, the excess is retained by the league and distributed as follows: first, to fund a portion of the revenue sharing pool as described below, then to certain lower-payroll teams in accordance with a formula, and then to all teams in equal shares. The current NHL CBA also provides for a revenue sharing plan that generally requires the distribution of a pool of funds approximating 4.5% of league-wide revenues to certain qualifying lower-revenue teams. This pool is funded from a combination of the escrow amounts discussed above, league-wide revenues, payments by teams participating in the

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

playoffs and contributions by the top ten revenue earning teams (based on preseason and regular season revenues) in accordance with a formula. The foregoing is subject to potential change following the expiration of the NHL CBA in September 2012.
The Company recognizes the amount of its estimated revenue sharing expense associated with the preseason and regular season, net of the amount the Company expects to receive from the escrow on a straight-line basis, over the applicable NBA and NHL seasons as a component of direct operating expenses. In years when the Knicks or Rangers participate in the playoffs, the Company recognizes its estimate of the playoff revenue sharing contribution in the periods when the playoffs occur.
League Assessments.
As members of the NBA and NHL, the Knicks and Rangers, respectively are also subject to annual league assessments. The governing bodies of each league determine the amount of each season's league assessments that are required from each member team. The Company recognizes its teams' estimated league assessments on a straight-line basis over the applicable NBA or NHL season.
Production Costs for the MSG Entertainment Segment
The Company defers certain costs of productions such as creative design costs, scenery, wardrobes, rehearsal and other related costs for the Company's proprietary shows. Only costs that provide benefit over the life of a show are considered for deferral. Deferred production costs are amortized on a straight-line basis over the course of a production's performance period using the expected life of a show's assets, which typically ranges from 3 to 5 years. Deferred production costs are subject to recoverability assessments whenever there are indicators of possible impairment. The Company has approximately $37,237 and $30,074 of net deferred production costs recorded within other current assets and other assets in the accompanying consolidated balance sheets as of June 30, 2012 and 2011, respectively.
Network Programming Costs for the MSG Media Segment
For the MSG Networks, the professional team rights acquired under license agreements to telecast various sporting events and other programming for exhibition on its networks are typically expensed on a straight-line basis over the term of the applicable contract or license period. Local media rights are recognized from the licensing of team related programming from the Company's MSG Sports segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.
For Fuse, the costs incurred in acquiring program rights under license agreements are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing. Costs are amortized over the license period or projected useful life of the programming as the economic benefits are received. The Company periodically reviews the programming usefulness of its program rights and if it is determined that the programming has no future usefulness and will no longer be exploited, an impairment of the portion of the unamortized cost of the license agreement is recorded in direct operating expenses.
Certain owned original programming is produced for the Company's networks by independent production companies. Owned original programming costs are expensed as incurred.
Advertising Expenses
Advertising costs are typically charged to expense when incurred, however, advertising for productions, such as the Radio City Christmas Spectacular, and other live entertainment events are deferred within interim periods and expensed, over the run of the show, by the end of the fiscal year. Total advertising costs classified in direct operating and selling, general and administrative expenses were $34,492 for the year ended June 30, 2012, $13,424 for the six months ended June 30, 2011 and $44,972 and $38,280 for the years ended December 31, 2010 and 2009, respectively.
Income Taxes
The Company's provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets are subject to an ongoing assessment of realizability. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the realization of its deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record valuation allowances

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statements of operations. The Company measures its deferred tax liability with regard to MSG L.P. based on the difference between the tax basis and the carrying amount for financial reporting purposes; this is commonly referred to as the outside basis difference. Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.
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
Restricted Cash
Restricted cash as of June 30, 2012 and 2011 amounted to $5,789 and $8,051, respectively. These balances primarily consist of cash required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL CBA. The escrow account will be distributed subsequent to the end of the season to the players and NHL teams based on the provisions of the NHL CBA. (See "Player Costs, NBA Luxury Tax, Escrow System/ Revenue Sharing and League Assessments for the MSG Sports Segment" above). The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected in cash flows from either operating or investing activities, depending on the circumstances to which the changes in the underlying restricted cash relate.
Impairment of Investments
The Company at least quarterly reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; future prospects of the investee; and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, the Company considers other factors such as general market conditions, industry conditions, and analysts’ ratings.  If the decline in fair value is deemed to be other-than-temporary, the cost basis of the investment is written down to fair value and the loss is realized as a component of net income.
Long-Lived and Indefinite-Lived Assets
The Company's long-lived and indefinite-lived assets consist of goodwill, property and equipment, amortizable intangible assets and indefinite-lived intangible assets.
Property and equipment is stated at cost. Equipment under capital leases is recorded at the present value of the total minimum lease payments. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the asset's estimated useful life.
Construction in progress is primarily related to the comprehensive transformation of The Garden into a state-of-the-art arena (the "Transformation"). Depreciation of construction in progress costs begins as soon as elements of the Transformation are placed into service.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives. Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized.
Impairment of Long-Lived and Indefinite-Lived Assets
In assessing the recoverability of the Company's long-lived and indefinite-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges related to its long-lived and/or indefinite-lived assets.
Effective July 1, 2011, the Company changed the date of its annual impairment test for goodwill from February 28th to August 31st. Goodwill was tested as of February 28th in all fiscal periods presented prior to the date change. Goodwill is tested annually for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for goodwill is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  The Company's three reporting units for evaluating goodwill impairment are the same as its reportable segments, and all of them have goodwill. The estimates of the fair value of the Company's reporting units are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. For MSG Media, these valuations also include assumptions for projected average rates per viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to sports programming and programming rights and the cost of such sports programming and programming rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions. For MSG Entertainment, these valuations include assumptions for the number and expected financial performance of live entertainment events and productions, which includes, but is not limited to, the level of ticket sales, concessions and sponsorships. For MSG Sports, these valuations include assumptions for ticket sales, revenues related to sales of suite licenses, local and national television broadcasting rights, sponsorships, concessions, player and other team personnel compensation, and luxury tax or revenue sharing assumptions for comparable market transactions. Significant judgments inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
Identifiable indefinite-lived intangible assets are tested annually for impairment during the first fiscal quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company's indefinite-lived sports franchises intangibles, representing the Company's NBA and NHL sports franchises, were valued using a direct valuation method based on market comparables. The Company's indefinite-lived trademark intangible assets relate to the Company's Radio City related trademarks which include the Radio City Christmas Spectacular and the Rockettes and The Chicago Theatre related trademarks, which were all valued using a relief-from-royalty method in which the expected benefits are valued by discounting hypothetical royalty payments based on projected revenues covered by the trademarks. Both the Radio City related trademarks and the sports franchises were recorded in April 2005, when Cablevision acquired the remaining 40% interest in a subsidiary of Cablevision which wholly-owned the Company at that time. Additionally, the Company acquired trademarks as part of the Forum acquisition. These trademarks were also valued using the relief-from-royalty method.
For other long-lived assets, including intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indication of potential impairment. If the undiscounted cash flows from a group of assets being evaluated is less than

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Defined Benefit Pension Plans and Other Postretirement Benefit Plan
As more fully described in Note 16, the Company has both funded and unfunded defined benefit plans, as well as a contributory other postretirement benefit plan, covering certain full-time employees and retirees. The majority of the defined benefit pension benefits are based on formulas that reflect the employees' years of service and compensation during their employment period and participation in the plans. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return, discount rate and rate of compensation increases, among others. The Company recognizes the funded status of its defined benefit and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through Accumulated other comprehensive income (loss) in the consolidated balance sheets.
Earnings Per Common Share
Basic earnings per common share ("EPS") is based upon net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS, for periods after the Distribution date, reflects the effect of the assumed exercise of stock options and vesting of restricted shares, restricted stock units ("RSUs") and shares restricted on the same basis as underlying Cablevision restricted shares (see Note 17) only in the periods in which such effect would have been dilutive.
Asset Retirement Obligations
The Company has recorded asset retirement obligations related to the Transformation and the Forum (see Note 9). A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. When an asset retirement obligation is recorded, an offsetting increase to the carrying value of the related property and equipment is also recorded. The obligation is initially measured at fair value using expected present value techniques. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement cost capitalized.

Recently Adopted Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC Topic 820, Fair Value Measurement. The amended guidance changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. The Company adopted ASU No. 2011-04 effective January 1, 2012. The adoption of this ASU did not have a material impact on the Company's financial position, results of operations, or cash flows.
In September 2011, the FASB issued ASU No. 2011-09, Compensation — Retirement Benefits - Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer's Participation in a Multiemployer Plan, which requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures in order to provide more information about an employer's involvement in multiemployer pension plans. Although the majority of the amendments in this ASU apply only to multiemployer pension plans, there are also amendments that require changes in disclosures for multiemployer plans that provide postretirement benefits other than pensions. The Company adopted this ASU in the quarter ended June 30, 2012. This ASU impacted the Company's disclosures only and did not have any impact on the Company's financial position, results of operations, or cash flows. The disclosures required by this ASU are presented in Note 16 to the consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income, which is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income, and to additionally align the presentation of other comprehensive income in financial statements prepared in accordance with GAAP with those prepared in accordance with International Financial Reporting Standards. An entity now has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to indefinitely defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. During the deferral period, the existing requirements in GAAP for the presentation of reclassification adjustments are required to continue to be followed. These standards will be effective for the Company beginning in its first quarter of fiscal 2013 with retrospective application required. The Company believes that the adoption of these standards will result only in changes in the presentation of its financial statements and will not have a material impact on the Company's financial position, results of operations, or cash flows.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles — Goodwill and Other. This new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test currently required under ASC Topic 350. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Currently, under ASC Topic 350, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. This standard will be effective for the Company beginning in its first quarter of fiscal 2013. The Company believes that the adoption of this standard will not have a material impact on the Company's financial position, results of operations, or cash flows.
In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. This standard will be effective for the Company beginning in its first quarter of fiscal 2014 with retrospective application required. The Company believes that the adoption of this standard may impact the Company's disclosures only and will not have any impact on the Company's financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment, to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. In particular, the two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conducting a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset's fair value exceeding the carrying amount, if (1) the entity determines that such an impairment is more likely than not to exist, or (2) the entity foregoes the qualitative assessment entirely. The standards update brings the accounting treatment for determining impairment charges on other intangible assets in conformity with the treatment of goodwill, as established by ASU 2011-08. This standard will be effective for the Company beginning in its first quarter of fiscal 2013. The Company believes that the adoption of this standard will not have a material impact on the Company's financial position, results of operations, or cash flows.

Note 3. Acquisition

On June 25, 2012, the Company acquired the Forum located in Inglewood, California for a purchase price of $23,500. The acquisition was accounted for as an asset acquisition and the cost of the acquisition was allocated to the assets acquired based on their relative fair values. Acquisition-related costs of $6,828 were capitalized as costs of the acquisition and were allocated to the assets acquired based upon the nature of the cost.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The preliminary allocation of the purchase price, including acquisition-related costs, as of the acquisition date are as follows:

Land	$23,757
Building	6,031
Trademarks	540
$30,328
The trademarks were determined to be indefinite-lived intangible assets and were valued using a relief-from-royalty method in which the expected benefits are valued by discounting hypothetical royalty payments based on projected revenues covered by the trademarks.
Additionally, the Company recorded an asset retirement obligation in the amount of $6,000 and an offsetting increase to the carrying value of the related property and equipment in connection with the acquisition and planned renovation.
Note 4. Computation of Earnings per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS.

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Years Ended December 31,
			2010	2009
Weighted-average shares for basic EPS	74,938	74,350	73,864	73,309
Dilutive effect of shares issuable under share-based compensation plans and shares restricted on the same basis as underlying Cablevision restricted shares	2,521	2,843	2,850	—
Weighted-average shares for diluted EPS	77,459	77,193	76,714	73,309
Anti-dilutive shares	—	3	39	—
The weighted-average number of common shares assumed to be outstanding for the year ended December 31, 2009 represent the shares issued to Cablevision shareholders on the Distribution date for purposes of calculating EPS.
Note 5. Impairment Charges
Effective July 1, 2010 DISH Network's ("DISH") license to carry Fuse expired and effective October 1, 2010, DISH's license to carry MSG Network and MSG+ expired. These networks have not been carried by DISH since those dates. As subsequent discussions did not result in new carriage agreements being reached to restore DISH's carriage of any of the networks, during the second quarter of fiscal year 2012, the Company made a determination that DISH had ceased to carry these networks on an other than temporary basis. Consequently, the Company's MSG Media segment recorded a pre-tax impairment charge of $3,112 to write-off the remaining carrying value of the affiliation agreements and affiliate relationships intangible assets associated with DISH. This pre-tax impairment charge is reflected in depreciation and amortization (including impairments) in the accompanying consolidated statement of operations for the year ended June 30, 2012.
During the year ended December 31, 2010, the Company evaluated whether or not an impairment of the deferred costs associated with Banana Shpeel, a show that the Company co-produced with Cirque du Soleil, had occurred as a result of its financial performance. As a result, the Company's MSG Entertainment segment recorded a pre-tax impairment charge of $9,945 for the unamortized deferred costs remaining on the Company's consolidated balance sheet at the end of the show's run at the Beacon Theatre. This pre-tax impairment charge is reflected in direct operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2010.
During the year ended December 31, 2010, the Company evaluated whether or not an impairment of the deferred costs associated with the Radio City Christmas Spectacular Arena Tour (the "Arena Tour") had occurred as a result of its financial

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

performance and the Company's decision to seek alternative uses of Arena Tour assets in connection with plans to produce shows in other venues. As a result, the Company's MSG Entertainment segment recorded a pre-tax impairment charge of $1,492 related to Arena Tour assets, which is reflected in direct operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2010.
As part of its periodic review of expected usefulness of programming rights, the Company's MSG Media segment recorded pre-tax impairment charges of $865 and $667 associated with these assets during the years ended June 30, 2012 and December 31, 2009, respectively, which are included in direct operating expenses in the accompanying consolidated statements of operations for those years. There were no impairment charges associated with these assets during the six months ended June 30, 2011 and the year ended December 31, 2010.
Note 6. Team Personnel Transactions and Insurance Recoveries
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players and certain other team personnel on the Company's sports teams for (i) season-ending injuries, (ii) trades and (iii) waivers and contract termination costs ("Team Personnel Transactions"). The Company's MSG Sports segment recognizes the estimated ultimate costs of these events, together with any associated NBA luxury tax attributable to Knicks' player transactions, in the period in which they occur, net of any anticipated insurance recoveries. Amounts due to such players are generally paid over their remaining contract terms.
The following table sets forth provisions for Team Personnel Transactions and insurance recoveries:

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Provisions for Team Personnel Transactions net of insurance recoveries discussed below	$16,314	$15,254	$8,663	$23,837
Insurance recoveries included in provisions for Team Personnel Transactions above	—	—	820	426

Insurance recoveries related to non season-ending player injuries	323	—	7,999	4,838
Note 7. Investments
The Company had an investment in a non-controlling ownership interest in Front Line Management Group, Inc. ("Front Line"), which was accounted for under the cost method. The Company received $2,186 during the six months ended June 30, 2011 and $2,000 in each of the years ended December 31, 2010 and 2009, in dividends representing the distribution of earnings from this investment which was recognized in miscellaneous income in the accompanying consolidated statements of operations.
On February 4, 2011, the Company exchanged its interest in Front Line for approximately 3,913 shares of Live Nation Entertainment, Inc. ("Live Nation") common stock with a fair value of approximately $41,000 as of that date. As a result of this exchange the Company recorded a pre-tax gain of $3,375 during the six months ended June 30, 2011, which was recognized in miscellaneous income in the accompanying consolidated statement of operations. This investment is reported in the accompanying consolidated balance sheets as of June 30, 2012 and 2011 in other assets, and is classified as available-for-sale. Investments in available-for-sale securities are carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders' equity. The fair value of the investment in Live Nation common stock was $35,919 and $44,880 as of June 30, 2012 and 2011, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8. Goodwill and Intangible Assets
The carrying amount of goodwill, by reportable segment, as of June 30, 2012 and 2011 is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the first quarter of fiscal year 2012, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments. Based on this impairment test, the Company's reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).
The Company's indefinite-lived intangible assets as of June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011
Sports franchises (MSG Sports segment)	$96,215	$96,215
Trademarks (MSG Entertainment segment)	62,421	61,881
	$158,636	$158,096
During the year ended June 30, 2012 the Company's Entertainment segment recorded trademarks associated with the acquisition of the Forum in Inglewood, California in the amount of $540 (See Note 3).
During the first quarter of fiscal year 2012, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified. Based on these impairment tests, the Company's indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset's estimated fair value over its respective carrying value.
The Company's intangible assets subject to amortization as of June 30, 2012 and 2011 are as follows:

As of June 30, 2012	Gross	Accumulated Amortization	Net
Affiliation agreements and affiliate relationships (a)	$106,677	$(48,357)	$58,320
Season ticket holder relationships	75,005	(39,994)	35,011
Suite holder relationships	15,394	(10,142)	5,252
Broadcast rights	15,209	(14,992)	217
Other intangibles (a)	11,739	(8,725)	3,014
	$224,024	$(122,210)	$101,814
As of June 30, 2011
Affiliation agreements and affiliate relationships	$120,536	$(52,295)	$68,241
Season ticket holder relationships	75,005	(34,547)	40,458
Suite holder relationships	15,394	(8,743)	6,651
Broadcast rights	15,209	(13,468)	1,741
Other intangibles	17,743	(13,040)	4,703
	$243,887	$(122,093)	$121,794

(a)	During the year ended June 30, 2012 certain intangible assets became fully amortized.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The estimated useful lives of the Company's intangible assets subject to amortization are as follows:

Estimated Useful Lives
Affiliation agreements and affiliate relationships	10 to 24 years
Season ticket holder relationships	10 to 15 years
Suite holder relationships	11 years
Broadcast rights	10 years
Other intangibles	10 to 15 years
Amortization expense for intangible assets amounted to $19,980 for the year ended June 30, 2012, $8,609 for the six months ended June 30, 2011, and $17,625 and $19,548 for the years ended December 31, 2010 and 2009, respectively. Amortization expense for the year ended June 30, 2012 includes a pre-tax impairment charge of $3,112, which reflects the write-off of the remaining carrying value of certain intangible assets associated with DISH (See Note 5).
The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2013 through 2017 to be as follows:

Fiscal year ended June 30, 2013	$11,119
Fiscal year ended June 30, 2014	10,399
Fiscal year ended June 30, 2015	10,399
Fiscal year ended June 30, 2016	10,051
Fiscal year ended June 30, 2017	8,526
Note 9. Property and Equipment
As of June 30, 2012 and 2011, property and equipment (including equipment under capital leases) consisted of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	June 30, 2012	June 30, 2011	Estimated Useful Lives
Land	$92,828	$67,921
Buildings	604,504	203,142	Up to 45 years
Equipment	287,841	243,805	2 to 20 years
Aircraft	42,961	42,961	15 years
Furniture and fixtures	25,592	17,337	3 to 9 years
Leasehold improvements	148,572	144,469	Shorter of term of lease or life of improvement
Construction in progress	202,926	295,347
	1,405,224	1,014,982
Less accumulated depreciation and amortization	(435,696)	(407,190)
	$969,528	$607,792
Depreciation is being accelerated for The Garden assets that are being removed as a result of the Transformation. Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $67,523 for the year ended June 30, 2012, $36,317 for the six months ended June 30, 2011 and $39,282 and $41,788 for the years ended December 31, 2010, and 2009, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of June 30, 2012 and 2011, the gross amount of equipment and related accumulated depreciation recorded under capital leases are as follows:

	June 30, 2012	June 30, 2011
Equipment	$4,052	$13,296
Less accumulated depreciation	(1,507)	(10,040)
	$2,545	$3,256
The Company has recorded asset retirement obligations related to the Transformation and the Forum (See Note 3). The asset retirement obligations have been recorded in accordance with ASC 410, which requires companies to recognize an obligation along with an offsetting increase to the carrying value of the related property and equipment when an obligation or commitment exists to perform remediation efforts and its fair value is reasonably estimable. These obligations were necessitated by the Transformation and the acquisition and planned renovation of the Forum. The following is a summary of the change in the carrying amount of the asset retirement obligations during the year ended June 30, 2012 and six months ended June 30, 2011:

Balance as of January 1, 2011	$27,358
Revisions in estimated liabilities	18,088
Accretion expense	6
Payments	(12,545)
Balance as of June 30, 2011	$32,907
Liabilities incurred	6,000
Revisions in estimated liabilities	9,998
Accretion expense	13
Payments	(36,700)
Balance as of June 30, 2012	$12,218
As of June 30, 2012 and 2011, $10,377 and $32,719, respectively, of the total asset retirement obligations were recorded in other accrued liabilities, with the remaining balances recorded in other liabilities, in the accompanying consolidated balance sheets.
Note 10. Debt
Total debt of the Company consists of the following:

	June 30, 2012	June 30, 2011
Revolving Credit Facility	$—	$—
Related party capital lease obligations (a)	3,361	4,225
Total	$3,361	$4,225

(a)	Classified in other accrued liabilities and other liabilities in the accompanying consolidated balance sheets.
Revolving Credit Facility
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a new senior secured revolving credit facility of up to $375,000 with a term of five years (the "Revolving Credit Facility"). The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of June 30, 2012, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of June 30, 2012, there was $7,000 in letters of credit issued and outstanding under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility as of June 30, 2012 was $368,000.
In connection with the establishment of this borrowing facility, the Company incurred deferred financing costs of $10,900, which are being amortized to interest expense over the five-year term of the Revolving Credit Facility.
Capital Leases
Capital lease assets for transponder space have been subleased to the Company from a related party. As of June 30, 2012, the future minimum lease payments for capital lease obligations are as follows:

Fiscal year ended June 30, 2013	$622
Fiscal year ended June 30, 2014	622
Fiscal year ended June 30, 2015	622
Fiscal year ended June 30, 2016	622
Fiscal year ended June 30, 2017	622
Thereafter	1,743
Total minimum lease payments	4,853
Less amount representing interest	(1,492)
Present value of minimum future capital lease payments	3,361
Less principal portion of current installments	(303)
Long-term portion of obligations under capital leases	$3,058
Note 11. Operating Leases
The Company has various long-term noncancelable operating lease agreements with non-affiliates primarily for entertainment venues and office and storage space expiring at various dates through 2026. Certain leases include renewal provisions at the Company's option and provide for additional rent based on sales. The rent expense associated with such operating leases is recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense under these lease agreements totaled $39,386 for the year ended June 30, 2012, $19,589 for the six months ended June 30, 2011 and $38,374 and $31,189 for the years ended December 31, 2010 and 2009, respectively.
As of June 30, 2012, future minimum rental payments under leases having noncancelable initial lease terms in excess of one year were as follows:

Fiscal year ended June 30, 2013	$41,569
Fiscal year ended June 30, 2014	41,221
Fiscal year ended June 30, 2015	40,266
Fiscal year ended June 30, 2016	40,155
Fiscal year ended June 30, 2017	37,881
Thereafter	162,021
$363,113
Under the terms of a lease agreement and related guaranty, subsidiaries of the Company have certain operating requirements and are required to meet a certain net worth obligation. In the event that these subsidiaries were to fail to meet the required obligations and were unable to avail themselves of the provided for cure options, the landlord could terminate the lease.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12. Contractual Obligations and Off Balance Sheet Arrangements
Future cash payments required under unconditional purchase obligations pursuant to material contracts entered into by the Company in the normal course of business and outstanding letters of credit as of June 30, 2012 are summarized in the following table.

	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements:
Contractual obligations (a)	$1,257,613	$189,375	$317,663	$131,016	$619,559
Letters of credit (b)	7,000	7,000	—	—	—
	1,264,613	196,375	317,663	131,016	619,559
Contractual obligations reflected on the balance sheet (c)	55,868	22,866	5,744	9,358	17,900
Total	$1,320,481	$219,241	$323,407	$140,374	$637,459

(a)
Contractual obligations not reflected on the balance sheet consist primarily of (i) the MSG Media segment's obligations related to professional team rights, acquired under license agreements, to telecast certain live sporting events, (ii) the MSG Sports segment's obligations under employment agreements that the Company has with its professional sports teams' personnel that are generally guaranteed regardless of employee injury or termination, and (iii) minimum purchase requirements incurred in the normal course of the Company's operations.

(b)	Consists of letters of credit obtained by the Company under the Revolving Credit Facility as collateral for certain insurance policies and for a lease agreement.

(c)	Consists principally of amounts earned under employment agreements that the Company has with certain of its professional sports teams' personnel in the MSG Sports segment.
The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due for NBA luxury tax payments or NBA or NHL revenue sharing.
On July 8, 2010, in connection with the Transformation, the Company entered into a construction management agreement (the "Construction Agreement") with Turner Construction Company ("Turner"). Under the Construction Agreement, the Company has engaged Turner to act as construction manager for the Transformation, with responsibility for the orderly and expeditious performance of the construction work associated with the Transformation, including the direct performance of construction work, the engagement and supervision of, and responsibility for, subcontractors and the achievement of specific construction-related milestones in accordance with the timetable prescribed for the Transformation. For more information on the Construction Agreement, refer to the Company's filing on Form 8-K filed with the Securities and Exchange Commission on July 9, 2010.
Note 13. Legal Matters
In March 2012, the Company was named as a defendant in two purported class action antitrust lawsuits brought in the United States District Court for the Southern District of New York against the NHL and certain NHL member clubs, regional sports networks and cable and satellite distributors. The complaints, which are substantially identical, primarily assert that certain of the NHL's current rules and agreements entered into by defendants, which are alleged by the plaintiffs to provide certain territorial and other exclusivities with respect to the television and online distribution of live hockey games, violate Sections 1 and 2 of the Sherman Antitrust Act. The complaints seek injunctive relief against the defendants' continued violation of the antitrust laws, treble damages, attorneys' fees and pre- and post-judgment interest. On July 27, 2012, the Company and the other defendants filed a motion to dismiss the complaints (which have been consolidated for procedural purposes). The Company intends to vigorously defend the claims against the Company. Management does not believe this matter will have a material adverse effect on the Company.
In addition to the matter discussed above, the Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14. Fair Value Measurements
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level I - Quoted prices for identical instruments in active markets.

Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level III - Instruments whose significant value drivers are unobservable.

The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
June 30, 2012
Assets:
Money market accounts	$79,994	$—	$—	$79,994
Time deposits	120,629	—	—	120,629
Available-for-sale securities (in other assets)	35,919	—	—	35,919
Total assets measured at fair value	$236,542	$—	$—	$236,542
June 30, 2011
Assets:
Money market accounts	$223,750	$—	$—	$223,750
Time deposits	75,147	—	—	75,147
Available-for-sale securities (in other assets)	44,880	—	—	44,880
Total assets measured at fair value	$343,777	$—	$—	$343,777
Money market accounts and time deposits
Money market accounts and time deposits are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company's money market accounts and time deposits approximates fair value due to their short-term maturities.
Available-for-sale securities (in other assets)
The available-for-sale securities category includes available-for-sale marketable equity securities, whose fair value is determined using quoted market prices. Such items are classified in Level 1 (See Note 7).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 15. Accumulated Other Comprehensive Income (Loss)
The following table details the components of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan	Unrealized Income (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2009	$(5,327)	$—	$(5,327)
Other comprehensive loss	(14,732)	—	(14,732)
Tax benefit	6,006	—	6,006
Balance at December 31, 2009	(14,053)	—	(14,053)
Other comprehensive loss	(5,856)	—	(5,856)
Adjustment related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution	(3,728)	—	(3,728)
Tax benefit (a)	4,150	—	4,150
Balance at December 31, 2010	(19,487)	—	(19,487)
Other comprehensive income	3,590	3,874	7,464
Tax expense	(1,544)	(1,666)	(3,210)
Balance at June 30, 2011	(17,441)	2,208	(15,233)
Other comprehensive loss	(6,570)	(8,961)	(15,531)
Tax benefit	2,795	3,807	6,602
Balance at June 30, 2012	$(21,216)	$(2,946)	$(24,162)
(a) Includes tax benefit of $1,619 associated with the adjustment related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution. (See Note 16.)
Note 16. Pension Plans and Other Postretirement Benefit Plan
Company Sponsored Plans
The Company sponsors a non-contributory qualified cash balance retirement plan covering its non-union employees (the "MSG Cash Balance Pension Plan") and an unfunded non-contributory non-qualified excess cash balance plan covering certain employees who participate in the underlying qualified plan (collectively, the "MSG Cash Balance Plans"). Prior to the Distribution, certain participants of the MSG Cash Balance Plans participated in the Cablevision Cash Balance Pension Plan, a non-contributory qualified cash balance retirement plan, and an unfunded non-contributory non-qualified excess cash balance plan which was sponsored by Cablevision (collectively, the "Cablevision Cash Balance Plans"). Effective January 1, 2010, these participants ceased participation in the Cablevision Cash Balance Plans and began participation in the MSG Cash Balance Plans. Also effective January 1, 2010, the Company assumed the liability to pay benefits to current and former employees of the Company who had previously participated in the Cablevision Cash Balance Plans. On April 4, 2011, plan assets with a fair value of $9,261 were transferred from the Cablevision Cash Balance Pension Plan to the MSG Cash Balance Pension Plan. This amount represented the portion of the assets of the Cablevision Cash Balance Pension Plan attributable to the liability previously transferred from this plan to the MSG Cash Balance Pension Plan.
In addition, the Company sponsors two non-contributory qualified defined benefit pension plans covering certain of its union employees ("Union Plans"). Benefits payable to retirees under the Union Plans are based upon years of service and, for one plan, participants' compensation.
The Company sponsored a non-contributory qualified defined benefit pension plan covering its non-union employees hired prior to January 1, 2001 (the "Retirement Plan") and sponsors an unfunded non-contributory non-qualified defined benefit pension plan for the benefit of certain employees who participate in the underlying qualified plan (the "Excess Plan"). As of December 31, 2007, both the Retirement Plan and Excess Plan were amended to freeze all benefits earned through December 31, 2007 and to eliminate the ability of participants to earn benefits for future service under these plans. On March 1, 2011, the Company merged the Retirement Plan into the MSG Cash Balance Pension Plan, effectively combining the plan

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

assets and liabilities of the respective plans. In connection with this merger, the respective benefit formulas of the plans were not amended. Effective March 1, 2011, the Retirement Plan no longer exists as a stand-alone plan and is part of the MSG Cash Balance Pension Plan.
The MSG Cash Balance Plans (which now include the Retirement Plan), Union Plans, and Excess Plan are collectively referred to as the "Pension Plans."
The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 who are eligible to commence receipt of early or normal Retirement Plan benefits under the MSG Cash Balance Pension Plan and their dependents, as well as certain union employees ("Postretirement Plan").
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company's consolidated balance sheets associated with the Pension Plans and Postretirement Plan as of June 30, 2012 and 2011 based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Change in benefit obligation:
Benefit obligation at beginning of period	$124,010	$122,703	$7,888	$7,688
Service cost	6,558	3,347	214	128
Interest cost	6,895	3,340	359	202
Actuarial loss (gain)	27,707	(3,965)	225	(1)
Benefits paid	(5,407)	(1,415)	(250)	(129)
Benefit obligation at end of period	159,763	124,010	8,436	7,888
Change in plan assets:
Fair value of plan assets at beginning of period	77,428	73,041	—	—
Actual return on plan assets	22,094	(486)	—	—
Employer contributions	13,902	6,288	—	—
Benefits paid	(5,407)	(1,415)	—	—
Fair value of plan assets at end of period	108,017	77,428	—	—
Funded status at end of period	$(51,746)	$(46,582)	$(8,436)	$(7,888)
Amounts recognized in the consolidated balance sheets as of June 30, 2012 and 2011 consist of:

	Pension Plans		Postretirement Plan
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Current liabilities (included in accrued employee related costs)	$(1,124)	$(1,333)	$(241)	$(272)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(50,622)	(45,249)	(8,195)	(7,616)
	$(51,746)	$(46,582)	$(8,436)	$(7,888)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accumulated other comprehensive income (loss), before tax, as of June 30, 2012 and 2011 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Actuarial gain (loss)	$(36,740)	$(30,570)	$(727)	$(150)
Prior service credit (cost)	(91)	(117)	743	588
	$(36,831)	$(30,687)	$16	$438
Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan for the year ended June 30, 2012, the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009 are as follows:

	Pension Plans				Postretirement Plan
	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Service cost	$6,558	$3,347	$6,074	$391	$214	$128	$199	$234
Interest cost	6,895	3,340	6,351	5,279	359	202	342	337
Expected return on plan assets	(2,606)	(1,095)	(1,617)	(2,289)	—	—	—	—
Recognized actuarial loss (gain)	2,042	1,261	2,245	192	(21)	1	(75)	(56)
Amortization of unrecognized prior service cost (credit)	26	13	28	2	(176)	(66)	(132)	(132)
Net periodic benefit cost	$12,915	$6,866	$13,081	$3,575	$376	$265	$334	$383
In connection with the Cablevision Cash Balance Plans, Cablevision charged the Company for credits made into a notional account established for each participant. In addition to the amounts reflected in the table above for Company sponsored benefit plans, for the year ended December 31, 2009 the Company recorded $5,139 of expense related to the Cablevision Cash Balance Plans.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended June 30, 2012, the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009 are as follows:

	Pension Plans				Postretirement Plan
	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Actuarial gain (loss)	$(8,216)	$2,519	$(6,770)	$(15,033)	$(556)	$1	$(1,172)	$295
Recognized actuarial (gain) loss	2,042	1,261	2,245	192	(21)	1	(75)	(56)
Recognized prior service (credit) cost	26	13	28	2	(176)	(66)	(132)	(132)
Prior service credit due to plan amendment	—	—	—	—	331	—	—	—
Transfer of unrecognized actuarial loss from Cablevision as a result of the Cablevision Cash Balance Plans transfer	—	—	(3,712)	—	—	—	—	—
Transfer of unrecognized prior service cost from Cablevision as a result of the Cablevision Cash Balance Plans transfer	—	—	(155)	—	—	—	—	—
Total recognized in other comprehensive income (loss)	$(6,148)	$3,793	$(8,364)	$(14,839)	$(422)	$(64)	$(1,379)	$107
The estimated net loss and prior service cost for the Pension Plans expected to be amortized from accumulated other comprehensive income (loss) and recognized as components of net periodic benefit cost over the next fiscal year are $2,146 and $26, respectively. The estimated net loss and prior service credit for the Postretirement Plan expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit credit over the next fiscal year are $21 and $165, respectively.
Funded Status
The accumulated benefit obligation for the Pension Plans aggregated to $159,009 and $123,193 at June 30, 2012 and 2011, respectively. As of June 30, 2012 and 2011 each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2012 and 2011 are as follows:

	Pension Plans		Postretirement Plan
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Discount rate	4.21%	5.68%	3.90%	5.35%
Rate of compensation increase	2.96%	2.97%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	8.25%	8.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2020	2020

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the year ended June 30, 2012, the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009 are as follows:

	Pension Plans				Postretirement Plan
	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Discount rate	5.68%	5.55%	6.24%	5.81%	5.35%	5.35%	5.90%	5.80%
Expected long-term return on plan assets	4.00%	4.26%	4.06%	4.00%	n/a	n/a	n/a	n/a
Rate of compensation increase	2.97%	3.00%	2.00%	3.00%	n/a	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	n/a	8.75%	9.00%	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	n/a	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	2020	2019	2014	2014
The discount rate was determined (based on the expected duration of the benefit payments for the plans) from the Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2012 and from the Buck Consultants' Discount Rate Model as of June 30, 2011 to select a rate at which the Company believed the plans' benefits could be effectively settled. Both models were developed by examining the yields on selected highly rated corporate bonds. The Company's expected long-term return on plan assets is based on a periodic review and modeling of the plans' asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) on Total of Service and Interest Cost Components for the				Increase (Decrease) on Benefit Obligation at
	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	June 30, 2012	June 30, 2011
One percentage point increase	$76	$44	$70	$75	$994	$895
One percentage point decrease	(64)	(38)	(60)	(66)	(914)	(778)
Plan Assets and Investment Policy
The weighted-average asset allocation of the pension plan assets at June 30, 2012 and 2011 was as follows:

Asset Classes (a):	June 30, 2012	June 30, 2011
Fixed income securities	79%	48%
Cash equivalents	21%	52%
	100%	100%

(a)	The Company's target allocation for pension plan assets is 50% fixed income securities and 50% cash equivalents as of June 30, 2012.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Investment allocation decisions are formally made by the Company's Investment and Benefit Committee, which takes into account investment advice provided by the Company's external investment consultant. The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company's Investment and Benefit Committee. The investment consultant also takes into account the plans' liabilities when making investment allocation recommendations. Those decisions are driven by asset/liability studies conducted by the external investment consultant who combines actuarial considerations and strategic investment advice. The major categories of the Company's plan assets are cash equivalents and long duration bonds which are marked-to-market on a daily basis. Due to the fact that the Company's plan assets are significantly made up of long duration bonds, the Company's assets are subjected to interest-rate risk; specifically, a rising interest rate environment. However, these assets are structured in an asset/liability framework. Consequently, an increase in interest rates would cause a corresponding decrease to the overall liability of the plans, thus creating a hedge against rising interest rates. Additional risks involving the asset/liability framework include earning insufficient returns to cover future liabilities and imperfect hedging of the liability.
Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2012 and 2011 by asset class are as follows:

Fair Value of Investments at June 30, 2012	Level I	Level II	Level III	Total
Registered investment company mutual funds:
Money market	$22,804	$—	$—	$22,804
U.S. government bonds	85,213	—	—	85,213
Total investments measured at fair value	$108,017	$—	$—	$108,017
Fair Value of Investments at June 30, 2011
Registered investment company mutual funds:
Money market	$40,192	$—	$—	$40,192
U.S. government bonds	37,236	—	—	37,236
Total investments measured at fair value	$77,428	$—	$—	$77,428
Contributions for Qualified Defined Benefit Pension Plans
The Company contributed $10,400 and $1,669 to the MSG Cash Balance Pension Plan and Union Plans, respectively, during the year ended June 30, 2012. The Company expects to contribute $24 to the Union Plans in fiscal year 2013.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments, as well as the expected Medicare Prescription Drug Subsidy, for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan	Subsidy
Fiscal year ended June 30, 2013	$5,570	$272	$25
Fiscal year ended June 30, 2014	6,950	313	25
Fiscal year ended June 30, 2015	7,510	369	25
Fiscal year ended June 30, 2016	7,720	425	25
Fiscal year ended June 30, 2017	8,330	485	24
Fiscal years ended June 30, 2018 – 2022	56,590	3,378	106
Savings Plans
Cablevision sponsors qualified and non-qualified savings plans (the "Cablevision Savings Plans") in which employees of the Company continued to participate for a period of time after the Distribution until such time that the Company established its own savings plans. The Company made matching cash contributions on behalf of its employees to the Cablevision Savings Plans in accordance with the terms of those plans. Effective February 1, 2011, the Company established the MSG Holdings,

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (the "MSG Savings Plans"). As of February 1, 2011, employees of the Company who were eligible participants have ceased participation in the Cablevision Savings Plans and participate in the MSG Savings Plans. Expenses related to the Cablevision Savings Plans and MSG Savings Plans included in the accompanying consolidated statements of operations were as follows:

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
MSG Savings Plans	$3,112	$1,457	$—	$—
Cablevision Savings Plans	—	258	2,794	2,397
Total	$3,112	$1,715	$2,794	$2,397
Multiemployer Plans
The Company contributes to a number of multiemployer defined benefit pension plans, multiemployer defined contribution pension plans, and multiemployer plans that provide health and welfare benefits to retired union-represented employees under the terms of collective bargaining agreements.
Multiemployer Defined Benefit Pension Plans
The multiemployer defined benefit pension plans to which we contribute generally provide for retirement and death benefits for eligible union-represented employees based on specific eligibility/participant requirements, vesting periods and benefit formulas. The risks to the Company of participating in these multiemployer defined benefit pension plans are different from single-employer defined benefit pension plans in the following aspects:

•	Assets contributed to a multiemployer defined benefit pension plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to a multiemployer defined benefit pension plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If the Company chooses to stop participating in some of these multiemployer defined benefit pension plans, the Company may be required to pay those plans an amount based on the Company's proportion of underfunded status of the plan, referred to as a withdrawal liability. However, cessation of participation in a multiemployer defined benefit pension plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.

The following table outlines the Company's participation in multiemployer defined benefit pension plans for the year ended June 30, 2012, the six months ended June 30, 2011, and the years ended December 31, 2010 and 2009, and summarizes the contributions that the Company has made during each period. The "EIN" and "Pension Plan Number" columns provide the Employer Identification Number ("EIN") and the three digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2012 and 2011 relates to the plan's two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates whether a funding improvement plan ("FIP") for yellow/orange zone plans or a rehabilitation plan ("RP") for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan's actuary. The last column lists the expiration date(s) or a range of expiration dates of the collective bargaining agreement(s) to which the plans are subject. The Company's prior change of year-end to June 30 may affect the comparability of contributions made by the Company for each period presented. There are no other significant changes that affect such comparability.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

			PPA Zone Status		FIP/RP Status Pending / Implemented	MSG Contributions
Plan Name	EIN	Pension Plan Number	As of June 30, 2012	As of June 30, 2011		Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Surcharge Imposed	Expiration Date of CBA
National Basketball Association Players' Pension Plan	13-5582586	003	Yellow as of 2/1/2011	Yellow as of 2/1/2010	FIP - Implemented	$1,514	$—	$1,422	$1,749	No	6/2021 (with certain termination rights becoming effective during 6/2017)
Pension Fund of Local No. 1 of I.A.T.S.E.	13-6414973	001	Green as of 12/31/2010	Green as of 12/31/2009	No	2,120	912	1,820	1,621	No	8/22/2012 - 5/1/2015
The Pension, Hospitalization and Benefit Plan of the Electrical Industry – Pension Trust Fund	13-6123601	001	Green as of 9/30/2011	Green as of 9/30/2010	No	1,889	906	2,049	1,907	No	6/30/2015
NBA Pension Plan for Coaches, Assistant Coaches and Trainers	13-5582586	004	Yellow as of 5/31/2011	Yellow as of 5/31/2010	FIP - Implemented	788	—	861	772	No	n/a
All Other Multiemployer Defined Benefit Pension Plans						2,821	1,196	2,657	2,336
						$9,132	$3,014	$8,809	$8,385
The Company was listed in its plans' Form 5500's as providing more than 5 percent of the total contributions for the following plans and plan years:

Fund Name	Year Contributions to Plan Exceeded 5 Percent of Total Contributions (As of Plan's Year-End)
Pension Fund of Local No. 1 of I.A.T.S.E	December 31, 2010, and 2009
Pension Fund of Wardrobe Attendants Union Local 764	December 31, 2010, and 2009
32BJ/Broadway League Pension Fund	December 31, 2010, and 2009
NBA Pension Plan for Coaches, Assistant Coaches and Trainers	May 31, 2011, 2010, and 2009
Multiemployer Defined Contribution Pension Plans and Multiemployer Plans That Provide Health and Welfare Benefits
The Company contributed $5,788 for the year ended June 30, 2012, $2,538 for the six months ended June 30, 2011 and $4,889 and $4,953 for the years ended December 31, 2010 and 2009, respectively, to multiemployer defined contribution pension plans. In addition, the Company contributed $9,973 for the year ended June 30, 2012, $4,570 for the six months ended June 30, 2011 and $11,697 and $10,875 for the years ended December 31, 2010 and 2009, respectively, to multiemployer plans that provide health and welfare benefits to retired employees.
Note 17. Share-based Compensation
In connection with the Distribution, the Company adopted The Madison Square Garden Company 2010 Employee Stock Plan (the "Employee Stock Plan") and The Madison Square Garden Company 2010 Stock Plan for Non-Employee Directors (the "Non-Employee Director Plan").
Under the Employee Stock Plan, the Company is authorized to grant incentive stock options, non-qualified stock options, restricted shares, RSUs, stock appreciation rights and other equity-based awards. The Company may grant awards for up to

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7,000 shares of the Company's Class A Common Stock (subject to certain adjustments). Options and stock appreciation rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of the Company's Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors ("Compensation Committee") and may include performance targets. The Company satisfies stock option exercises and vested stock awards with newly issued shares.
Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, RSUs and other equity-based awards. The Company may grant awards for up to 300 shares of the Company's Class A Common Stock (subject to certain adjustments). Options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company's Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and RSUs granted under this plan will be fully vested, upon the date of grant.
Treatment After the Distribution of Share-based Payment Awards Initially Granted Under Cablevision Equity Award Programs
Prior to the Distribution certain Company employees and employees and non-employee directors of Cablevision (some of whom are employees or directors of the Company) participated in Cablevision's equity award programs ("Cablevision Stock Plans").
In connection with the Distribution, each Cablevision stock option and stock appreciation right ("right" or "SAR") outstanding at the Distribution date became two options/rights. Cablevision options were converted into options to acquire Cablevision NY Group Class A Common Stock and options to acquire the Company's Class A Common Stock. Cablevision rights were converted into rights with respect to the cash value of Cablevision NY Group Class A Common Stock and rights with respect to the cash value of the Company's Class A Common Stock. The number of shares of the Company's Class A Common Stock that became subject to each option/right was based on a one:four distribution ratio (i.e., one share of the Company's Class A Common Stock for every four shares of Cablevision NY Group Class A Common Stock). The existing exercise price was allocated between the existing Cablevision options/rights and the Company options/rights based upon the ten-day weighted-average prices of the Cablevision NY Group Class A Common Stock and the Company's Class A Common Stock, taking into account the one:four distribution ratio. As a result of this adjustment, 82.63% of the pre-Distribution exercise price of options and rights was allocated to the Cablevision options and rights and 17.37% was allocated to the Company's options and rights. The options and the rights with respect to the Company's Class A Common Stock were issued under the Company's Employee Stock Plan or the Non-Employee Director Plan, as applicable.
Further, in connection with the Distribution, one share of the Company's Class A Common Stock was issued in respect of every four shares of Cablevision restricted stock, and such shares were restricted on the same basis as the underlying Cablevision restricted shares. These shares were not issued under any of the Company's equity plans as they were issued as a dividend in respect of Cablevision NY Group Class A Common Stock in connection with the Distribution.
In addition, in connection with the Distribution, non-employee directors of Cablevision (some of whom are directors of the Company) received one share of the Company's Class A Common Stock under the Non-Employee Director Plan for every four RSUs held under the applicable Cablevision equity plan. Such shares were not subject to any restrictions.
As a result of the Distribution, the Company issued to holders of Cablevision equity awards (including its employees and Cablevision employees and/or non-employee directors) 2,238 shares of the Company's Class A Common Stock (restricted on the same basis as the underlying Cablevision shares), 45 unrestricted shares of the Company's Class A Common Stock, 2,471 non-qualified options for the Company's Class A Common Stock and 155 Company SARs.

On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc. (the "AMC Networks Distribution"). As a result, certain Company employees and directors who continued to hold Cablevision equity awards at the time of the AMC Networks Distribution received non-qualified stock options, stock appreciation rights and/or restricted shares of AMC Networks Inc. ("AMC Networks").

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Share-based Compensation Expense
The following table presents the share-based compensation expense reduced for forfeitures recorded during the year ended June 30, 2012, the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009. Forfeitures were estimated based on historical experience. To the extent actual results of forfeitures differ from those estimates, such amounts will be recorded as an adjustment in the period the estimates are revised. Amounts reported for 2012, 2011 and 2010 relate to share-based awards granted to Company employees and non-employee directors under the Employee Stock Plan, Non-Employee Director Plan, respectively, and Cablevision Stock Plans. Amounts reported for 2012 also relate to AMC Networks Stock Plans. Amounts reported for 2009 relate to Company employees participating in the Cablevision Stock Plans and compensation expense relating to Cablevision corporate employees and directors and the portion of such share-based compensation expense that was allocated to the Company.

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Company restricted stock units	$14,487	$3,801	$4,870	$—
Company stock appreciation rights	28	9	64	—
Company restricted shares	1,395	1,042	1,555	—
Cablevision stock options	—	—	—	1,422
Cablevision stock appreciation rights	(242)	45	307	910
Cablevision restricted shares	1,791	1,027	4,537	11,930
AMC Networks stock appreciation rights	103	—	—	—
AMC Networks restricted shares	643	—	—	—
Total share-based compensation (a)	$18,205	$5,924	$11,333	$14,262

(a)
Total share-based compensation expense for the year ended December 31, 2009 includes expenses related to awards granted to Cablevision corporate employees and directors allocated to the Company of $1,050, $211 and $4,652 related to the Cablevision stock options, stock appreciation rights and restricted shares, respectively. These expenses include allocations for the Company's Executive Chairman and President and Chief Executive Officer, given they are also executive officers of Cablevision.

Share-based compensation expense was recognized in the consolidated statements of operations as part of selling, general and administrative expenses. As of June 30, 2012, there was $23,294 and $644 of unrecognized compensation cost related to unvested RSUs and restricted shares, respectively, held by Company employees. The cost is expected to be recognized over a weighted-average period of 1.8 years and 0.8 years for unvested restricted stock units and restricted shares, respectively. There were no costs related to share-based compensation that were capitalized. Tax benefits realized from tax deductions associated with share-based compensation expense for the year ended June 30, 2012, the six months ended June 30, 2011 and for the years ended December 31, 2010 and 2009 totaled $11,256, $7,333, $6,420 and $4,736, respectively.
Valuation Assumptions
The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. The key assumptions used in this model are the grant price of the award, the expected award term, volatility of the Company's stock, the risk-free rate, and the Company's dividend yield. There were no stock options granted by the Company in any of the reported periods, other than those issued in respect of outstanding Cablevision options on the Distribution date. The fair value of stock appreciation rights are estimated on the date of grant and at the end of each reporting period. There were approximately 3 Company stock appreciation rights, 10 Cablevision stock appreciation rights and 2 AMC Networks stock appreciation rights outstanding as of June 30, 2012, with a total value of $238.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Share-Based Payment Award Activity
The following table summarizes activity relating to holders (including Company, Cablevision and AMC Networks employees) of the Company's stock options for the year ended June 30, 2012:

	Number of		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Time Vesting Options	Performance Vesting Options (a)
Balance, June 30, 2011	1,782	120	$9.30	3.69	$34,675
Exercised	(323)	(17)	$8.74
Forfeited/Expired	(88)	—	$7.12
Balance, June 30, 2012	1,371	103	$9.55	2.82	$41,113
Exercisable at June 30, 2012	1,321	103	$9.16	2.69	$40,280

(a)	The Cablevision performance objective with respect to these awards has been achieved.
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock for all options outstanding (and all exercisable) which were all in-the-money at June 30, 2012 and 2011, as applicable. For the year ended June 30, 2012, the six months ended June 30, 2011 and the year ended December 31, 2010, the aggregate intrinsic value of the Company's stock options exercised was $7,196, $1,850 and $7,207, respectively, determined as of the date of option exercise. For the year ended December 31, 2009, the aggregate intrinsic value of options exercised by Company employees under the Cablevision Stock Plans was $2,876, determined as of the date of option exercise, plus the dividends, as applicable.
The following table summarizes activity relating to holders (including Company, Cablevision and AMC Networks employees) of The Madison Square Garden Company Class A Common Stock restricted on the same basis as the underlying Cablevision restricted shares, as well as restricted shares issued under the Employee Stock Plan for the year ended June 30, 2012:

	Restricted Shares	Weighted- Average Fair Value Per Share at Date of Grant
Unvested award balance, June 30, 2011	1,249	$8.58
Vested	(1,067)	$7.18
Forfeited	(63)	$7.28
Unvested award balance, June 30, 2012	119	$21.90
During the year ended June 30, 2012, the six months ended June 30, 2011 and the year ended December 31, 2010, 1,067, 557 and 453 shares of the Company's Class A Common Stock restricted on the same basis as the underlying Cablevision restricted shares, respectively, vested. The fair value of the shares vested during the year ended June 30, 2012, the six months ended June 30, 2011 and the year ended December 31, 2010 was $34,668, $16,554 and $9,289, respectively. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 363, 221 and 182 of these shares, with an aggregate value of $11,768, $6,556 and $3,723, respectively, were surrendered to the Company and reflected as financing activity within the consolidated statements of cash flows. These acquired shares have been classified as treasury stock.
During the year ended December 31, 2010, the Company granted to an employee, under the Employee Stock Plan, 119 shares of restricted stock with the weighted-average fair value per share of $21.90 at time of grant. This award was subject to the achievement of a performance target (which has been achieved), and is also subject to three-year cliff vesting.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes activity relating to holders of the Company's RSUs for the year ended June 30, 2012:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Time Vesting RSUs	Performance Vesting RSUs
Unvested award balance, June 30, 2011	801	470	$24.32
Granted	612	204	$24.12
Vested	(61)	—	$29.12
Forfeited	(181)	—	$24.23
Unvested award balance, June 30, 2012	1,171	674	$24.11
All RSUs are subject to three-year cliff vesting, and certain RSUs are also subject to certain performance conditions (which have been achieved).
The fair value of RSUs vested during the year ended June 30, 2012, the six months ended June 30, 2011 and year ended December 31, 2010 was $1,772, $596 and $1,174, respectively. The weighted-average fair value per share at date of grant of RSUs granted during the six months ended June 30, 2011 and the year ended December 31, 2010 was $27.48 and $21.29, respectively. RSUs that were awarded by the Company to its employees will settle in shares of the Company's Class A Common Stock, or, at the option of the Compensation Committee, in cash.
RSUs that were awarded to non-employee directors will settle in shares of the Company's Class A Common Stock, or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases.
Note 18. Related Party Transactions
Members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and owns approximately 1.7% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 69% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan family are also the controlling stockholders of both Cablevision and AMC Networks.
In connection with the Distribution, the Company entered into various agreements with Cablevision, such as a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain related party arrangements. These agreements govern certain of the Company's relationships with Cablevision subsequent to the Distribution and provide or provided for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Distribution. These agreements also include arrangements with respect to a number of ongoing commercial relationships including affiliation agreements for carriage of MSG Networks and Fuse. The distribution agreement includes an agreement that the Company and Cablevision agree to provide each other with indemnities with respect to liabilities arising out of the businesses Cablevision transferred to the Company.
For the year ended December 31, 2009 the consolidated financial statements of the Company reflect charges incurred pursuant to certain allocation policies of Cablevision. Effective January 1, 2010 through the Distribution date, the Company received allocations from Cablevision generally consistent with the transition services agreement, with certain adjustments. Although management believes that these charges have been made on a reasonable basis, it is not practicable to determine whether the allocated amounts represent amounts that might have been incurred on a stand-alone basis, including as a separate independent publicly traded company, as there are no company-specific or comparable industry benchmarks with which to make such estimates. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology, staffing and infrastructure.
As a result of the AMC Networks Distribution, certain arrangements between Cablevision and the Company are now between AMC Networks and the Company.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the composition and amounts of the significant transactions with Cablevision and AMC Networks that are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the year ended June 30, 2012, the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009:

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues	$169,532	$81,825	$159,907	$126,694
Operating expenses:
Origination, master control and post production services	$(9,819)	$(4,925)	$(9,006)	$(12,154)
Advertising expense	(7,452)	(1,367)	(4,060)	(1,914)
Corporate general and administrative	(2,989)	(2,016)	(8,369)	(25,637)
Rent expense	(544)	(276)	(542)	(6,280)
Risk management and general insurance	—	—	(713)	(6,161)
Cablevision long-term incentive plans	—	—	—	(5,017)
Share-based compensation	—	—	—	(5,913)
Health and welfare plans	—	—	—	(12,682)
Other expenses	(3,311)	(1,458)	(1,652)	(2,693)
Revenues
Revenues from related parties primarily consist of revenues recognized from the distribution of programming services to subsidiaries of Cablevision. In addition, Cablevision and AMC Networks pay the Company for advertising in connection with signage at events, sponsorships and media advertisements.
Origination, Master Control and Post Production Services
AMC Networks and, for periods prior to the AMC Networks Distribution, Cablevision provide certain origination, master control and post production services to the Company.
Advertising Expenses
The Company incurs advertising expenses charged by its related parties, primarily Cablevision.
Corporate General and Administrative
General and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as executive management, human resources, legal, finance, tax, accounting, audit, treasury, strategic planning, information technology, transportation services, creative and production services, etc.) were charged to the Company by Cablevision through December 31, 2009. From January 1, 2010 through the Distribution date, the Company received allocations from Cablevision generally consistent with the transition services agreement, with certain adjustments. For a period subsequent to the Distribution date amounts charged to the Company by Cablevision were primarily pursuant to the transition services agreement.
Rent Expense
AMC Networks and, for periods prior to the AMC Networks Distribution, Cablevision leases certain facilities under long-term lease agreements. The Company pays its share of monthly lease payments for the portion of the premises it utilizes.
Risk Management and General Insurance
Cablevision provided the Company with risk management and general insurance related services through the date of the Distribution. For a period after the Distribution, Cablevision provided risk management services through the transition services agreement (these amounts are reflected in the "Corporate general and administrative" expenses line in the table above).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Cablevision Long-Term Incentive Plans
In 2009, 2008 and 2007, Cablevision granted three-year performance awards to certain employees under Cablevision's 2006 Cash Incentive Plan. The performance metrics in each employee's applicable award agreement for 2008 and 2009 were required to be adjusted to reflect the exclusion of the Company from the business of Cablevision. In addition, Cablevision granted deferred compensation awards to certain employees under Cablevision's Long-Term Incentive Plan (which was superseded by the Cablevision 2006 Cash Incentive Plan), which were unaffected by the Distribution. For the year ended December 31, 2009, the Company's long-term incentive plan expense includes amounts related to Company employees participating in Cablevision award programs, as well as amounts related to Cablevision employees to the extent allocated to the Company. The amount in the table above only reflects the portion of the Company's expense related to the allocation for Cablevision employees. Effective January 1, 2010, the Company no longer receives an allocation of long-term incentive plan expense for Cablevision employees, including expense related to the Company's Executive Chairman, and President and Chief Executive Officer with respect to their participation in Cablevision long-term incentive plans (given that they remained as executive officers of Cablevision).
The portion of the Company's long-term incentive plan liability as of the Distribution date related to the allocation for Cablevision employees was assumed by Cablevision and is reflected as a deemed capital contribution from Cablevision in the accompanying consolidated statement of stockholders' equity and comprehensive income (loss) for the year ended December 31, 2010.
Share-based Compensation
The amount in the table above only reflects the portion of the Company's expense related to the allocation for Cablevision employees and non-employee directors. See Note 17 for a discussion of share-based compensation expense.
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
Other
See Note 10 for information on the Company's capital lease obligations due to a related party.
See Note 16 for discussion of the participation of Company employees in Cablevision sponsored retirement benefit plans.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 19. Income Taxes
Income tax expense is comprised of the following components:

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current expense:
Federal	$22,930	$22,666	$28,127	$—
State and other	28,386	11,474	15,739	—
	51,316	34,140	43,866	—
Deferred expense (benefit):
Federal	36,977	(8,626)	12,589	16,724
State and other	(15,183)	(4,907)	(4,866)	1,542
	21,794	(13,533)	7,723	18,266
Tax expense relating to uncertain tax positions	192	—	22	—
Income tax expense	$73,302	$20,607	$51,611	$18,266
The income tax expense differs from the amount derived by applying the statutory federal rate to pre-tax income principally due to the effect of the following items:

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Federal tax expense at statutory federal rate	$62,945	$16,877	$47,247	$16,070
State income taxes, net of federal benefit	16,015	5,175	11,258	2,909
Change in the estimated applicable corporate tax rate used to determine deferred taxes	(6,073)	(537)	(3,862)	(1,845)
Nondeductible disability insurance premiums expense and (nontaxable) disability insurance recoveries, net	2,173	1,403	(1,403)	(191)
Domestic production activities tax deduction	(1,695)	(2,002)	(2,148)	—
Tax expense relating to uncertain tax positions	192	—	22	—
State tax credits	(139)	(81)	(309)	—
Nondeductible expenses and other	(116)	(228)	806	1,323
Income tax expense	$73,302	$20,607	$51,611	$18,266
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011
Deferred tax asset (liability)
Investment in MSG L.P.	$(542,611)	$(524,000)
Compensation and benefit plans	10,229	6,796
Net noncurrent deferred tax liability	$(532,382)	$(517,204)
Deferred tax assets as of June 30, 2012 have resulted from the Company's future deductible temporary differences. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize the benefit for its gross deferred tax assets.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company has unrecognized tax benefits of $214 and $22 for uncertain tax positions as of June 30, 2012 and 2011.
During the fourth quarter of fiscal year 2012, the Internal Revenue Service commenced an examination of the Company's federal income tax returns as filed for the period from February 10, 2010 through December 31, 2010. No adjustments have been proposed to tax returns as filed. The Company does not expect the examination, when concluded, to result in material changes.
For all periods prior to the Distribution, deferred tax assets and liabilities have been measured using the estimated applicable corporate tax rates historically used by Cablevision. Due to the Company's significant presence in the City of New York, the estimated applicable corporate tax rate used to measure deferred taxes is higher for the Company as a stand-alone entity. As such, as of the Distribution date, an increase in the deferred tax liability of $31,353 to reflect use of the higher stand-alone estimated applicable corporate tax rate was recorded as an adjustment to paid-in capital. In addition, as of the Distribution date, the deferred tax asset for share-based awards was reduced by $4,092 through an adjustment to paid-in capital to eliminate the portion of the deferred tax asset relating to the share-based compensation expense attributable to Cablevision employees that was allocated to the Company prior to the Distribution. For all periods prior to the Distribution, allocable current income tax liabilities calculated on a stand-alone basis that the Company did not pay directly have been reflected as deemed capital contributions to the Company from Cablevision. Such contributions amounted to $6,780 and $84 for the years ended December 31, 2010 and 2009, respectively.
Note 20. Segment Information
The Company classifies its business interests into three reportable segments which are MSG Media, MSG Entertainment and MSG Sports. The Company allocates certain corporate costs to all of its reportable segments. In addition, the Company allocates its venue operating expenses to its MSG Entertainment and MSG Sports segments. Venue operating expenses include the non-event related costs of operating the Company's venues, and include such costs as rent, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense related to The Garden and The Theater at Madison Square Garden is not allocated to the reportable segments and is reported in "All other."
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, California, as well as The Chicago Theatre in Chicago. It leases Radio City Music Hall and the Beacon Theatre in New York City. The Company also has a booking agreement with respect to the Wang Theatre in Boston.
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit and (iii) restructuring charges or credits, which is referred to as adjusted operating cash flow ("AOCF"), a non-GAAP measure. The Company has presented the components that reconcile AOCF to operating income (loss), an accepted GAAP measure. Information as to the operations of the Company's reportable segments is set forth below.

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues
MSG Media	$614,168	$287,114	$551,526	$474,139
MSG Entertainment	263,976	78,770	303,952	286,543
MSG Sports	464,726	233,120	372,174	368,607
All other	165	—	—	—
Inter-segment eliminations (a)	(59,019)	(34,717)	(70,516)	(66,872)
	$1,284,016	$564,287	$1,157,136	$1,062,417

(a)
Primarily represents local media rights recognized by the Company's MSG Sports segment from the licensing of team related programming to the Company's MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Inter-segment revenues
MSG Entertainment	$93	$48	$468	$101
MSG Sports	58,926	34,669	70,048	66,771
	$59,019	$34,717	$70,516	$66,872
Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
AOCF
MSG Media	$258,599	$120,805	$231,267	$167,358
MSG Entertainment	5,295	(18,697)	(25,532)	(21,806)
MSG Sports	28,717	2,246	11,709	(17,959)
All other (a)	(9,376)	(8,628)	(14,680)	(6,963)
	$283,235	$95,726	$202,764	$120,630

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Depreciation and amortization (including impairments)
MSG Media	$24,616	$11,090	$18,463	$19,723
MSG Entertainment	9,653	4,568	9,478	10,346
MSG Sports	11,003	5,490	10,809	10,956
All other (b)	42,231	23,778	18,157	20,311
	$87,503	$44,926	$56,907	$61,336

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Share-based compensation expense
MSG Media	$5,637	$1,991	$3,432	$5,847
MSG Entertainment	4,944	1,274	3,562	5,420
MSG Sports	4,645	1,650	2,684	2,995
All other	2,979	1,009	1,655	—
	$18,205	$5,924	$11,333	$14,262

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating income (loss)
MSG Media	$228,346	$107,724	$209,372	$141,788
MSG Entertainment	(9,302)	(24,539)	(38,572)	(37,572)
MSG Sports	13,069	(4,894)	(1,784)	(31,910)
All other	(54,586)	(33,415)	(34,492)	(27,274)
	$177,527	$44,876	$134,524	$45,032
A reconciliation of reportable segment operating income to the Company's consolidated income from operations before income taxes is as follows:

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Total operating income for reportable segments	$232,113	$78,291	$169,016	$72,306
Other operating loss	(54,586)	(33,415)	(34,492)	(27,274)
Operating income	177,527	44,876	134,524	45,032
Items excluded from operating income:
Interest income	2,318	1,212	3,308	2,759
Interest expense	(7,070)	(3,428)	(6,765)	(3,876)
Miscellaneous income (c)	7,072	5,561	3,924	2,000
Income from operations before income taxes	$179,847	$48,221	$134,991	$45,915

	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Capital expenditures
MSG Media	$9,385	$4,055	$21,136	$6,104
MSG Entertainment	3,821	2,259	6,438	7,691
MSG Sports	1,872	268	899	366
All other (d)	386,346	89,324	104,432	45,200
	$401,424	$95,906	$132,905	$59,361

(a)
Consists of unallocated corporate general and administrative costs. The results for the year ended June 30, 2012 reflect changes made by the Company to include approximately $5,000 of certain non-capitalized Transformation sales-related and other expenses in our reportable segment results that were previously not allocated. The Company believes these costs are more appropriately reflected in its reportable segment results. In the year ended June 30, 2012, the MSG Sports segment results of operations reflect approximately $3,600 of these costs.

(b)
Principally includes depreciation and amortization expense on The Garden and The Theater at Madison Square Garden and certain corporate property, equipment and leasehold improvement assets not allocated to the Company's reportable segments.

(c)
Miscellaneous income for the year ended June 30, 2012 consists principally of the recovery of certain claims in connection with a third party bankruptcy proceeding. Miscellaneous income for the six months ended June 30, 2011 consists of dividends received from Front Line, as well as a gain recorded as a result of the Company's exchange of its interest in Front Line for Live Nation common stock. Miscellaneous income for the years ended December 31, 2010 and 2009 includes dividends received from Front Line. Miscellaneous income for the year ended December 31, 2010, also reflects a gain from insurance proceeds of $1,147, which relates to certain fully amortized theater show assets that were destroyed in a flood at a storage facility.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(d)	Consists principally of capital expenditures associated with the Transformation.
Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
Note 21. Concentrations of Risk
Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are invested in money market funds and bank time deposits. The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution. The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.
The following individual non-affiliated customers accounted for the following percentages of the Company's consolidated accounts receivable balances:

	June 30, 2012	June 30, 2011
Customer A	16%	19%
Customer B	16%	13%
Customer C	13%	14%
The Company did not have a single non-affiliated customer that represented 10% or more of its consolidated revenues for year ended June 30, 2012, the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009. Revenues from Cablevision amounted to $169,481 for the year ended June 30, 2012, which represent 13% of the Company's consolidated revenues. Revenues from Cablevision amounted to $81,825 for the six months ended June 30, 2011 and $159,907 and $126,694 for the years ended December 31, 2010 and 2009, respectively, which represent 15%, 14% and 12%, respectively, of the Company's consolidated revenues. (See Note 18.)
In connection with our license agreement with the New Jersey Devils, the Company has approximately $43,000 and $2,000 recorded in other assets and other current assets, respectively, in the accompanying consolidated balance sheets as of June 30, 2012 and 2011.
As of June 30, 2012, approximately 5,500 employees, which represents a substantial portion of the Company's workforce, are subject to collective bargaining agreements. Approximately 10% are subject to collective bargaining agreements that expired as of June 30, 2012 and approximately 46% are subject to collective bargaining agreements that will expire as of June 30, 2013 if they are not extended prior thereto.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 22. Transition Period Comparative Data
The unaudited information for the year ended June 30, 2011 (which reflects our combined results for the six months ended December 31, 2010 and the six month transition period of January 1, 2011 through June 30, 2011) and the six months ended June 30, 2010 is presented below for comparative purposes.

	Year Ended June 30,		Six Months Ended June 30,
	2012	2011 (unaudited)	2011	2010 (unaudited)
Operating Data:
Revenues (including related party revenues of $169,532, $162,949, $81,825 and $78,783, respectively)	$1,284,016	$1,187,791	$564,287	$533,632
Operating expenses:
Direct operating (including related party expenses of $12,704, $12,517, $5,559 and $5,733, respectively)	714,362	696,834	331,306	320,914
Selling, general and administrative (including related party expenses of $11,411, $9,470, $4,483 and $6,664, respectively)	304,624	294,810	143,179	127,632
Depreciation and amortization (including impairments)	87,503	72,573	44,926	29,260
Operating income	177,527	123,574	44,876	55,826
Other income (expense):
Interest income (including related party interest income of $914 for the six months ended June 30, 2010)	2,318	2,479	1,212	2,041
Interest expense	(7,070)	(7,046)	(3,428)	(3,147)
Miscellaneous	7,072	7,485	5,561	2,000
Income from operations before income taxes	179,847	126,492	48,221	56,720
Income tax expense	(73,302)	(46,892)	(20,607)	(25,326)
Net income	$106,545	$79,600	$27,614	$31,394
Basic earnings per common share	$1.42	$1.07	$0.37	$0.43
Diluted earnings per common share	$1.38	$1.03	$0.36	$0.41
Weighted-average number of common shares outstanding:
Basic	74,938	74,184	74,350	73,705
Diluted	77,459	77,058	77,193	76,488
Cash Flow Data:
Net cash provided by operating activities	$333,373	$180,523	$51,898	$70,798
Net cash used in investing activities	(429,081)	(191,899)	(98,048)	(41,766)
Net cash provided by (used in) financing activities	(2,668)	(3,493)	(3,472)	180,997
Net increase (decrease) in cash and cash equivalents	$(98,376)	$(14,869)	$(49,622)	$210,029

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 23. Interim Financial Information (Unaudited)
The following is a summary of the Company's selected quarterly financial data for the year ended June 30, 2012, the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009:

	Three Months Ended				Year Ended June 30, 2012
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Revenues	$177,639	$373,007	$400,451	$332,919	$1,284,016
Operating expenses	(151,276)	(325,051)	(347,128)	(283,034)	(1,106,489)
Operating income	$26,363	$47,956	$53,323	$49,885	$177,527
Net income	$21,288	$25,619	$31,075	$28,563	$106,545
Basic earnings per common share	$0.29	$0.34	$0.41	$0.38	$1.42
Diluted earnings per common share	$0.28	$0.33	$0.40	$0.37	$1.38

	Three Months Ended		Six Months Ended June 30, 2011
	March 31, 2011	June 30, 2011
Revenues	$330,413	$233,874	$564,287
Operating expenses	(300,014)	(219,397)	(519,411)
Operating income	$30,399	$14,477	$44,876
Net income	$19,087	$8,527	$27,614
Basic earnings per common share	$0.26	$0.11	$0.37
Diluted earnings per common share	$0.25	$0.11	$0.36

	Three Months Ended				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$306,501	$227,131	$190,830	$432,674	$1,157,136
Operating expenses	(276,370)	(201,436)	(164,572)	(380,234)	(1,022,612)
Operating income	$30,131	$25,695	$26,258	$52,440	$134,524
Net income	$17,381	$14,013	$19,264	$32,722	$83,380
Basic earnings per common share	$0.24	$0.19	$0.26	$0.44	$1.13
Diluted earnings per common share	$0.23	$0.18	$0.25	$0.42	$1.09

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended				Year Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$281,318	$207,336	$161,764	$411,999	$1,062,417
Operating expenses	(283,400)	(216,104)	(149,863)	(368,018)	(1,017,385)
Operating income (loss)	$(2,082)	$(8,768)	$11,901	$43,981	$45,032
Net income (loss)	$(1,941)	$(3,899)	$10,101	$23,388	$27,649
Basic earnings (loss) per common share	$(0.03)	$(0.05)	$0.14	$0.32	$0.38
Diluted earnings (loss) per common share	$(0.03)	$(0.05)	$0.14	$0.32	$0.38