Form 10-Q
period 2012-09-30
Madison Square Garden Co
filed 2012-11-02
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-34434
________________________
The Madison Square Garden Company
(Exact name of registrant as specified in its charter)

Delaware	27-0624498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
_______________________
Two Penn Plaza
New York, NY 10121
(212) 465-6000
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 31, 2012:

Class A Common Stock par value $0.01 per share	—	62,055,493
Class B Common Stock par value $0.01 per share	—	13,588,555

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$205,278	$206,500
Restricted cash	5,790	5,789
Accounts receivable, net of allowance for doubtful accounts of $2,690 and $2,434	132,245	126,565
Net related party receivables	27,170	27,277
Prepaid expenses	55,698	29,700
Other current assets	23,838	19,980
Total current assets	450,019	415,811
Property and equipment, net of accumulated depreciation and amortization of $418,425 and $435,696	1,033,813	969,528
Amortizable intangible assets, net of accumulated amortization of $79,155 and $122,210	98,505	101,814
Indefinite-lived intangible assets	158,636	158,636
Goodwill	742,492	742,492
Other assets	143,790	136,403
	$2,627,255	$2,524,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,345	$33,048
Net related party payables	1,650	362
Accrued liabilities:
Employee related costs	54,436	82,886
Other accrued liabilities	176,485	188,410
Deferred revenue	324,255	211,639
Total current liabilities	582,171	516,345
Defined benefit and other postretirement obligations	61,250	58,817
Other employee related costs	37,570	36,689
Other liabilities	62,943	60,438
Deferred tax liability	540,642	532,382
Total liabilities	1,284,576	1,204,671
Commitments and contingencies (Note 9)
Stockholders' Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 62,050 and 62,016 shares outstanding as of September 30, 2012 and June 30, 2012, respectively	628	628
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of September 30, 2012 and June 30, 2012	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,073,095	1,070,046
Treasury stock, at cost, 927 shares as of September 30, 2012 and June 30, 2012	(22,047)	(22,047)
Retained earnings	316,017	295,412
Accumulated other comprehensive loss	(25,150)	(24,162)
Total stockholders' equity	1,342,679	1,320,013
	$2,627,255	$2,524,684
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2012	2011
Revenues (including related party revenues of $42,664 and $39,958, respectively)	$204,166	$177,639
Operating expenses:
Direct operating (including related party expenses of $2,979 and $2,933, respectively)	72,741	71,484
Selling, general and administrative (including related party expenses of $2,849 and $1,983, respectively)	71,535	63,428
Depreciation and amortization	19,700	16,364
	163,976	151,276
Operating income	40,190	26,363
Other income (expense):
Interest income	581	547
Interest expense	(1,711)	(1,749)
Miscellaneous	36	—
	(1,094)	(1,202)
Income from operations before income taxes	39,096	25,161
Income tax expense	(18,491)	(3,873)
Net income	$20,605	$21,288
Basic earnings per common share	$0.27	$0.29
Diluted earnings per common share	$0.26	$0.28
Weighted-average number of common shares outstanding:
Basic	75,627	74,514
Diluted	77,767	77,185
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2012		2011
Net income		$20,605		$21,288
Other comprehensive income (loss), net of tax:
Pension plans and postretirement plan:
Amortization of net actuarial loss included in net periodic benefit cost	$314		$295
Amortization of net prior service credit included in net periodic benefit cost	(20)	294	(16)	279
Unrealized loss on available-for-sale securities		(1,282)		(7,786)
Other comprehensive loss		(988)		(7,507)
Comprehensive income		$19,617		$13,781
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$20,605	$21,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,700	16,364
Amortization of deferred financing costs	545	545
Share-based compensation expense related to equity classified awards	3,387	3,506
Excess tax benefit on share-based awards	(38)	(7)
Provision for doubtful accounts	107	120
Change in assets and liabilities:
Accounts receivable, net	(5,787)	1,292
Net related party receivables	107	(1,813)
Prepaid expenses and other assets	(40,019)	(42,243)
Accounts payable	(17,907)	1,913
Net related party payables	1,288	646
Accrued and other liabilities	(34,616)	(32,908)
Deferred revenue	112,616	92,927
Deferred income taxes	8,990	9,074
Net cash provided by operating activities	68,978	70,704
Cash flows from investing activities:
Capital expenditures	(70,348)	(145,423)
Payments for acquisition of assets	—	(1,268)
Net cash used in investing activities	(70,348)	(146,691)
Cash flows from financing activities:
Principal payments on capital lease obligations	(72)	(358)
Proceeds from stock option exercises	270	66
Tax withholding associated with vested Restricted Stock Units	(88)	—
Excess tax benefit on share-based awards	38	7
Net cash provided by (used in) financing activities	148	(285)
Net decrease in cash and cash equivalents	(1,222)	(76,272)
Cash and cash equivalents at beginning of period	206,500	304,876
Cash and cash equivalents at end of period	$205,278	$228,604

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$47,740	$89,375
Leasehold improvements paid by landlord	—	1,251

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2012	$764	$1,070,046	$(22,047)	$295,412	$(24,162)	$1,320,013
Net income	—	—	—	20,605	—	20,605
Other comprehensive loss	—	—	—	—	(988)	(988)
Comprehensive income						19,617
Exercise of options	—	270	—	—	—	270
Share-based compensation expense	—	3,387	—	—	—	3,387
Tax withholding associated with vested Restricted Stock Units	—	(88)	—	—	—	(88)
Excess tax benefit on share-based awards, net	—	(520)	—	—	—	(520)
Balance as of September 30, 2012	$764	$1,073,095	$(22,047)	$316,017	$(25,150)	$1,342,679

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2011	$761	$1,041,769	$(10,279)	$188,867	$(15,233)	$1,205,885
Net income	—	—	—	21,288	—	21,288
Other comprehensive loss	—	—	—	—	(7,507)	(7,507)
Comprehensive income						13,781
Exercise of options	—	66	—	—	—	66
Share-based compensation expense	—	3,506	—	—	—	3,506
Excess tax benefit on share-based awards	—	7	—	—	—	7
Balance as of September 30, 2011	$761	$1,045,348	$(10,279)	$210,155	$(22,740)	$1,223,245
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
Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2012. The financial statements as of September 30, 2012 and for the three months ended September 30, 2012 and 2011 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of our fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of our fiscal year.
In addition, the Company closed The Garden and The Theater at Madison Square Garden for the off-season following the Knicks' and Rangers' playoffs in calendar years 2011 and 2012 and the Company plans to close these venues after the conclusion of the Knicks' and Rangers' seasons, including the playoffs, in calendar 2013 due to the comprehensive

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

transformation of The Garden into a state-of-the-art arena (the "Transformation"). See Note 18 for a discussion of the expiration of the NHL collective bargaining agreement ("CBA").
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of The Madison Square Garden Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters, the allowance for losses, and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
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
Recently Adopted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, which is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income, and to additionally align the presentation of other comprehensive income in financial statements prepared in accordance with GAAP with those prepared in accordance with International Financial Reporting Standards. An entity now has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to indefinitely defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. During the deferral period, the existing requirements in GAAP for the presentation of reclassification adjustments are required to continue to be followed. These standards were retrospectively adopted by the Company in the first quarter of fiscal year 2013 and the Company elected to present two separate but consecutive statements. The adoption of these standards resulted only in changes in the presentation of its financial statements and did not have an impact on the Company's financial position, results of operations, or cash flows.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which amends Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other. This new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying a two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. If an entity does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. This standard was adopted by the Company in the first quarter of fiscal year 2013. The adoption of this standard did not have an impact on the Company's financial position, results of operations, or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment, to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

goodwill. In particular, the two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conducting a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset's carrying amount exceeding the fair value, if (1) the entity determines that such an impairment is more likely than not to exist, or (2) the entity forgoes the qualitative assessment entirely. The standard's update brings the accounting treatment for determining impairment charges on other intangible assets in conformity with the treatment of goodwill, as established by ASU No. 2011-08. This standard was adopted by the Company in the first quarter of fiscal year 2013. The adoption of this standard did not have an impact on the Company's financial position, results of operations, or cash flows.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. This standard will be effective for the Company beginning in its first quarter of fiscal year 2014 with retrospective application required. The Company believes that the adoption of this standard may impact the Company's disclosures only and will not have any impact on the Company's financial position, results of operations, or cash flows.
Note 3. Computation of Earnings per Common Share
Basic earnings per common share ("EPS") is based upon net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares and restricted stock units ("RSUs") only in the periods in which such effect would have been dilutive. The calculation of diluted EPS for the three months ended September 30, 2011 also reflects the effect of assumed vesting of shares restricted on the same basis as underlying Cablevision restricted shares.
The following table presents a reconciliation of weighted-average shares used in the calculation of basic and diluted EPS.

	Three Months Ended
	September 30,
	2012	2011
Weighted-average shares for basic EPS	75,627	74,514
Dilutive effect of shares issuable under share-based compensation plans and shares restricted on the same basis as underlying Cablevision restricted shares	2,140	2,671
Weighted-average shares for diluted EPS	77,767	77,185
Anti-dilutive shares	70	—
Note 4. Team Personnel Transactions
In instances where a player sustains what is deemed to be a season-ending or career-ending injury, a provision is recorded, when that determination can be reasonably made, for the remainder of the player's seasonal or contractual salary and related costs, together with any associated NBA luxury tax, net of any anticipated insurance recoveries. When players are traded, waived or contracts are terminated, any remaining unamortized signing bonuses are expensed to current operations. Amounts due to such players are generally paid over their remaining contract terms. Direct operating expenses in the accompanying consolidated statement of operations for the three months ended September 30, 2012 include net provisions of $595 for transactions relating to player trades.
Note 5. Investments
On February 4, 2011, the Company exchanged its interest in Front Line Management Group, Inc. for approximately 3,913 shares of Live Nation Entertainment, Inc. ("Live Nation") common stock, with a fair value of approximately $41,000 as of that date. This investment is reported in the accompanying consolidated balance sheets as of September 30, 2012 and June 30, 2012 in other assets, and is classified as available-for-sale. Investments in available-for-sale securities are carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders' equity. The fair value of the investment in Live Nation common stock was $33,689 and $35,919 as of September 30, 2012 and June 30, 2012, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Goodwill and Intangible Assets
The carrying amount of goodwill, by reportable segment, as of September 30, 2012 and June 30, 2012 is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the quarter ended September 30, 2012, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
The Company's indefinite-lived intangible assets as of September 30, 2012 and June 30, 2012 are as follows:

Sports franchises (MSG Sports segment)	$96,215
Trademarks (MSG Entertainment segment)	62,421
$158,636
During the quarter ended September 30, 2012, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.
The Company's intangible assets subject to amortization as of September 30, 2012 and June 30, 2012 are as follows:

September 30, 2012	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(25,945)	$57,099
Season ticket holder relationships	75,005	(41,338)	33,667
Suite holder relationships	15,394	(10,492)	4,902
Other intangibles	4,217	(1,380)	2,837
	$177,660	$(79,155)	$98,505

June 30, 2012	Gross	Accumulated Amortization	Net
Affiliation agreements and affiliate relationships (a)	$106,677	$(48,357)	$58,320
Season ticket holder relationships	75,005	(39,994)	35,011
Suite holder relationships	15,394	(10,142)	5,252
Broadcast rights	15,209	(14,992)	217
Other intangibles (a)	11,739	(8,725)	3,014
	$224,024	$(122,210)	$101,814

(a)	During the quarter ended September 30, 2012 certain intangible assets became fully amortized.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The estimated useful lives of the Company's intangible assets subject to amortization as of September 30, 2012 are as follows:

Estimated Useful Lives
Affiliate relationships	24 years
Season ticket holder relationships	10 to 15 years
Suite holder relationships	11 years
Other intangibles	15 years
Amortization expense was $3,309 and $4,305 for the three months ended September 30, 2012 and 2011, respectively.
Note 7. Property and Equipment
As of September 30, 2012 and June 30, 2012, property and equipment (including equipment under capital leases) consisted of the following assets:

	September 30, 2012	June 30, 2012
Land	$92,828	$92,828
Buildings	571,050	604,504
Equipment	290,634	287,841
Aircraft	42,961	42,961
Furniture and fixtures	25,819	25,592
Leasehold improvements	151,076	148,572
Construction in progress (a)	277,870	202,926
	1,452,238	1,405,224
Less accumulated depreciation and amortization	(418,425)	(435,696)
	$1,033,813	$969,528
______________________

(a)	Construction in progress primarily relates to the Transformation.
Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the asset's estimated useful life. Depreciation is being accelerated for The Garden assets that are being removed as a result of the Transformation. Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $16,391 and $12,059 for the three months ended September 30, 2012 and 2011, respectively. During the three months ended September 30, 2012 the Company removed from its property and equipment accounts fully depreciated assets of The Garden.
The Company has recorded asset retirement obligations related to the Transformation and the Forum. The asset retirement obligations have been recorded in accordance with ASC 410, which requires companies to recognize an obligation along with an offsetting increase to the carrying value of the related property and equipment when an obligation or commitment exists to perform remediation efforts and its fair value is reasonably estimable. These obligations were necessitated by the Transformation and the acquisition and planned renovation of the Forum. The following is a summary of the change in the carrying amount of the asset retirement obligations during the three months ended September 30, 2012:

Balance as of June 30, 2012	$12,218
Accretion expense	4
Payments	(1,736)
Balance as of September 30, 2012	$10,486
As of September 30, 2012 and June 30, 2012, $10,281 and $10,377, respectively, of the total asset retirement obligations were recorded in other accrued liabilities, with the remaining balances recorded in other liabilities, in the accompanying consolidated balance sheets.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Debt
Total debt of the Company consists of the following:

	September 30, 2012	June 30, 2012
Revolving Credit Facility	$—	$—
Related party capital lease obligations (a)	3,289	3,361
Total	$3,289	$3,361
__________________

(a)	Classified in other accrued liabilities and other liabilities in the accompanying consolidated balance sheets.
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders (the "Credit Agreement"), providing for a senior secured revolving credit facility of up to $375,000 with a term of five years (the "Revolving Credit Facility"). The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of September 30, 2012, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of September 30, 2012, there was $7,094 in letters of credit issued and outstanding under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility as of September 30, 2012 was $367,906.
Note 9. Commitments and Contingencies
Commitments
As more fully described in Notes 11 and 12 to the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended June 30, 2012, the Company's commitments primarily consist of the MSG Media segment's obligations related to professional team rights, acquired under license agreements, to telecast certain live sporting events, the MSG Sports segment's obligations under employment agreements that the Company has with its professional sports teams' personnel, long-term noncancelable operating lease agreements primarily for entertainment venues and office and storage space, and minimum purchase requirements. These arrangements result from the Company's normal course of business and represent obligations that may be payable over several years.
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

•	Level III — Instruments whose significant value drivers are unobservable.
The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
September 30, 2012
Assets:
Money market accounts	$93,147	$—	$—	$93,147
Time deposits	105,742	—	—	105,742
Available-for-sale securities (in other assets)	33,689	—	—	33,689
Total assets measured at fair value	$232,578	$—	$—	$232,578
June 30, 2012
Assets:
Money market accounts	$79,994	$—	$—	$79,994
Time deposits	120,629	—	—	120,629
Available-for-sale securities (in other assets)	35,919	—	—	35,919
Total assets measured at fair value	$236,542	$—	$—	$236,542
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

Note 11. Accumulated Other Comprehensive Income (Loss)
The following table details the components of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2012	$(21,216)	$(2,946)	$(24,162)
Other comprehensive income (loss)	512	(2,230)	(1,718)
Tax benefit (expense)	(218)	948	730
Balance as of September 30, 2012	$(20,922)	$(4,228)	$(25,150)

Balance as of June 30, 2011	$(17,441)	$2,208	$(15,233)
Other comprehensive income (loss)	485	(13,539)	(13,054)
Tax benefit (expense)	(206)	5,753	5,547
Balance as of September 30, 2011	$(17,162)	$(5,578)	$(22,740)
Note 12. Pension Plans and Other Postretirement Benefit Plan
The Company sponsors a non-contributory qualified cash balance retirement plan covering its non-union employees (the "Cash Balance Pension Plan") and an unfunded non-contributory non-qualified excess cash balance plan covering certain employees who participate in the underlying qualified plan (collectively, the "Cash Balance Plans"). In addition, the Company sponsors two non-contributory qualified defined benefit pension plans covering certain of its union employees ("Union Plans"). Benefits payable to retirees under the Union Plans are based upon years of service and, for one plan, participants' compensation.
Additionally, the Company sponsors an unfunded non-contributory non-qualified defined benefit pension plan for the benefit of certain employees who participated in an underlying qualified plan that was previously merged into the Cash Balance Pension Plan (the "Excess Plan"). As of December 31, 2007, the Excess Plan's benefits were frozen and the ability of participants to earn benefits for future services under this plan was eliminated.
The Cash Balance Plans, Union Plans, and Excess Plan are collectively referred to as the "Pension Plans."
The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain eligible employees hired prior to January 1, 2001 and their dependents, as well as certain union employees ("Postretirement Plan").
Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan for the three months ended September 30, 2012 and 2011 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$1,681	$1,639	$60	$62
Interest cost	1,722	1,724	84	104
Expected return on plan assets	(937)	(651)	—	—
Recognized actuarial loss	541	512	6	—
Amortization of prior service cost (credit)	6	6	(41)	(33)
Net periodic benefit cost	$3,013	$3,230	$109	$133
In addition, the Company sponsors qualified and non-qualified savings plans (the “Savings Plans”) in which employees of the Company participate. Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $888 and $782 for the three months ended September 30, 2012 and 2011, respectively.

Note 13. Share-based Compensation
See Note 17 to the consolidated financial statements of the Company in the Annual Report on Form 10-K for the year ended June 30, 2012 for more information regarding The Madison Square Garden Company 2010 Employee Stock Plan (the "Employee Stock Plan") and The Madison Square Garden Company 2010 Stock Plan for Non-Employee Directors, as well as the treatment after the Distribution of share-based payment awards initially granted under Cablevision equity award programs.
Share-based compensation expense, recognized as selling, general and administrative expense, was $3,419 and $3,349 for the three months ended September 30, 2012 and 2011, respectively.
In September 2012, the Company granted 425 RSUs to its employees under the Employee Stock Plan with a grant date fair value of $41.88 per share. All RSUs are subject to three-year cliff vesting, and 120 RSUs are also subject to certain performance conditions. RSUs that were awarded by the Company to its employees will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
Note 14. Related Party Transactions
Members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 1.7% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 69% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan family are also the controlling stockholders of both Cablevision and AMC Networks Inc. ("AMC Networks").
The Company has entered into various agreements with Cablevision in connection with, and subsequent to, the Distribution. These agreements include arrangements with respect to a number of ongoing commercial relationships including affiliation agreements for carriage of MSG Networks and Fuse. As a result of the distribution by Cablevision of all the outstanding common stock of AMC Networks to Cablevision shareholders (the "AMC Networks Distribution"), certain of those arrangements between Cablevision and the Company, as well as arrangements entered into subsequent to the AMC Networks Distribution are with AMC Networks.
Revenues from related parties primarily consist of revenues recognized from the distribution of programming services to subsidiaries of Cablevision. In addition, Cablevision pays the Company for advertising in connection with signage at events, sponsorships and media advertisements. Revenues from related parties amounted to $42,664 and $39,958 for the three months ended September 30, 2012 and 2011, respectively.
AMC Networks provide certain origination, master control and post production services to the Company. Amounts charged to the Company by AMC Networks for origination, master control and post production services amounted to $2,344 and $2,447 for the three months ended September 30, 2012 and 2011, respectively.
The Company incurs advertising expenses charged by its related parties, primarily Cablevision. Amounts charged to the Company by its related parties for advertising expenses amounted to $1,957 and $755 for the three months ended September 30, 2012 and 2011, respectively.
Amounts charged to the Company by its related parties for corporate general and administrative expenses, primarily pursuant to transition/administrative services agreements with Cablevision, amounted to $595 and $761 for the three months ended September 30, 2012 and 2011, respectively.
In addition, the Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties amounted to $932 and $953 for the three months ended September 30, 2012 and 2011, respectively.
Other
See Note 8 for information on the Company's capital lease obligations due to a related party.

Note 15. Income Taxes
Income tax expense for the three months ended September 30, 2012 was $18,491. The effective tax rate of 47.3% differs from the statutory federal rate of 35% due principally to state income taxes, and, to a lesser extent, the impact of the tax return to book provision adjustment in connection with the filing of the Company's federal income tax return and the impact of non-deductible expenses. These increases are partially offset by the tax benefits of the domestic production activities deduction.
Income tax expense for the three months ended September 30, 2011 was $3,873. The effective tax rate of 15.4% differs from the statutory federal rate of 35% due principally to state income taxes. The Company recorded a benefit of $964 and $6,122 from the impact of a reduction in the effective state tax rate on the current and deferred tax liabilities balances, respectively. This benefit was recorded as a result of the tax return to book provision adjustment in connection with the federal and state income tax returns. The impact of the state tax rate adjustments reduced the Company's effective tax rate by 28.2 percentage points resulting in a 15.4% effective tax rate for the three months ended September 30, 2011.
Note 16. Segment Information
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

	Three Months Ended September 30,
	2012	2011
Revenues
MSG Media	$159,538	$138,630
MSG Entertainment	30,777	27,602
MSG Sports	31,564	28,814
All other	88	—
Inter-segment eliminations (a)	(17,801)	(17,407)
	$204,166	$177,639
_________________

(a)
Primarily represents local media rights recognized by the Company's MSG Sports segment from the licensing of team related programming to the Company's MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended September 30,
	2012	2011
Inter-segment revenues
MSG Entertainment	$20	$20
MSG Sports	17,781	17,387
	$17,801	$17,407

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Three Months Ended September 30,
	2012	2011
AOCF
MSG Media	$76,704	$63,816
MSG Entertainment	(12,559)	(13,792)
MSG Sports	1,461	(463)
All other (a)	(2,297)	(3,485)
	$63,309	$46,076

	Three Months Ended September 30,
	2012	2011
Depreciation and amortization
MSG Media	$4,489	$5,551
MSG Entertainment	2,358	2,350
MSG Sports	2,803	2,736
All other (b)	10,050	5,727
	$19,700	$16,364

	Three Months Ended September 30,
	2012	2011
Share-based compensation expense
MSG Media	$1,202	$1,101
MSG Entertainment	1,113	1,071
MSG Sports	758	923
All other	346	254
	$3,419	$3,349

	Three Months Ended September 30,
	2012	2011
Operating income (loss)
MSG Media	$71,013	$57,164
MSG Entertainment	(16,030)	(17,213)
MSG Sports	(2,100)	(4,122)
All other	(12,693)	(9,466)
	$40,190	$26,363

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

A reconciliation of reportable segment operating income to the Company's consolidated income from operations before income taxes is as follows:

	Three Months Ended September 30,
	2012	2011
Total operating income for reportable segments	$52,883	$35,829
Other operating loss	(12,693)	(9,466)
Operating income	40,190	26,363
Items excluded from operating income:
Interest income	581	547
Interest expense	(1,711)	(1,749)
Miscellaneous income	36	—
Income from operations before income taxes	$39,096	$25,161

	Three Months Ended September 30,
	2012	2011
Capital expenditures
MSG Media	$6,474	$1,169
MSG Entertainment	683	851
MSG Sports	683	263
All other (c)	62,508	143,140
	$70,348	$145,423
_________________

(a)
Consists of unallocated corporate general and administrative costs. The results for the three months ended September 30, 2012 reflect changes made by the Company to include approximately $1,085 of certain non-capitalized Transformation sales-related and other expenses in its reportable segment results that were previously not allocated. The Company believes these costs are more appropriately reflected in its reportable segment results. In the three months ended September 30, 2012, the MSG Sports segment results of operations reflect approximately $860 of these costs.

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
Note 17. Concentration of Risk
In connection with our license agreement with the New Jersey Devils, the Company has approximately $43,000 and $2,000 recorded in other assets and other current assets, respectively, in the accompanying consolidated balance sheets as of September 30, 2012 and June 30, 2012.
Note 18. Subsequent Events
The NHL CBA expired on September 15, 2012, and effective September 16, 2012, the NHL declared a lockout of NHL players. Subsequently, the NHL announced the cancellation of all preseason games and regular season games through November 30, 2012. If the canceled home games are not rescheduled in the second quarter, it would have a material negative effect on the Company's revenues, operating income and AOCF in the second quarter. If additional games are canceled and not rescheduled, it could have a material negative effect on our fiscal year 2013 results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning our future operating and future financial performance, including: the timing and anticipated cost and benefits of the comprehensive Transformation; the impact of the new NBA CBA and revenue sharing plan; expected increased programming costs and the impact of a NHL work stoppage. Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans", and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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

•	any NBA or NHL work stoppage;

•	the relocation or insolvency of professional sports teams with which we have a rights agreement;

•	our ability to maintain, obtain or produce content for our MSG Media segment, together with the cost of such content;

•	future acquisitions and dispositions of assets;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations, including the ability to maintain necessary permits or licenses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock; and

•	the factors described under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 2012.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2012 to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Unless the context otherwise requires, all references to "we", "us", "our", "Madison Square Garden" or the "Company" refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company's venues. MSG Media includes the Company's regional sports networks, MSG Network and MSG+, collectively the "MSG Networks," and "Fuse", a national television network dedicated to music. MSG Networks also include high-definition channels, MSG HD and MSG+ HD, and Fuse includes its high-definition channel, Fuse HD. MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular featuring the Rockettes, that are performed in the Company's and other venues. MSG Sports owns and operates the following sports franchises: the Knicks of the NBA, the Rangers of the NHL, the Liberty of the WNBA, and the Connecticut Whale of the AHL, which is the primary player development team for the Rangers. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of Knicks, Rangers and Liberty games.
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
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our results of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 on both a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity as well as an analysis of our cash flows for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.
Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.
Recently Adopted Accounting Pronouncements, Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, as well as recently issued accounting pronouncements not yet adopted by the Company. In addition, we have included a discussion of our critical accounting policy in respect of goodwill and identifiable indefinite-lived intangible assets in order to provide the results of our annual impairment testing performed during the quarter ended September 30, 2012. This section should be read with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2012 under "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations
Comparison of the Three Months Ended September 30, 2012 versus the Three Months Ended September 30, 2011
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended September 30,				Increase (Decrease) in Net Income
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$204,166	100%	$177,639	100%	$26,527
Operating expenses:
Direct operating	72,741	36%	71,484	40%	(1,257)
Selling, general and administrative	71,535	35%	63,428	36%	(8,107)
Depreciation and amortization	19,700	10%	16,364	9%	(3,336)
Operating income	40,190	20%	26,363	15%	13,827
Other income (expense):
Interest expense, net	(1,130)	(1)%	(1,202)	(1)%	72
Miscellaneous	36	NM	—	NM	36
Income from operations before income taxes	39,096	19%	25,161	14%	13,935
Income tax expense	(18,491)	(9)%	(3,873)	(2)%	(14,618)
Net income	$20,605	10%	$21,288	12%	$(683)
_________________
NM – Percentage is not meaningful

See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.
Revenues
Revenues for the three months ended September 30, 2012 increased $26,527, or 15%, to $204,166 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$20,908
Increase in MSG Entertainment segment revenues	3,175
Increase in MSG Sports segment revenues	2,750
Increase in other revenues	88
Inter-segment eliminations	(394)
$26,527
See “— Comparison of the Three Months Ended September 30, 2012 versus the Three Months Ended September 30, 2011 — Consolidated Results of Operations — AOCF” for a discussion of the expiration of the NHL CBA.

Direct operating expenses
Direct operating expenses for the three months ended September 30, 2012 increased $1,257, or 2%, to $72,741 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$4,977
Increase in MSG Entertainment segment expenses	651
Decrease in MSG Sports segment expenses	(3,981)
Increase in other expenses	1
Inter-segment eliminations	(391)
$1,257
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2012 increased $8,107, or 13%, to $71,535 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$3,144
Increase in MSG Entertainment segment expenses	1,333
Increase in MSG Sports segment expenses	4,642
Decrease in other expenses	(1,009)
Inter-segment eliminations	(3)
$8,107
The decrease in other expenses was primarily driven by the impact of changes made by the Company to include approximately $1,085 of certain non-capitalized Transformation sales-related and other expenses in our business segment results that were previously not allocated. We believe that these costs are more appropriately reflected in our business segment results of operations. MSG Sports' results of operations for the three months ended September 30, 2012 reflect approximately $860 of these costs. The decrease in other expenses also reflects higher share-based compensation expense of $92, which was not allocated to the Company's segments.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2012 increased $3,336, or 20%, to $19,700 as compared to the comparable period of the prior year. This increase is primarily attributable to higher depreciation and amortization expense on property and equipment partially offset by lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized. The increase in depreciation and amortization expense on property and equipment was primarily due to the ongoing Transformation, which resulted in higher depreciation expense on property and equipment placed into service partially offset by lower depreciation expense of capitalized costs associated with asset retirement obligations (see Note 7 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q).
Income taxes
Income tax expense for the three months ended September 30, 2012 was $18,491. The effective tax rate of 47.3% differs from the statutory federal rate of 35% due principally to state income taxes, and, to a lesser extent, the impact of the tax return to book provision adjustment in connection with the filing of the Company's federal income tax return and the impact of non-deductible expenses. These increases are partially offset by the tax benefits of the domestic production activities deduction.
Income tax expense for the three months ended September 30, 2011 was $3,873. The effective tax rate of 15.4% differs from the statutory federal rate of 35% due principally to state income taxes. The Company recorded a benefit of $964 and $6,122 from the impact of a reduction in the effective state tax rate on the current and deferred tax liabilities balances, respectively. This benefit was recorded as a result of the tax return to book provision adjustment in connection with the federal and state income tax returns. The impact of the state tax rate adjustments reduced the Company's effective tax rate by 28.2 percentage points resulting in a 15.4% effective tax rate for the three months ended September 30, 2011.
AOCF
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-

based compensation expense or benefit and (iii) restructuring charges or credits, which is referred to as AOCF, a non-GAAP measure. The Company has presented the components that reconcile AOCF to operating income, an accepted GAAP measure. The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,		Increase in AOCF
	2012	2011
Operating income	$40,190	$26,363	$13,827
Share-based compensation	3,419	3,349	70
Depreciation and amortization	19,700	16,364	3,336
AOCF	$63,309	$46,076	$17,233
AOCF for the three months ended September 30, 2012 increased $17,233, or 37%, to $63,309 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$12,888
Increase in AOCF of the MSG Entertainment segment	1,233
Increase in AOCF of the MSG Sports segment	1,924
Other net increases	1,188
$17,233
Other net increases were primarily driven by the impact of changes made by the Company to include approximately $1,085 of certain non-capitalized Transformation sales-related and other expenses in our business segment results that were previously not allocated. We believe that these costs are more appropriately reflected in our business segment results of operations. MSG Sports' results of operations for the three months ended September 30, 2012 reflect approximately $860 of these costs.
Dish Network LLC resumed carriage of Fuse on November 1, 2012 pursuant to a long-term affiliation agreement.
The NHL CBA expired on September 15, 2012, and effective September 16, 2012, the NHL declared a lockout of NHL players. Subsequently, the NHL announced the cancellation of all preseason games and regular season games through November 30, 2012. If the canceled home games are not rescheduled in the second quarter, it would have a material negative effect on the Company's revenues, operating income and AOCF in the second quarter. If additional games are canceled and not rescheduled, it could have a material negative effect on our fiscal year 2013 results.
In connection with any settlement of the collective bargaining process between the NHL and the National Hockey League Players' Association ("NHLPA"), the new NHL CBA may involve changes to the NHL's salary cap, escrow and revenue sharing systems. Although the outcome of the negotiations cannot be determined at this time, the impact of the new terms of a CBA could be significant to the Company.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Three Months Ended September 30,				Increase (Decrease) in Operating Income
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$159,538	100%	$138,630	100%	$20,908
Direct operating expenses	57,629	36%	52,652	38%	(4,977)
Selling, general and administrative expenses	26,407	17%	23,263	17%	(3,144)
Depreciation and amortization	4,489	3%	5,551	4%	1,062
Operating income	$71,013	45%	$57,164	41%	$13,849

The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,		Increase (Decrease) in AOCF
	2012	2011
Operating income	$71,013	$57,164	$13,849
Share-based compensation	1,202	1,101	101
Depreciation and amortization	4,489	5,551	(1,062)
AOCF	$76,704	$63,816	$12,888
Revenues
Revenues for the three months ended September 30, 2012 increased $20,908, or 15%, to $159,538 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in affiliate revenue	$16,958
Other net increases	3,950
$20,908
The increase in affiliation fee revenue was primarily attributable to higher affiliation rates.
Other net increases were primarily due to a short-term programming licensing agreement for which revenue will be recognized until the agreement's expiration in April 2013 and is not expected to be recurring thereafter.
See “— Comparison of the Three Months Ended September 30, 2012 versus the Three Months Ended September 30, 2011 — Consolidated Results of Operations — AOCF” for a discussion of the expiration of the NHL CBA.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2012 increased $4,977, or 9%, to $57,629 as compared to the comparable period of the prior year driven by higher costs associated with Fuse programming partially offset by lower programming costs associated with MSG Networks.
MSG Media results for fiscal year 2013 will reflect higher rights fee expense as the Knicks return to a full regular season schedule, as well as increased Fuse programming costs, consistent with the Company's long-term strategy to increase Fuse viewership. Additionally see “— Comparison of the Three Months Ended September 30, 2012 versus the Three Months Ended September 30, 2011 — Consolidated Results of Operations — AOCF” for a discussion of the expiration of the NHL CBA.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2012 increased $3,144, or 14%, to $26,407 as compared to the comparable period of the prior year primarily due to higher marketing costs and employee compensation and related benefits.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2012 decreased $1,062, or 19%, to $4,489 as compared to the comparable period of the prior year primarily driven by lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized.
AOCF
AOCF for the three months ended September 30, 2012 increased $12,888, or 20%, to $76,704 as compared to the comparable period of the prior year primarily driven by an increase in revenues partially offset by higher direct operating and selling, general and administrative expenses, as discussed above.
Dish Network LLC resumed carriage of Fuse on November 1, 2012 pursuant to a long-term affiliation agreement.
See “— Comparison of the Three Months Ended September 30, 2012 versus the Three Months Ended September 30, 2011 — Consolidated Results of Operations — AOCF” for a discussion of the expiration of the NHL CBA.

MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Three Months Ended September 30,				(Increase) Decrease in Operating Loss
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$30,777	100%	$27,602	100%	$3,175
Direct operating expenses	28,358	92%	27,707	100%	(651)
Selling, general and administrative expenses	16,091	52%	14,758	53%	(1,333)
Depreciation and amortization	2,358	8%	2,350	9%	(8)
Operating loss	$(16,030)	(52)%	$(17,213)	(62)%	$1,183

The following is a reconciliation of operating loss to AOCF:

	Three Months Ended September 30,		Increase in AOCF
	2012	2011
Operating loss	$(16,030)	$(17,213)	$1,183
Share-based compensation	1,113	1,071	42
Depreciation and amortization	2,358	2,350	8
AOCF	$(12,559)	$(13,792)	$1,233
Revenues
Revenues for the three months ended September 30, 2012 increased $3,175, or 12%, to $30,777 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in venue related sponsorship and signage and suite rental fee revenues	$1,785
Increase in event-related revenues at the Beacon Theatre	956
Increase in event-related revenues at The Chicago Theatre	757
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	(775)
Other net increases	452
$3,175
The increase in event-related revenues at the Beacon Theatre was primarily due to an increase in the number of events held at the venue during the three months ended September 30, 2012 as compared to the comparable period of the prior year.
The increase in event-related revenues at The Chicago Theatre was primarily due to a change in the mix of events.
The decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily due to the venue being utilized for approximately two months during the quarter ended September 30, 2012 for the presentation of Cirque du Soleil's Zarkana, whereas the venue was fully utilized for Zarkana during the comparable quarter of the prior year, largely offset by an increase in revenues associated with other events.

Direct operating expenses
Direct operating expenses for the three months ended September 30, 2012 increased $651, or 2%, to $28,358 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in event-related direct operating expenses at The Chicago Theatre	$397
Increase in event-related direct operating expenses at the Beacon Theatre	378
Net increase in direct operating expenses associated with venue related sponsorship and signage and suite rentals	227
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	(808)
Other net increases	457
$651
Other net increases principally reflect venue operating costs associated with the Forum operating costs (which the Company acquired in June 2012), as well as costs associated with MSG Entertainment growth initiatives, partially offset by other cost decreases.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2012 increased $1,333, or 9%, to $16,091 as compared to the comparable period of the prior year primarily due to an increase in employee compensation and related benefits and higher professional fees, which includes costs associated with MSG Entertainment growth initiatives.
AOCF
AOCF loss for the three months ended September 30, 2012 improved $1,233, or 9%, to a loss of $12,559 as compared to the comparable period of the prior year primarily attributable to an increase in revenues, largely offset by higher selling, general and administrative and direct operating expenses, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Three Months Ended September 30,				(Increase) Decrease in Operating Loss
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$31,564	100%	$28,814	100%	$2,750
Direct operating expenses	4,462	14%	8,443	29%	3,981
Selling, general and administrative expenses	26,399	84%	21,757	76%	(4,642)
Depreciation and amortization	2,803	9%	2,736	9%	(67)
Operating loss	$(2,100)	(7)%	$(4,122)	(14)%	$2,022

The following is a reconciliation of operating loss to AOCF:

	Three Months Ended September 30,		Increase (Decrease) in AOCF
	2012	2011
Operating loss	$(2,100)	$(4,122)	$2,022
Share-based compensation	758	923	(165)
Depreciation and amortization	2,803	2,736	67
AOCF	$1,461	$(463)	$1,924

Revenues
Revenues for the three months ended September 30, 2012 increased $2,750, or 10%, to $31,564 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in suite rental fee revenue	$2,306
Increase in professional sports teams' sponsorship and signage revenues	774
Other net decreases	(330)
$2,750
The increase in suite rental fee revenue was primarily due to the addition of the new Event Level Suites which came online during the second quarter of fiscal year 2012. This increase was partially offset by the impact of the planned reduction in other suite products as a result of the Transformation project, as well as the impact of the off-season shutdowns.
See “— Comparison of the Three Months Ended September 30, 2012 versus the Three Months Ended September 30, 2011 — Consolidated Results of Operations — AOCF” for a discussion of the expiration of the NHL CBA.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2012 decreased $3,981, or 47%, to $4,462 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in other team operating expenses	$(4,028)
Decrease in team personnel compensation	(365)
Increase in net provisions for certain team personnel transactions	595
Other net decreases	(183)
$(3,981)
The decrease in other team operating expenses was primarily due to a league expense recoupment that is not expected to be recurring and, to a lesser extent, an adjustment to the 2011-12 season playoff related revenue sharing expense, both of which were recorded during the three months ended September 30, 2012.
Net provisions for certain team personnel transactions were as follows:

	Three Months Ended September 30,
	2012	2011	Increase
Net provisions for certain team personnel transactions	$595	$—	$595
Team personnel transactions for the three months ended September 30, 2012 reflect provisions recorded for player trades.
Given our expectation of continued revenue growth, actual operating results of the league and the teams and other factors, we expect our NBA revenue sharing expense to grow substantially. In addition, if the NHL and NHLPA reach a new revenue sharing arrangement, such arrangement may result in higher NHL revenue sharing expense.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2012 increased $4,642, or 21%, to $26,399 as compared to the comparable period of the prior year. This increase is primarily attributable to higher employee compensation and related benefits, including separation-related costs, and certain non-capitalized Transformation sales-related and other expenses that were not included in MSG Sports' results in the comparable period of the prior year.
AOCF
AOCF for the three months ended September 30, 2012 increased $1,924 to $1,461 as compared to the comparable period of the prior year, primarily attributable to a decrease in direct operating expenses and higher revenues, largely offset by higher selling, general and administrative expenses, as discussed above.
See “— Comparison of the Three Months Ended September 30, 2012 versus the Three Months Ended September 30, 2011 — Consolidated Results of Operations — AOCF” for a discussion of the expiration of the NHL CBA.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $375,000 credit agreement with a syndicate of lenders, providing for a senior secured revolving credit facility (see "Financing Agreements" below). Our principal uses of cash include capital spending, working capital-related items and investments that we may fund from time to time. The decisions of the Company as to the use of its available liquidity will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
The Transformation of The Garden is ongoing. In order to most efficiently and effectively complete the Transformation, it remains a year-round project. To minimize disruption to current operations, we plan for The Garden to remain open for the Knicks' and Rangers' regular seasons and playoffs while we accomplish the bulk of the construction work during the off-season shutdowns. We have closed The Garden and The Theater at Madison Square Garden for the off-season following the Knicks' and Rangers' playoffs in 2011 and 2012. The Garden and The Theater at Madison Square Garden have reopened following the latest off-season shutdown. We plan to close The Garden and The Theater at Madison Square Garden after the conclusion of the Knicks' and Rangers' seasons, including the playoffs, in 2013. Given that we cannot know in advance when those seasons will end, we are generally not booking live entertainment or other sporting events from a period commencing in April and ending in October in calendar year 2013 and did not book such events during similar periods in calendar years 2011 and 2012. We did not host any preseason Rangers' home games in fiscal year 2012 and did not host Knicks' and Rangers' preseason home games in fiscal year 2013. While we seek to minimize disruptions during the Transformation, including scheduling events at our other venues or to other times of the year when The Garden or The Theater at Madison Square Garden will be open, we are not able to reschedule all events that would otherwise have occurred during the shutdowns. Consequently, we have lost and expect to lose revenues as a result of this schedule.
The renovated lower bowl of The Garden reopened in October 2011. We were able to accelerate the renovation of certain portions of the upper bowl during the first off-season shutdown. The balance of the renovated upper bowl is now open for events. Construction on areas such as concourses and certain restrooms, concessions and suites will continue while the arena is open. As part of the second phase of the Transformation project, The Garden's seating capacity, excluding suites, for fiscal year 2013 will be reduced by approximately one thousand seats for Knicks' and Rangers' games (and reduced by a lesser amount for entertainment events), as compared to fiscal year 2012. After the third phase of the Transformation project, The Garden's seating capacity, excluding suites, in fiscal year 2014 will again be comparable to pre-Transformation project levels, primarily due to the planned addition of the Chase Bridges.
The Transformation project remains within our overall expectations. We reopened the lower bowl on schedule in fiscal year 2012, reopened the renovated upper bowl on schedule in fiscal year 2013 and our plan for opening remaining other elements in the transformed arena has not changed. Construction costs for the Transformation project incurred through September 30, 2012 were approximately $794,000 of which approximately $77,000 was incurred during the three months ended September 30, 2012. We remain on schedule and do not expect total Transformation project construction costs to differ materially (higher or lower) from the previously disclosed $980,000 inclusive of various reserves for contingencies.
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
The NHL CBA expired on September 15, 2012, and effective September 16, 2012, the NHL declared a lockout of NHL players. Subsequently, the NHL announced the cancellation of all preseason games and regular season games through November 30, 2012. If the canceled home games are not rescheduled in the second quarter, it would have a material negative effect on the Company's revenues, operating income and AOCF in the second quarter. If additional games are canceled and not rescheduled, it could have a material negative effect on our fiscal year 2013 results. Notwithstanding the foregoing, we believe we have sufficient liquidity, including approximately $205,000 in cash and cash equivalents as of September 30, 2012, along with available borrowing capacity under our Revolving Credit Facility, to complete the Transformation project and our other initiatives.
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
Financing Agreements
Revolving Credit Facility
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $375,000 with a term of five years. The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of September 30, 2012, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of September 30, 2012, there was $7,094 in letters of credit issued and outstanding under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of September 30, 2012 was $367,906.
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
Guarantees and Security
All obligations under the Credit Agreement are guaranteed by MSG L.P.'s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries in accordance with the facility (the "Guarantors"). All obligations under the Credit Agreement, including the guarantees of those obligations, are secured by certain of the assets of MSG L.P. and each Guarantor, (collectively, "Collateral") including, but not limited to, a pledge of the equity interests held directly or indirectly by MSG L.P. in each Guarantor. The Collateral, however, does not include, among other things, our sports franchises or other assets of any of MSG L.P.'s teams, including the Knicks and Rangers, or any interests in real property of MSG L.P. or the Guarantors, including the Madison Square Garden Complex (which includes both The Garden and The Theater at Madison Square Garden), the leasehold interest in Radio City Music Hall and MSG L.P.'s real property interest in other venues.
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
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2012 decreased by $1,726 to $68,978 as compared to the comparable period of the prior year. This decrease was driven by a decrease of $4,216 resulting from changes in assets and liabilities, partially offset by a $2,490 increase in net income and other non-cash items.
The decrease resulting from changes in assets and liabilities was primarily due to (i) a decrease during the three months ended September 30, 2012 in accounts payable of $17,907 as compared to an increase of $1,913 during the comparable period of the prior year, and (ii) an increase during the three months ended September 30, 2012 in accounts receivable of $5,787 as compared to a decrease of $1,292 during the comparable period of the prior year. These items were significantly offset by (i) an increase during the three months ended September 30, 2012 in deferred revenue of $112,616 as compared to an increase of $92,927 during the comparable period of the prior year and (ii) an increase during the three months ended September 30, 2012 in prepaid expenses and other assets of $40,019 as compared to an increase of $42,243 during the comparable period of the prior year.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2012 decreased by $76,343 to $70,348 as compared to the comparable period of the prior year primarily driven by a decrease in capital expenditures associated with the Transformation slightly offset by higher capital expenditures for MSG Media.
Financing Activities
Net cash provided by financing activities for the three months ended September 30, 2012 increased by $433 to $148 as compared to the comparable period of the prior year. This increase primarily reflects lower principal payments on capital lease obligations and an increase in proceeds from stock option exercises.
Seasonality of Our Business
The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of our fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of our fiscal year. In addition, see "— Liquidity and Capital Resources" for discussions of the off-season shutdown of The Garden and The Theater at Madison Square Garden due to the Transformation and the expiration of the NHL CBA.
Recently Adopted Accounting Pronouncements, Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Adopted Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, which is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income, and to additionally align the presentation of other comprehensive income in financial statements prepared in accordance with GAAP with those prepared in accordance with International Financial Reporting Standards. An entity now has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to indefinitely defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. During the deferral period, the existing requirements in GAAP for the presentation of reclassification adjustments are required to continue to be followed. These standards were retrospectively adopted by the Company in the first quarter of fiscal year 2013 and the Company elected to present two separate but consecutive statements. The adoption of these standards resulted only in changes in the presentation of its financial statements and did not have an impact on the Company's financial position, results of operations, or cash flows.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles - Goodwill and Other. This new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying a two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. If an entity does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. This standard was adopted by the Company in the first quarter of fiscal year 2013. The adoption of this standard did not have an impact on the Company's financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment, to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. In particular, the two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conducting a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset's carrying amount exceeding the fair value, if (1) the entity determines that such an impairment is more likely than not to exist, or (2) the entity forgoes the qualitative assessment entirely. The standard's update brings the accounting treatment for determining impairment charges on other intangible assets in conformity with the treatment of goodwill, as established by ASU No. 2011-08. This standard was adopted by the Company in the first quarter of fiscal year 2013. The adoption of this standard did not have an impact on the Company's financial position, results of operations, or cash flows.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. This standard will be effective for the Company beginning in its first quarter of fiscal year 2014 with retrospective application required. The Company believes that the adoption of this standard may impact the Company's disclosures only and will not have any impact on the Company's financial position, results of operations, or cash flows.
Critical Accounting Policies
The following discussion has been included to provide a discussion of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the quarter ended September 30, 2012. Accordingly, we have not repeated herein a discussion of the Company's other critical accounting policies as set forth in our Annual Report on Form 10-K for the year ended June 30, 2012.
Goodwill
Goodwill is tested annually for impairment during the first quarter of the fiscal year and at any time upon the occurrence of certain events or substantive changes in circumstances. An entity has the option of performing a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two step goodwill impairment test. If an entity does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. The Company's three reporting units for evaluating goodwill impairment are the same as its reportable segments, and all of them have goodwill.

The goodwill balance reported on the Company's balance sheet as of September 30, 2012 by reportable segment is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the quarter ended September 30, 2012, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment during the first quarter of the fiscal year and at any time upon the occurrence of certain events or substantive changes in circumstances. An entity has the option of performing a qualitative assessment of whether it is more likely than not that an identifiable indefinite-lived intangible asset has a carrying value that more likely than not exceeds its fair value. If an entity does not elect to perform the qualitative assessment then the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of September 30, 2012 by reportable segment:

Sports franchises (MSG Sports segment)	$96,215
Trademarks (MSG Entertainment segment)	62,421
$158,636
During the quarter ended September 30, 2012, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures on this matter made in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
Item 4. Controls and Procedures
The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective as of September 30, 2012, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
 Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Form of Restricted Stock Units Agreement. †

10.2	Form of Performance Award Agreement. †

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of November, 2012.

The Madison Square Garden Company

By:	/S/ ROBERT M. POLLICHINO
	Name:	Robert M. Pollichino
	Title:	Executive Vice President and Chief
Financial Officer