Form 10-Q
period 2012-12-31
Madison Square Garden Co
filed 2013-02-06
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of January 31, 2013:

Class A Common Stock par value $0.01 per share	—	62,880,994
Class B Common Stock par value $0.01 per share	—	13,588,555

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2012	June 30, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$248,594	$206,500
Restricted cash	250	5,789
Accounts receivable, net of allowance for doubtful accounts of $2,327 and $2,434 as of December 31, 2012 and June 30, 2012, respectively	132,811	126,565
Net related party receivables	27,019	27,277
Prepaid expenses	60,363	29,700
Other current assets	19,166	19,980
Total current assets	488,203	415,811
Property and equipment, net of accumulated depreciation and amortization of $436,922 and $435,696 as of December 31, 2012 and June 30, 2012, respectively	1,075,107	969,528
Amortizable intangible assets, net of accumulated amortization of $79,874 and $122,210 as of December 31, 2012 and June 30, 2012, respectively	95,905	101,814
Indefinite-lived intangible assets	158,636	158,636
Goodwill	742,492	742,492
Other assets	135,560	136,403
	$2,695,903	$2,524,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,985	$33,048
Net related party payables	376	362
Accrued liabilities:
Employee related costs	68,834	82,886
Other accrued liabilities	215,716	188,410
Deferred revenue	295,897	211,639
Total current liabilities	598,808	516,345
Defined benefit and other postretirement obligations	62,290	58,817
Other employee related costs	40,176	36,689
Other liabilities	58,177	60,438
Deferred tax liability	539,387	532,382
Total liabilities	1,298,838	1,204,671
Commitments and contingencies (Note 10)
Stockholders' Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 62,880 and 62,016 shares outstanding as of December 31, 2012 and June 30, 2012, respectively	637	628
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of December 31, 2012 and June 30, 2012	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,078,693	1,070,046
Treasury stock, at cost, 927 shares as of December 31, 2012 and June 30, 2012	(22,047)	(22,047)
Retained earnings	362,928	295,412
Accumulated other comprehensive loss	(23,282)	(24,162)
Total stockholders' equity	1,397,065	1,320,013
	$2,695,903	$2,524,684
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues (including related party revenues of $42,438 and $41,537 for the three months ended December 31, 2012 and 2011, respectively, and $85,102 and $81,495 for the six months ended December 31, 2012 and 2011, respectively)	$387,886	$373,007	$592,052	$550,646
Operating expenses:
Direct operating (including related party expenses of $3,416 and $3,605 for the three months ended December 31, 2012 and 2011, respectively, and $6,395 and $6,538 for the six months ended December 31, 2012 and 2011, respectively)	207,177	224,914	279,918	296,398
Selling, general and administrative (including related party expenses of $3,673 and $2,564 for the three months ended December 31, 2012 and 2011, respectively, and $6,522 and $4,547 for the six months ended December 31, 2012 and 2011, respectively)	77,942	76,043	149,477	139,471
Depreciation and amortization (including impairments)	21,744	24,094	41,444	40,458
	306,863	325,051	470,839	476,327
Operating income	81,023	47,956	121,213	74,319
Other income (expense):
Interest income	571	580	1,152	1,127
Interest expense	(1,855)	(1,891)	(3,566)	(3,640)
Miscellaneous	66	—	102	—
	(1,218)	(1,311)	(2,312)	(2,513)
Income from operations before income taxes	79,805	46,645	118,901	71,806
Income tax expense	(32,894)	(21,026)	(51,385)	(24,899)
Net income	$46,911	$25,619	$67,516	$46,907
Basic earnings per common share	$0.62	$0.34	$0.89	$0.63
Diluted earnings per common share	$0.60	$0.33	$0.87	$0.61
Weighted-average number of common shares outstanding:
Basic	75,914	74,632	75,770	74,573
Diluted	77,889	77,379	77,829	77,283
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2012		2011		2012		2011
Net income		$46,911		$25,619		$67,516		$46,907
Other comprehensive income (loss), net of tax:
Pension plans and postretirement plan:
Amortization of net actuarial loss included in net periodic benefit cost	$314		$288		$628		$583
Amortization of net prior service credit included in net periodic benefit cost	(20)	294	(28)	260	(40)	588	(44)	539
Unrealized gain (loss) on available-for-sale securities		1,574		675		292		(7,111)
Other comprehensive income (loss)		1,868		935		880		(6,572)
Comprehensive income		$48,779		$26,554		$68,396		$40,335
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$67,516	$46,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	41,444	40,458
Impairment of deferred costs	4,982	—
Amortization of deferred financing costs	1,090	1,090
Share-based compensation expense related to equity classified awards	8,896	10,579
Excess tax benefit on share-based awards	(180)	(306)
Provision for doubtful accounts	143	330
Change in assets and liabilities:
Accounts receivable, net	(6,308)	(18,797)
Net related party receivables	3,037	(2,850)
Prepaid expenses and other assets	(29,030)	(29,598)
Accounts payable	(12,764)	14,436
Net related party payables	14	374
Accrued and other liabilities	34,514	38,742
Deferred revenue	84,258	76,078
Deferred income taxes	6,353	3,504
Net cash provided by operating activities	203,965	180,947
Cash flows from investing activities:
Capital expenditures	(159,313)	(265,871)
Payments for acquisition of assets	—	(2,627)
Net cash used in investing activities	(159,313)	(268,498)
Cash flows from financing activities:
Proceeds from loans	—	4,236
Principal payments on capital lease obligations	(148)	(722)
Proceeds from stock option exercises	3,135	497
Acquisition of restricted shares	—	(224)
Tax withholding associated with vested Restricted Stock Units	(88)	—
Tax withholding associated with exercise of stock options	(5,637)	—
Excess tax benefit on share-based awards	180	306
Net cash provided by (used in) financing activities	(2,558)	4,093
Net increase (decrease) in cash and cash equivalents	42,094	(83,458)
Cash and cash equivalents at beginning of period	206,500	304,876
Cash and cash equivalents at end of period	$248,594	$221,418

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$20,470	$111,742
Leasehold improvements paid by landlord	—	1,786
Cash due from related party associated with exercise of stock options	2,779	1,240

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2012	$764	$1,070,046	$(22,047)	$295,412	$(24,162)	$1,320,013
Net income	—	—	—	67,516	—	67,516
Other comprehensive income	—	—	—	—	880	880
Comprehensive income						68,396
Exercise of options	9	5,986	—	—	—	5,995
Share-based compensation expense	—	8,896	—	—	—	8,896
Tax withholding associated with vested Restricted Stock Units	—	(88)	—	—	—	(88)
Tax withholding associated with exercise of stock options	—	(5,637)	—	—	—	(5,637)
Excess tax benefit on share-based awards, net	—	(510)	—	—	—	(510)
Balance as of December 31, 2012	$773	$1,078,693	$(22,047)	$362,928	$(23,282)	$1,397,065

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2011	$761	$1,041,769	$(10,279)	$188,867	$(15,233)	$1,205,885
Net income	—	—	—	46,907	—	46,907
Other comprehensive loss	—	—	—	—	(6,572)	(6,572)
Comprehensive income						40,335
Exercise of options	2	1,735	—	—	—	1,737
Share-based compensation expense	—	10,579	—	—	—	10,579
Treasury stock acquired from acquisition of restricted shares	—	—	(534)	—	—	(534)
Excess tax benefit on share-based awards	—	306	—	—	—	306
Balance as of December 31, 2011	$763	$1,054,389	$(10,813)	$235,774	$(21,805)	$1,258,308
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
Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2012. The financial statements as of December 31, 2012 and for the three and six months ended December 31, 2012 and 2011 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company's fiscal year. See Note 2 for a discussion of the NHL work stoppage during the 2012-13 season. In addition, the delayed start of the 2011-12 NBA season resulted in fewer Knicks games in the prior period than the current period which impacted comparability of the results of operations of the Company and the MSG Media and MSG Sports segments for the three and six months ended December 31, 2012 as compared to the comparable periods of the prior year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company's fiscal year.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In addition, the Company closed The Garden and The Theater at Madison Square Garden for the off-season following the Knicks' and Rangers' playoffs in calendar years 2011 and 2012 and the Company plans to close these venues after the conclusion of the Knicks' and Rangers' seasons, including the playoffs, in calendar 2013 due to the comprehensive transformation of The Garden into a state-of-the-art arena (the "Transformation").
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
New NHL CBA and Revenue Sharing Arrangements
The predecessor NHL collective bargaining agreement ("CBA") expired September 15, 2012 and, effective September 16, 2012, the NHL declared a lockout of NHL players. In January 2013, the NHL and the National Hockey League Players' Association ("NHLPA") entered into a new CBA effective retroactively to September 16, 2012. The delay in reaching an agreement with the NHLPA on the terms of a new CBA delayed the start of the 2012-13 NHL regular season by approximately three months until January 19, 2013. While the NHL work stoppage had a material negative impact on the Company's and the MSG Sports and MSG Media segments' revenues, and the Company's and MSG Sports segment's AOCF and operating income during the three and six months ended December 31, 2012, it contributed to an increase in AOCF and operating income in the MSG Media segment as compared to the comparable periods of the prior year.
Set forth below is a summary of the principal aspects of the new NHL CBA and revenue sharing plan.
NHL CBA. The new NHL CBA expires September 15, 2022 (although the NHL and NHLPA each have the right to terminate the CBA effective following the 2019-20 season). The new NHL CBA continues to provide for a "hard" salary cap (i.e., teams may not exceed a stated maximum that has been negotiated for the 2012-13 and 2013-14 seasons and is adjusted each season thereafter based upon league-wide revenues).
NHL Escrow System/Revenue Sharing. The new NHL CBA provides that each season the players receive as player compensation 50% of that season's league-wide revenues, excluding the impact of agreed-upon aggregate transition payments of $300,000 to be paid on a deferred basis over three years beginning in 2014. Because the percentage to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, the Rangers may pay its players a higher or lower portion of its revenues than other NHL teams pay of their own revenues. In order to implement the salary cap system, NHL teams withhold a portion of each player's salary and contribute the withheld amounts to an escrow account. If the league's aggregate player compensation for a season exceeds the designated percentage (50%) of that season's league-wide revenues, the excess is retained by the league. For the shortened 2012-13 season, any such excess funds will be utilized or distributed by the NHL in its sole discretion. Beginning with the 2013-14 season, any such excess funds will be distributed to all teams in equal shares.
The new NHL CBA also continues to provide for a revenue sharing plan. The new plan generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams. The pool of funds distributed under the prior revenue sharing plan for the 2011-12 season was $152,600. If the new plan had been in effect during the 2011-12

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

season, the pool would have been approximately $200,000. Under the new CBA, the pool will be funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game, and (c) the remainder from centrally-generated NHL sources. The Rangers are consistently among the top ten revenue teams and, accordingly, have consistently contributed to the top ten revenue teams component of the prior plan. The Company anticipates that the Rangers will be required to contribute a greater amount under the top ten revenue teams component of the new plan compared to the prior plan. Given the Rangers' expectation of continued revenue growth, it expects its revenue sharing obligations to grow as well.
The Company believes that the changes resulting from the new NHL CBA will not have a significant impact on the results of operations of the Company.
Recently Adopted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, which is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income, and to additionally align the presentation of other comprehensive income in financial statements prepared in accordance with GAAP with those prepared in accordance with International Financial Reporting Standards. An entity now has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to indefinitely defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. During the deferral period, the existing requirements in GAAP for the presentation of reclassification adjustments are required to be followed. These standards were retrospectively adopted by the Company in the first quarter of fiscal year 2013 and the Company elected to present two separate but consecutive statements. The adoption of these standards resulted only in changes in the presentation of its financial statements and did not have an impact on the Company's financial position, results of operations, or cash flows.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which amends Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other. This guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying a two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. If an entity does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. This standard was adopted by the Company in the first quarter of fiscal year 2013. The adoption of this standard did not have an impact on the Company's financial position, results of operations, or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment, to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. In particular, the two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conduct a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset's carrying amount exceeding the fair value, if (1) the entity determines that such an impairment is more likely than not to exist, or (2) the entity forgoes the qualitative assessment entirely. The standard's update brings the accounting treatment for determining impairment charges on other intangible assets in conformity with the treatment of goodwill, as established by ASU No. 2011-08. This standard was adopted by the Company in the first quarter of fiscal year 2013. The adoption of this standard did not have an impact on the Company's financial position, results of operations, or cash flows.

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
Note 3. Computation of Earnings per Common Share
Basic earnings per common share ("EPS") is based upon net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares and restricted stock units ("RSUs") only in the periods in which such effect would have been dilutive. The calculation of diluted EPS for the three and six months ended December 31, 2011 also reflects the effect of assumed vesting of shares restricted on the same basis as underlying Cablevision restricted shares.
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Weighted-average shares for basic EPS	75,914	74,632	75,770	74,573
Dilutive effect of shares issuable under share-based compensation plans and shares restricted on the same basis as underlying Cablevision restricted shares	1,975	2,747	2,059	2,710
Weighted-average shares for diluted EPS	77,889	77,379	77,829	77,283
Anti-dilutive shares	—	—	35	—
Note 4. Impairment Charges
As a result of the financial performance of a certain theatrical production of the Radio City Christmas Spectacular that played in three markets outside of New York during the quarter ended December 31, 2012, the Company evaluated whether or not an impairment of the deferred costs related to that production had occurred. Consequently, the Company's MSG Entertainment segment recorded a pre-tax impairment charge of $4,982 for the remaining unamortized deferred costs of assets related to this theatrical production outside of New York, which is reflected in direct operating expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2012.
Effective July 1, 2010 DISH Network's ("DISH") license to carry Fuse expired and effective October 1, 2010, DISH's license to carry MSG Network and MSG+ expired. While MSG Network and MSG+ have not been carried by DISH since those dates, DISH restored carriage of Fuse on November 1, 2012. As discussions through December 2011 had not resulted in new carriage agreements being reached to restore DISH's carriage of any of the networks, during the three months ended December 31, 2011, the Company's MSG Media segment recorded a pre-tax impairment charge of $3,112 to write-off the remaining carrying value of the affiliation agreements and affiliate relationships intangible assets associated with DISH. This pre-tax impairment charge is reflected in depreciation and amortization (including impairments) in the accompanying consolidated statements of operations for the three and six months ended December 31, 2011.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table sets forth provisions for Team Personnel Transactions and insurance recoveries recorded by the Company's MSG Sports segment:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Provisions for Team Personnel Transactions	$2,535	$9,895	$3,130	$9,895
Insurance recoveries related to non season-ending player injuries	—	323	—	323
Note 6. Investments
On February 4, 2011, the Company exchanged its interest in Front Line Management Group, Inc. for approximately 3,913 shares of Live Nation Entertainment, Inc. ("Live Nation") common stock, with a fair value of approximately $41,000 as of that date. This investment is reported in the accompanying consolidated balance sheets as of December 31, 2012 and June 30, 2012 in other assets, and is classified as available-for-sale. Investments in available-for-sale securities are carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders' equity. The fair value of the investment in Live Nation common stock was $36,428 and $35,919 as of December 31, 2012 and June 30, 2012, respectively.
Note 7. Goodwill and Intangible Assets
The carrying amount of goodwill, by reportable segment, as of December 31, 2012 and June 30, 2012 is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the quarter ended September 30, 2012, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
The Company's indefinite-lived intangible assets as of December 31, 2012 and June 30, 2012 are as follows:

Sports franchises (MSG Sports segment)	$96,215
Trademarks (MSG Entertainment segment)	62,421
$158,636
During the quarter ended September 30, 2012, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.
The Company's intangible assets subject to amortization as of December 31, 2012 and June 30, 2012 are as follows:

December 31, 2012	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(26,810)	$56,234
Season ticket holder relationships	73,124	(40,772)	32,352
Suite holder relationships	15,394	(10,841)	4,553
Other intangibles	4,217	(1,451)	2,766
	$175,779	$(79,874)	$95,905

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

June 30, 2012	Gross	Accumulated Amortization	Net
Affiliation agreements and affiliate relationships	$106,677	$(48,357)	$58,320
Season ticket holder relationships	75,005	(39,994)	35,011
Suite holder relationships	15,394	(10,142)	5,252
Broadcast rights	15,209	(14,992)	217
Other intangibles	11,739	(8,725)	3,014
	$224,024	$(122,210)	$101,814
The recorded amounts for the gross carrying values of certain intangible assets subject to amortization, and the related accumulated amortization, decreased during the six months ended December 31, 2012 as those intangible assets became fully amortized.
The estimated useful lives of the Company's intangible assets subject to amortization as of December 31, 2012 are as follows:

Estimated Useful Lives
Affiliate relationships	24 years
Season ticket holder relationships	12 to 15 years
Suite holder relationships	11 years
Other intangibles	15 years
Amortization expense was $2,600 and $7,392 for the three months ended December 31, 2012 and 2011, respectively. For the six months ended December 31, 2012 and 2011 amortization expense was $5,909 and $11,697, respectively. Amortization expense for the three and six months ended December 31, 2011 includes a pre-tax impairment charge of $3,112, which reflects the write-off of the remaining carrying value of certain intangible assets (see Note 4).
Note 8. Property and Equipment
As of December 31, 2012 and June 30, 2012, property and equipment (including equipment under capital leases) consisted of the following assets:

	December 31, 2012	June 30, 2012
Land	$92,828	$92,828
Buildings	791,185	604,504
Equipment	315,015	287,841
Aircraft	42,961	42,961
Furniture and fixtures	44,000	25,592
Leasehold improvements	151,645	148,572
Construction in progress (a)	74,395	202,926
	1,512,029	1,405,224
Less accumulated depreciation and amortization	(436,922)	(435,696)
	$1,075,107	$969,528
______________________

(a)	Construction in progress primarily relates to the Transformation.
Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the asset's estimated useful life. Depreciation is being accelerated for The Garden assets that are being removed as a result of the Transformation. Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $19,144 and $16,702 for the three months ended December 31, 2012 and 2011, respectively. Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $35,535 and $28,761 for the six

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

months ended December 31, 2012 and 2011, respectively. During the six months ended December 31, 2012 the Company removed from its property and equipment accounts fully depreciated assets of The Garden.
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
The following is a summary of the change in the carrying amount of the asset retirement obligations during the six months ended December 31, 2012:

Balance as of June 30, 2012	$12,218
Accretion expense	7
Payments	(2,268)
Balance as of December 31, 2012	$9,957
As of December 31, 2012 and June 30, 2012, $9,749 and $10,377, respectively, of the total asset retirement obligations were recorded in other accrued liabilities, with the remaining balances recorded in other liabilities, in the accompanying consolidated balance sheets.
Note 9. Debt
Total debt of the Company consists of the following:

	December 31, 2012	June 30, 2012
Revolving Credit Facility	$—	$—
Related party capital lease obligations (a)	3,213	3,361
Total	$3,213	$3,361
__________________

(a)	Classified in other accrued liabilities and other liabilities in the accompanying consolidated balance sheets.
Revolving Credit Facility
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders (the "Credit Agreement"), providing for a senior secured revolving credit facility of up to $375,000 with a term of five years (the "Revolving Credit Facility"). The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of December 31, 2012, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of December 31, 2012, there was $7,000 in letters of credit issued and outstanding under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility as of December 31, 2012 was $368,000.
NBA Loans
During the six months ended December 31, 2011, the Knicks received payments related to the NBA's multi-year national rights contracts with two broadcast providers while the 2011-2012 NBA season was delayed due to the CBA negotiation. These loans were no longer outstanding as of either December 31, 2012 or June 30, 2012.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 10. Commitments and Contingencies
Commitments
As more fully described in Notes 11 and 12 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2012, the Company's commitments primarily consist of the MSG Media segment's obligations related to professional team rights, acquired under license agreements, to telecast certain live sporting events, the MSG Sports segment's obligations under employment agreements that the Company has with its professional sports teams' personnel, long-term noncancelable operating lease agreements primarily for entertainment venues and office and storage space, and minimum purchase requirements. These arrangements result from the Company's normal course of business and represent obligations that may be payable over several years.
Legal Matters
In March 2012, the Company was named as a defendant in two purported class action antitrust lawsuits brought in the United States District Court for the Southern District of New York against the NHL and certain NHL member clubs, regional sports networks and cable and satellite distributors. The complaints, which are substantially identical, primarily assert that certain of the NHL's current rules and agreements entered into by defendants, which are alleged by the plaintiffs to provide certain territorial and other exclusivities with respect to the television and online distribution of live hockey games, violate Sections 1 and 2 of the Sherman Antitrust Act. The complaints seek injunctive relief against the defendants' continued violation of the antitrust laws, treble damages, attorneys' fees and pre- and post-judgment interest. On July 27, 2012, the Company and the other defendants filed a motion to dismiss the complaints (which have been consolidated for procedural purposes). On December 5, 2012, the Court issued an Opinion and Order largely denying the motion to dismiss and the case is now in the discovery phase. The Company intends to vigorously defend the claims against the Company. Management does not believe this matter will have a material adverse effect on the Company.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
December 31, 2012
Assets:
Money market accounts	$148,856	$—	$—	$148,856
Time deposits	90,819	—	—	90,819
Available-for-sale securities (in other assets)	36,428	—	—	36,428
Total assets measured at fair value	$276,103	$—	$—	$276,103
June 30, 2012
Assets:
Money market accounts	$79,994	$—	$—	$79,994
Time deposits	120,629	—	—	120,629
Available-for-sale securities (in other assets)	35,919	—	—	35,919
Total assets measured at fair value	$236,542	$—	$—	$236,542
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
Note 12. Accumulated Other Comprehensive Income (Loss)
The following table details the components of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2012	$(21,216)	$(2,946)	$(24,162)
Other comprehensive income	1,023	509	1,532
Tax expense	(435)	(217)	(652)
Balance as of December 31, 2012	$(20,628)	$(2,654)	$(23,282)

Balance as of June 30, 2011	$(17,441)	$2,208	$(15,233)
Other comprehensive income (loss)	937	(12,365)	(11,428)
Tax benefit (expense)	(398)	5,254	4,856
Balance as of December 31, 2011	$(16,902)	$(4,903)	$(21,805)
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
Additionally, the Company sponsors an unfunded non-contributory non-qualified defined benefit pension plan for the benefit of certain employees who participated in an underlying frozen qualified plan that was previously merged into the Cash Balance

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Pension Plan (the "Excess Plan"). As of December 31, 2007, the Excess Plan's benefits were frozen and the ability of participants to earn benefits for future services under this plan was eliminated.
The Cash Balance Plans, Union Plans, and Excess Plan are collectively referred to as the "Pension Plans."
The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain eligible employees hired prior to January 1, 2001 and their eligible dependents, as well as certain union employees ("Postretirement Plan").
Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan for the three and six months ended December 31, 2012 and 2011 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Service cost	$1,681	$1,640	$60	$45
Interest cost	1,723	1,724	84	76
Expected return on plan assets	(938)	(652)	—	—
Recognized actuarial loss (gain)	540	511	6	(11)
Amortization of prior service cost (credit)	7	7	(42)	(55)
Net periodic benefit cost	$3,013	$3,230	$108	$55

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Service cost	$3,362	$3,279	$120	$107
Interest cost	3,445	3,448	168	180
Expected return on plan assets	(1,875)	(1,303)	—	—
Recognized actuarial loss (gain)	1,081	1,023	12	(11)
Amortization of prior service cost (credit)	13	13	(83)	(88)
Net periodic benefit cost	$6,026	$6,460	$217	$188
In addition, the Company sponsors qualified and non-qualified savings plans (the "Savings Plans") in which employees of the Company participate. Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $754 and $652 for the three months ended December 31, 2012 and 2011, respectively. For the six months ended December 31, 2012 and 2011 expenses related to the Savings Plans were $1,642 and $1,434, respectively.
Note 14. Share-based Compensation
See Note 17 to the consolidated financial statements of the Company in the Annual Report on Form 10-K for the year ended June 30, 2012 for more information regarding The Madison Square Garden Company 2010 Employee Stock Plan (the "Employee Stock Plan") and The Madison Square Garden Company 2010 Stock Plan for Non-Employee Directors ("Non-Employee Director Plan"), as well as the treatment after the Distribution of share-based payment awards initially granted under Cablevision equity award programs.
Share-based Compensation Expense
Share-based compensation expense, which is recognized as selling, general and administrative expense, was $5,521 and $7,097 for the three months ended December 31, 2012 and 2011, respectively. Share-based compensation expense was $8,940 and $10,446 for the six months ended December 31, 2012 and 2011, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Share-based Payment Award Activity
The following table summarizes activity relating to holders (including Company, Cablevision and AMC Networks Inc. ("AMC Networks") employees and directors) of the Company's stock options for the six months ended December 31, 2012:

	Number of		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Time Vesting Options	Performance Vesting Options (a)
Balance, June 30, 2012	1,371	103	$9.55	2.82	$41,113
Exercised (b)	(984)	(65)	$8.21
Balance, December 31, 2012	387	38	$12.86	3.32	$13,371
Exercisable at December 31, 2012	337	38	$11.81	2.96	$12,192
_____________________

(a)	The Cablevision performance objective with respect to these awards has been achieved.

(b)
Stock options exercised during the six months ended December 31, 2012 include 340 Company stock options that were exercised pursuant to a cashless exercise, of which approximately 189 Company stock options were surrendered to the Company in order to meet tax withholding requirements and for the exercise price of the stock options. The Company remitted to Cablevision $5,637, which represents the aggregate value on the exercise date of the stock options that were surrendered to the Company to meet tax withholding requirements. This amount is reflected as a financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2012 and has been classified as additional paid-in capital.

The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock for the options outstanding (and all exercisable) which were all in-the-money at December 31, 2012 and June 30, 2012, as applicable. For the six months ended December 31, 2012 the aggregate intrinsic value of the Company's stock options exercised was $37,308, determined as of the date of option exercise.
In September 2012, the Company granted 425 RSUs to its employees under the Employee Stock Plan with a grant date fair value of $41.88 per share. All RSUs are subject to three-year cliff vesting, with 120 RSUs being also subject to certain performance conditions. RSUs that were awarded by the Company to its employees will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
In November 2012, the Company granted approximately 28 fully vested RSUs to its non-employee directors under the Non-Employee Director Plan with a grant date fair value of $43.82 per share. RSUs that were awarded to non-employee directors will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

arrangements between Cablevision and the Company, as well as arrangements entered into subsequent to the AMC Networks Distribution are with AMC Networks.
Revenues from related parties primarily consist of revenues recognized from the distribution of programming services to subsidiaries of Cablevision and include sponsorship revenue as well as in-kind advertising and promotional support received which is recognized as the benefits are realized. Revenues from related parties amounted to $42,438 and $41,537 for the three months ended December 31, 2012 and 2011, respectively. Revenues from related parties amounted to $85,102 and $81,495 for the six months ended December 31, 2012 and 2011, respectively.
AMC Networks provide certain origination, master control and post production services to the Company. Amounts charged to the Company by AMC Networks for origination, master control and post production services amounted to $2,329 and $2,531 for the three months ended December 31, 2012 and 2011, respectively, and $4,673 and $4,978 for the six months ended December 31, 2012 and 2011, respectively.
The Company incurs advertising expenses for services rendered by its related parties, primarily Cablevision, most of which are related to the utilization of in-kind advertising and promotional support, with an equal amount being recognized as revenue when the benefits are realized. Amounts recorded by the Company for such advertising expenses amounted to $3,253 and $1,904 for the three months ended December 31, 2012 and 2011, respectively, and $5,210 and $2,659 for the six months ended December 31, 2012 and 2011, respectively.
Amounts charged to the Company by its related parties for corporate general and administrative expenses, primarily pursuant to transition/administrative services agreements with Cablevision, amounted to $534 and $876 for the three months ended December 31, 2012 and 2011, respectively, and $1,129 and $1,637 for the six months ended December 31, 2012 and 2011, respectively.
In addition, the Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties amounted to $973 and $858 for the three months ended December 31, 2012 and 2011, respectively, and $1,905 and $1,811 for the six months ended December 31, 2012 and 2011, respectively.
Other
See Note 9 for information on the Company's capital lease obligations due to a related party.
See Note 14 for information on share-based payment awards initially granted under Cablevision equity award programs.
Note 16. Income Taxes
Income tax expense for the three and six months ended December 31, 2012 was $32,894 and $51,385, respectively. The effective tax rate for the three months ended December 31, 2012 of 41.2% differs from the statutory federal rate of 35% due principally to state income taxes and the impact of nondeductible expenses partially offset by the tax benefit resulting from the domestic production activities deduction. The effective tax rate for the six months ended December 31, 2012 of 43.2% differs from the statutory federal rate of 35% due principally to state income taxes, nondeductible expenses and an increase in federal income tax expense recorded in connection with the filing of the Company's 2011 income tax returns offset by the tax benefit resulting from the domestic production activities deduction.
Income tax expense for the three and six months ended December 31, 2011 was $21,026 and $24,899, respectively. The effective tax rate for the three months ended December 31, 2011 of 45.1% differs from the statutory federal rate of 35% due primarily to state income taxes and the impact of nondeductible expenses partially offset by the tax benefit resulting from the domestic production activities deduction. The effective tax rate for the six months ended December 31, 2011 of 34.7% approximated the the statutory federal rate of 35% as the impacts of state income taxes and nondeductible expenses were offset by the reduction in the state income tax expense recorded in connection with the filing of the Company's 2010 income tax returns and the tax benefit resulting from the domestic production activities deduction.
The current federal tax liability of $44,621 and $25,582 as of December 31, 2012 and June 30, 2012, respectively, is reflected in other accrued liabilities in the accompanying consolidated balance sheets.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 17. Segment Information
The Company classifies its business interests into three reportable segments which are MSG Media, MSG Entertainment and MSG Sports. The Company allocates certain corporate costs to all of its reportable segments. In addition, the Company allocates its venue operating expenses to its MSG Entertainment and MSG Sports segments. Allocated venue operating expenses include the non-event related costs of operating the Company's venues, and include such costs as rent, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense related to The Garden and The Theater at Madison Square Garden is not allocated to the reportable segments and is reported in "All other."
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues
MSG Media	$156,770	$142,408	$316,308	$281,038
MSG Entertainment	151,122	151,224	181,899	178,826
MSG Sports	89,903	88,622	121,467	117,436
All other	123	—	211	—
Inter-segment eliminations (a)	(10,032)	(9,247)	(27,833)	(26,654)
	$387,886	$373,007	$592,052	$550,646
_________________

(a)
Primarily represents local media rights recognized by the Company's MSG Sports segment from the licensing of team related programming to the Company's MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Inter-segment revenues
MSG Entertainment	$16	$22	$36	$42
MSG Sports	10,016	9,225	27,797	26,612
	$10,032	$9,247	$27,833	$26,654

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
AOCF
MSG Media	$95,618	$63,555	$172,322	$127,371
MSG Entertainment	30,036	37,173	17,477	23,381
MSG Sports	(14,484)	(19,920)	(13,023)	(20,383)
All other (a)	(2,882)	(1,661)	(5,179)	(5,146)
	$108,288	$79,147	$171,597	$125,223

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Depreciation and amortization (including impairments)
MSG Media	$3,965	$8,604	$8,454	$14,155
MSG Entertainment	2,433	2,558	4,791	4,908
MSG Sports	2,795	2,731	5,598	5,467
All other (b)	12,551	10,201	22,601	15,928
	$21,744	$24,094	$41,444	$40,458

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Share-based compensation expense
MSG Media	$1,470	$1,823	$2,672	$2,924
MSG Entertainment	1,375	1,631	2,488	2,702
MSG Sports	1,043	1,557	1,801	2,480
All other	1,633	2,086	1,979	2,340
	$5,521	$7,097	$8,940	$10,446

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Operating income (loss)
MSG Media	$90,183	$53,128	$161,196	$110,292
MSG Entertainment	26,228	32,984	10,198	15,771
MSG Sports	(18,322)	(24,208)	(20,422)	(28,330)
All other	(17,066)	(13,948)	(29,759)	(23,414)
	$81,023	$47,956	$121,213	$74,319

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

A reconciliation of reportable segment operating income to the Company's consolidated income from operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Total operating income for reportable segments	$98,089	$61,904	$150,972	$97,733
Other operating loss	(17,066)	(13,948)	(29,759)	(23,414)
Operating income	81,023	47,956	121,213	74,319
Items excluded from operating income:
Interest income	571	580	1,152	1,127
Interest expense	(1,855)	(1,891)	(3,566)	(3,640)
Miscellaneous income	66	—	102	—
Income from operations before income taxes	$79,805	$46,645	$118,901	$71,806

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Capital expenditures
MSG Media	$2,027	$1,905	$8,501	$3,074
MSG Entertainment	3,058	1,075	3,741	1,926
MSG Sports	634	691	1,317	954
All other (c)	83,246	116,777	145,754	259,917
	$88,965	$120,448	$159,313	$265,871
_________________

(a)
Consists of unallocated corporate general and administrative costs. The results for the three months ended December 31, 2011 reflect a benefit of approximately $975 related to changes made by the Company to include certain non-capitalized Transformation sales-related and other expenses in its reportable segment results that were previously not allocated. The offset to this benefit is primarily reflected in the MSG Sports segment results of operations for the three months ended December 31, 2011.

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
Note 18. Concentration of Risk
In connection with the Company's license agreement with the New Jersey Devils, the Company has approximately $43,000 and $2,000 recorded in other assets and other current assets, respectively, in the accompanying consolidated balance sheets as of December 31, 2012 and June 30, 2012. In addition, as of December 31, 2012 the Company has approximately $5,000 recorded in prepaid expenses in the accompanying consolidated balance sheet in connection with this license agreement.
Note 19. Subsequent Events
In January 2013 the Company recorded a pre-tax charge of $9,967 related to the waiver of a player. This charge will be reflected in direct operating expenses in the Company's consolidated statements of operations for the three and nine months ended March 31, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning our future operating and future financial performance, including: the timing and anticipated cost and benefits of the comprehensive Transformation; the impact of the new NBA CBA and revenue sharing plan; the impact of the new NHL CBA; and expected increased programming costs. Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans", and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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
This MD&A is organized as follows:
Business Overview. This section provides an update to the Business Overview discussed in our Annual Report on Form 10-K for the year ended June 30, 2012 under "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect the principal aspects of the new NHL CBA. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth herein and in the Company's Annual Report on Form 10-K for the year ended June 30, 2012.
Results of Operations. This section provides an analysis of our results of operations for the three and six months ended December 31, 2012 compared to the three and six months ended December 31, 2011 on both a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity as well as an analysis of our cash flows for the six months ended ended December 31, 2012 compared to the six months ended December 31, 2011.
Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.
Recently Adopted Accounting Pronouncements, Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company, as well as recently issued accounting pronouncements not yet adopted by the Company. In addition, we have included a discussion of our critical accounting policy in respect of goodwill and identifiable indefinite-lived intangible assets in order to provide the results of our annual impairment testing performed during the quarter ended September 30, 2012. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2012 under "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the consolidated financial statements of the Company included therein.

Business Overview
In January 2013, the NHL and the NHLPA entered into a new CBA, effective retroactively to September 16, 2012, which continues the NHL's salary cap, escrow and revenue sharing systems. Set forth below is a summary of the principal aspects of the new NHL CBA. The summary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth herein and in the Company's Report on Form 10-K for the year ended June 30, 2012.
NHL CBA. The new NHL CBA expires September 15, 2022 (although the NHL and NHLPA each have the right to terminate the CBA effective following the 2019-20 season). The new NHL CBA continues to provide for a "hard" salary cap (i.e., teams may not exceed a stated maximum that has been negotiated for the 2012-13 and 2013-14 seasons and is adjusted each season thereafter based upon league-wide revenues).
NHL Escrow System/Revenue Sharing. The new NHL CBA provides that each season the players receive as player compensation 50% of that season's league-wide revenues, excluding the impact of agreed-upon aggregate transition payments of $300,000 to be paid on a deferred basis over three years beginning in 2014. Because the percentage to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, we may pay our players a higher or lower portion of our own revenues than other NHL teams pay of their own revenues. In order to implement the salary cap system, NHL teams withhold a portion of each player's salary and contribute the withheld amounts to an escrow account. If the league's aggregate player compensation for a season exceeds the designated percentage (50%) of that season's league-wide revenues, the excess is retained by the league. For the shortened 2012-13 season, any such excess funds will be utilized or distributed by the NHL in its sole discretion. Beginning with the 2013-14 season, any such excess funds will be distributed to all teams in equal shares.
The new NHL CBA also continues to provide for a revenue sharing plan. The new plan generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams. The pool of funds distributed under the prior revenue sharing plan for the 2011-12 season was $152,600. If the new plan had been in effect during the 2011-12 season, the pool would have been approximately $200,000. Under the new CBA, the pool will be funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game, and (c) the remainder from centrally-generated NHL sources. The Rangers are consistently among the top ten revenue teams and, accordingly, have consistently contributed to the top ten revenue teams component of the prior plan. We anticipate that the Rangers will be required to contribute a greater amount under the top ten revenue teams component of the new plan compared to the prior plan. Given our expectation of continued revenue growth, we expect our revenue sharing obligations to grow as well.
We believe that the changes resulting from the new NHL CBA will not have a significant impact on the results of operations of the Company.

Results of Operations
Comparison of the Three Months Ended December 31, 2012 versus the Three Months Ended December 31, 2011
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended December 31,				Increase (Decrease) in Net Income
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$387,886	100%	$373,007	100%	$14,879
Operating expenses:
Direct operating	207,177	53%	224,914	60%	17,737
Selling, general and administrative	77,942	20%	76,043	20%	(1,899)
Depreciation and amortization (including impairments)	21,744	6%	24,094	6%	2,350
Operating income	81,023	21%	47,956	13%	33,067
Other income (expense):
Interest expense, net	(1,284)	NM	(1,311)	NM	27
Miscellaneous	66	NM	—	NM	66
Income from operations before income taxes	79,805	21%	46,645	13%	33,160
Income tax expense	(32,894)	(8)%	(21,026)	(6)%	(11,868)
Net income	$46,911	12%	$25,619	7%	$21,292
_________________
NM – Percentage is not meaningful
The NHL CBA expired on September 15, 2012, and effective September 16, 2012, the NHL declared a lockout of NHL players. The delay in reaching an agreement with the NHLPA on the terms of a new CBA delayed the start of the 2012-13 NHL regular season by approximately three months until January 19, 2013. In addition to the delayed start, the resolution of the NHL work stoppage resulted in the 2012-13 regular season being shortened by 34 games, or approximately 41%, to a 48 game season. While the NHL work stoppage had a material negative impact on the Company's and the MSG Sports and MSG Media segments' revenues and the Company's and MSG Sports segment's AOCF and operating income during the three and six months ended December 31, 2012, it contributed to an increase in AOCF and operating income in the MSG Media segment as compared to the comparable periods of the prior year.
In addition, the delayed start of the 2011-12 NBA season resulted in fewer Knicks games in the prior period than the current period which impacted comparability of the results of operations of the Company and the MSG Media and MSG Sports segments for the three and six months ended December 31, 2012 as compared to the comparable periods of the prior year. Additionally, the Knicks' return to a full regular season schedule will result in a disproportionately lower percentage of Knicks-related revenues and expenses recognized during the second half of our fiscal 2013 year as compared to the comparable period of the prior year.
See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.

Revenues
Revenues for the three months ended December 31, 2012 increased $14,879, or 4%, to $387,886 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$14,362
Decrease in MSG Entertainment segment revenues	(102)
Increase in MSG Sports segment revenues	1,281
Increase in other revenues	123
Inter-segment eliminations	(785)
$14,879
See above for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2012 decreased $17,737, or 8%, to $207,177 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(19,750)
Increase in MSG Entertainment segment expenses	6,317
Decrease in MSG Sports segment expenses	(3,488)
Decrease in other expenses	(3)
Inter-segment eliminations	(813)
$(17,737)
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2012 increased $1,899, or 2%, to $77,942 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$1,696
Increase in MSG Entertainment segment expenses	462
Decrease in MSG Sports segment expenses	(1,181)
Increase in other expenses	894
Inter-segment eliminations	28
$1,899
The increase in other expenses was primarily driven by the absence of the changes made in the comparable period of the prior year by the Company to include certain non-capitalized Transformation sales-related and other expenses in our business segment results that were previously not allocated, as well as an increase in charitable contributions. These increases were partially offset by lower professional fees and a decrease in share-based compensation expense which was not allocated to the Company's segments.
Depreciation and amortization (including impairments)
Depreciation and amortization (including impairments) for the three months ended December 31, 2012 decreased $2,350, or 10%, to $21,744 as compared to the comparable period of the prior year due to lower amortization of intangible assets partially offset by higher depreciation and amortization expense on property and equipment. The decrease in amortization of intangible assets was due to the absence of an impairment charge of $3,112, which was recorded during the three months ended December 31, 2011 to write-off the remaining carrying value of certain intangible assets (see Note 4 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q for a discussion of the nature of this impairment charge) and, to a lesser extent, lower amortization resulting from certain intangible assets becoming fully amortized. The increase in depreciation and amortization expense on property and equipment was primarily due to the ongoing Transformation, which resulted in higher depreciation expense on property and equipment placed into service partially offset by lower depreciation expense of capitalized costs associated with asset retirement obligations (see Note 8 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q).

Income taxes
Income tax expense for the three months ended December 31, 2012 was $32,894. The effective tax rate of 41.2% differs from the statutory federal rate of 35% due principally to state income taxes and the impact of nondeductible expenses partially offset by the tax benefit resulting from the domestic production activities deduction.
Income tax expense for the three months ended December 31, 2011 was $21,026. The effective tax rate of 45.1% differs from the statutory federal rate of 35% primarily due to state income taxes and the impact of nondeductible expenses partially offset by the tax benefit resulting from the domestic production activities deduction.
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

	Three Months Ended		Increase (Decrease) in AOCF
	December 31,
	2012	2011
Operating income	$81,023	$47,956	$33,067
Share-based compensation	5,521	7,097	(1,576)
Depreciation and amortization (including impairments)	21,744	24,094	(2,350)
AOCF	$108,288	$79,147	$29,141
AOCF for the three months ended December 31, 2012 increased $29,141, or 37%, to $108,288 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$32,063
Decrease in AOCF of the MSG Entertainment segment	(7,137)
Increase in AOCF of the MSG Sports segment	5,436
Other net decreases	(1,221)
$29,141
Other net decreases were primarily driven by the absence of the changes made in the comparable period of the prior year by the Company to include certain non-capitalized Transformation sales-related and other expenses in our business segment results that were previously not allocated, as well as an increase in charitable contributions. These increases were partially offset by lower professional fees.
See above for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Three Months Ended December 31,				Increase (Decrease) in Operating Income
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$156,770	100%	$142,408	100%	$14,362
Direct operating expenses	32,700	21%	52,450	37%	19,750
Selling, general and administrative expenses	29,922	19%	28,226	20%	(1,696)
Depreciation and amortization (including impairments)	3,965	3%	8,604	6%	4,639
Operating income	$90,183	58%	$53,128	37%	$37,055

The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	December 31,
	2012	2011
Operating income	$90,183	$53,128	$37,055
Share-based compensation	1,470	1,823	(353)
Depreciation and amortization (including impairments)	3,965	8,604	(4,639)
AOCF	$95,618	$63,555	$32,063
Revenues
Revenues for the three months ended December 31, 2012 increased $14,362, or 10%, to $156,770 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue	$5,170
Increase in advertising revenue	5,109
Other net increases	4,083
$14,362
The increase in affiliation fee revenue was primarily attributable to higher affiliation rates, with the overall increase being largely offset by the net impact of recorded provisions, principally related to the NHL work stoppage.
The increase in advertising revenue was primarily driven by higher sales generated from the telecast of professional sports programming resulting mainly from the Knicks' return to a full regular season schedule partially offset by the absence of the telecast of NHL games due to the NHL work stoppage. In addition, Fuse advertising revenue increased, as compared to the comparable period of the prior year.
Other net increases were primarily due to a short-term programming licensing agreement for which revenue will be recognized until the agreement's expiration in April 2013 and is not expected to be recurring thereafter.
See “— Comparison of the Three Months Ended December 31, 2012 versus the Three Months Ended December 31, 2011 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2012 decreased $19,750, or 38%, to $32,700 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in programming acquisition costs (rights fees)	$(16,186)
Decrease in non-rights related programming costs	(3,564)
$(19,750)
The decrease in programming acquisition costs (rights fees) was primarily due to a decline in professional sports teams rights fees. The decrease in professional sports teams rights fees was largely due to the NHL work stoppage partially offset by the Knicks' return to a full regular season schedule, including rights fees from the licensing of team related programming to MSG Media from the MSG Sports segment.
The decrease in non-rights related programming costs was primarily due to the NHL work stoppage, partially offset by higher costs due to the Knicks' return to a full regular season schedule and an increase in programming costs associated with Fuse.
The Company expects MSG Media results for the second half of the fiscal 2013 year to reflect incremental expenses associated with new Fuse programming as compared to the comparable period of the prior year, although the Company expects Fuse programming expense increases to be weighted toward the first half of its fiscal year.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2012 increased $1,696, or 6%, to $29,922 as compared to the comparable period of the prior year primarily due to higher marketing costs and an increase in employee compensation and related benefits, partially offset by a decrease in professional fees.
Depreciation and amortization (including impairments)
Depreciation and amortization (including impairments) for the three months ended December 31, 2012 decreased $4,639, or 54%, to $3,965 as compared to the comparable period of the prior year primarily due to the absence of an impairment charge of $3,112 recorded during the three months ended December 31, 2011 to write-off the remaining carrying value of certain intangible assets (see Note 4 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q), and, to a lesser extent, lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized.
AOCF
AOCF for the three months ended December 31, 2012 increased $32,063, or 50%, to $95,618 as compared to the comparable period of the prior year primarily driven by a decrease in direct operating costs and higher revenues, partially offset by an increase in selling, general and administrative expenses, as discussed above.
See “— Comparison of the Three Months Ended December 31, 2012 versus the Three Months Ended December 31, 2011 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Three Months Ended December 31,				Increase (Decrease) in Operating Income
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$151,122	100%	$151,224	100%	$(102)
Direct operating expenses	105,616	70%	99,299	66%	(6,317)
Selling, general and administrative expenses	16,845	11%	16,383	11%	(462)
Depreciation and amortization	2,433	2%	2,558	2%	125
Operating income	$26,228	17%	$32,984	22%	$(6,756)

The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Decrease in AOCF
	December 31,
	2012	2011
Operating income	$26,228	$32,984	$(6,756)
Share-based compensation	1,375	1,631	(256)
Depreciation and amortization	2,433	2,558	(125)
AOCF	$30,036	$37,173	$(7,137)

Revenues
Revenues for the three months ended December 31, 2012 decreased $102, or less than 1%, to $151,122 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	$(3,207)
Decrease in event-related revenues at the Beacon Theatre	(2,414)
Increase in event-related revenues at The Theater at Madison Square Garden	4,853
Other net increases	666
$(102)
The decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise, which reflects the Radio City Music Hall production of the show as well as the theatrical productions presented outside of New York, was primarily due to lower attendance partially offset by a higher average ticket price at the Radio City Music Hall. The Radio City Music Hall production of the show was significantly impacted by Hurricane Sandy, which occurred in late October 2012, about ten days prior to the start of the show's run. Nearly 1,000 tickets were sold for the Radio City Music Hall production during the 2012 holiday season as compared to nearly 1,100 tickets during the 2011 holiday season.
The decrease in event-related revenues at the Beacon Theatre was primarily due to the decrease in the number of events held at the venue during the three months ended December 31, 2012 as compared to the comparable period of the prior year.
The increase in event-related revenues at The Theater at Madison Square Garden was primarily due to the increase in the number of events held at the venue during the three months ended December 31, 2012 as compared to the comparable period of the prior year.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2012 increased $6,317, or 6%, to $105,616 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in event-related direct operating expenses at The Theater at Madison Square Garden	$3,425
Increase in direct operating expenses related to the presentation of the Radio City Christmas Spectacular franchise	2,679
Decrease in event-related direct operating expenses at the Beacon Theatre	(876)
Other net increases	1,089
$6,317
The increase in direct operating expenses related to the presentation of the Radio City Christmas Spectacular franchise was primarily due to a pre-tax impairment charge of $4,982 recorded during the three months ended December 31, 2012 related to a certain theatrical production of the show that played in three markets outside of New York during the quarter ended December 31, 2012. As a result of the financial performance of these markets, the Company recorded a pre-tax impairment charge for the remaining unamortized deferred costs of assets related to this theatrical production outside of New York. The impact of the impairment charge was partially offset by a decrease in direct operating expenses associated with this production of the show outside of New York.
Other net increases principally reflect venue operating costs associated with the Forum (which the Company acquired in June 2012), as well as costs associated with other MSG Entertainment business development initiatives.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2012 increased $462, or 3%, to $16,845 as compared to the comparable period of the prior year primarily due to an increase in employee compensation and related benefits, which includes costs associated with MSG Entertainment business development initiatives, partially offset by lower professional fees.
AOCF
AOCF for the three months ended December 31, 2012 decreased $7,137, or 19%, to $30,036 as compared to the comparable period of the prior year primarily due to lower AOCF associated with the Radio City Christmas Spectacular franchise and, to a lesser extent, events at the Beacon Theatre and higher costs associated with MSG Entertainment business development initiatives partially offset by higher AOCF associated with events at The Theater at Madison Square Garden, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Three Months Ended December 31,				(Increase) Decrease in Operating Loss
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$89,903	100%	$88,622	100%	$1,281
Direct operating expenses	78,823	88%	82,311	93%	3,488
Selling, general and administrative expenses	26,607	30%	27,788	31%	1,181
Depreciation and amortization	2,795	3%	2,731	3%	(64)
Operating loss	$(18,322)	(20)%	$(24,208)	(27)%	$5,886
The following is a reconciliation of operating loss to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	December 31,
	2012	2011
Operating loss	$(18,322)	$(24,208)	$5,886
Share-based compensation	1,043	1,557	(514)
Depreciation and amortization	2,795	2,731	64
AOCF	$(14,484)	$(19,920)	$5,436
Revenues
Revenues for the three months ended December 31, 2012 increased $1,281, or 1%, to $89,903 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in revenues from NHL and NBA distributions	$6,093
Increase in broadcast rights fees from MSG Media	812
Decrease in professional sports teams' pre/regular season ticket-related revenue	(507)
Decrease in suite rental fee revenue	(970)
Decrease in professional sports teams' food, beverage and merchandise sales	(1,062)
Decrease in event-related revenues from other live sporting events	(3,333)
Other net increases	248
$1,281
The increase in revenues from NHL and NBA distributions was primarily due to a late start of the NBA season during the comparable period of the prior year resulting in a disproportionately higher percentage of these revenues recognized during the three months ended December 31, 2012 as compared to the comparable period of the prior year, partially offset by the impact of the NHL work stoppage.
The increase in broadcast rights fees from MSG Media primarily reflects the impact of the Knicks' return to a full regular season schedule, largely offset by the impact of the NHL work stoppage.
The decrease in professional sports teams' pre/regular season ticket-related revenue was primarily due to the impact of the NHL work stoppage, with the overall decline being largely offset by the Knicks' return to a full regular season schedule which resulted in a greater percentage of Knicks ticket-related revenue being recognized during the three months ended December 31, 2012 as compared to the comparable period of the prior year.
The decrease in suite rental fee revenue was primarily due to the impact of the NHL work stoppage, the impact of the planned reduction in certain suite products as a result of the Transformation project and off-season shutdowns, significantly offset by an increase in suite rental fee revenue related to new suite/club products which have come online and, to a lesser extent, the favorable impact resulting from the Knicks' return to a full regular season schedule.
The decrease in professional sports teams' food, beverage and merchandise sales was primarily due to the NHL work stoppage, largely offset by the impact from a higher number of NBA games played during the three months ended December 31, 2012 as compared to the comparable period of the prior year.
The decrease in event-related revenues from other live sporting events was primarily due to a decrease in the number of events and the change in the mix of events during the three months ended December 31, 2012 as compared to the comparable period of the prior year. Event-related revenues from other live sporting events include ticket-related revenues, venue license fees we charge to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.
See “— Comparison of the Three Months Ended December 31, 2012 versus the Three Months Ended December 31, 2011 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2012 decreased $3,488, or 4%, to $78,823 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$(7,634)
Decrease in event-related expenses associated with other live sporting events	(2,150)
Decrease in team personnel compensation	(1,330)
Increase in net provisions for NBA luxury tax and NBA and NHL revenue sharing expense	3,267
Increase in other team operating expenses	4,135
Other net increases	224
$(3,488)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax), NBA luxury tax and NBA and NHL revenue sharing expense were as follows:

	Three Months Ended
	December 31,
	2012	2011	Increase (Decrease)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$2,261	$9,895	$(7,634)
Net provisions for NBA luxury tax and NBA and NHL revenue sharing expense	5,669	2,402	3,267
Team personnel transactions for the three months ended December 31, 2012 reflect provisions recorded for season-ending player injuries of $2,061 and player waivers/contract terminations of $200. Team personnel transactions for the three months ended December 31, 2011 primarily reflect provisions recorded for player waivers/contract terminations of $9,820.
The increase in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense reflects higher NBA luxury tax of $2,657 and higher net provisions for NBA and NHL revenue sharing expense of $610. The increase in net provisions for NBA luxury tax for the three months ended December 31, 2012 was due to the Knicks not being a gross luxury tax payer for the 2011-12 season; however, we expect the Knicks to be a luxury tax payer for the 2012-13 season. The increase in net provisions for NBA and NHL revenue sharing expense was primarily attributable to higher estimated NBA revenue sharing for the 2012-13 season as a result of the Knicks' return to a full regular season schedule, largely offset by an adjustment to the 2011-12 season revenue sharing expense and the impact of the NHL work stoppage. The actual amounts for the 2012-13 season may vary significantly from the recorded provision based on actual operating results for the league and the teams for the season and other factors. In addition, given our expectation of continued revenue growth, actual operating results of the league and the teams and other factors, we expect our NBA revenue sharing expense to grow substantially.
See "— Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Overview" for a summary of the principal aspects of the new NHL CBA.

The decrease in team personnel compensation was primarily due to the NHL work stoppage, largely offset by the impact of the Knicks' return to a full regular season schedule.
The increase in other team operating expenses was primarily due to the Knicks' return to a full regular season schedule significantly offset by the impact of the NHL work stoppage.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2012 decreased $1,181, or 4%, to $26,607 as compared to the comparable period of the prior year. The decrease was primarily driven by the absence of the changes made in the comparable period of the prior year by the Company to include certain non-capitalized Transformation sales-related and other expenses in MSG Sports results.
AOCF
AOCF loss for the three months ended December 31, 2012 improved $5,436, or 27%, to a loss of $14,484 as compared to the comparable period of the prior year, primarily attributable to a decrease in direct operating expenses, higher revenues and lower selling, general and administrative expenses, as discussed above.
See “— Comparison of the Three Months Ended December 31, 2012 versus the Three Months Ended December 31, 2011 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
Comparison of the Six Months Ended December 31, 2012 versus the Six Months Ended December 31, 2011
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Six Months Ended December 31,				Increase (Decrease) in Net Income
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$592,052	100%	$550,646	100%	$41,406
Operating expenses:
Direct operating	279,918	47%	296,398	54%	16,480
Selling, general and administrative	149,477	25%	139,471	25%	(10,006)
Depreciation and amortization (including impairments)	41,444	7%	40,458	7%	(986)
Operating income	121,213	20%	74,319	13%	46,894
Other income (expense):
Interest expense, net	(2,414)	NM	(2,513)	NM	99
Miscellaneous	102	NM	—	NM	102
Income from operations before income taxes	118,901	20%	71,806	13%	47,095
Income tax expense	(51,385)	(9)%	(24,899)	(5)%	(26,486)
Net income	$67,516	11%	$46,907	9%	$20,609
_________________
NM – Percentage is not meaningful
See “— Comparison of the Three Months Ended December 31, 2012 versus the Three Months Ended December 31, 2011 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.

Revenues
Revenues for the six months ended December 31, 2012 increased $41,406, or 8%, to $592,052 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$35,270
Increase in MSG Entertainment segment revenues	3,073
Increase in MSG Sports segment revenues	4,031
Increase in other revenues	211
Inter-segment eliminations	(1,179)
$41,406
See “— Comparison of the Three Months Ended December 31, 2012 versus the Three Months Ended December 31, 2011 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2012 decreased $16,480, or 6%, to $279,918 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(14,773)
Increase in MSG Entertainment segment expenses	6,968
Decrease in MSG Sports segment expenses	(7,469)
Decrease in other expenses	(2)
Inter-segment eliminations	(1,204)
$(16,480)

Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2012 increased $10,006, or 7%, to $149,477 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$4,840
Increase in MSG Entertainment segment expenses	1,795
Increase in MSG Sports segment expenses	3,461
Decrease in other expenses	(115)
Inter-segment eliminations	25
$10,006
The decrease in other expenses was primarily driven by lower professional fees and share-based compensation expense which was not allocated to the Company's segments, significantly offset by an increase in charitable contributions.
Depreciation and amortization (including impairments)
Depreciation and amortization (including impairments) for the six months ended December 31, 2012 increased $986, or 2%, to $41,444 as compared to the comparable period of the prior year due to higher depreciation and amortization expense on property and equipment significantly offset by lower amortization of intangible assets. The increase in depreciation and amortization expense on property and equipment was primarily due to the ongoing Transformation, which resulted in higher depreciation expense on property and equipment placed into service partially offset by lower depreciation expense of capitalized costs associated with asset retirement obligations (see Note 8 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q). The decrease in amortization of intangible assets was due to the absence of an impairment charge of $3,112, which was recorded during the six months ended December 31, 2011 to write-off the remaining carrying value of certain intangible assets (see Note 4 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q) as well as lower amortization resulting from certain intangible assets becoming fully amortized.

Income taxes
Income tax expense for the six months ended December 31, 2012 was $51,385. The effective tax rate of 43.2% differs from the statutory federal rate of 35% due to state income taxes, nondeductible expenses and an increase in federal income tax expense recorded in connection with the filing of the Company's 2011 income tax returns offset by the tax benefit resulting from the domestic production activities deduction.
Income tax expense for the six months ended December 31, 2011 was $24,899. The effective tax rate of 34.7% approximates the statutory federal rate of 35% as the impacts of state income taxes and nondeductible expenses were offset by the reduction in the state income tax expense recorded in connection with the filing of the Company's 2010 income tax returns and the tax benefit resulting from the domestic production activities deduction.

AOCF
The following is a reconciliation of operating income to AOCF:

	Six Months Ended		Increase (Decrease) in AOCF
	December 31,
	2012	2011
Operating income	$121,213	$74,319	$46,894
Share-based compensation	8,940	10,446	(1,506)
Depreciation and amortization (including impairments)	41,444	40,458	986
AOCF	$171,597	$125,223	$46,374
AOCF for the six months ended December 31, 2012 increased $46,374, or 37%, to $171,597 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$44,951
Decrease in AOCF of the MSG Entertainment segment	(5,904)
Increase in AOCF of the MSG Sports segment	7,360
Other net decreases	(33)
$46,374
Other net decreases were primarily driven by higher charitable contributions offset by lower professional fees.
See “— Comparison of the Three Months Ended December 31, 2012 versus the Three Months Ended December 31, 2011 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.

Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Six Months Ended December 31,				Increase (Decrease) in Operating Income
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$316,308	100%	$281,038	100%	$35,270
Direct operating expenses	90,329	29%	105,102	37%	14,773
Selling, general and administrative expenses	56,329	18%	51,489	18%	(4,840)
Depreciation and amortization (including impairments)	8,454	3%	14,155	5%	5,701
Operating income	$161,196	51%	$110,292	39%	$50,904
The following is a reconciliation of operating income to AOCF:

	Six Months Ended		Increase (Decrease) in AOCF
	December 31,
	2012	2011
Operating income	$161,196	$110,292	$50,904
Share-based compensation	2,672	2,924	(252)
Depreciation and amortization (including impairments)	8,454	14,155	(5,701)
AOCF	$172,322	$127,371	$44,951
Revenues
Revenues for the six months ended months ended December 31, 2012 increased $35,270, or 13%, to $316,308 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue	$22,128
Increase in advertising revenue	4,820
Other net increases	8,322
$35,270
The increase in affiliation fee revenue was primarily attributable to higher affiliation rates, with the overall increase being partially offset by the net impact of recorded provisions, principally related to the NHL work stoppage.
The increase in advertising revenue was primarily driven by higher sales generated from the telecast of professional sports programming resulting mainly from the Knicks' return to a full regular season schedule partially offset by the absence of the telecast of NHL games due to the NHL work stoppage. In addition, Fuse advertising revenue increased, as compared to the comparable period of the prior year.
Other net increases were primarily due to a short-term programming licensing agreement for which revenue will be recognized until the agreement's expiration in April 2013 and is not expected to be recurring thereafter.
See “— Comparison of the Three Months Ended December 31, 2012 versus the Three Months Ended December 31, 2011 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.

Direct operating expenses
Direct operating expenses for the six months ended December 31, 2012 decreased $14,773, or 14%, to $90,329 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in programming acquisition costs (rights fees)	$(16,461)
Increase in non-rights related programming costs	1,688
$(14,773)
The decrease in programming acquisition costs (rights fees) was primarily due to a decline in professional sports teams rights fees. The decrease in professional sports teams rights fees was largely due to the NHL work stoppage partially offset by the Knicks' return to a full regular season schedule, including rights fees from the licensing of team related programming to MSG Media from the MSG Sports segment.
The increase in non-rights related programming costs was largely driven by higher costs associated with Fuse programming and, to a lesser extent, the Knicks' return to a full regular season schedule, significantly offset by the NHL work stoppage.
The Company expects MSG Media results for the second half of the fiscal 2013 year to reflect incremental expenses associated with new Fuse programming as compared to the comparable period of the prior year, although the Company expects Fuse programming expense increases to be weighted toward the first half of its fiscal year.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2012 increased $4,840, or 9%, to $56,329 as compared to the comparable period of the prior year primarily due to higher marketing costs and an increase in employee compensation and related benefits, partially offset by a decrease in professional fees.
Depreciation and amortization (including impairments)
Depreciation and amortization (including impairments) for the six months ended December 31, 2012 decreased $5,701, or 40%, to $8,454 as compared to the comparable period of the prior year primarily due to the absence of an impairment charge of $3,112 recorded during the six months ended December 31, 2011 to write-off the remaining carrying value of certain intangible assets (see Note 4 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q), as well as lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized.
AOCF
AOCF for the six months ended December 31, 2012 increased $44,951, or 35%, to $172,322 as compared to the comparable period of the prior year primarily driven by an increase in revenues and lower direct operating costs, partially offset by an increase in selling, general and administrative expenses, as discussed above.
See “— Comparison of the Three Months Ended December 31, 2012 versus the Three Months Ended December 31, 2011 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.

MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Six Months Ended December 31,				Increase (Decrease) in Operating Income
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$181,899	100%	$178,826	100%	$3,073
Direct operating expenses	133,974	74%	127,006	71%	(6,968)
Selling, general and administrative expenses	32,936	18%	31,141	17%	(1,795)
Depreciation and amortization	4,791	3%	4,908	3%	117
Operating income	$10,198	6%	$15,771	9%	$(5,573)

The following is a reconciliation of operating income to AOCF:

	Six Months Ended		Decrease in AOCF
	December 31,
	2012	2011
Operating income	$10,198	$15,771	$(5,573)
Share-based compensation	2,488	2,702	(214)
Depreciation and amortization	4,791	4,908	(117)
AOCF	$17,477	$23,381	$(5,904)
Revenues
Revenues for the six months ended December 31, 2012 increased $3,073, or 2%, to $181,899 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in event-related revenues at The Theater at Madison Square Garden	$4,958
Increase in venue related sponsorship and signage and suite rental fee revenues	2,228
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	(1,260)
Decrease in event-related revenues at the Beacon Theatre	(1,458)
Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	(3,017)
Other net increases	1,622
$3,073
The increase in event-related revenues at The Theater at Madison Square Garden was primarily due to the increase in the number of events held at the venue during the six months ended December 31, 2012 as compared to the comparable period of the prior year.
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
The decrease in event-related revenues at the Beacon Theatre was primarily due to the decrease in the number of events held at the venue during the six months ended December 31, 2012 as compared to the comparable period of the prior year.
The decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise, which reflects the Radio City Music Hall production of the show as well as the theatrical productions presented outside of New York, was primarily due to lower attendance partially offset by a higher average ticket price at the Radio City Music Hall. The Radio City Music Hall

production of the show was significantly impacted by Hurricane Sandy, which occurred in late October 2012, about ten days prior to the start of the show's run. Nearly 1,000 tickets were sold for the Radio City Music Hall production during the 2012 holiday season as compared to nearly 1,100 tickets during the 2011 holiday season.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2012 increased $6,968, or 5%, to $133,974 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in event-related direct operating expenses at The Theater at Madison Square Garden	$3,439
Increase in direct operating expenses related to the presentation of the Radio City Christmas Spectacular franchise	2,437
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	(1,631)
Decrease in event-related direct operating expenses at the Beacon Theatre	(498)
Other net increases	3,221
$6,968
The increase in direct operating expenses related to the presentation of the Radio City Christmas Spectacular franchise was primarily due to a pre-tax impairment charge of $4,982 recorded during the six months ended December 31, 2012 related to a certain theatrical production of the show that played in three markets outside of New York during the quarter ended December 31, 2012. As a result of the financial performance of these markets, the Company recorded a pre-tax impairment charge for the remaining unamortized deferred costs of assets related to this theatrical production outside of New York. The impact of the impairment charge was partially offset by a decrease in direct operating expenses associated with this production of the show outside of New York.
Other net increases largely reflect venue operating costs associated with the Forum (which the Company acquired in June 2012), as well as costs associated with other MSG Entertainment business development initiatives.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2012 increased $1,795, or 6%, to $32,936 as compared to the comparable period of the prior year primarily due to an increase in employee compensation and related benefits and, to a lesser extent, higher professional fees, which includes costs associated with MSG Entertainment business development initiatives.
AOCF
AOCF for the six months ended December 31, 2012 decreased $5,904, or 25%, to $17,477 as compared to the comparable period of the prior year primarily attributable to an increase in direct operating expenses and higher selling, general and administrative expenses, partially offset by an increase in revenues, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Six Months Ended December 31,				(Increase) Decrease in Operating Loss
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$121,467	100%	$117,436	100%	$4,031
Direct operating expenses	83,285	69%	90,754	77%	7,469
Selling, general and administrative expenses	53,006	44%	49,545	42%	(3,461)
Depreciation and amortization	5,598	5%	5,467	5%	(131)
Operating loss	$(20,422)	(17)%	$(28,330)	(24)%	$7,908

The following is a reconciliation of operating loss to AOCF:

	Six Months Ended		Increase (Decrease) in AOCF
	December 31,
	2012	2011
Operating loss	$(20,422)	$(28,330)	$7,908
Share-based compensation	1,801	2,480	(679)
Depreciation and amortization	5,598	5,467	131
AOCF	$(13,023)	$(20,383)	$7,360
Revenues
Revenues for the six months ended December 31, 2012 increased $4,031, or 3%, to $121,467 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in revenues from NHL and NBA distributions	$6,028
Increase in suite rental fee revenue	1,336
Increase in broadcast rights fees from MSG Media	1,204
Increase in professional sports teams' sponsorship and signage revenues	1,046
Decrease in professional sports teams' pre/regular season ticket-related revenue	(833)
Decrease in professional sports teams' food, beverage and merchandise sales	(1,189)
Decrease in event-related revenues from other live sporting events	(3,515)
Other net decreases	(46)
$4,031
The increase in revenues from NHL and NBA distributions was primarily due to a late start of the NBA season during the comparable period of the prior year resulting in a disproportionately higher percentage of these revenues recognized during the six months ended December 31, 2012 as compared to the comparable period of the prior year, partially offset by the impact of the NHL work stoppage.
The increase in suite rental fee revenue was primarily due to new suite/club products which have come online and, to a lesser extent, the favorable impact resulting from the Knicks' return to a full regular season schedule, offset by the impact of the planned reduction in certain suite products as a result of the Transformation project, the NHL work stoppage and off-season shutdowns.
The increase in broadcast rights fees from MSG Media was primarily due to the impact of the Knicks' return to a full regular season schedule, largely offset by the impact of the NHL work stoppage.
The decrease in professional sports teams' pre/regular season ticket-related revenue was primarily due to the impact of the NHL work stoppage, with the overall decline being largely offset by the Knicks' return to a full regular season schedule which resulted in a greater percentage of Knicks ticket-related revenue being recognized during the six months ended December 31, 2012 as compared to the comparable period of the prior year.
The decrease in professional sports teams' food, beverage and merchandise sales was primarily due to the NHL work stoppage, largely offset by the impact from a higher number of NBA games played during the six months ended December 31, 2012 as compared to the comparable period of the prior year.
The decrease in event-related revenues from other live sporting events was primarily due to a decrease in the number of events and the change in the mix of events during the six months ended December 31, 2012 as compared to the comparable period of the prior year. Event-related revenues from other live sporting events include ticket-related revenues, venue license fees we charge to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.
See “— Comparison of the Three Months Ended December 31, 2012 versus the Three Months Ended December 31, 2011 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.

Direct operating expenses
Direct operating expenses for the six months ended December 31, 2012 decreased $7,469, or 8%, to $83,285 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$(7,039)
Decrease in event-related expenses associated with other live sporting events	(2,300)
Decrease in team personnel compensation	(1,695)
Increase in net provisions for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs)	3,326
Increase in other team operating expenses	48
Other net increases	191
$(7,469)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax), NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs) were as follows:

	Six Months Ended
	December 31,
	2012	2011	Increase (Decrease)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$2,856	$9,895	$(7,039)
Net provisions for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs)	5,728	2,402	3,326
Team personnel transactions for the six months ended December 31, 2012 reflect provisions recorded for season-ending player injuries of $2,061, player trades of $595 and player waivers/contract terminations of $200. Team personnel transactions for the six months ended December 31, 2011 primarily reflect provisions recorded for player waivers/contract terminations of $9,820.
The increase in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects higher NBA luxury tax of $2,657 and higher net provisions for NBA and NHL revenue sharing expense of $669. The increase in net provisions for NBA luxury tax for the six months ended December 31, 2012 was due to the Knicks not being a gross luxury tax payer for the 2011-12 season; however, we expect the Knicks to be a luxury tax payer for the 2012-13 season. The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) was primarily attributable to higher estimated NBA revenue sharing for the 2012-13 season as a result of the Knicks' return to a full regular season schedule, largely offset by an adjustment to the 2011-12 season revenue sharing expense and the impact of the NHL work stoppage. The actual amounts for the 2012-13 season may vary significantly from the recorded provision based on actual operating results for the league and the teams for the season and other factors. In addition, given our expectation of continued revenue growth, actual operating results of the league and the teams and other factors, we expect our NBA revenue sharing expense to grow substantially.
See "— Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Overview" for a summary of the principal aspects of the new NHL CBA.
The decrease in team personnel compensation was primarily due to the NHL work stoppage, largely offset by the impact of the Knicks' return to a full regular season schedule.
The increase in other team operating expenses was primarily due to the Knicks' return to a full regular season schedule, largely offset by the impact of the NHL work stoppage and a league expense recoupment that is not expected to be recurring and, to a lesser extent, an adjustment to the 2011-12 season playoff related revenue sharing expense, both of which were recorded during the three months ended September 30, 2012.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2012 increased $3,461, or 7%, to $53,006 as compared to the comparable period of the prior year. This increase is primarily attributable to higher employee compensation and related benefits, including separation-related costs.

AOCF
AOCF loss for the six months ended December 31, 2012 improved $7,360, or 36%, to a loss of $13,023 as compared to the comparable period of the prior year, primarily attributable to a decrease in direct operating expenses and higher revenues, partially offset by an increase in selling, general and administrative expenses, as discussed above.
See “— Comparison of the Three Months Ended December 31, 2012 versus the Three Months Ended December 31, 2011 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $375,000 credit agreement with a syndicate of lenders, providing for a senior secured revolving credit facility (see "Financing Agreements" below). Our principal uses of cash at this time include capital spending, working capital-related items and investments that we may fund from time to time. The decisions of the Company as to the use of its available liquidity will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
The Transformation of The Garden is ongoing. In order to most efficiently and effectively complete the Transformation, it remains a year-round project. To minimize disruption to current operations, we plan for The Garden to remain open for the Knicks' and Rangers' regular seasons and playoffs while we accomplish the bulk of the construction work during the off-season shutdowns. We closed The Garden and The Theater at Madison Square Garden for the off-season following the Knicks' and Rangers' playoffs in 2011 and 2012. The Garden and The Theater at Madison Square Garden were reopened following the latest off-season shutdown. We plan to close The Garden and The Theater at Madison Square Garden after the conclusion of the Knicks' and Rangers' seasons, including the playoffs, in 2013. Given that we cannot know in advance when those seasons will end, we are generally not booking live entertainment or other sporting events from a period commencing in mid-May through October in calendar year 2013 and did not book such events from a period commencing in April through late October in calendar years 2011 and 2012. We did not host any preseason Rangers' home games in fiscal year 2012 and did not host Knicks' and Rangers' preseason home games in fiscal year 2013. While we seek to minimize disruptions during the Transformation, including scheduling events at our other venues or to other times of the year when The Garden or The Theater at Madison Square Garden will be open, we are not able to reschedule all events that would otherwise have occurred during the shutdowns. Consequently, we have lost and expect to lose revenues as a result of this schedule.
The renovated lower bowl of The Garden reopened in October 2011. We were able to accelerate the renovation of certain portions of the upper bowl during the first off-season shutdown. The balance of the renovated upper bowl is now open for events. Construction will continue behind the scenes while the arena is open in preparation for the work to be performed as part of the third phase of the Transformation. As part of the second phase of the Transformation project, The Garden's seating capacity, excluding suites, for fiscal year 2013 is reduced by approximately one thousand seats for Knicks' and Rangers' games (and reduced by a lesser amount for entertainment events), as compared to fiscal year 2012. After the third phase of the Transformation project, The Garden's seating capacity, excluding suites, in fiscal year 2014 will again be comparable to pre-Transformation project levels, primarily due to the planned addition of the Chase Bridges and the Budweiser Fan Deck.
The Transformation project remains within our overall expectations. We reopened the lower bowl on schedule in fiscal year 2012, reopened the renovated upper bowl on schedule in fiscal year 2013 and our plan for opening the remaining other elements in the transformed arena has not changed. Construction costs for the Transformation project incurred through December 31, 2012 were approximately $847,000 of which approximately $130,000 was incurred during the six months ended December 31, 2012. We remain on schedule and do not expect total Transformation project construction costs to differ materially from the previously disclosed $980,000 inclusive of various reserves for contingencies.
As with any major renovation project, the Transformation is subject to potential unexpected delays, costs or other problems. Depending upon the severity and timing, such events could materially and negatively affect our business, results of operations and cash flows.
In June 2012, we completed the purchase of the Forum, an iconic venue in Inglewood, California. The City of Inglewood approved an $18,000 renovation loan conditioned upon the Company investing at least $50,000 in the renovation of the Forum. The renovation costs are currently expected to exceed $50,000 and, as a result, the loan will be forgiven once certain operating conditions, that the Company expects to satisfy, are met.

We believe we have sufficient liquidity, including approximately $248,600 in cash and cash equivalents as of December 31, 2012, along with available borrowing capacity under our Revolving Credit Facility, to complete the Transformation project and our other initiatives.
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
Financing Agreements
Revolving Credit Facility
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $375,000 with a term of five years. The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of December 31, 2012, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of December 31, 2012, there was $7,000 in letters of credit issued and outstanding under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of December 31, 2012 was $368,000.
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
Guarantees and Security
All obligations under the Credit Agreement are guaranteed by MSG L.P.'s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries in accordance with the facility (the "Guarantors"). All obligations under the Credit Agreement, including the guarantees of those obligations, are secured by certain of the assets of MSG L.P. and each Guarantor (collectively, "Collateral"), including, but not limited to, a pledge of the equity interests held directly or indirectly by MSG L.P. in each Guarantor. The Collateral, however, does not include, among other things, our sports franchises or other assets of any of MSG L.P.'s teams, including the Knicks and Rangers, or any interests in real property of MSG L.P. or the Guarantors, including the Madison Square Garden Complex (which includes both The Garden and The Theater at Madison Square Garden), the leasehold interest in Radio City Music Hall and MSG L.P.'s real property interest in other venues.
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
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2012 increased by $23,018 to $203,965 as compared to the comparable period of the prior year. This increase was driven by an increase of $24,833 resulting from net income and other non-cash items, partially offset by a $1,815 decrease in changes in assets and liabilities.
The decrease resulting from changes in assets and liabilities primarily reflects a decrease during the six months ended December 31, 2012 in accounts payable of $12,764 as compared to an increase of $14,436 during the comparable period of the prior year. This item was largely offset by (i) an increase during the six months ended December 31, 2012 in accounts receivable of $6,308 as compared to an increase of $18,797 during the comparable period of the prior year, (ii) an increase during the six months ended December 31, 2012 in deferred revenue of $84,258 as compared to an increase of $76,078 during the comparable period of the prior year, and (iii) a decrease during the six months ended December 31, 2012 in net related party receivables of $3,037 as compared to an increase of $2,850 during the comparable period of the prior year.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2012 decreased by $109,185 to $159,313 as compared to the comparable period of the prior year primarily driven by a decrease in capital expenditures associated with the Transformation slightly offset by higher capital expenditures for MSG Media.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2012 increased by $6,651 to $2,558 as compared to the comparable period of the prior year. This increase is primarily due to an amount remitted to Cablevision during the six months ended December 31, 2012 for the aggregate value of stock options that were surrendered to the Company to meet tax withholding requirements and the absence of proceeds from NBA loans received during the six months ended December 31, 2011. These increases were partially offset by an increase in proceeds from stock option exercises as compared to the comparable period of the prior year.
Seasonality of Our Business
The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of our fiscal year (see “ — Results of Operations — Comparison of the Three Months Ended December 31, 2012 versus the Three Months Ended December 31, 2011 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and NBA work stoppage during the 2011-12 season). The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of our fiscal year. In addition, see "— Liquidity and Capital Resources" for a discussion of the off-season shutdowns of The Garden and The Theater at Madison Square Garden due to the Transformation.
Recently Adopted Accounting Pronouncements, Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Adopted Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, which is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income, and to additionally align the presentation of other comprehensive income in financial statements prepared in accordance with GAAP with those prepared in accordance with International Financial Reporting Standards. An entity now has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to indefinitely defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. During the deferral period, the existing requirements in GAAP for the presentation of reclassification adjustments are required to be followed. These standards were retrospectively adopted by the Company in the first quarter of fiscal year 2013 and the Company elected to present two separate but consecutive statements. The adoption of these standards resulted only in changes in the presentation of its financial statements and did not have an impact on the Company's financial position, results of operations, or cash flows.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles - Goodwill and Other. This guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying a two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. If an entity does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. This standard was adopted by the Company in the first quarter of fiscal year 2013. The adoption of this standard did not have an impact on the Company's financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment, to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. In particular, the two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conduct a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset's carrying amount exceeding the fair value, if (1) the entity determines that such an impairment is more likely than not to exist, or (2) the entity forgoes the qualitative assessment entirely. The standard's update brings the accounting treatment for determining impairment charges on other intangible assets in conformity with the treatment of goodwill, as established by ASU No. 2011-08. This standard was adopted by the Company in the first quarter of fiscal year 2013. The adoption of this standard did not have an impact on the Company's financial position, results of operations, or cash flows.
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
The goodwill balance reported on the Company's balance sheet as of December 31, 2012 by reportable segment is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the quarter ended September 30, 2012, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment during the first quarter of the fiscal year and at any time upon the occurrence of certain events or substantive changes in circumstances. An entity has the option of performing a qualitative assessment of whether it is more likely than not that an identifiable indefinite-lived intangible asset has a carrying value that more likely than not exceeds its fair value. If an entity does not elect to perform the qualitative assessment then the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of December 31, 2012 by reportable segment:

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
Item 4. Controls and Procedures
The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective as of December 31, 2012, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
In March 2012, the Company was named as a defendant in two purported class action antitrust lawsuits brought in the United States District Court for the Southern District of New York against the NHL and certain NHL member clubs, regional sports networks and cable and satellite distributors. The complaints, which are substantially identical, primarily assert that certain of the NHL's current rules and agreements entered into by defendants, which are alleged by the plaintiffs to provide certain territorial and other exclusivities with respect to the television and online distribution of live hockey games, violate Sections 1 and 2 of the Sherman Antitrust Act. The complaints seek injunctive relief against the defendants' continued violation of the antitrust laws, treble damages, attorneys' fees and pre- and post-judgment interest. On July 27, 2012, the Company and the other defendants filed a motion to dismiss the complaints (which have been consolidated for procedural purposes). On December 5, 2012, the Court issued an Opinion and Order largely denying the motion to dismiss and the case is now in the discovery phase.  The Company intends to vigorously defend the claims against the Company. Management does not believe this matter will have a material adverse effect on the Company.
In addition to the matter discussed above, the Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
 Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Amendment No. 2 to the Credit Agreement dated as of December 7, 2012 among MSG Holdings, L.P., the Guarantors (as defined in the Credit Agreement), the banks, financial institutions and other institutional lenders parties to the Credit Agreement and JPMorgan Chase Bank, National Association, as agent for the Lenders.

10.2	Form of Non-Employee Director Award Agreement. †

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of February, 2013.

The Madison Square Garden Company

By:	/S/ ROBERT M. POLLICHINO
	Name:	Robert M. Pollichino
	Title:	Executive Vice President and Chief
Financial Officer