Form 10-Q
period 2013-03-31
Madison Square Garden Co
filed 2013-05-03
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 30, 2013:

Class A Common Stock par value $0.01 per share	—	63,261,912
Class B Common Stock par value $0.01 per share	—	13,588,555

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$228,417	$206,500
Restricted cash	4,948	5,789
Accounts receivable, net of allowance for doubtful accounts of $2,063 and $2,434 as of March 31, 2013 and June 30, 2012, respectively	174,844	126,565
Net related party receivables	27,193	27,277
Prepaid expenses	35,699	29,700
Other current assets	17,474	19,980
Total current assets	488,575	415,811
Property and equipment, net	1,092,694	969,528
Amortizable intangible assets, net	93,305	101,814
Indefinite-lived intangible assets	158,636	158,636
Goodwill	742,492	742,492
Other assets	94,845	136,403
	$2,670,547	$2,524,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,956	$33,048
Net related party payables	737	362
Accrued liabilities:
Employee related costs	67,056	82,886
Other accrued liabilities	212,760	188,410
Deferred revenue	240,219	211,639
Total current liabilities	527,728	516,345
Defined benefit and other postretirement obligations	64,644	58,817
Other employee related costs	44,236	36,689
Other liabilities	57,708	60,438
Deferred tax liability	539,371	532,382
Total liabilities	1,233,687	1,204,671
Commitments and contingencies (Note 10)
Stockholders' Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 63,262 and 62,016 shares outstanding as of March 31, 2013 and June 30, 2012, respectively	638	628
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of March 31, 2013 and June 30, 2012	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,069,261	1,070,046
Treasury stock, at cost, 597 and 927 shares as of March 31, 2013 and June 30, 2012, respectively	(14,191)	(22,047)
Retained earnings	401,377	295,412
Accumulated other comprehensive loss	(20,361)	(24,162)
Total stockholders' equity	1,436,860	1,320,013
	$2,670,547	$2,524,684
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues (including related party revenues of $46,169 and $44,648 for the three months ended March 31, 2013 and 2012, respectively, and $131,271 and $126,143 for the nine months ended March 31, 2013 and 2012, respectively)	$412,406	$400,451	$1,004,458	$951,097
Operating expenses:
Direct operating (including related party expenses of $3,497 and $3,205 for the three months ended March 31, 2013 and 2012, respectively, and $9,892 and $9,743 for the nine months ended March 31, 2013 and 2012, respectively)	246,442	244,087	526,360	540,485
Selling, general and administrative (including related party expenses of $3,232 and $4,001 for the three months ended March 31, 2013 and 2012, respectively, and $9,754 and $8,548 for the nine months ended March 31, 2013 and 2012, respectively)	79,183	80,505	228,660	219,976
Depreciation and amortization (including impairments)	22,995	22,536	64,439	62,994
	348,620	347,128	819,459	823,455
Operating income	63,786	53,323	184,999	127,642
Other income (expense):
Interest income	530	606	1,682	1,733
Interest expense	(1,723)	(1,694)	(5,289)	(5,334)
Miscellaneous	3,373	6,590	3,475	6,590
	2,180	5,502	(132)	2,989
Income from operations before income taxes	65,966	58,825	184,867	130,631
Income tax expense	(27,517)	(27,750)	(78,902)	(52,649)
Net income	$38,449	$31,075	$105,965	$77,982
Basic earnings per common share	$0.50	$0.41	$1.39	$1.04
Diluted earnings per common share	$0.49	$0.40	$1.36	$1.01
Weighted-average number of common shares outstanding:
Basic	76,537	75,007	76,022	74,717
Diluted	78,041	77,612	77,900	77,392
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2013		2012		2013		2012
Net income		$38,449		$31,075		$105,965		$77,982
Other comprehensive income (loss), net of tax:
Pension plans and postretirement plan:
Amortization of net actuarial loss included in net periodic benefit cost	$287		$291		$915		$874
Amortization of net prior service credit included in net periodic benefit cost	(20)	267	(22)	269	(60)	855	(66)	808
Net changes related to available-for-sale securities		2,654		2,452		2,946		(4,659)
Other comprehensive income (loss)		2,921		2,721		3,801		(3,851)
Comprehensive income		$41,370		$33,796		$109,766		$74,131
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$105,965	$77,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	64,439	62,994
Impairment of deferred costs	4,982	—
Amortization of deferred financing costs	1,635	1,635
Share-based compensation expense related to equity classified awards	13,854	14,923
Gain on sale of investment	(3,130)	—
Excess tax benefit on share-based awards	(8,298)	(6,935)
Provision for doubtful accounts	(145)	234
Change in assets and liabilities:
Accounts receivable, net	(48,134)	(44,812)
Net related party receivables	(347)	(5,135)
Prepaid expenses and other assets	(3,630)	(8,584)
Accounts payable	(23,793)	2,835
Net related party payables	375	498
Accrued and other liabilities	44,194	61,534
Deferred revenue	28,580	55,713
Deferred income taxes	4,215	22,685
Net cash provided by operating activities	180,762	235,567
Cash flows from investing activities:
Capital expenditures	(196,687)	(352,139)
Proceeds from sale of investment	44,136	—
Payments for acquisition of assets	—	(4,334)
Net cash used in investing activities	(152,551)	(356,473)
Cash flows from financing activities:
Principal payments on capital lease obligations	(211)	(792)
Proceeds from stock option exercises	6,767	2,751
Acquisition of restricted shares	—	(11,768)
Taxes paid in lieu of shares issued for equity-based compensation	(21,148)	—
Excess tax benefit on share-based awards	8,298	6,935
Net cash used in financing activities	(6,294)	(2,874)
Net increase (decrease) in cash and cash equivalents	21,917	(123,780)
Cash and cash equivalents at beginning of period	206,500	304,876
Cash and cash equivalents at end of period	$228,417	$181,096

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$25,267	$70,581
Asset retirement obligations	1,722	—
Leasehold improvements paid by landlord	—	1,437

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2012	$764	$1,070,046	$(22,047)	$295,412	$(24,162)	$1,320,013
Net income	—	—	—	105,965	—	105,965
Other comprehensive income	—	—	—	—	3,801	3,801
Comprehensive income						109,766
Exercise of options	10	6,757	—	—	—	6,767
Share-based compensation expense	—	13,854	—	—	—	13,854
Tax withholding associated with shares issued for equity-based compensation	—	(21,148)	—	—	—	(21,148)
Excess tax benefit on share-based awards, net	—	7,608	—	—	—	7,608
Shares issued upon Restricted Stock Units vesting	—	(7,856)	7,856	—	—	—
Balance as of March 31, 2013	$774	$1,069,261	$(14,191)	$401,377	$(20,361)	$1,436,860

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2011	$761	$1,041,769	$(10,279)	$188,867	$(15,233)	$1,205,885
Net income	—	—	—	77,982	—	77,982
Other comprehensive loss	—	—	—	—	(3,851)	(3,851)
Comprehensive income						74,131
Exercise of options	3	2,748	—	—	—	2,751
Share-based compensation expense	—	14,923	—	—	—	14,923
Treasury stock acquired from acquisition of restricted shares	—	—	(11,768)	—	—	(11,768)
Excess tax benefit on share-based awards	—	6,935	—	—	—	6,935
Balance as of March 31, 2012	$764	$1,066,375	$(22,047)	$266,849	$(19,084)	$1,292,857
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
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena ("The Garden") and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, California, and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston.
Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2012. The financial statements as of March 31, 2013 and for the three and nine months ended March 31, 2013 and 2012 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company's fiscal year. However, results for fiscal 2013 were impacted by the shortened NHL regular season as a result of the NHL work stoppage, which delayed the start of the 2012-13 regular season by approximately three months to January 19, 2013 and led to a shortened 48-game regular season. As a result, the Rangers (as well as other NHL teams whose games are telecast on MSG Networks) played fewer regular season home and away games during the three and nine months ended March 31, 2013 as compared to the comparable periods of the prior year. In addition, the late start of the season resulted in a disproportionately higher percentage of Rangers-related revenues and expenses being recognized during the

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

current year quarter as compared to the prior year quarter. With respect to the nine months ended March 31, 2013, the impact of the change in the Rangers schedule resulted in a disproportionately lower percentage of Rangers-related revenues and expenses being recognized as compared to the comparable period of the prior year.
In addition, the comparability of the fiscal 2013 results of operations of the Company and the MSG Media and MSG Sports segments to the prior year was impacted by last year's NBA work stoppage, which resulted in a shortened 66-game 2011-12 regular season, with those games primarily taking place in the fiscal 2012 third quarter.  As a result of last year's compressed regular season schedule, the Knicks played fewer regular season home and away games during the fiscal 2013 third quarter as compared to the prior year quarter. In addition, the delayed start of the 2011-12 season resulted in a disproportionately lower percentage of Knicks-related revenues and expenses being recognized during the current fiscal quarter as compared to the prior year quarter. With respect to the nine months ended March 31, 2013, the Knicks played more regular season home and away games as compared to the comparable period of the prior year. In addition, the delayed start of the season resulted in a disproportionately higher percentage of Knicks-related revenues and expenses being recognized during the nine months ended March 31, 2013 as compared to the comparable period of the prior year.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment, to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

other than goodwill. In particular, the two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conduct a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset's carrying amount exceeding the fair value, if (1) the entity determines that such an impairment is more likely than not to exist, or (2) the entity forgoes the qualitative assessment entirely. The standard's update brings the accounting treatment for determining impairment charges on other intangible assets in conformity with the treatment of goodwill, as established by ASU No. 2011-08. This standard was adopted by the Company in the first quarter of fiscal year 2013. The adoption of this standard did not have an impact on the Company's financial position, results of operations, or cash flows.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of transactions that are subject to disclosures required by FASB ASC 210-20-50, Balance Sheet - Offsetting - Disclosure, concerning offsetting. In particular the ASU addresses implementation issues about the scope of ASU No. 2011-11 and clarifies that the scope of the disclosure is limited to derivatives, repurchase agreements, and securities borrowing and securities lending transactions that are either offset in the financial statements or are subject to a master netting arrangement or similar arrangement. These standards will be effective for the Company beginning in its first quarter of fiscal year 2014 with retrospective application required. The Company believes that the adoption of these standards will not have any impact on the Company's financial position, results of operations, or cash flows.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which will require an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard will be effective prospectively for the Company beginning in its first quarter of fiscal year 2014. The Company believes that the adoption of this standard may impact the Company's disclosures only and will not have any impact on the Company's financial position, results of operations, or cash flows.
Note 3. Computation of Earnings per Common Share
Basic earnings per common share ("EPS") is based upon net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares and restricted stock units ("RSUs") only in the periods in which such effect would have been dilutive. The calculation of diluted EPS for the three and nine months ended March 31, 2012 also reflects the effect of assumed vesting of shares restricted on the same basis as underlying Cablevision restricted shares.
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Weighted-average shares for basic EPS	76,537	75,007	76,022	74,717
Dilutive effect of shares issuable under share-based compensation plans and shares restricted on the same basis as underlying Cablevision restricted shares	1,504	2,605	1,878	2,675
Weighted-average shares for diluted EPS	78,041	77,612	77,900	77,392
Anti-dilutive shares	—	—	24	—

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 4. Impairment Charges
As a result of the financial performance of a theatrical production of the Radio City Christmas Spectacular that played in three markets outside of New York during the quarter ended December 31, 2012, the Company evaluated whether or not an impairment of the deferred costs related to that production had occurred. Consequently, the Company's MSG Entertainment segment recorded a pre-tax impairment charge of $4,982 for the remaining unamortized deferred costs of assets related to this theatrical production outside of New York, which is reflected in direct operating expenses in the accompanying consolidated statement of operations for the nine months ended March 31, 2013.
Effective July 1, 2010 DISH Network's ("DISH") license to carry Fuse expired and effective October 1, 2010, DISH's license to carry MSG Network and MSG+ expired. While MSG Network and MSG+ have not been carried by DISH since those dates, DISH restored carriage of Fuse on November 1, 2012. As discussions through December 2011 had not resulted in new carriage agreements being reached to restore DISH's carriage of any of the networks, during the quarter ended December 31, 2011, the Company's MSG Media segment recorded a pre-tax impairment charge of $3,112 to write-off the remaining carrying value of the affiliation agreements and affiliate relationships intangible assets associated with DISH. This pre-tax impairment charge is reflected in depreciation and amortization (including impairments) in the accompanying consolidated statement of operations for the nine months ended March 31, 2012.
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
The following table sets forth provisions for Team Personnel Transactions and insurance recoveries recorded by the Company's MSG Sports segment:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Provisions for Team Personnel Transactions	$15,238	$4,649	$18,368	$14,544
Insurance recoveries related to non season-ending player injuries	—	—	—	323
Note 6. Investments
In February 2011, the Company exchanged its interest in Front Line Management Group, Inc. for approximately 3,913 shares of Live Nation Entertainment, Inc. ("Live Nation") common stock, with a fair value of approximately $41,000 as of that date. In March 2013, the Company sold all of its holdings of Live Nation common stock for $44,136. Other income in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2013 includes a pre-tax gain of $3,130, which reflects an unrealized gain reclassified from accumulated other comprehensive income to net income partially offset by block sale costs.
Prior to the sale, this investment was reported in the consolidated balance sheet in other assets, and was classified as available-for-sale. The fair value of the investment in Live Nation common stock was $35,919 as of June 30, 2012.
The pre-tax unrealized gain (loss) on available-for-sale securities that have been included in other comprehensive income (loss) and pre-tax gain reclassified from accumulated other comprehensive income to net income were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Unrealized gain (loss) arising during the period	$9,078	$4,265	$9,587	$(8,100)
Unrealized gain reclassified from accumulated other comprehensive income to net income	4,500	—	4,500	—

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 7. Goodwill and Intangible Assets
The carrying amount of goodwill, by reportable segment, as of March 31, 2013 and June 30, 2012 is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the quarter ended September 30, 2012, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
The Company's indefinite-lived intangible assets as of March 31, 2013 and June 30, 2012 are as follows:

Sports franchises (MSG Sports segment)	$96,215
Trademarks (MSG Entertainment segment)	62,421
$158,636
During the quarter ended September 30, 2012, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.
The Company's intangible assets subject to amortization as of March 31, 2013 and June 30, 2012 are as follows:

March 31, 2013	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(27,675)	$55,369
Season ticket holder relationships	73,124	(42,086)	31,038
Suite holder relationships	15,394	(11,192)	4,202
Other intangibles	4,217	(1,521)	2,696
	$175,779	$(82,474)	$93,305

June 30, 2012	Gross	Accumulated Amortization	Net
Affiliation agreements and affiliate relationships	$106,677	$(48,357)	$58,320
Season ticket holder relationships	75,005	(39,994)	35,011
Suite holder relationships	15,394	(10,142)	5,252
Broadcast rights	15,209	(14,992)	217
Other intangibles	11,739	(8,725)	3,014
	$224,024	$(122,210)	$101,814
The recorded amounts for the gross carrying values of certain intangible assets subject to amortization, and the related accumulated amortization, decreased during the nine months ended March 31, 2013 as those intangible assets became fully amortized.
The estimated useful lives of the Company's intangible assets subject to amortization as of March 31, 2013 are as follows:

Estimated Useful Lives
Affiliate relationships	24 years
Season ticket holder relationships	12 to 15 years
Suite holder relationships	11 years
Other intangibles	15 years

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Amortization expense was $2,600 and $4,130 for the three months ended March 31, 2013 and 2012, respectively. For the nine months ended March 31, 2013 and 2012 amortization expense was $8,509 and $15,827, respectively. Amortization expense for the nine months ended March 31, 2012 includes a pre-tax impairment charge of $3,112, which reflects the write-off of the remaining carrying value of certain intangible assets (see Note 4).
Note 8. Property and Equipment
As of March 31, 2013 and June 30, 2012, property and equipment (including equipment under capital leases) consisted of the following assets:

	March 31, 2013	June 30, 2012
Land	$92,828	$92,828
Buildings	800,392	604,504
Equipment	326,639	287,841
Aircraft	42,961	42,961
Furniture and fixtures	37,436	25,592
Leasehold improvements	152,162	148,572
Construction in progress (a)	97,591	202,926
	1,550,009	1,405,224
Less accumulated depreciation and amortization	(457,315)	(435,696)
	$1,092,694	$969,528
______________________

(a)	Construction in progress primarily relates to the Transformation.
Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the asset's estimated useful life. Depreciation is being accelerated for The Garden assets that are being removed as a result of the Transformation. Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $20,395 and $18,406 for the three months ended March 31, 2013 and 2012, respectively. Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $55,930 and $47,167 for the nine months ended March 31, 2013 and 2012, respectively. During the nine months ended March 31, 2013 the Company removed from its property and equipment accounts fully depreciated assets of The Garden.
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
The following is a summary of the change in the carrying amount of the asset retirement obligations during the nine months ended March 31, 2013:

Balance as of June 30, 2012	$12,218
Revisions in estimated liabilities	1,722
Accretion expense	11
Payments	(2,605)
Balance as of March 31, 2013	$11,346
As of March 31, 2013 and June 30, 2012, $11,134 and $10,377, respectively, of the total asset retirement obligations were recorded in other accrued liabilities, with the remaining balances recorded in other liabilities, in the accompanying consolidated balance sheets.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 9. Debt
Total debt of the Company consists of the following:

	March 31, 2013	June 30, 2012
Revolving Credit Facility	$—	$—
Related party capital lease obligations (a)	2,285	3,361
Total	$2,285	$3,361
__________________

(a)
Classified in other accrued liabilities and other liabilities in the accompanying consolidated balance sheets. During the nine months ended March 31, 2013, an adjustment was made, in accordance with the agreement, which reduced the Company's capital lease obligations and the carrying value of the corresponding capital lease asset.

Revolving Credit Facility
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders (the "Credit Agreement"), providing for a senior secured revolving credit facility of up to $375,000 with a term of five years (the "Revolving Credit Facility"). The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of March 31, 2013, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of March 31, 2013, there was $7,000 in letters of credit issued and outstanding under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility as of March 31, 2013 was $368,000.
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

•	Level III — Instruments whose significant value drivers are unobservable.
The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
March 31, 2013
Assets:
Money market accounts	$168,278	$—	$—	$168,278
Time deposits	40,259	—	—	40,259
Total assets measured at fair value	$208,537	$—	$—	$208,537
June 30, 2012
Assets:
Money market accounts	$79,994	$—	$—	$79,994
Time deposits	120,629	—	—	120,629
Available-for-sale securities (in other assets)	35,919	—	—	35,919
Total assets measured at fair value	$236,542	$—	$—	$236,542
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 12. Accumulated Other Comprehensive Income (Loss)
The following table details the components of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2012	$(21,216)	$(2,946)	$(24,162)
Other comprehensive income, before income taxes	1,488	5,087	6,575
Income tax expense	(633)	(2,141)	(2,774)
Balance as of March 31, 2013	$(20,361)	$—	$(20,361)

Balance as of June 30, 2011	$(17,441)	$2,208	$(15,233)
Other comprehensive income (loss), before income taxes	1,403	(8,100)	(6,697)
Income tax benefit (expense)	(595)	3,441	2,846
Balance as of March 31, 2012	$(16,633)	$(2,451)	$(19,084)
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
Additionally, the Company sponsors an unfunded non-contributory non-qualified defined benefit pension plan for the benefit of certain employees who participated in an underlying frozen qualified plan that was previously merged into the Cash Balance Pension Plan (the "Excess Plan"). As of December 31, 2007, the Excess Plan's benefits were frozen and the ability of participants to earn benefits for future services under this plan was eliminated.
The Cash Balance Plans, Union Plans, and Excess Plan are collectively referred to as the "Pension Plans."
The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain eligible employees hired prior to January 1, 2001 and their eligible dependents, as well as certain union employees ("Postretirement Plan").
Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan for the three and nine months ended March 31, 2013 and 2012 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$1,691	$1,639	$76	$54
Interest cost	1,705	1,724	93	89
Expected return on plan assets	(939)	(651)	—	—
Recognized actuarial loss (gain)	497	509	3	(5)
Amortization of prior service cost (credit)	6	6	(41)	(44)
Net periodic benefit cost	$2,960	$3,227	$131	$94

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$5,053	$4,918	$196	$161
Interest cost	5,150	5,172	261	269
Expected return on plan assets	(2,814)	(1,954)	—	—
Recognized actuarial loss (gain)	1,578	1,532	15	(16)
Amortization of prior service cost (credit)	19	19	(124)	(132)
Net periodic benefit cost	$8,986	$9,687	$348	$282
In addition, the Company sponsors qualified and non-qualified savings plans (the "Savings Plans") in which employees of the Company participate. Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $1,016 and $899 for the three months ended March 31, 2013 and 2012, respectively. For the nine months ended March 31, 2013 and 2012 expenses related to the Savings Plans were $2,658 and $2,333, respectively.
Note 14. Share-based Compensation
See Note 17 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2012 for more information regarding The Madison Square Garden Company 2010 Employee Stock Plan (the "Employee Stock Plan") and The Madison Square Garden Company 2010 Stock Plan for Non-Employee Directors (the "Non-Employee Director Plan"), as well as the treatment after the Distribution of share-based payment awards initially granted under Cablevision equity award programs.
Share-based Compensation Expense
Share-based compensation expense, which is recognized as selling, general and administrative expense, was $4,958 and $4,371 for the three months ended March 31, 2013 and 2012, respectively. Share-based compensation expense was $13,898 and $14,817 for the nine months ended March 31, 2013 and 2012, respectively.
Share-based Payment Award Activity
The following table summarizes activity relating to holders (including Company, Cablevision and AMC Networks Inc. ("AMC Networks") employees and directors) of the Company's stock options for the nine months ended March 31, 2013:

	Number of		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Non-Performance Vesting Options	Performance Vesting Options (a)
Balance, June 30, 2012	1,371	103	$9.55	2.82	$41,113
Exercised (b)	(1,033)	(68)	$8.53
Balance, March 31, 2013	338	35	$12.56	2.92	$16,817
Exercisable at March 31, 2013	313	35	$11.84	2.71	$15,944
_____________________

(a)	The Cablevision performance objective with respect to these awards has been achieved.

(b)
Stock options exercised during the nine months ended March 31, 2013 include 340 Company stock options that were exercised pursuant to a cashless exercise, of which approximately 189 Company stock options were surrendered to the Company in order to meet tax withholding requirements and for the exercise price of the stock options. The Company remitted to Cablevision $5,637, which represents the aggregate value on the exercise date of the stock options that were surrendered to the Company to meet tax withholding requirements. This amount is reflected as a financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2013 and has been classified as additional paid-in capital.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock for the options outstanding (and all exercisable) which were all in-the-money at March 31, 2013 and June 30, 2012, as applicable. For the nine months ended March 31, 2013 the aggregate intrinsic value of the Company's stock options exercised was $39,406, determined as of the date of option exercise.
The following table summarizes activity relating to a holder of the Company's Class A Common Stock restricted shares issued under the Employee Stock Plan for the nine months ended March 31, 2013:

	Restricted Shares	Weighted-Average Fair Value Per Share at Date of Grant
Unvested award balance, June 30, 2012	119	$21.90
Vested	(119)	$21.90
Unvested award balance, March 31, 2013	—	—
This award was subject to the achievement of a performance target and three-year cliff vesting, both of which have been achieved. The fair value of the shares vested during the nine months ended March 31, 2013 was $6,826.
The following table summarizes activity relating to holders of the Company's RSUs for the nine months ended March 31, 2013:

	Number of
	Non-Performance Vesting RSUs	Performance Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance, June 30, 2012	1,171	674	$24.11
Granted	333	120	$42.00
Vested	(332)	(301)	$22.87
Forfeited	(155)	—	$25.83
Unvested award balance, March 31, 2013	1,017	493	$29.82
The fair value of RSUs that vested during the nine months ended March 31, 2013 was $35,913. Upon vesting, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company's treasury shares. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 270 of these RSUs, with an aggregate value of $15,511 were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2013.
RSUs that were awarded under the Employee Stock Plan are subject to three-year cliff vesting, and certain RSUs are also subject to certain performance conditions. RSUs that were awarded by the Company to its employees will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
RSUs that were awarded to non-employee directors under the Non-Employee Director Plan were fully vested upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company has entered into various agreements with Cablevision in connection with, and subsequent to, the Distribution. These agreements include arrangements with respect to a number of ongoing commercial relationships including affiliation agreements for carriage of MSG Networks and Fuse. As a result of the distribution by Cablevision of all the outstanding common stock of AMC Networks to Cablevision shareholders (the "AMC Networks Distribution"), certain of those arrangements between Cablevision and the Company, as well as arrangements entered into subsequent to the AMC Networks Distribution, are with AMC Networks.
Revenues from related parties primarily consist of revenues recognized from the distribution of programming services to subsidiaries of Cablevision and include sponsorship revenue as well as in-kind advertising and promotional support received which is recognized as the benefits are realized. Revenues from related parties amounted to $46,169 and $44,648 for the three months ended March 31, 2013 and 2012, respectively. Revenues from related parties amounted to $131,271 and $126,143 for the nine months ended March 31, 2013 and 2012, respectively.
AMC Networks provide certain origination, master control and post production services to the Company. Amounts charged to the Company by AMC Networks for origination, master control and post production services amounted to $2,279 and $2,492 for the three months ended March 31, 2013 and 2012, respectively, and $6,952 and $7,470 for the nine months ended March 31, 2013 and 2012, respectively.
The Company incurs advertising expenses for services rendered by its related parties, primarily Cablevision, most of which are related to the utilization of in-kind advertising and promotional support, with an equal amount being recognized as revenue when the benefits are realized. Amounts recorded by the Company for such advertising expenses amounted to $3,027 and $2,827 for the three months ended March 31, 2013 and 2012, respectively, and $8,237 and $5,486 for the nine months ended March 31, 2013 and 2012, respectively.
Amounts charged to the Company by its related parties for corporate general and administrative expenses, primarily pursuant to transition/administrative services agreements with Cablevision, amounted to $417 and $682 for the three months ended March 31, 2013 and 2012, respectively, and $1,546 and $2,319 for the nine months ended March 31, 2013 and 2012, respectively.
In addition, the Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties, net of amounts charged to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman and a director of the Company, by the Company for office space equal to the allocated cost of such space, amounted to $1,006 and $1,205 for the three months ended March 31, 2013 and 2012, respectively, and $2,911 and $3,016 for the nine months ended March 31, 2013 and 2012, respectively.
Other
See Note 9 for information on the Company's capital lease obligations due to a related party.
See Note 14 for information on share-based payment awards initially granted under Cablevision equity award programs.
Note 16. Income Taxes
Income tax expense for the three and nine months ended March 31, 2013 was $27,517 and $78,902, respectively. The effective tax rate for the three months ended March 31, 2013 of 41.7% differs from the statutory federal rate of 35% due principally to state and local income taxes and the impact of nondeductible expenses partially offset by the tax benefit resulting from the domestic production activities deduction. The effective tax rate for the nine months ended March 31, 2013 of 42.7% differs from the statutory federal rate of 35% due principally to state and local income taxes, nondeductible expenses and an increase in federal income tax expense recorded in connection with the filing of the Company's 2011 income tax returns offset by the tax benefit resulting from the domestic production activities deduction.
Income tax expense for the three and nine months ended March 31, 2012 was $27,750 and $52,649, respectively. The effective tax rate for the three months ended March 31, 2012 of 47.2% differs from the statutory federal rate of 35% due primarily to state and local income taxes and to a lesser extent, the impact of nondeductible expenses. The effective tax rate for the nine months ended March 31, 2012 of 40.3% differs from the the statutory federal rate of 35% due to state and local income taxes and, to a lesser extent, the impact of nondeductible expenses partially offset by the impact of lower state tax rates on deferred tax liabilities.
The current federal tax liability of $40,291 and $25,582 as of March 31, 2013 and June 30, 2012, respectively, is reflected in other accrued liabilities in the accompanying consolidated balance sheets.

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
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, California, and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues
MSG Media	$184,666	$166,180	$500,974	$447,218
MSG Entertainment	35,491	34,342	217,390	213,168
MSG Sports	208,080	216,131	329,547	333,567
All other	124	82	335	82
Inter-segment eliminations (a)	(15,955)	(16,284)	(43,788)	(42,938)
	$412,406	$400,451	$1,004,458	$951,097
_________________

(a)
Primarily represents local media rights recognized by the Company's MSG Sports segment from the licensing of team related programming to the Company's MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Inter-segment revenues
MSG Entertainment	$27	$27	$63	$69
MSG Sports	15,928	16,257	43,725	42,869
	$15,955	$16,284	$43,788	$42,938

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
AOCF
MSG Media	$95,390	$65,347	$267,712	$192,718
MSG Entertainment	(13,078)	(12,764)	4,399	10,617
MSG Sports	11,649	29,316	(1,374)	8,933
All other (a)	(2,222)	(1,669)	(7,401)	(6,815)
	$91,739	$80,230	$263,336	$205,453

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Depreciation and amortization (including impairments)
MSG Media	$3,860	$5,238	$12,314	$19,393
MSG Entertainment	2,354	2,353	7,145	7,261
MSG Sports	2,364	2,742	7,962	8,209
All other (b)	14,417	12,203	37,018	28,131
	$22,995	$22,536	$64,439	$62,994

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Share-based compensation expense
MSG Media	$1,744	$1,564	$4,416	$4,488
MSG Entertainment	1,670	1,298	4,158	4,000
MSG Sports	1,142	1,193	2,943	3,673
All other	402	316	2,381	2,656
	$4,958	$4,371	$13,898	$14,817

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Operating income (loss)
MSG Media	$89,786	$58,545	$250,982	$168,837
MSG Entertainment	(17,102)	(16,415)	(6,904)	(644)
MSG Sports	8,143	25,381	(12,279)	(2,949)
All other	(17,041)	(14,188)	(46,800)	(37,602)
	$63,786	$53,323	$184,999	$127,642

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

A reconciliation of reportable segment operating income to the Company's consolidated income from operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Total operating income for reportable segments	$80,827	$67,511	$231,799	$165,244
Other operating loss	(17,041)	(14,188)	(46,800)	(37,602)
Operating income	63,786	53,323	184,999	127,642
Items excluded from operating income:
Interest income	530	606	1,682	1,733
Interest expense	(1,723)	(1,694)	(5,289)	(5,334)
Miscellaneous income (c)	3,373	6,590	3,475	6,590
Income from operations before income taxes	$65,966	$58,825	$184,867	$130,631

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Capital expenditures
MSG Media	$1,613	$1,664	$10,114	$4,738
MSG Entertainment	5,648	1,014	9,389	2,940
MSG Sports	843	322	2,160	1,276
All other (d)	29,270	83,268	175,024	343,185
	$37,374	$86,268	$196,687	$352,139
_________________

(a)	Consists of unallocated corporate general and administrative costs.

(b)
Principally includes depreciation and amortization expense on The Garden and The Theater at Madison Square Garden and certain corporate property, equipment and leasehold improvement assets not allocated to the Company's reportable segments.

(c)
Miscellaneous income for the three and nine months ended March 31, 2013 consists principally of a gain from the sale of all of the Company's holdings of Live Nation common stock. Miscellaneous income for the three and nine months ended March 31, 2012 consists principally of the recovery of certain claims in connection with a third party bankruptcy proceeding.

(d)	Consists principally of capital expenditures associated with the Transformation.
Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Note 18. Concentration of Risk
In connection with the Company's license agreement with the New Jersey Devils, the Company has approximately $43,000 and $2,000 recorded in other assets and other current assets, respectively, in the accompanying consolidated balance sheets as of March 31, 2013 and June 30, 2012. In addition, as of March 31, 2013 the Company has approximately $5,000 recorded in prepaid expenses in the accompanying consolidated balance sheet in connection with this license agreement.

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
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, California, and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended March 31, 2013 compared to the three and nine months ended March 31, 2012 on both a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity as well as an analysis of our cash flows for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.
Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.
Other. This section discusses other matters.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2013 versus the Three Months Ended March 31, 2012
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended March 31,				Increase (Decrease) in Net Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$412,406	100%	$400,451	100%	$11,955
Operating expenses:
Direct operating	246,442	60%	244,087	61%	(2,355)
Selling, general and administrative	79,183	19%	80,505	20%	1,322
Depreciation and amortization	22,995	6%	22,536	6%	(459)
Operating income	63,786	15%	53,323	13%	10,463
Other income (expense):
Interest expense, net	(1,193)	NM	(1,088)	NM	(105)
Miscellaneous	3,373	1%	6,590	2%	(3,217)
Income from operations before income taxes	65,966	16%	58,825	15%	7,141
Income tax expense	(27,517)	(7)%	(27,750)	(7)%	233
Net income	$38,449	9%	$31,075	8%	$7,374
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
As a result, the Rangers (as well as other NHL teams whose games are telecast on MSG Networks) played fewer regular season home and away games during the three months ended March 31, 2013 as compared to the comparable period of the prior year. During the three months ended March 31, 2013, the Rangers played 34 regular season games, of which 18 were home games and 16 were away games, as compared to 42 regular season games in the prior year quarter, of which 23 were home games and 19 were away games. In addition, the late start of the season resulted in a disproportionately higher percentage of Rangers-related revenues and expenses being recognized during the current year quarter as compared to the prior year quarter. While the NHL work stoppage and the waiver of a Rangers player which was allowed under the terms of the new NHL CBA, together, negatively impacted the Company's and MSG Sports segments' AOCF and operating income during the three months ended March 31, 2013, the NHL work stoppage contributed to an increase in AOCF and operating income in the MSG Media segment as compared to the comparable period of the prior year.
A disproportionately higher percentage of Rangers-related revenues and expenses will be recognized during the fourth quarter of our fiscal 2013 year as compared to the comparable period of the prior year.
In addition, the comparability of the results of operations of the Company and the MSG Media and MSG Sports segments for the three months ended March 31, 2013 as compared to the prior year quarter was impacted by last year's NBA work stoppage, which resulted in a shortened 66-game 2011-12 regular season, with those games primarily taking place in the third quarter of our fiscal 2012 year. As a result of last year's compressed regular season schedule, the Knicks played fewer regular season home and away games during the three months ended March 31, 2013 as compared to the comparable period of the prior year. During the three months ended March 31, 2013, the Knicks played 42 regular season games, of which 23 were home games and 19 were away games, as compared to 49 regular season games in the prior year quarter, of which 27 were home games and 22 were away games. In addition, the delayed start of the 2011-12 season resulted in a disproportionately lower percentage of Knicks-related revenues and expenses being recognized during the current fiscal quarter as compared to the prior year quarter.

A disproportionately lower percentage of Knicks-related revenues and expenses will be recognized during the fourth quarter of our fiscal 2013 year as compared to the comparable period of the prior year.
See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.
Revenues
Revenues for the three months ended March 31, 2013 increased $11,955, or 3%, to $412,406 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$18,486
Increase in MSG Entertainment segment revenues	1,149
Decrease in MSG Sports segment revenues	(8,051)
Increase in other revenues	42
Inter-segment eliminations	329
$11,955
See above for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2013 increased $2,355, or 1%, to $246,442 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Decrease in MSG Media segment expenses	$(7,373)
Increase in MSG Entertainment segment expenses	655
Increase in MSG Sports segment expenses	8,745
Increase in other expenses	1
Inter-segment eliminations	327
$2,355
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2013 decreased $1,322, or 2%, to $79,183 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(4,004)
Increase in MSG Entertainment segment expenses	1,180
Increase in MSG Sports segment expenses	820
Increase in other expenses	680
Inter-segment eliminations	2
$(1,322)
The increase in other expenses was primarily driven by higher employee compensation and related benefits and professional fees.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2013 increased $459, or 2%, to $22,995 as compared to the comparable period of the prior year due to an increase in depreciation and amortization expense on property and equipment significantly offset by lower amortization of intangible assets. The increase in depreciation and amortization expense on property and equipment was primarily due to the ongoing Transformation, which resulted in higher depreciation expense on property and equipment placed into service partially offset by lower depreciation expense of capitalized costs associated with asset retirement obligations (see Note 8 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q). The decrease in amortization of intangible assets was due to the lower amortization resulting from certain intangible assets becoming fully amortized.

Miscellaneous income
Miscellaneous income for the three months ended March 31, 2013 includes a pre-tax gain of approximately $3,100 from the sale of all of the Company's holdings of Live Nation common stock (see Note 6 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q). Miscellaneous income for the three months ended March 31, 2012 reflects approximately $6,600 related to the recovery of certain claims in connection with a third party bankruptcy proceeding.
Income taxes
Income tax expense for the three months ended March 31, 2013 was $27,517. The effective tax rate of 41.7% differs from the statutory federal rate of 35% due principally to state and local income taxes and the impact of nondeductible expenses partially offset by the tax benefit resulting from the domestic production activities deduction.
Income tax expense for the three months ended March 31, 2012 was $27,750. The effective tax rate of 47.2% differs from the statutory federal rate of 35% primarily due to state and local income taxes and, to a lesser extent, the impact of nondeductible expenses.
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

	Three Months Ended		Increase in AOCF
	March 31,
	2013	2012
Operating income	$63,786	$53,323	$10,463
Share-based compensation	4,958	4,371	587
Depreciation and amortization	22,995	22,536	459
AOCF	$91,739	$80,230	$11,509
AOCF for the three months ended March 31, 2013 increased $11,509, or 14%, to $91,739 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$30,043
Decrease in AOCF of the MSG Entertainment segment	(314)
Decrease in AOCF of the MSG Sports segment	(17,667)
Other net decreases	(553)
$11,509
Other net decreases were primarily driven by higher employee compensation and related benefits and professional fees.
See above for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.

Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Three Months Ended March 31,				Increase in Operating Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$184,666	100%	$166,180	100%	$18,486
Direct operating expenses	62,033	34%	69,406	42%	7,373
Selling, general and administrative expenses	28,987	16%	32,991	20%	4,004
Depreciation and amortization	3,860	2%	5,238	3%	1,378
Operating income	$89,786	49%	$58,545	35%	$31,241
The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	March 31,
	2013	2012
Operating income	$89,786	$58,545	$31,241
Share-based compensation	1,744	1,564	180
Depreciation and amortization	3,860	5,238	(1,378)
AOCF	$95,390	$65,347	$30,043
Revenues
Revenues for the three months ended March 31, 2013 increased $18,486, or 11%, to $184,666 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue	$16,792
Increase in advertising revenue	1,785
Other net decreases	(91)
$18,486
The increase in affiliation fee revenue was primarily due to the impact of MSG Networks being carried by Time Warner Cable (“TWC”) for the entire fiscal 2013 third quarter versus not being carried from January 1st through February 16th of the prior year quarter and higher affiliation rates, with the overall increase being partially offset by the impact of revenue recognized in the prior year quarter related to TWC's carriage of Fuse during calendar 2011 in connection with the TWC carriage agreement entered into in February 2012.
The increase in advertising revenue was primarily due to higher advertising sales at Fuse. Advertising revenue at MSG Networks decreased slightly as compared to the comparable period of the prior year largely driven by the impact of fewer NBA telecasts as a result of the Knicks' compressed schedule in the prior year quarter combined with the impact of fewer NHL telecasts as a result of the NHL work stoppage, as well as other advertising revenue decreases, largely offset by higher Knicks per-game advertising revenue.
See “— Comparison of the Three Months Ended March 31, 2013 versus the Three Months Ended March 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.

Direct operating expenses
Direct operating expenses for the three months ended March 31, 2013 decreased $7,373, or 11%, to $62,033 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in programming acquisition costs (rights fees)	$(7,261)
Decrease in non-rights related programming costs	(112)
$(7,373)
The decrease in programming acquisition costs (rights fees) was primarily due to the NHL work stoppage.
The decrease in non-rights related programming costs was primarily due to a decrease in programming costs at MSG Networks largely offset by higher costs associated with Fuse programming.
Fuse programming expenses have increased year-over-year in each of the first three quarters of this fiscal year and are expected to increase in the fourth quarter relative to the third quarter.  However, we now expect that the year-over-year increase for the full fiscal year will be the result of the increase in the first half of fiscal 2013.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2013 decreased $4,004, or 12%, to $28,987 as compared to the comparable period of the prior year primarily due to a decrease in marketing costs partially offset by higher allocated corporate general and administrative costs. The decrease in marketing costs was primarily driven by the absence of certain marketing expenses related to an affiliate dispute which were incurred during the prior year quarter.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2013 decreased $1,378, or 26%, to $3,860 as compared to the comparable period of the prior year primarily due to lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized.
AOCF
AOCF for the three months ended March 31, 2013 increased $30,043, or 46%, to $95,390 as compared to the comparable period of the prior year primarily driven by an increase in revenues and lower direct operating expenses and selling, general and administrative expenses, as discussed above.
See “— Comparison of the Three Months Ended March 31, 2013 versus the Three Months Ended March 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Three Months Ended March 31,				(Increase) Decrease in Operating Loss
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$35,491	100%	$34,342	100%	$1,149
Direct operating expenses	32,796	92%	32,141	94%	(655)
Selling, general and administrative expenses	17,443	49%	16,263	47%	(1,180)
Depreciation and amortization	2,354	7%	2,353	7%	(1)
Operating loss	$(17,102)	(48)%	$(16,415)	(48)%	$(687)

The following is a reconciliation of operating loss to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	March 31,
	2013	2012
Operating loss	$(17,102)	$(16,415)	$(687)
Share-based compensation	1,670	1,298	372
Depreciation and amortization	2,354	2,353	1
AOCF	$(13,078)	$(12,764)	$(314)
Revenues
Revenues for the three months ended March 31, 2013 increased $1,149, or 3%, to $35,491 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in event-related revenues at The Theater at Madison Square Garden	$2,635
Increase in venue related sponsorship and signage and suite rental fee revenues	1,826
Increase in event-related revenues at the Beacon Theatre	1,651
Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	(2,687)
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	(1,234)
Decrease in event-related revenues at The Chicago Theatre	(785)
Other net decreases	(257)
$1,149
The increases in event-related revenues at The Theater at Madison Square Garden and the Beacon Theatre were primarily due to the increases in the number of events held at these venues during the three months ended March 31, 2013 as compared to the comparable period of the prior year.
The increase in venue related sponsorship and signage and suite rental fee revenues primarily reflects higher suite rental fee revenues as a result of new suite/club products which have come online partially offset by the impact of the planned reduction in certain suite products as a result of the Transformation.
The decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise was primarily due to no scheduled performances at Radio City Music Hall during the fiscal 2013 third quarter versus performances during the prior year quarter.
The decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily driven by the decrease in the number of events held at the venue partially offset by an increase in revenues due to a change in the mix of events during the three months ended March 31, 2013 as compared to the comparable period of the prior year.
The decrease in event-related revenues at The Chicago Theatre was primarily due to fewer events held at the venue during the three months ended March 31, 2013 as compared to the comparable period of the prior year.

Direct operating expenses
Direct operating expenses for the three months ended March 31, 2013 increased $655, or 2%, to $32,796 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in venue operating costs, primarily associated with Radio City Music Hall and the Forum (which the Company acquired in June 2012)	$1,651
Increase in event-related direct operating expenses at The Theater at Madison Square Garden	1,367
Increase in event-related direct operating expenses at the Beacon Theatre	858
Decrease in direct operating expenses related to the presentation of the Radio City Christmas Spectacular franchise	(1,808)
Decrease in event-related direct operating expenses at The Chicago Theatre	(563)
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	(495)
Other net decreases	(355)
$655
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2013 increased $1,180, or 7%, to $17,443 as compared to the comparable period of the prior year primarily due to an increase in employee compensation and related benefits, which includes costs associated with MSG Entertainment business development initiatives, and higher allocated corporate general and administrative costs.
AOCF
AOCF loss increased for the three months ended March 31, 2013 as compared to the comparable period of the prior year by $314, or 2%, to $13,078 primarily attributable to an increase in selling, general and administrative expenses and higher direct operating expenses, partially offset by an increase in revenues, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Three Months Ended March 31,				Increase (Decrease) in Operating Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$208,080	100%	$216,131	100%	$(8,051)
Direct operating expenses	167,447	80%	158,702	73%	(8,745)
Selling, general and administrative expenses	30,126	14%	29,306	14%	(820)
Depreciation and amortization	2,364	1%	2,742	1%	378
Operating income	$8,143	4%	$25,381	12%	$(17,238)
The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Decrease in AOCF
	March 31,
	2013	2012
Operating income	$8,143	$25,381	$(17,238)
Share-based compensation	1,142	1,193	(51)
Depreciation and amortization	2,364	2,742	(378)
AOCF	$11,649	$29,316	$(17,667)

Revenues
Revenues for the three months ended March 31, 2013 decreased $8,051, or 4%, to $208,080 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in professional sports teams' pre/regular season ticket-related revenue	$(5,582)
Decrease in revenues from NHL and NBA distributions	(4,522)
Decrease in event-related revenues from other live sporting events	(4,213)
Decrease in professional sports teams' food, beverage and merchandise sales	(2,127)
Increase in suite rental fee revenue	7,853
Increase in professional sports teams' sponsorship and signage revenues	2,661
Other net decreases	(2,121)
$(8,051)
The decrease in professional sports teams' pre/regular season ticket-related revenue was primarily due to the Knicks having played a compressed schedule in the prior year quarter as compared to the current year quarter as the Knicks returned to a full regular season schedule and, to a lesser extent, the impact of the NHL work stoppage, partially offset by higher average per-game revenue for our professional sports teams, inclusive of the impact of the temporary reduction in seating capacity due to the Transformation.
The decrease in revenues from NHL and NBA distributions reflects the impact of the compressed 2011-12 NBA season during the comparable period of the prior year.
The decrease in event-related revenues from other live sporting events was primarily due to a decrease in the number of events during the three months ended March 31, 2013 as compared to the comparable period of the prior year. Event-related revenues from other live sporting events include ticket-related revenues, venue license fees we charge to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.
The decrease in professional sports teams' food, beverage and merchandise sales was primarily due to fewer NHL and NBA home games played during the three months ended March 31, 2013 as compared to the comparable period of the prior year partially offset by higher average spending per patron (per caps).
The increase in suite rental fee revenue was primarily due to new suite/club products which have come online partially offset by the impact of the planned reduction in certain suite products as a result of the Transformation and, to a lesser extent, the impact of the NHL work stoppage.
The increase in professional sports teams' sponsorship and signage revenues was primarily attributable to expanded inventory and new sponsor relationships as a result of the Transformation and, to a lesser extent, the impact of the compressed 2011-12 NBA season during the comparable period of the prior year. These increases were partially offset by the impact of the NHL work stoppage.
See “— Comparison of the Three Months Ended March 31, 2013 versus the Three Months Ended March 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2013 increased $8,745, or 6%, to $167,447 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$10,589
Increase in team personnel compensation	2,891
Increase in net provisions for NBA luxury tax and NBA and NHL revenue sharing expense	368
Decrease in event-related expenses associated with other live sporting events	(2,537)
Decrease in professional sports teams' expense associated with food, beverage and merchandise sales	(910)
Other net decreases	(1,656)
$8,745

Net provisions for certain team personnel transactions (including the impact of NBA luxury tax), NBA luxury tax and NBA and NHL revenue sharing expense were as follows:

	Three Months Ended
	March 31,
	2013	2012	Increase
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$15,238	$4,649	$10,589
Net provisions for NBA luxury tax and NBA and NHL revenue sharing expense	12,365	11,997	368
Team personnel transactions for the three months ended March 31, 2013 reflect provisions recorded for waivers/contract terminations and season-ending player injuries of $9,967 and $5,018, respectively, and player trades of $253. Team personnel transactions for the three months ended March 31, 2012 reflect provisions recorded for waivers/contract terminations and season-ending player injuries of $4,242 and $407, respectively.
The increase in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense reflects higher NBA luxury tax of $3,499 largely offset by lower net provisions for NBA and NHL revenue sharing expense of $3,131. The increase in net provisions for NBA luxury tax for the three months ended March 31, 2013 was due to the Knicks not being a gross luxury tax payer for the 2011-12 season; we expect the Knicks to be a luxury tax payer for the 2012-13 season. The decrease in net provisions for NBA and NHL revenue sharing expense was primarily attributable to higher estimated NBA player escrow recoveries, including the impact of the compressed 2011-12 NBA season, and the impact of the NHL work stoppage. The actual amounts for the 2012-13 season may vary significantly from the recorded provision based on actual operating results for the league and the teams for the season and other factors.
See Note 2 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q for a discussion of the principal aspects of the new NHL CBA.
The increase in team personnel compensation was primarily due to overall salary increases and the impact of roster changes and, to a lesser extent, the impact of the NHL work stoppage, including the amortization of the NHL transition payments as required under the new NHL CBA, largely offset by the impact of the compressed 2011-12 NBA season.
Other net decreases reflect the impact of the compressed 2011-12 NBA season and, to a lesser extent, the NHL work stoppage on team operating expenses, with the overall decline being largely offset by the impact of other team operating expense increases.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2013 increased $820, or 3%, to $30,126 as compared to the comparable period of the prior year. The increase was primarily driven by an increase in allocated corporate general and administrative costs and higher professional fees partially offset by a decrease in employee compensation and related benefits.
AOCF
AOCF for the three months ended March 31, 2013 decreased $17,667, or 60%, to $11,649 as compared to the comparable period of the prior year, primarily attributable to an increase in direct operating expenses and lower revenues, as discussed above.
See “— Comparison of the Three Months Ended March 31, 2013 versus the Three Months Ended March 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.

Comparison of the Nine Months Ended March 31, 2013 versus the Nine Months Ended March 31, 2012
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Nine Months Ended March 31,				Increase (Decrease) in Net Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,004,458	100%	$951,097	100%	$53,361
Operating expenses:
Direct operating	526,360	52%	540,485	57%	14,125
Selling, general and administrative	228,660	23%	219,976	23%	(8,684)
Depreciation and amortization (including impairments)	64,439	6%	62,994	7%	(1,445)
Operating income	184,999	18%	127,642	13%	57,357
Other income (expense):
Interest expense, net	(3,607)	NM	(3,601)	NM	(6)
Miscellaneous	3,475	NM	6,590	1%	(3,115)
Income from operations before income taxes	184,867	18%	130,631	14%	54,236
Income tax expense	(78,902)	(8)%	(52,649)	(6)%	(26,253)
Net income	$105,965	11%	$77,982	8%	$27,983
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
As a result, the Rangers (as well as other NHL teams whose games are telecast on MSG Networks) played fewer regular season home and away games during the nine months ended March 31, 2013 as compared to the comparable period of the prior year. During the nine months ended March 31, 2013, the Rangers played 34 regular season games, of which 18 were home games and 16 were away games, as compared to 78 regular season games in the prior year period, of which 39 were home games and 39 were away games. In addition, the impact of the change in the Rangers schedule resulted in a disproportionately lower percentage of Rangers-related revenues and expenses being recognized during the nine months ended March 31, 2013 as compared to the prior year period. While the NHL work stoppage and the waiver of a Rangers player which was allowed under the terms of the new NHL CBA, together, negatively impacted the Company's and the MSG Sports and MSG Media segments' revenues and the Company's and MSG Sports segment's AOCF and operating income during the nine months ended March 31, 2013, the NHL work stoppage contributed to an increase in AOCF and operating income in the MSG Media segment as compared to the comparable period of the prior year.
A disproportionately higher percentage of Rangers-related revenues and expenses will be recognized during the fourth quarter of our fiscal 2013 year as compared to the comparable period of the prior year.
In addition, the comparability of the results of operations of the Company and the MSG Media and MSG Sports segments for the nine months ended March 31, 2013 as compared to the prior year period was impacted by last year's NBA work stoppage, which resulted in a shortened 66-game 2011-12 regular season. As a result, the Knicks played more regular season home and away games during the nine months ended March 31, 2013 as compared to the comparable period of the prior year. During the nine months ended March 31, 2013, the Knicks played 72 regular season games, of which 37 were home games and 35 were away games, as compared to 53 regular season games in the prior year period, of which 28 were home games and 25 were away games. In addition, the delayed start of the 2011-12 season resulted in a disproportionately higher percentage of Knicks-related revenues and expenses being recognized during the nine months ended March 31, 2013 as compared to the comparable period of the prior year.

A disproportionately lower percentage of Knicks-related revenues and expenses will be recognized during the fourth quarter of our fiscal 2013 year as compared to the comparable period of the prior year.
See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.
Revenues
Revenues for the nine months ended March 31, 2013 increased $53,361, or 6%, to $1,004,458 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$53,756
Increase in MSG Entertainment segment revenues	4,222
Decrease in MSG Sports segment revenues	(4,020)
Increase in other revenues	253
Inter-segment eliminations	(850)
$53,361
See above for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2013 decreased $14,125, or 3%, to $526,360 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(22,146)
Increase in MSG Entertainment segment expenses	7,623
Increase in MSG Sports segment expenses	1,276
Decrease in other expenses	(1)
Inter-segment eliminations	(877)
$(14,125)

Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2013 increased $8,684, or 4%, to $228,660 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$836
Increase in MSG Entertainment segment expenses	2,975
Increase in MSG Sports segment expenses	4,281
Increase in other expenses	565
Inter-segment eliminations	27
$8,684
The increase in other expenses was primarily driven by higher charitable contributions and employee compensation and related benefits, partially offset by a decrease in professional fees.
Depreciation and amortization (including impairments)
Depreciation and amortization (including impairments) for the nine months ended March 31, 2013 increased $1,445, or 2%, to $64,439 as compared to the comparable period of the prior year due to higher depreciation and amortization expense on property and equipment significantly offset by lower amortization of intangible assets. The increase in depreciation and amortization expense on property and equipment was primarily due to the ongoing Transformation, which resulted in higher depreciation expense on property and equipment placed into service partially offset by lower depreciation expense of capitalized costs associated with asset retirement obligations (see Note 8 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q). The decrease in amortization of intangible assets was due to lower amortization resulting from certain intangible assets becoming fully amortized and the absence of an impairment charge of $3,112 which was recorded during the nine months ended March 31, 2012 to write-off the remaining carrying value of certain intangible assets (see Note 4 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q).
Miscellaneous income
Miscellaneous income for the nine months ended March 31, 2013 includes a pre-tax gain of approximately $3,100 from the sale of all of the Company's holdings of Live Nation common stock (see Note 6 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q). Miscellaneous income for the nine months ended March 31, 2012 reflects approximately $6,600 related to the recovery of certain claims in connection with a third party bankruptcy proceeding.
Income taxes
Income tax expense for the nine months ended March 31, 2013 was $78,902. The effective tax rate of 42.7% differs from the statutory federal rate of 35% due principally to state and local income taxes, nondeductible expenses and an increase in federal income tax expense recorded in connection with the filing of the Company's 2011 income tax returns offset by the tax benefit resulting from the domestic production activities deduction.
Income tax expense for the nine months ended March 31, 2012 was $52,649. The effective tax rate of 40.3% differs from the statutory federal rate of 35% due to state and local income taxes and, to a lesser extent, the impact of nondeductible expenses partially offset by the impact of lower state tax rates on deferred tax liabilities.
 AOCF
The following is a reconciliation of operating income to AOCF:

	Nine Months Ended		Increase (Decrease) in AOCF
	March 31,
	2013	2012
Operating income	$184,999	$127,642	$57,357
Share-based compensation	13,898	14,817	(919)
Depreciation and amortization (including impairments)	64,439	62,994	1,445
AOCF	$263,336	$205,453	$57,883
AOCF for the nine months ended March 31, 2013 increased $57,883, or 28%, to $263,336 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$74,994
Decrease in AOCF of the MSG Entertainment segment	(6,218)
Decrease in AOCF of the MSG Sports segment	(10,307)
Other net decreases	(586)
$57,883
Other net decreases were primarily driven by higher charitable contributions and employee compensation and related benefits partially offset by a decrease in professional fees.
See above for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.

Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Nine Months Ended March 31,				Increase (Decrease) in Operating Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$500,974	100%	$447,218	100%	$53,756
Direct operating expenses	152,362	30%	174,508	39%	22,146
Selling, general and administrative expenses	85,316	17%	84,480	19%	(836)
Depreciation and amortization (including impairments)	12,314	2%	19,393	4%	7,079
Operating income	$250,982	50%	$168,837	38%	$82,145
The following is a reconciliation of operating income to AOCF:

	Nine Months Ended		Increase (Decrease) in AOCF
	March 31,
	2013	2012
Operating income	$250,982	$168,837	$82,145
Share-based compensation	4,416	4,488	(72)
Depreciation and amortization (including impairments)	12,314	19,393	(7,079)
AOCF	$267,712	$192,718	$74,994
Revenues
Revenues for the nine months ended March 31, 2013 increased $53,756, or 12%, to $500,974 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue	$38,920
Increase in advertising revenue	6,605
Other net increases	8,231
$53,756
The increase in affiliation fee revenue was primarily due to higher affiliation rates and, to a lesser extent, the impact of MSG Networks being carried by TWC for the entire fiscal 2013 period versus not being carried from January 1st through February 16th of the prior fiscal period, with the overall increase being partially offset by the net impact of recorded provisions, principally related to the NHL work stoppage, and the impact of revenue recognized in the comparable period of the prior year related to TWC's carriage of Fuse during calendar 2011 with the TWC carriage agreement entered into in February 2012.
The increase in advertising revenue was primarily driven by higher advertising sales at both MSG Networks and Fuse. The increase at MSG Networks reflects higher Knicks per-game advertising revenue and more NBA telecasts as the Knicks returned to a full regular season schedule partially offset by the fewer NHL telecasts as a result of the NHL work stoppage.
Other net increases were primarily due to a short-term programming licensing agreement entered into during the third quarter of the prior fiscal year for which revenue will be recognized until the agreement's expiration in April 2013.
See “— Comparison of the Nine Months Ended March 31, 2013 versus the Nine Months Ended March 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.

Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2013 decreased $22,146, or 13%, to $152,362 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in programming acquisition costs (rights fees)	$(23,722)
Increase in non-rights related programming costs	1,576
$(22,146)
The decrease in programming acquisition costs (rights fees) was primarily due to a decline in professional sports teams rights fees driven mainly by the NHL work stoppage partially offset by the Knicks' return to a full regular season schedule, including rights fees from the licensing of team related programming to MSG Media from the MSG Sports segment.
The increase in non-rights related programming costs was primarily driven by higher costs associated with Fuse programming significantly offset by the impact of the NHL work stoppage.
Fuse programming expenses have increased year-over-year in each of the first three quarters of this fiscal year and are expected to increase in the fourth quarter relative to the third quarter.  However, we now expect that the year-over-year increase for the full fiscal year will be the result of the increase in the first half of fiscal 2013.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2013 increased $836, or 1%, to $85,316 as compared to the comparable period of the prior year primarily due to an increase in employee compensation and related benefits and, to a lesser extent, higher allocated corporate general and administrative costs largely offset by a decrease in marketing costs. The decrease in marketing costs was primarily driven by the absence of certain marketing expenses related to an affiliate dispute which were incurred during the prior year period partially offset by higher marketing of programming initiatives.
Depreciation and amortization (including impairments)
Depreciation and amortization (including impairments) for the nine months ended March 31, 2013 decreased $7,079, or 37%, to $12,314 as compared to the comparable period of the prior year primarily due to lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized and the absence of an impairment charge of $3,112 recorded during the nine months ended March 31, 2012 to write-off the remaining carrying value of certain intangible assets (see Note 4 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q).
AOCF
AOCF for the nine months ended March 31, 2013 increased $74,994, or 39%, to $267,712 as compared to the comparable period of the prior year primarily driven by an increase in revenues and lower direct operating expenses, as discussed above.
See “— Comparison of the Nine Months Ended March 31, 2013 versus the Nine Months Ended March 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.

MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Nine Months Ended March 31,				(Increase) Decrease in Operating Loss
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$217,390	100%	$213,168	100%	$4,222
Direct operating expenses	166,770	77%	159,147	75%	(7,623)
Selling, general and administrative expenses	50,379	23%	47,404	22%	(2,975)
Depreciation and amortization	7,145	3%	7,261	3%	116
Operating loss	$(6,904)	(3)%	$(644)	NM	$(6,260)

_________________
NM – Percentage is not meaningful
The following is a reconciliation of operating loss to AOCF:

	Nine Months Ended		Increase (Decrease) in AOCF
	March 31,
	2013	2012
Operating loss	$(6,904)	$(644)	$(6,260)
Share-based compensation	4,158	4,000	158
Depreciation and amortization	7,145	7,261	(116)
AOCF	$4,399	$10,617	$(6,218)
Revenues
Revenues for the nine months ended March 31, 2013 increased $4,222, or 2%, to $217,390 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in event-related revenues at The Theater at Madison Square Garden	$7,593
Increase in venue related sponsorship and signage and suite rental fee revenues	4,054
Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	(5,704)
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	(2,494)
Other net increases	773
$4,222
The increase in event-related revenues at The Theater at Madison Square Garden was primarily due to the increase in the number of events held at the venue during the nine months ended March 31, 2013 as compared to the comparable period of the prior year.
The increase in venue related sponsorship and signage and suite rental fee revenues primarily reflects higher suite rental fee revenue as a result of new suite/club products which have come online combined with the impact of more sponsor relationships partially offset by the impact of the planned reduction in certain suite products as a result of the Transformation.
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
The decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily due to fewer scheduled performances of Cirque du Soleil's Zarkana largely offset by an increase in revenues associated with other events.

Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2013 increased $7,623, or 5%, to $166,770 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in event-related direct operating expenses at The Theater at Madison Square Garden	$4,806
Increase in venue operating costs, primarily associated with the Forum (which the Company acquired in June 2012)	1,468
Increase in direct operating expenses related to the presentation of the Radio City Christmas Spectacular franchise	629
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	(2,126)
Other net increases	2,846
$7,623
The increase in direct operating expenses related to the presentation of the Radio City Christmas Spectacular franchise was primarily due to a pre-tax impairment charge of $4,982 recorded during the nine months ended March 31, 2013 related to a theatrical production of the show that played in three markets outside of New York during the 2012 holiday season. As a result of the financial performance of these markets, the Company recorded a pre-tax impairment charge for the remaining unamortized deferred costs of assets related to this theatrical production outside of New York. The impact of the impairment charge was largely offset by a decrease in direct operating expenses associated with the Radio City Music Hall production and the theatrical production of the show outside of New York.
Other net increases reflect increased costs associated with MSG Entertainment business development initiatives.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2013 increased $2,975, or 6%, to $50,379 as compared to the comparable period of the prior year primarily due to an increase in employee compensation and related benefits, which includes costs associated with MSG Entertainment business development initiatives.
AOCF
AOCF for the nine months ended March 31, 2013 decreased $6,218, or 59%, to $4,399 as compared to the comparable period of the prior year primarily attributable to an increase in direct operating expenses and higher selling, general and administrative expenses, partially offset by an increase in revenues, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Nine Months Ended March 31,				(Increase) Decrease in Operating Loss
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$329,547	100%	$333,567	100%	$(4,020)
Direct operating expenses	250,732	76%	249,456	75%	(1,276)
Selling, general and administrative expenses	83,132	25%	78,851	24%	(4,281)
Depreciation and amortization	7,962	2%	8,209	2%	247
Operating loss	$(12,279)	(4)%	$(2,949)	(1)%	$(9,330)

The following is a reconciliation of operating loss to AOCF:

	Nine Months Ended		Decrease in AOCF
	March 31,
	2013	2012
Operating loss	$(12,279)	$(2,949)	$(9,330)
Share-based compensation	2,943	3,673	(730)
Depreciation and amortization	7,962	8,209	(247)
AOCF	$(1,374)	$8,933	$(10,307)
Revenues
Revenues for the nine months ended March 31, 2013 decreased $4,020, or 1%, to $329,547 as compared to the comparable period of the prior year. The net decrease is attributable to the following:

Decrease in event-related revenues from other live sporting events	$(7,728)
Decrease in professional sports teams' pre/regular season ticket-related revenue	(6,415)
Decrease in professional sports teams' food, beverage and merchandise sales	(3,316)
Increase in suite rental fee revenue	9,189
Increase in professional sports teams' sponsorship and signage revenues	3,707
Increase in revenues from NHL and NBA distributions	1,506
Increase in broadcast rights fees from MSG Media	878
Other net decreases	(1,841)
$(4,020)
The decrease in event-related revenues from other live sporting events was primarily due to a decrease in the number of events during the nine months ended March 31, 2013 as compared to the comparable period of the prior year. Event-related revenues from other live sporting events include ticket-related revenues, venue license fees we charge to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.
The decrease in professional sports teams' pre/regular season ticket-related revenue was primarily driven by the impact of the NHL work stoppage. This decrease was largely offset by the Knicks' return to a full regular season schedule which resulted in a greater percentage of Knicks ticket-related revenue being recognized during the nine months ended March 31, 2013 as compared to the comparable period of the prior year and, to a lesser extent, higher average per-game revenue for our professional sports teams, inclusive of the impact of the temporary reduction in seating capacity due to the Transformation.
The decrease in professional sports teams' food, beverage and merchandise sales was primarily due to fewer NHL home games played, partially offset by more NBA home games played during the nine months ended March 31, 2013 as compared to the comparable period of the prior year, and, to a lesser extent, higher average spending per patron (per caps).
The increase in suite rental fee revenue was primarily due to new suite/club products which have come online partially offset by the impact of the planned reduction in certain suite products as a result of the Transformation and the NHL work stoppage.
The increase in professional sports teams' sponsorship and signage revenues was primarily attributable to the Knicks' return to a full regular season schedule, and expanded inventory and new sponsor relationships as a result of the Transformation. These increases were partially offset by the impact of the NHL work stoppage.
The increase in revenues from NHL and NBA distributions was primarily due to the Knicks' return to a full regular season schedule and, to a lesser extent, other league related increases partially offset by the impact of the NHL work stoppage.
The increase in broadcast rights fees from MSG Media reflects the impact of the Knicks' return to a full regular season schedule offset by the impact of the NHL work stoppage.
See “— Comparison of the Nine Months Ended March 31, 2013 versus the Nine Months Ended March 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.

Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2013 increased $1,276, or 1%, to $250,732 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in net provisions for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs)	$3,694
Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	3,550
Increase in team personnel compensation	1,196
Decrease in event-related expenses associated with other live sporting events	(4,837)
Decrease in professional sports teams' expense associated with food, beverage and merchandise sales	(1,245)
Other net decreases	(1,082)
$1,276
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax), NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs) were as follows:

	Nine Months Ended
	March 31,
	2013	2012	Increase
Net provisions for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs)	$18,093	$14,399	$3,694
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	18,094	14,544	3,550
The increase in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects higher NBA luxury tax of $6,156 partially offset by lower net provisions for NBA and NHL revenue sharing expense of $2,462. The increase in provisions for NBA luxury tax for the nine months ended March 31, 2013 was due to the Knicks not being a gross luxury tax payer for the 2011-12 season; we expect the Knicks to be a luxury tax payer for the 2012-13 season. The decrease in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) was primarily attributable to the impact of the NHL work stoppage and an adjustment to the 2011-12 season revenue sharing expense partially offset by higher estimated NBA revenue sharing for the 2012-13 season as a result of the Knicks' return to a full regular season schedule. The actual amounts for the 2012-13 season may vary significantly from the recorded provision based on actual operating results for the league and the teams for the season and other factors.
See Note 2 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q for a discussion of the principal aspects of the new NHL CBA.
Team personnel transactions for the nine months ended March 31, 2013 reflect provisions recorded for player waivers/contract terminations and season-ending player injuries of $10,167 and $7,079, respectively, and player trades of $848. Team personnel transactions for the nine months ended March 31, 2012 primarily reflect provisions recorded for player waivers/contract terminations and season-ending player injuries of $14,062 and $407, respectively.
The increase in team personnel compensation was primarily due to the impact of the Knicks' return to a full regular season schedule, and overall salary increases and the impact of roster changes largely offset by the NHL work stoppage.
Other net decreases reflect the impact of the NHL work stoppage and, to a lesser extent, a league expense recoupment that is not expected to be recurring and an adjustment to the 2011-12 season playoff related revenue sharing expense, both of which were recorded during the three months ended September 30, 2012. These decreases were offset by the impact of the Knicks' return to a full regular season schedule and other team operating expense increases.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2013 increased $4,281, or 5%, to $83,132 as compared to the comparable period of the prior year. This increase is primarily attributable to higher employee compensation and related benefits, including separation-related costs, increase in professional fees and allocated corporate general and administrative costs, partially offset by a decrease in marketing costs.

AOCF
AOCF for the nine months ended March 31, 2013 decreased $10,307, or 115%, to a loss of $1,374, as compared to the comparable period of the prior year primarily due to an increase in selling, general and administrative expenses, lower revenues and higher direct operating expenses, as discussed above.
See “— Comparison of the Nine Months Ended March 31, 2013 versus the Nine Months Ended March 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
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
The renovated lower bowl of The Garden reopened in October 2011. We were able to accelerate the renovation of certain portions of the upper bowl during the first off-season shutdown. The balance of the renovated upper bowl opened for events following the second off-season shutdown. Construction continues behind the scenes while the arena is open in preparation for the work to be performed as part of the third phase of the Transformation. As part of the second phase of the Transformation, The Garden's seating capacity, excluding suites, for fiscal year 2013 is reduced by approximately one thousand seats for Knicks' and Rangers' games (and reduced by a lesser amount for entertainment events), as compared to fiscal year 2012. After the third phase of the Transformation, The Garden's seating capacity, excluding suites, in fiscal year 2014 will again be comparable to pre-Transformation levels, primarily due to the planned addition of the Chase Bridges and the Budweiser Fan Deck.
The Transformation remains within our overall expectations. We reopened the lower bowl on schedule in fiscal year 2012, reopened the renovated upper bowl on schedule in fiscal year 2013 and our plan for opening the remaining other elements in the transformed arena has not changed. Construction costs for the Transformation incurred through March 31, 2013 were approximately $875,000 of which approximately $158,000 was incurred during the nine months ended March 31, 2013. We remain on schedule and do not expect total Transformation construction costs to differ materially from the previously disclosed $980,000 inclusive of various reserves for contingencies.
As with any major renovation project, the Transformation is subject to potential unexpected delays, costs or other problems. Depending upon the severity and timing, such events could materially and negatively affect our business, results of operations and cash flows.
In June 2012, we completed the purchase of the Forum, an iconic venue in Inglewood, California. The City of Inglewood approved an $18,000 renovation loan conditioned upon the Company investing at least $50,000 in the renovation of the Forum. The renovation costs are currently expected to exceed $50,000 and, as a result, the loan will be forgiven once certain operating conditions, that the Company expects to satisfy, are met. The Company has started the renovation of the Forum.

We believe we have sufficient liquidity, including approximately $228,400 in cash and cash equivalents as of March 31, 2013, along with available borrowing capacity under our Revolving Credit Facility, to complete the Transformation and our other initiatives.
We have assessed recent capital and credit markets activity and conditions against our ability to meet our net funding and investing requirements over the next twelve months and we believe that the combination of cash and cash equivalents on hand, cash generated from operating activities and borrowing availability under our Revolving Credit Facility should provide us with sufficient liquidity. However, economic conditions may lead to lower demand for our offerings, such as lower levels of attendance or advertising. The consequences of such conditions could adversely impact our results of operations and our cash flows and might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
Financing Agreements
Revolving Credit Facility
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $375,000 with a term of five years. The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of March 31, 2013, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of March 31, 2013, there was $7,000 in letters of credit issued and outstanding under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of March 31, 2013 was $368,000.
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
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2013 decreased by $54,805 to $180,762 as compared to the comparable period of the prior year. This decrease was driven by a decrease of $83,274 resulting from changes in assets and liabilities, partially offset by a $28,469 increase in net income and other non-cash items.
The decrease resulting from changes in assets and liabilities was primarily due to (i) an increase during the nine months ended March 31, 2013 in deferred revenue of $28,580 as compared to an increase of $55,713 during the comparable period of the prior year, (ii) a decrease during the nine months ended March 31, 2013 in accounts payable of $23,793 as compared to an increase of $2,835 during the comparable period of the prior year, (iii) an increase during the nine months ended March 31, 2013 in deferred income taxes of $4,215 as compared to an increase of $22,685 during the comparable period of the prior year, and (iv) an increase during the nine months ended March 31, 2013 in accrued and other liabilities of $44,194 as compared to an increase of $61,534 during the comparable period of the prior year. These decreases were partially offset by an increase during the nine months ended March 31, 2013 in prepaid expenses and other assets of $3,630 as compared to an increase of $8,584 during the comparable period of the prior year and an increase in net related party receivables of $347 as compared to an increase of $5,135 during the comparable period of the prior year.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2013 decreased by $203,922 to $152,551 as compared to the comparable period of the prior year primarily driven by lower capital expenditures associated with the Transformation and, to a lesser extent, proceeds from the March 2013 sale of all of the Company's holdings of Live Nation common stock. These decreases were slightly offset by higher capital expenditures for MSG Entertainment and MSG Media.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2013 increased by $3,420 to $6,294 as compared to the comparable period of the prior year. During the nine months ended March 31, 2013, taxes paid in lieu of shares issued for equity-based compensation amounted to $21,148. During the nine months ended March 31, 2012, the Company paid $11,768 for the acquisition of restricted shares. The impact of these items was partially offset by higher proceeds from stock option exercises and an increase in the excess tax benefit on share-based awards as compared to the comparable period of the prior year.
Seasonality of Our Business
The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of our fiscal year (see “ — Results of Operations — Comparison of the Three Months Ended March 31, 2013 versus the Three Months Ended March 31, 2012 — Consolidated Results of Operations” and “ — Results of Operations — Comparison of the Nine Months Ended March 31, 2013 versus the Nine Months Ended March 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and NBA work stoppage during the 2011-12 season). The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of our fiscal year. In addition, see "— Liquidity and Capital Resources" for a discussion of the off-season shutdowns of The Garden and The Theater at Madison Square Garden due to the Transformation.

Other
Zoning Permit for the Arena. The Madison Square Garden arena has operated under a zoning special permit granted by the New York City Planning Commission in 1963 which expired on January 24, 2013. We are working through the public renewal process which is scheduled to be completed in July 2013.
Sale of Live Nation Stock. In March 2013, the Company sold all of its holdings of common stock of Live Nation for proceeds of $44,136. The proceeds were used for general corporate purposes. See Note 6 to the consolidated financial statements included in Part I — Item 1. of this Quarterly Report on Form 10-Q.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of transactions that are subject to disclosures required by FASB ASC 210-20-50, Balance Sheet - Offsetting - Disclosure, concerning offsetting. In particular the ASU addresses implementation issues about the scope of ASU No. 2011-11 and clarifies that the scope of the disclosure is limited to derivatives, repurchase agreements, and securities borrowing and securities lending transactions that are either offset in the financial statements or are subject to a master netting arrangement or similar arrangement. These standards will be effective for the Company beginning in its first quarter of fiscal year 2014 with retrospective application required. The Company believes that the adoption of these standards will not have any impact on the Company's financial position, results of operations, or cash flows.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which will require an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard will be effective prospectively for the Company beginning in its first quarter of fiscal year 2014. The Company believes that the adoption of this standard may impact the Company's disclosures only and will not have any impact on the Company's financial position, results of operations, or cash flows.
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
The goodwill balance reported on the Company's balance sheet as of March 31, 2013 by reportable segment is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the quarter ended September 30, 2012, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment during the first quarter of the fiscal year and at any time upon the occurrence of certain events or substantive changes in circumstances. An entity has the option of performing a qualitative assessment of whether it is more likely than not that an identifiable indefinite-lived intangible asset has a carrying value that more likely than not exceeds its fair value. If an entity does not elect to perform the qualitative assessment then the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of March 31, 2013 by reportable segment:

Sports franchises (MSG Sports segment)	$96,215
Trademarks (MSG Entertainment segment)	62,421
$158,636
During the quarter ended September 30, 2012, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures on this matter made in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 other than the Company's March 2013 sale of all of its holdings of Live Nation common stock.
Item 4. Controls and Procedures
The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective as of March 31, 2013, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Part II — Item 1. of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2012.
 Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Summary of Office Space Arrangement Between MSG Holdings, L.P. and the Knickerbocker Group LLC.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of May, 2013.

The Madison Square Garden Company

By:	/S/ ROBERT M. POLLICHINO
	Name:	Robert M. Pollichino
	Title:	Executive Vice President and Chief
Financial Officer