Form 10-K
period 2013-06-30
Madison Square Garden Co
filed 2013-08-21
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of The Madison Square Garden Company computed by reference to the price at which the common equity was last sold on The NASDAQ Stock Market LLC as of December 31, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was approximately: $2,710,802,788.
Number of shares of common stock outstanding as of July 31, 2013:
Class A Common Stock — 63,268,162
Class B Common Stock — 13,588,555
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2013 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
The Madison Square Garden Company is a Delaware corporation with our principal executive offices at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to "we," "us," "our," "Madison Square Garden" or the "Company" refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. Our telephone number is 212-465-6000, our internet address is http://www.themadisonsquaregardencompany.com and the investor relations section of our web site is http://investor.msg.com. We make available, free of charge through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). References to our web site addressed in this report are provided as a convenience and the information contained on, or available through our web site is not part of this or any other report we file with or furnish to the SEC.
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

MSG SPORTS
NEW YORK KNICKS
NEW YORK RANGERS
NEW YORK LIBERTY
HARTFORD WOLF PACK
COLLEGE HOOPS
TENNIS
BOXING
SPORTING EVENTS
SPORTS
ENTERTAINMENT
MEDIA
MADISON SQUARE GARDEN
THE WORLD'S MOST FAMOUS ARENA
RADIO CITY MUSIC HALL
FORUM
VENUES
THE Beacon THEATRE
THE CHICAGO THEATRE
WANG THEATRE
THE THEATER AT MADISON SQUARE GARDEN
MSG ENTERTAINMENT
ROCKETTES
RADIO CITY CHRISTMAS SPECTACULAR
Starring THE ROCKETTES
CONCERTS
FAMILY SHOWS
SPECIAL EVENTS
PERFORMING ARTS
MSG MEDIA
MSG
MSG+
fuse
MSG HD
MSG+ HD
fuse HD

MSG Sports owns and operates the following sports franchises: the New York Knicks (the "Knicks") of the National Basketball Association (the "NBA"), the New York Rangers (the "Rangers") of the National Hockey League (the "NHL"), the New York Liberty (the "Liberty") of the Women's National Basketball Association (the "WNBA") and the Hartford Wolf Pack, formerly known as the Connecticut Whale, of the American Hockey League (the "AHL"). MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of Knicks, Rangers and Liberty games.
MSG Media is a leader in production and content development for multiple distribution platforms, including content originating from the Company's venues. MSG Media is comprised of our regional sports networks, MSG Network and MSG+, collectively the "MSG Networks," and "Fuse," a national television network dedicated to music. MSG Networks also include high-definition channels, MSG HD and MSG+ HD, and Fuse includes its high-definition channel, Fuse HD.
MSG Entertainment presents or hosts live entertainment events, including concerts, family shows, performing arts and special events in our diverse collection of venues. Those venues include the Madison Square Garden Arena (which we also refer to as "The Garden"), The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, The Chicago Theatre and the Wang Theatre. In June 2012, we expanded our geographic footprint with the purchase of the Forum in Inglewood, CA. With our revitalization of this venue, which we expect to complete in January 2014, we look forward to creating yet another premier destination for live entertainment. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes (the "Rockettes"), that are performed in the Company's and other venues.

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
Building on our iconic venues and the hallmark Radio City Christmas Spectacular and Rockettes brands, MSG Entertainment is focused on enhancing our existing productions, developing new productions and creating a network of venues in which we can deliver high-quality live content and increased bookings. We are pursuing a strategy of opportunistically acquiring, building or obtaining control of venues in key live entertainment markets. We own the Forum in Inglewood, CA and The Chicago Theatre in Chicago, and have a long-term booking agreement with respect to the Wang Theatre in Boston, which expands our geographic footprint outside of the New York City metropolitan area and provides multiple distribution outlets for our live entertainment content. Controlling and booking venues allows us to leverage our unique brands and marketing assets and increase utilization by working with artists to provide multi-market and multi-night engagements. In addition, through our asset mix of venues and distribution platforms, we are able to offer artists an opportunity to engage consumers through multiple channels.
MSG Media has a strong foundation of recurring revenue streams supported by our ownership of Knicks, Rangers and Liberty rights, our multi-year rights for live-event coverage of the New York Islanders (the "Islanders"), the New Jersey Devils (the "Devils"), and the Buffalo Sabres (the "Sabres"), and our affiliation agreements for distribution of our programming networks. MSG Media's programming networks serve as strong platforms through which athletes, artists and performers are connected to regional and national audiences, including Fuse, which brings artists and fans together through its music programming.
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
Examples of how we believe we have effectively implemented this integrated approach are:

•
Our MSG Sports and MSG Media businesses naturally complement each other — with MSG Sports providing valuable content and MSG Media serving as a vital distribution system and promotional platform. MSG Media, through MSG Networks, telecasts games of our Knicks, Rangers and Liberty teams, and we are continually exploring opportunities to enhance the relationship between MSG Sports and MSG Media through new events, both at our venues and elsewhere. For example, in November 2012, MSG Network partnered with MSG Sports to showcase “The Frozen Apple,” a sold-out National Collegiate Athletic Association ("NCAA") hockey game between Cornell University and the University of Michigan, two top collegiate hockey teams, by telecasting the game live from The Garden. In March 2013, these two segments paired up once again to take advantage of the interest and excitement of the BNP Paribas Showdown at The Garden by airing this event, featuring match ups between top ranked tennis players — including 12-time Grand Slam champion Rafael Nadal versus Juan Martín del Potro, and 16-time Grand Slam champion Serena Williams versus Victoria Azarenka — on MSG Network.

•
MSG Media continues to seek opportunities to collaborate with MSG Entertainment. In September 2012, as part of “Fuse Music Week Live from Radio City,” Fuse live streamed on fuse.tv and Fuse's YouTube channel a series of concerts from Radio City Music Hall, including Bon Iver, Metric and Grizzly Bear. Additional concerts from "Fuse Music Week Live from Radio City," including Jack White, Gotye, and Avicii, were showcased and promoted with exclusive content and footage on Fuse. This past year, we also continued to live stream high-profile events from our venues on Fuse's YouTube channel, including Jason Mraz's and the Zac Brown Band's performances at The Garden.

•
Our integrated approach to the sale of marketing partnerships allows us to use and sell our broad array of assets in a complementary manner in order to maximize their collective value, both for the Company and for our marketing partners. Our "Marquee" marketing partnership with JPMorgan Chase and our "Signature" marketing partnerships with several other blue-chip companies integrate the assets of our venues and our three business segments. This ability to offer compelling, broad-based, integrated marketing platforms that we believe are unparalleled in sports and entertainment has enabled us to attract world-class partners, such as JPMorgan Chase, Anheuser-Busch, Coca-Cola, Delta Airlines, Kia Motors America and Lexus.

•
We continue to forge deep direct-to-consumer relationships with customers and fans, with a focus on understanding how consumers interact with every aspect of the Company. A key component of this strategy is our large and growing proprietary customer database which drives revenue and engagement across segments, benefitting the Company through ticket sales, merchandise sales, sponsorship activation and viewership on television and online. This database provides us a greater opportunity to cross-promote our products and services, introducing customers to our wide range of assets and brands. For example, we have used our database to cross-promote Fuse online streams of concerts to fans of MSG Entertainment and MSG Networks, including “Fuse Music Week Live from Radio City” and Zac Brown Band live from Madison Square Garden. We also continue to use our database to cross-promote events between MSG Entertainment and MSG Sports, including driving ticket sales to The Radio City Christmas Spectacular from fans of the Knicks, Rangers and Liberty.

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
Our Sports Franchises
The Knicks and Rangers are two of the most recognized franchises in professional sports, with storied histories and passionate, multi-generational fan bases. These teams are major occupants of The Garden as they traditionally play a combined total of 82 regular season home games. However, due to the NHL work stoppage, for the 2012-13 season, the Knicks and Rangers had a total of 65 regular season home games, most of which were played to at or near capacity attendance. The number of home games increases if our teams qualify for the playoffs. While the Liberty have historically played 17 regular season home games at The Garden each year, due to the Transformation, they played the 2012 season and are playing the 2013 season at the Prudential Center in Newark, New Jersey. With the expected completion of the Transformation this fall, we expect the Liberty to return to The Garden for their 2014 season. We also plan for The Garden to be open for the Knicks' and Rangers' 2013-14 regular seasons and playoffs. We did not host any preseason Knicks' or Rangers' games in fiscal year 2013 and we do not expect to host any preseason Rangers' games in fiscal year 2014 at The Garden due to the final stage of the Transformation.
In addition to being valuable stand-alone businesses, the Knicks and Rangers provide core content for our MSG Media segment, with a total of 127 preseason, regular season and playoff games (both home and away) telecast on MSG Networks during the 2012-13 season, and generate significant audience demand for wrap-around and themed programming. As part of both team and league marketing, and telecasts, our sports teams provide both regional and national visibility for the Company.
New York Knicks
As an original franchise of the NBA, the Knicks have a rich history that includes eight trips to the NBA Finals and two NBA Championships, as well as some of the greatest athletes to ever play the game. The Knicks are focused on continuing to field a championship contending team, while playing their exciting, energetic and entertaining style of basketball. The Knicks enjoy the fierce allegiance of generations of passionate and knowledgeable fans. The Knicks had their most successful regular season in 16 years with a record of 54 wins and 28 losses, winning the Atlantic Division title for the first time since 1994. The team, which includes Carmelo Anthony, who won the 2012-13 NBA scoring title, and JR Smith, who took home the NBA Sixth Man of the Year award, advanced to the playoffs for the third consecutive year. The Knicks ranked in the top three in the NBA for ticket sales receipts for the 2012-13 regular season, while the 2012-13 season marked the third consecutive year that Knicks season tickets sold out.
New York Rangers
The Rangers hockey club is one of the "original six" franchises of the NHL. Winners of four Stanley Cup Championships, the Rangers have won ten conference titles over their history. For the 2012-13 season, the Rangers, led by goalie Henrik Lundqvist and captain Ryan Callahan, qualified for the playoffs for the seventh time in the last eight years and advanced to the Eastern Conference Semi-Finals. The Rangers are known to have one of the most passionate, loyal and enthusiastic fan bases in all of sports and ranked in the top four in the NHL for ticket sales receipts for the 2012-13 regular season.
New York Liberty
The Liberty was established in October 1996, when New York was selected as one of eight charter members of the WNBA. The Liberty has won three conference championships and appeared in the playoffs twelve times. The Liberty has a well-known tradition of on-court competitiveness supported by an enthusiastic and loyal fan base.

Hartford Wolf Pack
The Hartford Wolf Pack, a minor-league hockey team, is a player development team for the Rangers, and is also competitive in its own right in the AHL. The Rangers send draft picks and other players to the Hartford Wolf Pack for skill development and injury rehabilitation, and can call up players as needed for the Rangers' roster to enhance the team's competitiveness. The Hartford Wolf Pack has reached the playoffs fourteen times out of sixteen seasons.
The Role of the Leagues in Our Operations
As franchises in professional sports leagues, our teams are members of their respective leagues and, as such, may be subject to certain limitations, under certain circumstances, on the control and management of their affairs. The respective league constitutions, under which each league is operated, together with the collective bargaining agreements ("CBAs") each league has signed with its players' association, contain numerous provisions that, as a practical matter in certain circumstances, could impact the manner in which we operate our businesses. In addition, under the respective league constitutions, the commissioner of each league, either acting alone or with the consent of a majority (or, in some cases, a supermajority) of the other teams in the league, may be empowered in certain circumstances to take certain actions felt to be in the best interests of the league, whether or not such actions would benefit our teams and whether or not we consent or object to those actions.
While the precise rights and obligations of member teams vary from league to league, the leagues may have varying degrees of control exercisable under certain circumstances over the length and format of the playing season, including preseason and playoff schedules; the operating territories of the member teams; national and international media and other licensing rights; admission of new members and changes in ownership; franchise relocations; indebtedness affecting the franchises; and labor relations with the players' associations, including collective bargaining, free agency, and rules applicable to player transactions, luxury taxes and revenue sharing. See "Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — MSG Sports — Expenses." From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert, although the leagues' governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself.
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
Professional boxing, beginning with John L. Sullivan in 1882, has had a long association with The Garden, which has included hosting Muhammad Ali's and Joe Frazier's 1971 "Fight of the Century," considered among the greatest sporting events in modern history, as well as bouts featuring dozens of other boxing greats. These have included Miguel Cotto, Jack Dempsey, Roberto Duran, George Foreman, Emile Griffith, Willie Pep, Oscar De La Hoya, Sugar Ray Leonard, Lennox Lewis, Joe Louis, Rocky Marciano, Sugar Ray Robinson, Felix Trinidad, Roy Jones, Jr., Mike Tyson, and Evander Holyfield.
College basketball has been a mainstay at The Garden for decades, with the sport's longest running holiday showcase, the Holiday Festival, first tipping off over 50 years ago. In addition to St. John's University calling The Garden its home away from home, the popular Big East Tournament celebrated its 31st anniversary at The Garden in 2013. Popular college basketball events also include visits from Duke University's Blue Devils, the annual Jimmy V Classic and post-season NIT Finals. In 2014, the East Regional Finals of The NCAA Division I Men's Basketball Championship will return to The Garden for the first time in more than 50 years. Additionally, The Garden hosts the annual BNP Paribas Showdown tennis event, which debuted in 2009.
MSG Entertainment
Our MSG Entertainment business is one of the country's leaders in live entertainment. MSG Entertainment presents or hosts live entertainment events, including concerts, family shows, performing arts and special events, in our diverse collection of venues. It also creates, produces and/or presents live productions that are performed in the Company's and other venues. This includes the Radio City Christmas Spectacular, featuring the Rockettes, which is the top grossing live holiday family show in North America. The venues we own or operate include The Garden, Radio City Music Hall, The Theater at Madison Square Garden, the Beacon Theatre, the Forum and The Chicago Theatre. In addition, we have a long-term exclusive booking agreement with respect to the Wang Theatre. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal. MSG Entertainment focuses on delivering unforgettable memories through spectacular productions, live events and unrivaled experiences in exceptional settings, creating demand for an association with our brands by artists and premier companies, and for our productions by the public. With a foundation of world-class expertise in live entertainment, including the historic traditions of "The World's Most Famous Arena" and Radio City Music Hall, as well as our other venues, MSG Entertainment has a proven ability to utilize the strength of its industry relationships, marketing assets, customer database and live event expertise, as well as the reach of MSG Media, to create performance, promotion and distribution opportunities for artists, events and productions, and to increase utilization of our venues.
MSG Entertainment's unique combination of relationships and expertise is important not only for MSG Entertainment's current and future business, but also to our MSG Media segment, which benefits from opportunities for quality new programming and relationships. We continue to explore additional opportunities to expand our presence in the entertainment industry. For example, in August 2013, the Company, in a new partnership with the owners of Brooklyn Bowl, committed to investing approximately $25 million towards building a new venue in Las Vegas. The Las Vegas venue will be modeled on the Brooklyn Bowl, a popular destination in Brooklyn, New York, that brings together live music, bowling, and a high-energy restaurant with food by the acclaimed Blue Ribbon Restaurant Group.
Our Bookings and Other Entertainment Business Activities
MSG Entertainment is an established industry leader responsible for booking a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have hosted concerts by artists such as Madonna, Phish, Van Halen, Eric Clapton, The Allman Brothers Band, Bruce Springsteen, Maroon 5, Taylor Swift, Leonard Cohen, Justin Bieber, Swedish House Mafia, fun., Bon Iver and One Direction; family shows such as Sesame Street Live, The Fresh Beat Band, and Disney's Phineas and Ferb; special events such as the Tony Awards, Wheel of Fortune and Amnesty International's Secret Policeman's Ball, and appearances by the Dalai Lama; and theatrical productions such as How The Grinch Stole Christmas!, Cirque du Soleil's Zarkana and A Christmas Story.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows in which case we have economic risk relating to the event. MSG Entertainment currently does not promote or co-promote events outside of our venues other than our productions discussed below.
Our Productions
One of MSG Entertainment's core properties, the Radio City Christmas Spectacular, has been performed at Radio City Music Hall for 80 years and was seen there by nearly one million people during the 2012 holiday season. Featuring the world-famous Rockettes, the critically acclaimed Radio City Christmas Spectacular features show-stopping performances, festive holiday scenes and state-of-the-art special effects. As part of our strategic commitment to invest in our core assets, the Company continues to seek opportunities to enhance the Radio City Christmas Spectacular. These enhancements include a costume parade and interactive historical exhibit about the Rockettes during the 2012 season, which celebrated the dance troupe's 85th anniversary, as well as a new finale scene for the 2013 season.
Based on the success of the Radio City Christmas Spectacular at Radio City Music Hall, in 1994 the Radio City Christmas Spectacular franchise was expanded outside of New York City. We expect to continue to present the theater version of the show in targeted markets, including Atlanta, West Palm Beach, Tampa and, for the 12th year, at the Grand Ole Opry House in Nashville during the 2013 holiday season.
Since its inception, the Radio City Christmas Spectacular has played to over 70 million people in over 70 different cities. We acquired the rights to the Radio City Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease of Radio City Music Hall. We also hold rights to the Rockettes in the same manner.
We continue to strengthen and broaden our Rockettes brand, targeting the most prominent and effective vehicles that elevate their visibility and underscore their reputation as beloved American cultural icons. The Rockettes have appeared or performed at high profile events, including Presidential Inaugurations, the annual Macy's Thanksgiving Day Parade, the 2012 New Year's Eve Times Square Ball Drop with Mayor Michael Bloomberg, television shows (Project Runway, The Today Show, Katie Couric and Home Shopping Network), and fashion events (Michael Kors Fashion's Night Out and Capezio Anniversary Gala), among many others. In 2012, the Rockettes established national partnerships with Zumba Fitness and Norwegian Cruise Lines, where the Rockettes were named Godmothers for the new 4,000 passenger ship, Norwegian Breakaway. In addition, the Rockettes continue to focus on dance education and training through programs in New York and other markets, including the Rockettes Summer Intensive and The Rockettes Experience. We continue to pursue carefully considered brand extension opportunities including television and public appearances, strategic partnerships, dance education and new merchandising lines.
We continue to invest in a large-scale theatrical production for Radio City Music Hall, which is expected to debut in Spring 2014.

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
The following are further examples of how we have implemented the integrated approach in offering numerous opportunities to athletes, artists, performers, fans and business partners:

•
MSG Networks and Fuse provide regional and national distribution for the content created, produced and/or presented by both MSG Sports and MSG Entertainment, and thereby play a critical role in supporting, promoting and enhancing those businesses. Fuse's national distribution and focus on music-related programming provide a national vehicle to expand MSG Media's and MSG Entertainment's involvement in the music and entertainment industries and deepen our ability to offer artists exposure. MSG Network's focus on being "all things Madison Square Garden," allows it to serve as a powerful platform for the distribution of our sports and entertainment content, while differentiating our media offerings in a diverse and competitive environment.

•
Examples of the success of our business collaborations include MSG Network's documentary on the historic Transformation of The Garden. MSG Network has already captured the first two phases of the three-year Transformation in The Garden Transformed: Year One and Year Two, which are two, five-part series that go behind-the-scenes of this unprecedented project. MSG Network will continue this original series with the next and final phase of the Transformation.

•
MSG Media's music strategy includes collaboration between Fuse and MSG Entertainment, which includes our live concert venues, providing a unique platform for artists to connect with fans. This past year, Fuse live streamed several performances from our venues, including Bon Iver, Metric and Grizzly Bear from Radio City Music Hall, and Jason Mraz and Zac Brown Band from Madison Square Garden.

MSG Networks
Over the past six years, MSG Network has won 85 New York Emmy awards for live sports and original programming, more than any other single network or station in the region. Combined with MSG+, the MSG Networks have a total of 97 New York Emmy wins over the past six years. MSG Networks are home to seven professional sports teams: the Knicks, Rangers, Liberty, Islanders, Devils, Sabres and the New York Red Bulls ("Red Bulls"), as well as our critically acclaimed original programming. MSG Network is also the official regional sports network of the New York Giants, delivering exclusive, special non-game coverage of the NFL team. MSG Network and MSG+ also telecast college football and college basketball from top conferences, including the SEC (football and basketball), ACC (football and basketball), Big 12 (football and women's basketball), PAC 12 (basketball), Conference USA and the Big East (basketball).
In addition to the Company's ownership of Knicks, Rangers and Liberty rights, MSG Networks have multi-year rights agreements with the Islanders, Devils and Sabres. MSG Network and MSG+ are among the nation's largest regional cable networks and together typically telecast approximately 700 live sporting events and over 3,100 hours of live original programming each year. MSG Network and MSG+ reach approximately 8 million viewing subscribers primarily in New York, New Jersey and Connecticut.
MSG Networks continues to produce original programming that increases exposure for the Company's brands and builds on our library of compelling content. Examples include:

•
The critically acclaimed and New York Emmy award-winning MSG Originals series, which has featured such titles as The Garden Transformed, The Game 365, The Lineup, Four Courses with JB Smoove and The Bracket;

•
Programming relating to the Knicks and Rangers, such as Beginnings, Knicks Extra, The Mike Woodson Show, MSG Vault, MSG Profiles, Hockey Night Live, and dedicated pre- and post-game shows, all of which allow us to capitalize on the extraordinary enthusiasm of our teams' fans; and

•	Our weekday simulcast of the popular WFAN's Boomer & Carton show, which brings our television audience top-rated live radio programming in the morning.
MSG+ programming features the Devils and Islanders telecasts, along with select live sports and original programming from Fox Sports Net, including a lineup of NCAA college football and basketball, as well as supporting original programming for its professional teams, the New York Racing Association horse racing, and international sports content such as Union of European Football Association ("UEFA") league soccer.

Fuse
Fuse is a unique multi-platform music destination, where artists and fans can interact and build relationships. In addition to its standard and high-definition channels, Fuse is also distributed through video on demand via Fuse On Demand and online via fuse.tv and the Fuse YouTube channel. A key goal of these additional program offerings is to drive increased awareness and viewership of Fuse's linear television channels. Fuse has approximately 64 million viewing subscribers, 73 million subscribers according to Nielsen Media Research, and has a video on demand platform that is available to approximately 30 million homes. Programming on Fuse focuses on music-related programming, including music news and information, coverage of premier artists, events and festivals, original content and concerts.
As part of its efforts to enhance its position within the music television space, Fuse has built relationships with popular artists, events and festivals, produced original programming and featured high profile concerts and events. These initiatives often represent a coordinated effort between MSG Entertainment and Fuse. Fuse's current slate of programming includes:

•
Fuse News, the network's daily 30-minute flagship show anchored by Alexa Chung and Matte Babel that is dedicated to delivering informed, credible music news, including breaking stories, as well as more in-depth coverage of the world of music;

•	Funny or Die's Billy On The Street, which stars comedian Billy Eichner, who uses his rapid-fire wit to quiz New Yorkers on their knowledge of music and pop culture;

•	Warped Roadies, a series that follows the road crew charged with running the Vans Warped Tour as it travels across the country with more than 60 bands to more than 40 cities;

•
The Hustle, the network's first scripted series, which takes an authentic look at the challenges aspiring artists face by following rap duo Kutta and D, also known as “Brooklyn's Finest,” as they try to break into the world of hip hop;

•	Insane Clown Posse Theater, which features hip-hop duo Insane Clown Posse, providing uninhibited commentary on a mix of music videos and viral clips;

•
Trending 10, brings viewers the 10 top trending music-related stories of the day, filtered through Fuse's Heat Tracker technology that measures which artists are generating the largest spikes in Twitter conversations;

•
United States of Hip Hop, a roundtable series where hosts - comedian Sherrod Small, hip hop expert John Reed, and Sirius XM radio star Nicole Ryan - invite special guests and industry experts to join them as they dissect hip hop's biggest stories in front of a live studio audience;

•
Specials and news reports from top music festivals including the Bonnaroo Music and Arts Festival in Tennessee; Lollapalooza from Grant Park, Chicago; the Voodoo Experience music and arts festival in City Park, New Orleans; and Vans Warped Tour, which travels to various cities across the country. Fuse's comprehensive coverage of festivals also includes South by Southwest, Coachella, Beale Street Festival, Sasquatch and numerous others; and

•	International award ceremonies that have made Fuse their U.S. destination, including Canada's Much Music Video Awards and the BRIT Awards hailing from the United Kingdom.
Our Interactive Initiatives
The Company has a collection of web sites and mobile, video on demand and digital platforms, which are housed throughout Madison Square Garden's business segments. These interactive initiatives include more than 20 web sites, social networking sites and mobile applications for our properties. Web sites include msg.com, thegarden.com, beacontheatre.com, radiocity.com, chicagotheatre.com and fuse.tv, as well as sites dedicated to our sports teams (nyknicks.com, newyorkrangers.com, knicksnow.com, blueshirtsunited.com and newyorkliberty.com). Like our MSG Sports business, the online operations relating to our sports teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See "— Regulation — Regulation of Our Media Business." These interactive properties also include the MSG Insider email, alert and mobile platform and a series of Madison Square Garden social network sites. This interactive business generates revenue for all Madison Square Garden segments via the sale of advertising and sponsorships on these digital properties. Additionally, it offers a strategic marketing asset that creates opportunities to market directly to our fans and cross-promote across our businesses.

Our Venues
The Company operates a mix of iconic venues that continue to build on their historic prominence as destinations for unforgettable experiences and events. Individually, these venues are each premier showplaces, with a passionate and loyal following of fans, performers and events. Taken together, we believe they represent an outstanding collection of venues.
We own or operate under long-term leases a total of six venues in New York City, Chicago and Inglewood, CA and have a long-term booking agreement with respect to the Wang Theatre in Boston. Our New York City venues are the Madison Square Garden Complex (which includes both The Garden and The Theater at Madison Square Garden), Radio City Music Hall and the Beacon Theatre. We also own the Forum in Inglewood, CA and the landmark Chicago Theatre.
Madison Square Garden Arena
The Madison Square Garden Arena has been a celebrated center of New York life since it first opened its doors in 1879. Over its 134-year history, there have been four Garden buildings, each known for showcasing the best of the era's live entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete's or performer's career. Known as "The World's Most Famous Arena," The Garden has been the site of some of the most memorable events in sports and entertainment, and, along with The Theater at Madison Square Garden, hosted hundreds of events and millions of visitors this past year. In 2009, Billboard Magazine ranked The Garden the number one venue of the decade in its respective class based upon gross ticket sales.  Despite being closed for a significant period due to the Transformation, Billboard Magazine also ranked The Garden the eighth highest-grossing entertainment venue of its size in the world in 2012 based on the magazine's full year rankings. In addition, The Garden was voted "Arena of the Year" in 2012, for the eleventh consecutive year, by the music industry subscribers of the trade magazine, Pollstar. The Garden has been honored with this award 18 out of the last 20 years.
The Garden is currently home to the Knicks and Rangers, and is associated with countless "big events," inspired performances and one-of-a-kind moments. The Garden's highlights include "The Fight of the Century" between Muhammad Ali and Joe Frazier in 1971 (considered among the greatest sporting events in history); the 1970 Knicks' NBA Championship; the Rangers' 1994 Stanley Cup Championship; three Democratic National Conventions and one Republican National Convention; a landmark visit from Pope John Paul II; Marilyn Monroe's famous birthday serenade to President John F. Kennedy; Frank Sinatra's "Main Event" concert in 1974; Elton John's record 62 performances; Billy Joel's record-setting 12 consecutive sold-out shows; the only U.S. concerts from the reunited Cream; the 25th Anniversary Rock and Roll Hall of Fame concerts; and four prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, The Concert for Bangladesh in 1972, as well as The Concert for New York City, following the events of 9/11, From the Big Apple to the Big Easy, held after Hurricane Katrina in 2005 and 12-12-12, The Concert for Sandy Relief, in 2012.
The current Madison Square Garden Complex, located between 31st and 33rd Streets and Seventh and Eighth Avenues on Manhattan's West Side, opened on February 11, 1968, with a salute to the U.S.O., hosted by Bob Hope and Bing Crosby. From a structural standpoint, the construction of the current Garden was considered an engineering wonder for its time, including its famous circular shape and unique, cable-supported ceiling, which contributes to its intimate feel. It was the first large structure built over an active railroad track. The builder, R.E. McKee, had a national reputation and was later recognized as a "Master Builder" by the construction industry. Architect Charles Luckman had one of the largest firms in the country and designed such buildings as the Prudential Center in Boston, NASA's flight center in Houston and the Forum in Inglewood, CA.
We own the Madison Square Garden Complex, the platform on which it is built and the development rights (including air rights) above our property. Madison Square Garden sits atop Pennsylvania Station, a major commuter hub in Manhattan, which is owned by the National Railroad Passenger Corporation (Amtrak). While the development rights we own would permit us to expand in the future, any such use of development rights would require various approvals from the City of New York. With the expected completion of the Transformation in 2013, The Garden will, once again, seat up to approximately 21,000 spectators for sporting and entertainment events. The Garden, along with The Theater at Madison Square Garden, contains approximately 1,100,000 square feet of floor space over 11 levels.
The Madison Square Garden Arena Transformation
We completed the second year of our three-year state-of-the-art Transformation in the fall of 2012 and are realizing transformation-driven growth across several categories, including tickets, suites, sponsorships, food, beverage and merchandise sales. The Garden is currently in its third off-season shutdown and we believe that the Transformation of The Garden has had, and once completed, will continue to have multiple benefits, including:

•
Providing a state-of-the-art venue that can continue to attract concerts, as well as other large, high-profile sports, entertainment and other special events which benefit our customers, as well as the New York City economy;

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
The Transformation is an example of our strategic commitment to invest in our core assets and continue to provide the kind of historic, unforgettable experiences that have long been a key component of our business. Focused on the total fan experience, the Transformation is designed to benefit everyone in attendance, from the first row to the last, whether they are first time visitors, season ticket subscribers, athletes, suite holders or marketing partners. Our customers are already benefiting from the first and second phases of the Transformation and, once the project is complete, will have access to a full list of amenities. These include: improved sight lines; additional entertainment and dining options; new concourses; upgraded hospitality areas; views of the city; new technology; and a completely transformed interior, where the intimacy of the arena bowl and The Garden's world famous ceiling will be maintained. The Transformation also includes a homage to the building's storied history. The current Transformation plan, which is intended to ensure that attending an event at The Garden is unlike anywhere else, is specifically highlighted by:

•	The new Chase Square 7th Avenue entrance, which will nearly double the previous entrance in size and feature interactive kiosks, retail space, climate-controlled space, and broadcast area;

•	Public concourses that are double or triple in width, some with spectacular city views;

•	A new wide selection of food and beverage options, including exclusive food offerings from our MSG Signature Collection, featuring some of New York's top chefs;

•	Larger, more comfortable seats;

•	Improved upper bowl sightlines that will put patrons over 17 degrees closer to the action;

•	Two new one-of-a-kind bridges that will provide great views of the arena floor and offer a unique perspective for fans, which we refer to as the Chase Bridges;

•	State-of-the-art lighting, sound and LED video systems in high definition, and new fiber-optic cabling throughout the building;

•	Improved locker rooms, dressing rooms, green rooms and production offices;

•	Additional restrooms with 50% more capacity; and

•	Corporate offerings that include:

◦	20 Event Level suites that offer a lounge/entertaining atmosphere;

◦	58 Lexus Madison Level suites that are 40% larger than our previous suite offerings and located as close as 23 rows up from the arena floor;

◦	18 transformed 9th floor Signature Level suites; and

◦	Three new club spaces: the 1879 Club presented by J.P. Morgan, the Delta SKY360 Club on the Event Level and the Madison Club presented by Foxwoods on the 7th floor of The Garden.
See "Item 1A. Risk Factors — General Risks — We Have Undertaken an Extensive Transformation of The Garden, the Cost, Timing and Revenue Impact of Which Are Uncertain." and "Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview" for additional information on the Transformation, including risks associated with the project.

The Theater at Madison Square Garden
The Theater at Madison Square Garden, which has approximately 5,600 seats, opened as part of the fourth Madison Square Garden Complex in 1968, with seven nights of performances by Judy Garland. Since then, some of the biggest names in live entertainment have played the theater, including Bob Dylan, Diana Ross, Elton John, James Taylor, Ricky Gervais, Melissa Etheridge, Neil Young, Radiohead, Jerry Seinfeld and Van Morrison. The Theater at Madison Square Garden has also hosted boxing events, the NBA Draft, as well as award shows such as The Daytime Emmys and the Essence Awards. We also host a variety of theatrical productions, family shows and other special events in the theater, including How The Grinch Stole Christmas!, Sesame Street Live and Disney's Phineas and Ferb. Despite being closed for a significant period due to the Transformation, The Theater at Madison Square Garden is the ninth-highest grossing entertainment venue of its size in the world, based on Billboard Magazine's 2012 full year rankings.
Radio City Music Hall
Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first built by theatrical impresario S.L. "Roxy" Rothafel in 1932. Known as "The Showplace of the Nation," it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Perhaps best known as home to the country's number one live holiday family show, the Radio City Christmas Spectacular, starring the world-famous Rockettes, Radio City Music Hall also hosts concerts, family shows and special events, such as the NFL Draft. See "— MSG Entertainment — Our Productions." In 2009, Billboard Magazine ranked Radio City Music Hall the number one venue of the decade in its respective class based upon gross ticket sales. In 2012, Billboard Magazine also ranked Radio City Music Hall the highest-grossing entertainment venue of its size in the world based on the magazine's full-year rankings and presented Radio City Music Hall with the Top Venue (under 10,000 seats) award at its annual Billboard Touring Awards.
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
We lease Radio City Music Hall, located at Sixth Avenue and 50th Street in Manhattan, pursuant to a long-term lease agreement. The lease on Radio City Music Hall expires in 2023. We have the option to renew the lease for an additional ten years by providing two years' notice prior to the initial expiration date.
The Beacon Theatre
In November 2006, we entered into a long-term lease agreement to operate the legendary Beacon Theatre, a venue with approximately 2,800 seats, which sits on the corner of Broadway and 74th Street in Manhattan. The Beacon Theatre was conceived of by S. L. "Roxy" Rothafel and is considered the "older sister" to Radio City Music Hall. Designed by Chicago architect Walter Ahlschlager, the Beacon Theatre opened in 1929 as a forum for vaudeville acts, musical productions, drama, opera, and movies. In 1979, the Beacon Theatre was designated a New York City landmark building by the NYC Landmarks Preservation Commission and a national landmark on the National Register of Historic Places. Over its history, the Beacon Theatre has been a venerable rock and roll room for some of the greatest names in music including The Allman Brothers Band, Steely Dan, Crosby Stills & Nash, Jackson Browne, Elton John, Tom Petty and the Heartbreakers and Eddie Vedder. The Beacon Theatre has also staged operatic events, including Madame Butterfly in 1988, and has hosted numerous luminaries, including His Holiness the Dalai Lama in 1999 and 2009, and President Bill Clinton in 2006, when the Rolling Stones played a private concert in honor of his 60th birthday.
In order to ensure that we could deliver a first-class experience to customers and performers, in August of 2008 we closed the Beacon Theatre for a seven-month restoration project to return the theater to its original 1929 grandeur, at a cost of approximately $17 million. The restoration of the Beacon Theatre focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, on-site examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall, and reflects our commitment to New York City, which we believe should have the world's most iconic venues that provide unforgettable experiences for millions of patrons every year. The Beacon

Theatre was the third-highest grossing entertainment venue of its size in the world, based on Billboard Magazine's 2012 full year rankings.
Our lease on the Beacon Theatre expires in 2026.
The Forum
In June 2012, we expanded our geographic footprint even further with the purchase of the Forum in Inglewood, CA and are in the process of revitalizing the historic venue, which serves the Greater Los Angeles area. The acquisition of the Forum establishes a significant West Coast presence for our Company and provides us with iconic arenas in each of the country's two largest entertainment markets. We believe, following our revitalization, which is expected to be completed in January 2014, that the Forum will once again become a thriving destination for both artists and music fans.
The revitalization of the Forum will create the largest indoor performance venue in the country designed with a focus on music and entertainment and will offer something for everyone - artists, promoters, music fans, VIP customers and marketing partners.  Architecturally, the interior of the bowl will be completely modernized and feature flexible seating, ranging from 8,000 seats to 17,500 seats, enabling the venue to attract a wide variety of events. Fans will enjoy one of the largest general admission floors in the country, with approximately 8,000 square feet of new event level hospitality offerings, including food and beverage, merchandise and restrooms. The new Forum will also offer exclusive spaces for VIP customers, including the historic Forum Club, which will be completely re-imagined with thematic music-inspired detailing.
In addition, the Forum will deliver a first-class experience for artists that includes seven star-caliber dressing rooms with upgraded amenities. Among the key features that will be resurrected in an effort to replicate the original design is the exterior color of the venue, which will be repainted to the 1960's “California sunset red.” The revitalization of the 40,000 square foot outdoor terrace surrounding the perimeter of the building will offer upgraded food and beverage amenities to elevate the guest experience. In addition, there will be a distinct and iconic Forum marquee that reflects the architecture of the venue.
The Forum was designed by renowned architect, Charles Luckman, who also designed The Garden. Since opening in 1967, the historic venue has played host to some of the greatest musical performers of all time, including The Rolling Stones, The Jackson 5, Bob Dylan, Led Zeppelin, Madonna, Van Halen, Foo Fighters, Coldplay and many others.  In addition, the Forum was home to the Los Angeles Lakers and Kings until 1999.
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

Today, The Chicago Theatre has become a highly attractive destination for concerts, comedy shows and other live events, hosting a wide range of entertainers, such as Bob Dylan, Mumford & Sons, David Byrne, Steve Winwood, Willie Nelson, Chris Rock, Kanye West, Conan O'Brien, Barry Manilow and Steely Dan. The venue has also hosted theatrical tours, including Joseph and the Amazing Technicolor Dreamcoat and A Christmas Story. The Chicago Theatre is the eighth highest-grossing entertainment venue of its size in the world, based on Billboard Magazine's 2012 full year rankings.
When we acquired The Chicago Theatre, we assumed certain obligations of the previous owner contained in a redevelopment agreement between that owner and the City of Chicago, all of which expire in 2014. Until the expiration of those obligations, we are required to obtain the approval of the City of Chicago in connection with any sale of The Chicago Theatre.
The Wang Theatre
Since August 2008, we have had a booking agreement with respect to the historic Wang Theatre in Boston. Under the booking agreement, we have been utilizing our diverse relationships and experience in event production and entertainment marketing to maximize the quantity and diversity of performances staged at the Wang Theatre. These performances include theatrical productions and family shows, such as MSG Entertainment's Radio City Christmas Spectacular, Yo Gabba Gabba!, How The Grinch Stole Christmas! and concerts, such as multi-night runs by Steely Dan, Sting, Jerry Seinfeld, Furthur and performances from Leonard Cohen, Wilco, Janet Jackson and The Shins. The Wang Theatre seats approximately 3,600.
Our booking agreement expires in 2019. We have the option to renew the agreement at that time for an additional ten years.

Garden of Dreams Foundation
Madison Square Garden also has a close association with the Garden of Dreams Foundation, a non-profit charity. This foundation is dedicated to making dreams come true for children and their families facing obstacles. Working with 22 organizations in New York, New Jersey and Connecticut, including hospitals, wish organizations, homeless shelters, foster care organizations and community-based organizations, the Garden of Dreams Foundation utilizes the power and magic of The Madison Square Garden Company and its venues to bring joy and happiness to children who are facing everything from homelessness and extreme poverty, to illness and foster care. Through unique and unforgettable, on-going events and programs, the foundation develops strong, long-term relationships that truly change lives. The Garden of Dreams Foundation activities include events with the Knicks, Rangers, Liberty, MSG Network and Fuse; special celebrations and event attendance at The Garden, Radio City Music Hall and the Beacon Theatre; visits by Madison Square Garden celebrities; the Garden of Dreams Talent Show, where children perform on the Great Stage at Radio City Music Hall; a "Dream Week," where children experience all areas of The Garden during a week in the summer; toy and coat drives; and the "Make A Dream Come True Program," where children enjoy unforgettable experiences with celebrities and at events. Additionally, MSG Media hosts "classroom" programs that teach teens the inner workings of the television industry.
This past year, the Garden of Laughs, a comedy event whose net proceeds benefited the Garden of Dreams Foundation, was presented at The Theater at Madison Square Garden. The event featured stand-up performances by some of the biggest names in comedy, including Ray Romano, Darrell Hammond, Brian Regan, Robert Klein, Adam Ferrara and Wanda Sykes.  The inaugural event raised more money than has ever been raised in a single night for the foundation, and was an excellent example of how we are able to use the unique power of our company to raise awareness and money to support the efforts of the Garden of Dreams Foundation. The depth of The Madison Square Garden Company's relationship with the Garden of Dreams Foundation, which is actively integrated with each of our business segments, reflects our commitment to positively impact our community. Since its inception in 2006 through fiscal year 2013, the Garden of Dreams Foundation and Madison Square Garden have created once-in-a-lifetime experiences for more than 225,000 tri-state area children facing obstacles.
Regulation
Regulation of Our Sports and Entertainment Businesses
Our sports and entertainment businesses are subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.
In addition, many of the events produced or promoted by our sports and entertainment businesses are presented in our venues which are, like all public spaces, subject to building and health codes and fire regulations imposed by the state and local governments in the jurisdictions in which our venues are located. These venues are also subject to zoning and outdoor advertising regulations, which restrict us from making certain modifications to our facilities as of right or from operating certain types of businesses. These venues also require a number of licenses in order for us to operate, including occupancy permits, exhibition licenses, food and beverage permits, liquor licenses and other authorizations. In addition, our venues are subject to the federal Americans with Disabilities Act, which requires us to maintain certain accessibility features at each of our facilities. See "Item 1A. Risk Factors — General Risks — We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations."
The professional sports leagues in which we operate, primarily the NBA and NHL, claim the right under certain circumstances to regulate important aspects of our sports business and our team-related interactive businesses. See "— Our Business — MSG Sports — The Role of the Leagues in Our Operations."
Regulation of Our Media Business
The Federal Communications Commission ("FCC") imposes regulations directly on programming networks and also imposes regulations on cable television operators and satellite operators that affect programming networks indirectly. In addition, cable television programming networks, such as our MSG Networks and Fuse, are also regulated by the FCC in certain respects because they are affiliated with a cable television operator like Cablevision. The rules, regulations, policies and procedures affecting our media business are subject to change.
Closed Captioning
Certain of our networks must provide closed captioning of programming for the hearing impaired. We are also required to provide closed captioning on certain video content delivered via the Internet.

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
Violent Programming
Recent events have led to an interest by some members of Congress concerning the alleged effects of violent programming, which could lead to a renewal of interest in limiting the availability of such programming or prohibiting it.
Program Access
The "program access" provisions of the Federal Cable Act generally require satellite-delivered video programming in which a cable operator holds an attributable interest, as that term is defined by the FCC, to be made available to all multichannel video programming distributors, including satellite providers and telephone companies, on nondiscriminatory prices, terms and conditions, subject to certain exceptions specified in the statute and the FCC's rules. For purposes of these rules, the common directors and officers, and the five percent or greater stockholders of Cablevision and the Company are deemed to be cable operators with attributable interests in Madison Square Garden. As long as we continue to have common directors and major stockholders with Cablevision, our satellite-delivered video programming services will remain subject to the program access provisions.

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
The FCC allowed the rules that prohibited us from entering into exclusive contracts with cable operators for distribution of our satellite-delivered video programming services to sunset, and replaced them with a rule establishing a case-by-case consideration of exclusive contracts under the standard described above applicable to terrestrially-delivered programming. The FCC also has solicited comment on whether its rules should be modified to address (i) treatment of volume price discounts under its anti-discrimination rules, (ii) uniform price increases by cable-affiliated programmers under its program access rules, (iii) buying group eligibility to file program access complaints, and (iv) a rebuttable presumption that certain practices engaged in by cable-affiliated programmers constitute an "unfair act." The Company has submitted its comments to the FCC in respect of the foregoing.
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
Wholesale "A La Carte"
In 2007, the FCC sought comment on whether cable programming networks require programming distributors to purchase and carry undesired programming in return for the right to carry desired programming and, if so, whether such arrangements should be prohibited. To date, the FCC has taken no regulatory action on this issue. In May 2013, legislation was introduced in Congress that seeks to require, among other things, programmers to offer programming distributors the right to carry individual programming networks without the obligation to also carry other programming networks as part of a wholesale bundle. To date, no action has been taken on such proposed legislation.

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
Website and Mobile Application Requirements
We maintain various web sites and mobile applications that provide information and content regarding our businesses and may offer merchandise for sale. The operation of these web sites and applications may be subject to a range of federal, state and local laws such as privacy, accessibility for persons with disabilities and consumer protection regulations. The online and mobile operations relating to our sports teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See "— Our Business — MSG Sports — The Role of the Leagues in Our Operations."
Competition
Competition in Our Sports Business
Our sports business operates in a market in which numerous sports and entertainment opportunities are available. In addition to the NBA, NHL and WNBA teams that we own and operate, the New York City metropolitan area is home to two Major League Baseball teams (the Yankees and the Mets), two National Football League teams (the Giants and the Jets), two additional NHL teams (the Islanders and Devils), a second NBA team (the Nets) and a Major League Soccer franchise (the Red Bulls). Major League Soccer announced that it expects to add a second New York franchise in 2015. In addition, there are a number of other amateur and professional teams that compete in other sports, including at the collegiate and minor league levels. New York is also home to the U.S. Open tennis event each summer, as well as many other non-sports related entertainment options.
As a result of the large number of options available, we face strong competition for the general New York area sports fan. We must compete with these other sporting events in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games and the prices we charge for our tickets. In addition, for fans who prefer the unique experience of NHL hockey, we must compete with the Islanders and Devils as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete with the Nets as well as, in varying respects and degrees, with other NBA teams and the NBA itself. In addition, we also compete to varying degrees with other productions and live entertainment events for advertising and sponsorship dollars.
See "Item 1A. — Risk Factors Risks Relating to Our Sports Business — Our Sports Business Faces Intense and Wide-Ranging Competition, Which May Have a Negative Material Effect on Our Business and Results of Operations."
Competition in Our Entertainment Business
Our entertainment business competes, in certain respects and to varying degrees, with other live performances, sporting events, movies, home entertainment (including the Internet and online services, television, home video and gaming devices) and the large number of other entertainment and public attraction options available to members of the public. Our businesses, such as our live productions and our sporting events, typically represent alternative uses for the public's entertainment dollar. The primary geographic area in which we operate, New York City, is among the most competitive entertainment markets in the world, with the world's largest live theater industry and extensive performing arts venues, eleven major professional sports teams, numerous museums, galleries and other attractions, and numerous movie theaters available to the public. In September 2012, a 19,000 seat arena opened in Brooklyn, New York. Our venues outside of New York City similarly compete with other entertainment options in their respective markets and elsewhere. We compete with these other entertainment options on the basis of the quality of our productions and the public's interest in our content, as well as on the price of our tickets and the quality and location of our venues.
We compete for bookings with a large number of other venues both in the cities in which our venues are located and in alternative locations capable of booking the same productions and events. Generally, we compete for bookings on the basis of the size, quality, expense and nature of the venue required for the booking.
In addition to competition for ticket sales and bookings, we also compete to varying degrees with other productions and sporting events for advertising and sponsorship dollars.
See "Item 1A. Risk Factors — Risks Relating to Our Entertainment Business — Our Entertainment Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations."
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
New or existing programming networks that are owned by or are affiliates of broadcasting networks like NBC, ABC, CBS or FOX may also have a competitive advantage over our networks in obtaining distribution through the "bundling" of agreements to carry those programming networks with the agreements giving the cable system or other Distributor the right to carry a broadcast station affiliated with the network.
See "Item 1A. Risk Factors — Risks Relating to Our Media Business — Our Media Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations." See also "Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — MSG Media — Revenue Sources" for a discussion of MSG Media customers.
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

Competition for Sports Programming Sources
Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our sports networks. We own the programming rights to the Knicks, the Rangers and the Liberty. We also have in place multi-year rights agreements covering the media rights to the Islanders, Devils and Sabres. Our rights with respect to these professional teams may be limited in certain circumstances. See "— Our Business — MSG Sports — The Role of the Leagues in Our Operations." Our programming networks compete for telecast rights for other teams or events principally with national or regional cable networks that specialize in or carry sports programming; television "superstations" which distribute sports and other programming by satellite; local and national commercial broadcast television networks; and independent syndicators that acquire and resell such rights nationally, regionally and locally. Some of our competitors may own or control, or are owned or controlled by, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their systems. Our programming networks may also compete with Internet and mobile-based distributors of sports programming.
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
Employees
As of June 30, 2013 we had 1,516 full-time union and non-union employees and 7,266 part-time union and non-union employees. Approximately 65% of our employees were represented by unions as of June 30, 2013. Labor relations in general and in the sports and theater industry in particular can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
The NHL players and the NBA players are covered by CBAs between the National Hockey League Players' Association ("NHLPA") and the NHL and between the National Basketball Players Association ("NBPA") and the NBA, respectively. Both the NHL and the NBA have experienced labor difficulties in the past and may have labor issues in the future. On June 30, 2011 the prior CBA between the NBA and NBPA expired and there was a work stoppage for approximately five months until a new CBA was entered into in December 2011. On September 15, 2012 the prior CBA between the NHL and NHLPA expired and there was a work stoppage for approximately four months until a new CBA was entered into in January 2013. See "Item 1A. Risk Factors — General Risks — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations."
Financial Information about Segments and Geographic Areas
Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States and are primarily concentrated in New York City. Financial information by business segments for each of the years ended June 30, 2013 and 2012, the six month transition period ended June 30, 2011 and the year ended December 31, 2010 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Financial Statements and Supplementary Data," which are in Part II, Items 7 and 8, respectively, of this Annual Report on Form 10-K.

Item 1A. Risk Factors
Risks Relating to Our Sports Business
Our Sports Business Faces Intense and Wide-Ranging Competition, Which May Have a Negative Material Effect on Our Business and Results of Operations.
The success of a sports business, like ours, is dependent upon the performance and/or popularity of its franchises. Our Knicks and Rangers franchises compete, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, mobile applications and other alternative sources. For example, our sports teams compete for attendance, viewership and advertising with a wide range of alternatives available in the New York City metropolitan area. During some or all of the basketball and hockey seasons, our sports teams face competition, in varying respects and degrees, from professional baseball (including the Yankees and the Mets), professional football (including the Giants and the Jets) and each other. For fans who prefer the unique experience of NHL hockey, we must compete with two other hockey teams located in the New York City metropolitan area (the Islanders and Devils) as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete with another NBA team located in the New York City metropolitan area (the Nets) as well as, in varying respects and degrees, with other NBA teams and the NBA itself.
As a result of the large number of options available, we face strong competition to attract sports fans in the New York City metropolitan area, nationally and globally. We must compete with these other sports teams and sporting events, in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games, prices we charge for tickets and the viewing availability of our teams on multiple media alternatives. Given the nature of sports, there can be no assurance that we will be able to compete effectively, including with companies that may have greater resources than we have, and as a consequence, our business and results of operations may be materially negatively affected.
Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.
Creating and maintaining our sports teams' popularity and/or on-court and on-ice competitiveness is key to the success of our sports business. Accordingly, efforts to improve our revenues and earnings from operations from period to period may be secondary to actions that management believes will generate long-term value. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. Our efforts in this regard may include, among other things, trading for highly compensated players, signing draft picks, free agents or current players to new contracts, engaging in salary arbitration with existing players and terminating and waiving players. Any of these actions could increase expenses for a particular period, subject to any salary cap restrictions contained in the respective leagues' collective bargaining agreements. There can be no assurance that any actions taken by management to increase our long-term value will be successful.
A significant factor in our ability to attract and retain talented players is player compensation. NBA and NHL player salaries have generally increased significantly and may continue to increase. Although collective bargaining agreements between the NBA and the NBPA and the NHL and the NHLPA generally cap league-wide player salaries at a prescribed percentage of league-wide revenues, we may pay our players different aggregate salaries and a different proportion of our revenues than other NBA or NHL franchises. Future collective bargaining agreements may increase the percentage of league-wide revenues to which NBA or NHL players are entitled or impose other conditions, which may further increase our costs. In addition, we may also be obligated to pay the NBA a luxury tax each year, the calculation of which is determined by a formula based on the aggregate salaries paid to our NBA players. To the extent that our aggregate player salaries exceed the luxury tax threshold under the new NBA CBA, the luxury tax rate structure beginning with the 2013-14 season will be substantially higher than the tax rate structure under the prior NBA CBA (or under the existing NBA CBA for the 2011-12 and 2012-13 seasons). We were a NBA luxury tax payer with respect to the 2012-13 season and we expect our NBA luxury tax obligations for the 2013-14 season to grow substantially. Subsequent years beyond the 2013-14 season will be subject to contractual player payroll obligations and corresponding NBA luxury tax thresholds. See "Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — MSG Sports — Expenses — NBA Luxury Tax."
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
The Actions of the Basketball and Hockey Leagues May Have a Material Negative Effect on Our Business and Results of Operations.
The governing bodies of the NBA (including the WNBA) and the NHL have certain rights under certain circumstances to take actions that they deem to be in the best interests of their respective sports, which may not necessarily be consistent with maximizing our results of operations and which could affect our teams in ways that are different than the impact on other teams. Certain of these decisions by the NBA or the NHL could have a material negative effect on our business and results of operations. From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert. The following discussion highlights certain areas in which decisions of the NBA and the NHL could materially affect our businesses.
The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the national and international rights to telecast the games of league members, including the Knicks and the Rangers, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our teams and the leagues, and the Internet activities of our teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. We receive a share of the income the NBA and the NHL generate from these contracts, which expire from time to time. There can be no assurance that the NBA or the NHL will be able to renew these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. Changes to national and international telecast rights could also impact the availability of games covered by our local telecast rights and could negatively affect our business and results of operations. The leagues have asserted control over certain other important decisions, under certain circumstances, such as the length and format of the playing season, including preseason and playoff schedules, the operating territories of the member teams, admission of new members, franchise relocations, labor relations with the players associations, collective bargaining, free agency, and luxury taxes and revenue sharing. Decisions on these matters, some of which are also subject to the terms of the relevant collective bargaining agreement, may materially negatively affect our business and results of operations. In addition, the NBA imposes a luxury tax and escrow system with respect to player salaries and a revenue sharing plan. We anticipate that the Knicks will be required to contribute a substantially greater amount under the revenue sharing plan that was instituted beginning in the 2011-12 season than under the prior revenue sharing plan. For fiscal year 2013, the Knicks recorded approximately $17.8 million (including $3.3 million related to the playoffs) in revenue sharing expenses for the 2012-13 season, net of estimated escrow receipts. The actual amounts for the 2012-13 season may vary significantly from the estimate based on actual operating results for the league and the teams for the season and other factors. In addition, given our expectation of continued revenue growth, actual operating results of the league and the teams and other factors, we expect our NBA revenue sharing obligations in subsequent seasons to grow substantially. For a discussion of the NBA luxury tax impacts, see “— Risks Relating to Our Sports Business — Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.”
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
The leagues impose certain rules that define, under certain circumstances, the territories in which we operate, including the markets in which we telecast games. Changes to these rules could have a material negative effect on our business and results of operations.
Each league's governing body has imposed a number of rules, regulations, guidelines, bulletins, directives, policies and agreements upon its teams. Changes to these provisions may apply to our sports teams and their personnel, and the Company as a whole, regardless of whether we agree or disagree with such changes, have voted against such changes or have challenged them through other means, and it is possible that any such changes could materially negatively affect our business and results of operations to the extent they are ultimately determined to bind our teams. The commissioners of each of the NBA and NHL assert significant authority to take certain actions on behalf of their respective leagues under certain circumstances. Decisions by the commissioners of the NBA and the NHL, including on the matters described above, may materially negatively affect our businesses and results of operations. The leagues' governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself.

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
Risks Relating to Our Entertainment Business
Our Entertainment Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations.
Our entertainment business competes, in certain respects and to varying degrees, with other leisure-time activities such as television, radio, motion picture, sporting events, other live performances, the Internet, and online and mobile services, including sites for online music services and content distribution, home video and other alternative sources of entertainment and information, in addition to competing concert and event venues for total entertainment dollars in our marketplace. The success of our entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular, and, to a lesser extent, the availability of, and our venues' ability to attract concerts, family shows and other events, competition for which is intense and the ability of acts to attract arena-sized capacities. For example, The Garden, The Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York City metropolitan area. The Forum, The Chicago Theatre and the Wang Theatre face similar competition from other entertainment options in their respective markets and elsewhere.
Further, in order to maintain the competitive positions of The Garden and our other venues, we must invest on a continuous basis in state-of-the-art technology and facility maintenance while maintaining a competitive pricing structure for events that may be held in our venues, many of which have alternative venue options available to them in New York and other cities. In addition, we invest a substantial amount in our Radio City Christmas Spectacular and in new productions, including a new large-scale theatrical production for Radio City Music Hall, to continue to attract our audiences. We cannot assure you that such investments will generate revenues that are sufficient to justify our investment or even that exceed our expenses.
The Success of Our Entertainment Business Depends on the Continued Popularity of Our Live Productions, Particularly the Radio City Christmas Spectacular the Decline of Which Could Have a Material Negative Effect on Our Business and Results of Operations.
The financial results of our entertainment business are dependent on the popularity of our live productions, particularly the Radio City Christmas Spectacular. In particular, our entertainment business depends on the continuing popularity of the Radio City Christmas Spectacular at Radio City Music Hall, which represented 36% of our MSG Entertainment segment's revenues in fiscal year 2013. Should the popularity of the Radio City Christmas Spectacular decline, our revenues from ticket sales, and concession and merchandise sales would likely also decline, and we might not be able to replace the lost revenue with revenues from other sources.

Our Strategy for Our Entertainment Business Includes the Development of New Live Productions and the Possible Addition of New Venues, Each of Which Could Require Making Considerable Investments for Which There Can Be No Guarantee of Success.
As part of our business strategy, we intend to develop new productions, and live entertainment events, which may include expansions of our existing productions or relationships or the creation of entirely new live productions. Expansion of productions and/or the development of new productions could require significant upfront investment in sets, staging, creative processes, casting and advertising and dislocation of other alternative sources of entertainment that may have played in our venues absent these productions. For example, we are investing in a large-scale theatrical production for Radio City Music Hall. To the extent that any efforts at expanding productions or creating new productions do not result in a viable live show, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may be subject to a write-down of all or a portion of such investments. Our strategy also involves the possible addition of venues, including in additional major markets beyond New York, Los Angeles, Chicago and Boston. Any such additions may involve purchasing or acquiring control of, or an investment in, existing venues, renovating acquired venues or constructing new venues and could require significant investment. In pursuing such an expansion strategy, we will face risks, potentially including risks associated with the construction of new facilities or renovations of existing facilities, such as cost overruns and construction delays, risks associated with financing, such as the potential lack of availability of adequate financing to commence or complete an acquisition, development or renovation, risks associated with operating in new or existing markets and the risk that we may lose all or a part of our investment in any additional venues. For example, we have commenced the revitalization of the Forum, the iconic arena in Inglewood, CA, which we acquired in June 2012. See "Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview."
Risks Relating to Our Media Business
Our Media Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations.
Our media business competes, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video on demand, and other content offered on cable television and other programming distribution systems. We also compete for viewers and advertisers with radio, motion picture theaters, home video, the Internet and broadband services, mobile media and other sources of information and entertainment and advertising services. Important competitive factors are the prices charged for programming, the quantity, quality (in particular, the on-court and on-ice performance of our sports teams as well as other teams whose media rights we control) and the variety of the programming offered and the effectiveness of marketing efforts.
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
We May Not Be Able to Adapt to New Content Distribution Platforms and to Changes in Consumer Behavior Resulting from These New Technologies, Which May Have a Material Negative Effect Our Business and Results of Operations.
We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. Emerging forms of content distribution may provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition could reduce demand for our offerings. Accordingly, we must adapt to changing consumer behavior driven by advances such as digital video recorders ("DVRs"), video on demand, Internet-based and broadband content delivery and mobile devices. Such changes may impact the revenues we are able to generate from our traditional distribution methods, either by decreasing the viewership of our programming networks on cable and other multichannel video programming distribution systems or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there could be a material negative effect on our business and results of operations.

The Success of Our Media Business Also Depends on Affiliation Fees, and on Agreements with a Limited Number of Distributors of Our Programming, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations.
Our media business derives much of its revenues from affiliation fees paid by Distributors that carry our programming, as well as sales of advertising. Changes in affiliation fee revenues result from a combination of changes in rates and/or changes in subscriber counts, factors that may be largely out of our control.
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
The pay television industry is highly concentrated, with a relatively small number of Distributors serving a significant percentage of pay television subscribers nationally and in the MSG Networks' operating territory, thereby affording the largest Distributors significant leverage in their relationship with programming networks. The loss of any of our significant Distributors or the failure to renew on terms similar to our existing agreements (or to do so in a timely manner) could materially negatively affect our business and results of operations.
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
Our media business is dependent on advertising revenues, which, in turn, depend on a number of factors, many of which are beyond our control, such as the health of the economy in the markets our businesses serve and in the nation as a whole, general economic trends in the advertising industry, the popularity of our programming, the activities of our competitors, including increased competition from other forms of advertising-based media (such as newspapers, cable television, Internet, mobile media and radio), technological developments (such as use of DVRs) and consumer adoption thereof, consumer budgeting and buying patterns, extent of distribution and team performance. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers' spending priorities, which could cause our revenues and operating results to decline significantly in any given period. In addition, we cannot ensure that our programming will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, the level of distribution of our programming, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our advertising revenues to decline as a result of changes to the ratings for our programming and materially negatively affect our business and results of operations.
Our Rights Agreements with Various Professional Sports Teams that We Do Not Own Have Varying Durations and Renewal Terms and We May Be Unable to Renew Those Agreements on Acceptable Terms or Such Rights May Be Lost for Other Reasons.
In addition to carrying the games of the Knicks, Rangers and Liberty, our media business has rights agreements with other professional sports teams that we do not control. We may seek renewal of these contracts and, if we do so, we may be outbid by competing networks for these contracts or the renewal costs could substantially exceed our costs under the current contracts. One or more of these teams may seek to establish their own programming network or join a competitor's network and, in certain circumstances, we may not have an opportunity to bid for the rights. Moreover, the value of these contracts may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season. The value of these rights can also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute games. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect our business and results of operations. In addition, our distribution agreements typically include certain remedies in the event our MSG Networks fail to meet a minimum number of professional events, and, accordingly, any loss of rights could materially negatively affect our business and results of operations.
Each league's governing body has imposed a number of rules, regulations, guidelines, bulletins, directives, policies and agreements upon its teams, including the teams we carry on our MSG Networks. Changes to these provisions could materially negatively affect our business and results of operations.
We May Be Unable to Obtain Programming from Third Parties on Reasonable Terms or at All, Which Could Lead to Higher Costs.
We rely on third parties for sports, music and other programming for our programming networks. We compete with other distributors of programming, including other programming networks, to acquire the rights to distribute such programming. If we fail to continue to obtain sports, music and other programming for our programming networks on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for alternative programming, which may have a material negative effect on our business and results of operations.
Our Business Depends on the Appeal of Our Programming Which May be Unpredictable and Increased Programming Costs May Have a Material Negative Effect on Our Business and Results of Operations.
Our business depends in part upon viewer preferences and audience acceptance of the programming on our networks. These factors are often unpredictable and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment options. We may not be able to successfully predict interest in proposed new programming and viewer preferences could cause new programming not to be successful or cause our existing programming to decline in popularity. An increase in our costs associated with programming, including original programming, may materially negatively affect our business and results of operations to the extent we do not predict accurately how audiences will respond to such programming.
General Risks
Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Impacted by an Economic Downturn and Financial Instability.
Our businesses depend upon the ability and willingness of consumers and businesses to purchase tickets (including season tickets) or to license suites at our facilities and to spend on concessions and merchandise. In addition, our business is dependent upon advertising and sponsorship revenues. As a result, instability and weakness of the U.S. and global economies and the negative effects on consumers' discretionary spending may materially negatively affect our business and results of operations.
Severe Weather May Impact Events at our Venues and Disrupt Distributors' Ability to Offer Pay Television Service, Which May Have a Material Negative Effect on Our Business and Results of Operations.
Weather conditions in the New York Metropolitan area and other locations in which we own or operate venues may affect patron attendance as well as sales of tickets, concessions and merchandise, among other things. Weather conditions may also require us to cancel or postpone events or prevent us or our Distributors from providing our programming to customers. Any of these events may have a material negative effect on our business and results of operations.
Our Business Could Be Adversely Affected by Terrorist Activity or the Threat of Terrorist Activity and Other Developments that Discourage Congregation at Prominent Places of Public Assembly.
The success of our businesses is dependent upon the willingness and ability of patrons to attend events at our venues. The venues we operate, like all prominent places of public assembly, could be the target of terrorist activities or other actions that discourage attendance. Any such activity at one of our venues could result in a material negative effect on our business and results of operations. In addition, terrorist activity or other actions that discourage attendance at other locations, or even the threat of such activity, could result in reduced attendance at our venues. Similarly, a major epidemic or pandemic, or the threat of such an event, could adversely affect attendance at our events.

Our Businesses Are Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and Rangers, Which Cannot Be Assured.
Our financial results have historically been dependent on, and are expected to continue to depend in large part on, the Knicks and Rangers remaining popular with our fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, concession and merchandise sales during the regular season, greater shares of total viewership and increased advertising sales. Furthermore, success in the regular season may qualify a team for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by our teams and, more importantly, by generating increased excitement and interest in our teams, which can improve attendance and viewership in subsequent seasons. There can be no assurance that any sports teams, including the Knicks and Rangers, will compete in post-season play in 2014 or thereafter.
We Have Undertaken an Extensive Transformation of The Garden, the Cost, Timing and Revenue Impact of Which Are Uncertain.
We continue our major renovation of The Garden, which we refer to as the Transformation. This multi-year project is scheduled to be completed in the Fall of 2013. Nevertheless, as with any major renovation project, the Transformation remains subject to potential unexpected delays, costs or other problems. Depending upon the severity and timing, such events could materially and negatively affect our business, results of operations and cash flows. The Transformation is discussed in greater detail under "Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — MSG Entertainment — Factors Affecting Operating Results" and "Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
As we did in 2011 and 2012, we closed The Garden and The Theater at Madison Square Garden for the off-season following the Knicks' and Rangers' playoffs in 2013. As a result, we generally are not booking live entertainment or other sporting events from a period commencing in mid-May and ending in October of calendar 2013, and we will not host Rangers' preseason home games in fiscal year 2014. Consequently, we have lost and expect to lose revenues as a result of this schedule.
We remain on schedule and expect total Transformation project construction costs not to exceed $1.05 billion inclusive of various reserves for contingencies.
The Transformation has helped generate, and is expected to continue to help generate, enhanced revenues and adjusted operating cash flow for the Company in the future. There can be no assurance that we will achieve or continue to achieve these increases. In addition, unexpected delays or disruptions in the construction schedule could result in delays in achieving increased revenues. In addition, such events and other unexpected circumstances could result in increased costs of the project or other losses.
We Do Not Own All of Our Venues and Our Failure to Renew Our Leases or Booking Agreement on Economically Attractive Terms May Have a Material Negative Effect on Our Business and Results of Operations.
The lease on Radio City Music Hall expires in 2023. We have the option to renew the lease for an additional ten years by providing two years' notice prior to the initial expiration date. Similarly, we lease the Beacon Theatre pursuant to a lease that expires in 2026. We have entered into a booking agreement with respect to the Wang Theatre in Boston. Our booking agreement expires in 2019 and we have the option to renew the agreement at that time for an additional ten years. If we are unable to renew these leases or the booking agreement on economically attractive terms, our business could be materially negatively affected.
We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.
Our operations are subject to federal, state and local laws and regulations.
Our programming business is subject to direct and indirect government regulation, in part as a result of federal communications laws and FCC regulations that apply because we have common directors, officers, and stockholders with Cablevision. For FCC purposes, the common directors and officers, and the five percent or greater stockholders of each of Cablevision and Madison Square Garden are deemed to hold attributable interests in each of the companies. As a result, certain regulations applicable to a programming network affiliated with a cable television operator apply to Madison Square Garden. This affiliation may also limit the activities or strategic business alternatives available to Madison Square Garden, including the ability to own or operate media properties we do not presently own or operate.
Some FCC regulations apply to us directly and other FCC regulations, although imposed on cable television operators and satellite operators, affect programming networks indirectly. See "Item 1. Business — Regulation — Regulation of Our Media

Business." Legislative enactments, court actions, and federal regulatory proceedings could materially affect our programming business by modifying the rates, terms, and conditions under which we offer our programming services to distributors and the public, or otherwise materially affect the range of our activities or strategic business alternatives. We cannot predict the likelihood or results of any such legislative, judicial, or regulatory actions. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, our programming business will be affected. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our programming business. The regulation of cable television services and satellite carriers is subject to the political process and has been in constant flux over the past two decades. Further material changes in the law and regulatory requirements must be anticipated. We cannot assure you that our programming business and our results of operations will not be materially negatively affected by future legislation, new regulation or deregulation.
We hold liquor licenses at each of our venues and are subject to licensing requirements with respect to the sale of alcoholic beverages in the jurisdictions in which we serve those beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at the applicable venue and could have a materially negative effect on our business and our results of operations. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. In the jurisdictions in which our venues are located, we are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law. Our liability insurance coverage may not be adequate or available to cover any potential liability.
We and our venues are subject to environmental laws and regulations relating to the use, disposal, storage, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the operations of our venues. Additionally, certain laws and regulations could hold us strictly, jointly and severally responsible for the remediation of hazardous substance contamination at our facilities or at third-party waste disposal sites, and could hold us responsible for any personal or property damage related to any contamination. Any requirements to dispose of, or remediate, such hazardous or non-hazardous materials and any associated costs and impact on operations of such efforts may be heightened as a result of the purchase, construction or renovation of a venue, including the Transformation and the Forum revitalization.
Our venues are subject to zoning and building regulations including permits relating to the Transformation and operation of The Garden. In addition, The Madison Square Garden Arena requires a zoning special permit. The original permit was granted by the New York City Planning Commission in 1963 and renewed in July 2013 for 10 years. In connection with the renewal, certain government officials and special interest groups sought to use the renewal process to impose conditions on or otherwise pressure us to improve Penn Station or to relocate The Garden. There can be no assurance regarding the future renewal of the permit or the terms thereof.
Our businesses are, and may in the future be, subject to a variety of other laws and regulations, including licensing, permitting, and historic designation and similar requirements; working conditions, labor, immigration and employment laws; health, safety and sanitation requirements; compliance with the Americans With Disabilities Act; and privacy laws.
Our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could have a material negative effect on our business and results of operations.
Our Properties Are Subject to, and Benefit from, Certain Easements, the Availability of Which May Not Continue on Terms Favorable to Us or at All.
Our properties are subject to, and benefit from, certain easements. For example, the "breezeway" into the Madison Square Garden Complex from Seventh Avenue in New York City is a significant easement that we share with other property owners. Our ability to continue to utilize this and other easements, including for advertising purposes, requires us to comply with a number of conditions. Moreover, certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions. It is possible that we will be unable to continue to access or maintain any easements on terms favorable to us, or at all, which could have a material negative effect on our business and results of operations.
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
Any penetration of our network security or other misappropriation or misuse of personal consumer or employee information could subject us to business interruption and litigation and our reputation could be damaged, which could have an material negative effect on our business and results of operations.
A Change to or Withdrawal of New York City Real Estate Tax Exemption May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For fiscal year 2013, this tax exemption resulted in an annual after-tax benefit to net income of approximately $9.5 million. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State. There can be no assurance that the tax exemption will not be amended in a manner adverse to us or repealed in its entirety, either of which could have a material negative effect on our business and results of operations.
We May Require Financing to Fund Our Ongoing Operations and Capital Expenditures, the Availability of Which Is Highly Uncertain.
The capital and credit markets can experience volatility and disruption. Such markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability for most issuers.
Our business has been characterized by significant expenditures for properties and businesses, for renovations and for productions. In the future we may engage in transactions that depend on our ability to obtain financing. We may also seek financing to fund our ongoing operations.
Although we have a credit facility (see "Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements"), our ability to draw on such facility will depend on our ability to meet certain financial tests and other conditions. In addition, there can be no assurance that we will be able to refinance any such facility in the future or raise any required additional capital or do so on favorable terms. Depending upon conditions in the financial markets, we may not be able to raise additional capital on favorable terms, or at all. In addition, as described above, the leagues in which our sports teams compete may have, under certain circumstances, approval rights over certain financing transactions, and in connection with those rights, could affect our ability to obtain such financing. If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs. Our choice of which spending programs to cancel or reduce may be limited, although we do not currently anticipate that unavailability of financing in any circumstances would materially affect our spending on player salaries in any respect. Failure to successfully pursue our capital expenditure and other spending plans could negatively affect our ability to compete effectively and have a material negative effect on our business and results of operations.
Our Business Is Subject to Seasonal Fluctuations.
The revenues of our MSG Sports and MSG Entertainment segments are seasonal. For example, 40% of our MSG Entertainment segment's revenues and 7% of our consolidated revenues, net of intersegment eliminations in fiscal year 2013, was derived from our Radio City Christmas Spectacular franchise. Revenues of our MSG Entertainment segment are highest in the second quarter of our fiscal year when these performances primarily occur. As a result, MSG Entertainment earns a disproportionate amount of its revenue and operating income in the second quarter of each fiscal year. Similarly, because of the nature of the NBA and NHL playing seasons, revenues from our sports teams are concentrated in the second and third quarters of each fiscal year. Revenues from our business on a consolidated basis tend to be at their lowest in the first and fourth quarters of the fiscal year.

Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is dependent upon the efforts of unionized workers. Any labor disputes, such as strikes or lockouts, with the unions with which we have collective bargaining agreements could have a material negative effect on our business and results of operations (including our ability to produce or present concerts, theatrical productions, sporting events and television programming).
NBA players are covered by a CBA between the NBPA and the NBA. NHL players are covered by a CBA between the NHLPA and the NHL. Both the NHL and the NBA have experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players' strikes or management lockouts. For example, the NBA has experienced labor difficulties, including a lockout during the 1998-99 season, which resulted in the regular season being shortened from 82 to 50 games, and a lockout during the 2011-12 season, which resulted in the regular season being shortened from 82 games to 66 games. The current NBA CBA expires after the 2020-21 season (although the NBA and NBPA each have the right to terminate the CBA following the 2016-17 season). The NHL has also experienced labor difficulties, including a lockout during the 1994-95 NHL season, which resulted in the regular season being shortened from 84 to 48 games, a lockout beginning in September 2004, which resulted in the cancellation of the entire 2004-05 NHL season and a lockout during the 2012-13 NHL season, which resulted in the regular season being shortened from 82 to 48 games. The current NHL CBA expires September 15, 2022 (although the NHL and NHLPA each have the right to terminate the CBA effective following the 2019-20 season).
The Unavailability of Satellites, Facilities and/or Systems upon Which We Rely May Have a Material Negative Effect on Our Business and Results of Operations.
We use satellite and other systems to transmit our program services to Distributors. The distribution facilities include uplinks, communications satellites and downlinks. Notwithstanding certain back-up and redundant systems, transmissions may be disrupted, including as a result of disasters that impair uplinks, downlinks or transmission facilities or the impairment of satellite or terrestrial facilities. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. In addition, we rely upon various third-party software or systems in the operation of our business, including, with respect to ticket sales, credit card processing, point of sale transactions, database, inventory, human resource management and financial systems. From time to time, certain of these arrangements may not be covered by long-term agreements. The failure or unavailability of distribution facilities or these third-party services, depending upon its severity and duration, could have a material negative effect on our business and results of operations.
We May Become Subject to Infringement or Other Claims Relating to Our Content or Technology.
From time to time, third parties may assert against us alleged intellectual property (e.g., copyright, trademark and patent) or other claims relating to our programming, productions, technologies or other content or material, some of which may be important to our business. In addition, our programming and productions could potentially subject us to claims of defamation or similar types of allegations. Any such claims, regardless of their merit, could cause us to incur significant costs. In addition, if we are unable to continue use of certain intellectual property rights, our business and results of operations could be materially negatively impacted.

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
As part of the Distribution we have entered into a Tax Disaffiliation Agreement with Cablevision, which sets out each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify Cablevision for losses and tax liabilities of Cablevision that result from the breach of certain covenants that could cause the Distribution to be treated as a taxable transaction. If we are required to indemnify Cablevision under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could have a material negative effect on our business and results of operations.
We Are Controlled by the Dolan Family.
We have two classes of common stock:

•	Class B Common Stock, which is generally entitled to ten votes per share and is entitled collectively to elect 75% of our Board of Directors, and

•	Class A Common Stock, which is entitled to one vote per share and is entitled collectively to elect the remaining 25% of our Board of Directors.
As of July 31, 2013, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively own all of our Class B Common Stock, approximately 1.7% of our outstanding Class A Common Stock and approximately 69% of the total voting power of all our outstanding common stock. Of this amount, Charles F. Dolan, a director and the father of James L. Dolan, the Executive Chairman, and his spouse control approximately 59.4% of our outstanding Class B Common Stock, approximately 1% of our outstanding Class A Common Stock and approximately 41% of the total voting power of all our outstanding common stock. The members of the Dolan family holding Class B Common Stock have executed a voting agreement that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. The Dolan family is able to prevent a change in control of our Company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan family. Charles F. Dolan, members of his family and certain related family entities, by virtue of their stock ownership, have the power to elect all of our directors subject to election by holders of Class B Common Stock and are able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
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
The Company is the owner of professional sports franchises in the NBA and the NHL. As a result, transfers and ownership of our Common Stock are subject to certain restrictions under the constituent documents of the NBA and the NHL as well as the Company's consent agreements with the NBA and the NHL in connection with their approval of the Distribution. These restrictions are described under "Description of Capital Stock - Class A Common Stock and Class B Common Stock - Transfer Restrictions" in our registration statement on Form 10 filed with the Securities and Exchange Commission. In order to protect the Company and its NBA and NHL franchises from sanctions that might be imposed by the NBA or the NHL as a result of violations of these restrictions, our amended and restated certificate of incorporation provides that, if a transfer of shares of our Common Stock to a person or the ownership of shares of our Common Stock by a person requires approval or other action by a league and such approval or other action was not obtained or taken as required, the Company shall have the right by written notice to the holder to require the holder to dispose of the shares of Common Stock which triggered the need for such approval. If a holder fails to comply with such a notice, in addition to any other remedies that may be available, the Company may redeem the shares at 85% of the fair market value of those shares.
We Share Certain Key Executives with Cablevision Which Means Those Executives Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts; Certain Directors Are Also Directors and/or Key Executives of each of Cablevision and AMC Networks Inc.
Our Executive Chairman, James L. Dolan, also serves as the President and Chief Executive Officer of Cablevision and our President and Chief Executive Officer, Hank J. Ratner also serves as a Vice Chairman of Cablevision. This arrangement is similar to the situation prior to the spin-off of the Company from Cablevision whereby Messrs. Dolan and Ratner served as senior officers of both companies. As a result, the two most senior officers of the Company do not devote their full time and attention to the Company's affairs. In addition, eight members of our Board of Directors are also directors of Cablevision, seven members of our Board of Directors are also directors of AMC Networks Inc., an affiliate of the Company, and several of our directors are employees of Cablevision and AMC Networks Inc. concurrently with their service on our Board of Directors. These officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting MSG and either Cablevision or AMC Networks Inc., as applicable. For example, the potential for a conflict of interest exists when we on the one hand, and Cablevision or AMC Networks Inc. on the other hand, look at acquisitions and other corporate opportunities that may be suitable for both companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between Cablevision or AMC Networks Inc. and us. In addition, certain of our directors and officers have Cablevision or AMC Networks Inc. stock and options and/or Cablevision or AMC Networks Inc. cash performance awards, including Messrs. Charles F. Dolan, James L. Dolan and Hank J. Ratner. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and Cablevision or AMC Networks Inc. See "Certain Relationships and Potential Conflicts of Interest" in our Proxy Statement filed with the Securities and Exchange Commission on October 12, 2012 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with Cablevision and/or AMC Networks Inc. that may arise.
Our Overlapping Directors and Executive Officers with Cablevision and AMC Networks Inc. May Result in the Diversion of Corporate Opportunities and Other Conflicts to Cablevision and AMC Networks Inc. and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company's amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of Cablevision and its subsidiaries and that the Company may engage in material business transactions with such entities. The Company has renounced its rights to certain business opportunities and the Company's amended and restated certificate of incorporation provides that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of Cablevision and its subsidiaries will be liable to the Company or its shareholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our certificate of incorporation) to Cablevision or any of its subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. The Company's Board of Directors has adopted resolutions putting in place arrangements similar to the foregoing provisions on corporate opportunities with respect to directors and/or officers of the Company who are also directors or officers of AMC Networks Inc., a company which Cablevision spun off to its stockholders. Our amended and restated certificate of incorporation also expressly validates certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and Cablevision and/or any of its subsidiaries and, to the fullest extent permitted by law, provides that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective shareholders. See "Description of Capital Stock — Certain Corporate Opportunities and Conflicts" in our registration statement on Form 10 filed with the Securities and Exchange Commission.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own the Madison Square Garden Complex (with a maximum capacity of approximately 21,000 seats in The Garden), including The Theater at Madison Square Garden (approximately 5,600 seats) in New York City, comprising approximately 1,100,000 square feet; a training center in Greenburgh, NY with approximately 105,000 square feet of space; The Chicago Theatre (approximately 3,600 seats) in Chicago comprising approximately 72,600 square feet; and the Forum (approximately 17,500 seats) in Inglewood, CA comprising approximately 305,000 square feet.
Significant properties that are leased in New York City include approximately 428,000 square feet housing Madison Square Garden's administrative and executive offices and certain studio space, approximately 577,000 square feet comprising Radio City Music Hall (approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (approximately 2,800 seats). We also lease approximately 13,500 square feet of warehouse space in Jersey City, New Jersey and storage space in various other locations. For more information on our venues, see "Item 1. Business — Our Venues."
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
Our Class A Common Stock is listed on NASDAQ under the symbol “MSG”.
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell Midcap Index and the Russell 3000 Entertainment Index. This graph covers the period from February 9, 2010 (the first day our Class A Common Stock began trading on NASDAQ) through June 28, 2013. The stock price performance included in this graph is not necessarily indicative of future stock performance.

	Base Period 2/9/10	06/30/10	12/31/10	06/30/11	12/31/11	06/29/12	12/31/12	06/28/13
The Madison Square Garden Company	100	107.96	141.49	151.10	157.19	205.49	243.41	325.19
Russell Midcap Index	100	101.31	129.79	140.28	127.78	137.97	149.86	173.02
Russell 3000 Entertainment Index	100	104.42	126.30	138.20	131.35	160.90	170.79	219.05
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
As of June 30, 2013, there were 1,215 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock, par value $.01 per share. As of June 30, 2013, there were 17 holders of record of our Class B Common Stock.
We did not pay any dividend on our common stock during the fiscal year 2013 and do not expect to pay a cash dividend on our common stock for the foreseeable future.

Price Range of MSG Class A Common Stock
The following tables set forth for the periods indicated the intra-day high and low sales prices per share of our Class A Common Stock as reported on NASDAQ:

Year Ended June 30, 2013	High	Low
For the Quarter ended September 30, 2012	$44.75	$34.36
For the Quarter ended December 31, 2012	45.99	39.04
For the Quarter ended March 31, 2013	58.72	44.71
For the Quarter ended June 30, 2013	63.44	54.66
Year Ended June 30, 2012
For the Quarter ended September 30, 2011	$27.97	$21.70
For the Quarter ended December 31, 2011	30.37	21.12
For the Quarter ended March 31, 2012	34.65	27.95
For the Quarter ended June 30, 2012	38.90	33.75

Item 6. Selected Financial Data
The operating and balance sheet data included in the following selected financial data table have been derived from the consolidated financial statements of The Madison Square Garden Company and its subsidiaries (which for periods prior to February 9, 2010 (the date of the Distribution), represents a combination of certain media, entertainment and sports businesses and assets that were historically owned and operated as parts of Cablevision). The financial information presented below for periods prior to the Distribution date does not necessarily reflect what our results of operations and financial position would have been if we had operated as a separate publicly-traded entity during those periods. The selected financial data presented below should be read in conjunction with the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended June 30,		Six Months Ended June 30, 2011	Years Ended December 31,
	2013	2012		2010	2009	2008
	(in thousands, except per share data)
Operating Data:
Revenues	$1,340,818	$1,284,016	$564,287	$1,157,136	$1,062,417	$1,042,958
Operating expenses:
Direct operating	691,029	714,362	331,306	686,442	682,337	724,904
Selling, general and administrative	309,568	304,624	143,179	279,263	273,712	270,065
Depreciation and amortization (including impairments)	89,132	87,503	44,926	56,907	61,336	66,231
Operating income (loss)	251,089	177,527	44,876	134,524	45,032	(18,242)
Other income (expense):
Interest income (expense), net	(5,722)	(4,752)	(2,216)	(3,457)	(1,117)	1,919
Miscellaneous	3,497	7,072	5,561	3,924	2,000	—
Income (loss) from operations before income taxes	248,864	179,847	48,221	134,991	45,915	(16,323)
Income tax benefit (expense)	(106,482)	(73,302)	(20,607)	(51,611)	(18,266)	11,387
Net income (loss)	$142,382	$106,545	$27,614	$83,380	$27,649	$(4,936)
Basic earnings (loss) per common share (a)	$1.87	$1.42	$0.37	$1.13	$0.38	$(0.07)
Diluted earnings (loss) per common share(a)	$1.83	$1.38	$0.36	$1.09	$0.38	$(0.07)
Weighted-average number of common shares outstanding: (a)
Basic	76,268	74,938	74,350	73,864	73,309	73,309
Diluted	77,940	77,459	77,193	76,714	73,309	73,309
Balance Sheet Data:
Related party advances(b)	$—	$—	$—	$—	$190,000	$190,000
Total assets	2,732,214	2,524,684	2,280,256	2,197,807	2,041,499	2,000,341
Capital lease obligations	2,224	3,361	4,225	4,920	6,235	7,457
Total stockholders’ equity	1,478,935	1,320,013	1,205,885	1,170,924	1,106,103	1,072,623
___________________________________

(a)
Common shares assumed to be outstanding during the years ended December 31, 2009 and 2008 totaled 73,309, representing the shares issued to Cablevision shareholders on the Distribution date for purposes of calculating EPS.

(b)
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning our future operating and future financial performance, including: the timing and anticipated cost and benefits of the comprehensive Transformation and the revitalization of the Forum; the impact of the new NBA CBA and revenue sharing plan; the impact of the new NHL CBA; and expected increased programming costs. Words such as "expects," "anticipates," "believes," "estimates," "may," "will," "should," "could," "potential," "continue," "intends," "plans," and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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

•
the impact of the comprehensive Transformation of The Garden or the revitalization of the Forum on our operations, including any unexpected delays, costs or other matters associated with the Transformation or the revitalization of the Forum;

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
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements and footnotes thereto included in this Annual Report on Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations. Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. Effective June 30, 2011, the Company changed its fiscal year-end from December 31st to June 30th to better align our financial planning and reporting cycles with the seasonality of our business, particularly our MSG Sports and MSG Entertainment segments. This section provides an analysis of our results of operations for the years ended June 30, 2013 and 2012, the six month transition period ended June 30, 2011 and the year ended December 31, 2010 on both a consolidated and segment basis. The unaudited information for the year ended June 30, 2011 (which reflects our combined results for the six months ended December 31, 2010 and the six month transition period of January 1, 2011 through June 30, 2011) and the six months ended June 30, 2010 is presented herein for comparative purposes. Our segments are MSG Media, MSG Entertainment and MSG Sports.
Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended June 30, 2013 and 2012, the six month transition period ended June 30, 2011 and the year ended December 31, 2010. The unaudited information for the year ended June 30, 2011 and the six months ended June 30, 2010 is discussed herein for comparative purposes. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at June 30, 2013.
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
MSG Media
MSG Media, which represented approximately 50% of our consolidated revenues for the year ended June 30, 2013, is a leader in production and content development for multiple distribution platforms, including content originating from the Company's venues. MSG Media is comprised of the Company's regional sports networks, MSG Network and MSG+, collectively the "MSG Networks," and "Fuse," a national television network dedicated to music. MSG Networks also include high-definition channels, MSG HD and MSG+ HD, and Fuse includes its high-definition channel, Fuse HD.
MSG Networks are home to seven professional sports teams: the Knicks, Rangers, Liberty, Islanders, Devils, Sabres and Red Bulls, as well as to our critically acclaimed original and other programming. Fuse focuses on music-related programming, including coverage of premier artists, events and festivals, original content and concerts.

Revenue Sources
Our MSG Media segment earns revenues from two primary sources: affiliation fees and advertising. Affiliation fees, which are the fees we earn from Distributors that carry our programming, constitute the significant majority of the MSG Media segment revenues. Advertising revenue makes up a smaller portion of MSG Media segment overall revenues.
Affiliation Fees
Our MSG Media segment earns affiliation fee revenue from Distributors that carry our programming services. The fees we receive depend largely on the demand from subscribers for our programming. Affiliation fees from Cablevision accounted for more than 10% of the Company's consolidated revenues during the years ended June 30, 2013 and 2012, the six month transition period ended June 30, 2011 and the year ended December 31, 2010.
Advertising Revenues
Our MSG Media segment earns revenues through the sale of commercial time to advertisers during our programming or through the sale of program sponsorship rights. We typically sell advertising time through our in-house staff and, to a lesser extent, through agencies.
Expenses
The principal expenses of our MSG Media segment are professional team rights fees, as well as rights fees to carry other programming content, other direct programming costs, as well as marketing and advertising costs. We also allocate a portion of our corporate expenses to the MSG Media segment.
Programming Acquisition Costs (Rights Fees)
In addition to the Company's ownership of Knicks, Rangers and Liberty rights, MSG Networks have multi-year rights agreements with the Islanders, Devils and Sabres. The professional team rights acquired under license agreements to telecast various sporting events and other programming for exhibition on its networks are typically expensed on a straight-line basis over the term of the applicable contract or license period. We negotiate directly with the teams to determine the fee and other provisions of the rights arrangements. Rights fees for sports programming are influenced by, among other things, the size and demographics of the geographic area in which the programming is distributed, and the popularity and/or the on-court or on-ice competitiveness of a team. For purposes of reporting our segment information, the MSG Media segment recognizes rights expense for the licensing of team-related programming from the Company's MSG Sports segment. These inter-segment charges are generally recognized on a straight-line basis over the fiscal year and are eliminated in consolidation.
In addition to professional team rights, the MSG Media segment also acquires the rights to carry and/or produce other events or programming, such as other sporting events, movies, concerts or specials. The costs of this programming are amortized over the license period or projected useful life of the programming as the economic benefits are received.
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

Due largely to our ownership of rights, multi-year rights agreements and the generally recurring nature of our affiliation arrangements, the MSG Networks have consistently produced operating profits over a number of years. See "Part I — Item 1A. Risk Factors — Risks Relating to Our Media Business — The Success of Our Media Business Also Depends on Affiliation Fees, and on Agreements with a Limited Number of Distributors of Our Programming, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations" for a discussion of risks associated with our affiliation agreements. Advertising revenues are less predictable and can vary based upon a number of factors, including general economic conditions.
Our MSG Media segment's future performance is also dependent on the U.S. and global economies, the impact of direct competition, and the relative strength of our current and future advertising customers. Weak economic conditions may lead to lower demand for television advertising. An economic downturn could adversely affect our business and results of operations. See "Part I — Item 1. Business — Regulation — Regulation of Our Media Business" for other factors that may affect operating results.
MSG Entertainment
Our MSG Entertainment segment, which, net of inter-segment revenues, represented 19% of our consolidated revenues for the year ended June 30, 2013, is one of the country's leaders in live entertainment. MSG Entertainment presents or hosts live entertainment events, including concerts, family shows, performing arts and special events in our diverse collection of venues. Those venues include The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, The Chicago Theatre and the Wang Theatre. In June 2012, we expanded our geographic footprint with the purchase of the Forum in Inglewood, CA. With our revitalization of this venue, which we expect to complete in January 2014, we look forward to creating yet another premier destination for live entertainment. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal. Over the last several years, our venues have hosted concerts by artists such as Madonna, Phish, Van Halen, Eric Clapton, The Allman Brothers Band, Bruce Springsteen, Maroon 5, Taylor Swift, Leonard Cohen, Justin Bieber, Swedish House Mafia, fun., Bon Iver and One Direction; family shows, such as Sesame Street Live, The Fresh Beat Band and Disney's Phineas and Ferb; special events such as the Tony Awards, Wheel of Fortune and Amnesty International's Secret Policeman's Ball, and appearances by the Dalai Lama; and theatrical productions, such as How Grinch Stole Christmas!, Cirque du Soleil's Zarkana and A Christmas Story. Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows in which case we have economic risk relating to the event. MSG Entertainment currently does not promote or co-promote events outside of our venues other than our productions discussed below.
MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular, featuring the Rockettes, that are performed in the Company's and other venues. The Radio City Christmas Spectacular is the top grossing live holiday family show in North America and was seen by approximately 1.1 million people nationwide during the 2012 holiday season.
Revenue Sources
Our primary sources of revenue in our MSG Entertainment segment are ticket sales to our live audiences for events that we produce or promote/co-promote and license fees for our venues paid by third-party promoters in connection with events that we do not produce or promote/co-promote. We also derive revenue from other sources, including facility and ticketing fees, concessions, sponsorships, a portion of suite license fees at The Garden, merchandising and tours of our venues. The levels of revenue and expense we record in our MSG Entertainment segment for a given event depends to a significant extent on whether we are promoting or co-promoting the event or are licensing our venue to a third-party.
Ticket Sales and Suite Licenses
For our productions and for entertainment events in our venues that we promote, we recognize revenues from the sale of tickets to our audiences. We sell tickets to the public through our box office, via our web sites and ticketing agencies and through group sales. The amount of revenue we earn from ticket sales depends on the number of shows and the mix of events that we promote, the seating capacity of the venue used, the extent to which we can sell to our seating capacity and our average ticket prices.
Prior to the commencement of the Transformation, The Garden had 89 club suites and ten other premium seating products that were licensed annually. As a result of the Transformation, these suites and products have been or will be replaced with 20 Event Level suites, 58 Madison Level suites, 18 transformed 9th Floor Signature Level suites and three new club spaces. Suite licenses at The Garden are generally sold to corporate customers pursuant to multi-year licenses. Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders pay for food and beverage service in their suites at The Garden. Revenues from the sale of suite licenses are shared between our MSG Entertainment and MSG Sports segments.
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
Merchandise
We earn revenues from the sale of merchandise relating to our proprietary productions and other live entertainment events that take place at our venues. The majority of our merchandise revenues are generated through on-site sales during performances of our productions and other live events. We also generate revenues from the sales of our Radio City Christmas Spectacular merchandise, such as ornaments and apparel, through traditional retail channels. Typically, revenues from our merchandise sales at our non-proprietary events relate to sales of merchandise provided by the artist, the producer or promoter of the event.
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
Expenses
Our MSG Entertainment segment's principal expenses are payments made to performers and promoters, staging costs and day-of-event costs associated with events, and advertising costs. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses to our MSG Entertainment segment. However, the operating results of our MSG Entertainment segment benefit from the fact that no rent is charged to our MSG Entertainment segment for events that it presents at our owned venues (The Garden, The Theater at Madison Square Garden and The Chicago Theatre). We do not allocate to our segments any depreciation expense related to The Garden and The Theater at Madison Square Garden.
Performer Payments
Our productions are performed by talented actors, dancers, singers, musicians and entertainers. In order to attract and retain this talent, we are required to pay our performers an amount that is commensurate both with their abilities and with demand for their services from other entertainment companies. Our productions, including the Radio City Christmas Spectacular, typically feature ensemble casts (such as the Rockettes), where there is no single "headline" performer. As a result, most of our performers are paid based on a standard "scale," pursuant to collective bargaining agreements we negotiate with the performers' unions.

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
Marketing and Advertising Costs
We incur significant costs promoting our productions and other events through outdoor and newspaper advertisements, television and radio advertising and social, digital and search advertising. In light of the intense competition for entertainment events, especially in the New York City metropolitan area, such expenditures are a necessity to drive interest in our productions and encourage members of the public to purchase tickets to our shows.
Touring Expenses
For productions that we take on the road, we must pay the logistical costs associated with travel and equipment, as well as fees and expenses, including the costs of venue staff, for the use of third-party venues.
Factors Affecting Operating Results
The operating results of our MSG Entertainment segment are largely dependent on our ability to attract concerts, family shows and other events to our venues, as well as the continued success of our Radio City Christmas Spectacular. Our MSG Entertainment segment recognized operating losses during the years ended June 30, 2013 and 2012, the six month transition period ended June 30, 2011 and the year ended December 31, 2010 due, in part, to weather and the economy combined with The Garden being shut down during part of calendar years 2013, 2012 and 2011 and the Theater at Madison Square Garden being shut down during parts of calendar years 2013, 2012, 2011 and 2010 as discussed in more detail below.
Our MSG Entertainment segment's future performance is dependent in part on general economic conditions, and the effect of these conditions on our customers. Weak economic conditions may lead to lower demand for suite licenses and tickets to our live productions, concerts, family shows and other events, which would also negatively affect merchandise and concession sales, as well as lower levels of sponsorship and venue signage. These conditions may also affect the number of concerts, family shows and other events that take place in the future. An economic downturn could adversely affect our business and results of operations.
We continue to invest in a large-scale theatrical production for Radio City Music Hall, which is expected to debut in Spring 2014, and to explore additional opportunities to expand our presence in the entertainment industry. Any new investment may not initially contribute to operating income, but will be expected to become operationally profitable over time. Our results will also be affected by investments in, and the success of, new productions.
The Transformation of The Garden has been an ongoing project. In order to most efficiently and effectively complete the Transformation, it has remained a year-round project. To minimize disruption to our operations, throughout the Transformation, we closed The Theater at Madison Square Garden during part of 2010 and The Garden and The Theater at Madison Square Garden for the off-season following the Knicks' and Rangers' playoffs in calendar years 2011, 2012 and 2013. We plan to reopen both venues in the fall of 2013. As a result, we generally are not booking live entertainment or other sporting events from a period commencing in mid-May and ending in October of calendar year 2013 and did not book such events from a period commencing in April through late October in calendar years 2011 and 2012. In addition, we did not book events at The Theater at Madison Square Garden for part of 2010. While we sought to minimize disruptions during the Transformation, including scheduling events at our other venues or to other times of the year when The Garden or The Theater at Madison Square Garden were open, we were not able to reschedule all events that would otherwise have occurred during the shutdowns. Consequently, we have lost and expect to lose revenues as a result of this schedule.

The renovated lower bowl of The Garden reopened in October 2011. We were able to accelerate the renovation of certain portions of the upper bowl during the same first off-season shutdown. The balance of the renovated upper bowl opened for events following the second off-season shutdown. As part of the second phase of the Transformation, The Garden's seating capacity, excluding suites, for fiscal year 2013 was reduced by approximately one thousand seats for Knicks and Rangers games (and reduced by a lesser amount for entertainment events), as compared to fiscal year 2012. After the third phase of the Transformation is completed in the fall of 2013, The Garden's seating capacity, excluding suites, in fiscal year 2014 will again be comparable to pre-Transformation levels.
MSG Sports
Our MSG Sports segment, which, net of inter-segment revenues, represented 31% of our consolidated revenues for the year ended June 30, 2013, owns and operates sports franchises, including the Knicks, a founding member of the NBA, and the Rangers, one of the "original six" franchises of the NHL. MSG Sports also owns and operates the Liberty of the WNBA, one of the league's founding franchises, and the Hartford Wolf Pack of the AHL, which is the primary player development team for the Rangers, and is also competitive in its own right in the AHL. The Knicks and Rangers play their home games at The Garden. While the Liberty have historically played regular season home games at The Garden each year, due to the Transformation, the Liberty played the 2011 and 2012 seasons and are playing the 2013 season at the Prudential Center in Newark, New Jersey. With the expected completion of The Transformation this fall, we expect the Liberty to return to The Garden for their 2014 season. Our sports business also features other sports properties, including the presentation of a wide variety of live sporting events including professional boxing, college basketball (The Big East Tournament, Jimmy V Classic, post-season NIT Finals and, on occasion, Duke University games), gymnastics, track and field, professional bull riding, tennis (The BNP Paribas Showdown) and wrestling, as well as the NFL Draft.
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
The NBA CBA was last negotiated in 2011 and expires after the 2020-21 season (although the NBA and the NBPA each has the right to terminate the CBA following the 2016-17 season). The NBA CBA contains a "soft" salary cap (i.e., a cap on each team's aggregate player salaries but with certain exceptions that enable teams to pay more, sometimes substantially more, than the cap).
NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). A team's luxury tax for the 2011-12 and 2012-13 seasons generally equals the amount by which the team's aggregate player salaries exceed such threshold. Beginning with the 2013-14 season, the tax rates for teams with aggregate player salaries above such threshold will start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least four of any five seasons beginning in 2011-12, the above tax rates are increased by $1.00 for each increment. For the 2011-12 season, 100% of the aggregate luxury tax payments collected by the league were used as a funding source for the revenue sharing plan described below; beginning with the 2012-13 season, 50% of such payments will be used as a funding source for the revenue sharing plan and the remaining 50% of such payments will be distributed in equal shares to non-taxpaying teams. The Knicks were a NBA luxury tax payer with respect to the 2012-13 season and we expect our NBA luxury tax obligations for the 2013-14 season to grow substantially. Subsequent years beyond the 2013-14 season will be subject to contractual player payroll obligations and corresponding NBA luxury tax thresholds. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses. Our provision for the year ended June 30, 2013, including luxury tax provisions related to team personnel transactions, was approximately $8,300.
NBA Escrow System/Revenue Sharing. The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues as compensation (approximately 51% in the 2011-12 season and approximately 50% thereafter), and the teams retain the remainder. The percentage of league-wide revenues paid as compensation and retained by the teams does not apply evenly across all teams and accordingly we may pay our players a higher or lower portion of the Knicks' revenues than other NBA teams. Throughout each season, NBA teams withhold 10% of each player's salary and contribute the withheld amounts to an escrow account. If the league's aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. In the event that the league's aggregate player compensation is below the designated percentage of league-wide revenues, the teams will remit the shortfall to the NBPA for distribution to the players.
The NBA has also instituted a revenue sharing plan that, beginning in the 2011-12 season, generally requires the distribution of a pool of funds to teams with below-average net revenues (as defined in the plan), subject to reduction or elimination based on individual team market size and profitability. The plan is funded by a combination of disproportionate contributions from teams with above-average net revenues, subject to certain profit-based limits (each as defined in the plan); aggregate league-wide luxury tax proceeds (100% of proceeds for the 2011-12 season, 50% of proceeds for all seasons beginning with the 2012-13 season) (see above); and, beginning with the 2012-13 season, collective league sources, if necessary. Additional amounts may also be distributed on a discretionary basis, funded by assessments on playoff ticket revenues and through collective league sources. The total amount to be distributed to recipient teams will be substantially greater than the amounts paid under the NBA revenue assistance program that was in effect prior to the 2011-12 season.
We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended June 30, 2013 was $17,833 (including $3,272 related to the playoffs). The actual amounts for the 2012-13 season may vary significantly from the recorded provision based on actual operating results for the league and the teams for the season and other factors. In addition, given our expectation of continued revenue growth, actual operating results of the league and the teams and other factors, we expect our NBA revenue sharing obligations in subsequent seasons to grow substantially.
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

NHL Escrow System/Revenue Sharing. The new NHL CBA provides that each season the players receive as player compensation 50% of that season's league-wide revenues, excluding the impact of agreed-upon aggregate transition payments of $300,000 to be paid on a deferred basis over three years beginning in 2014. Because the percentage to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, we may pay our players a higher or lower portion of the Rangers' revenues than other NHL teams pay of their own revenues. In order to implement the salary cap system, NHL teams withhold a portion of each player's salary and contribute the withheld amounts to an escrow account. If the league's aggregate player compensation for a season exceeds the designated percentage (50%) of that season's league-wide revenues, the excess is retained by the league. For the shortened 2012-13 season, any such excess funds will be utilized or distributed by the NHL in its sole discretion. Beginning with the 2013-14 season, any such excess funds will be distributed to all teams in equal shares.
The new NHL CBA also continues to provide for a revenue sharing plan. The new plan generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams. The pool of funds distributed under the prior revenue sharing plan for the 2011-12 season was $152,600. If the new plan had been in effect during the 2011-12 season, the pool would have been approximately $200,000. Under the new CBA, the pool will be funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended June 30, 2013 was $3,341 (including $3,169 related to the playoffs).
Other Team Operating Expenses
Our sports teams also pay expenses associated with day-to-day operations, including for travel, equipment maintenance and player insurance. Direct variable day-of-event costs incurred at The Garden, such as the costs of front-of-house and back-of-house staffs, including union laborers, box office staff, ushers, security, and event production are charged to our MSG Sports segment.
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
Factors Affecting Operating Results
The operating results of our MSG Sports segment are largely dependent on the continued popularity and/or on-ice or on-court competitiveness of our Rangers and Knicks teams, which has a direct effect on ticket sales for the teams' home games, which is each team's largest single source of revenue. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. A significant factor in our ability to attract and retain talented players is player compensation. Our MSG Sports segment results reflect the impact of high costs for player salaries (including NBA luxury tax) and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. For example, the expense for these items was approximately $18,700 and $16,300 for fiscal years 2013 and

2012, respectively. These expenses add to the volatility of the results of our MSG Sports segment. We expect to continue to pursue opportunities to improve the overall quality of our teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses for our MSG Sports segment although it is not possible to predict their timing or amount. Our MSG Sports segment's performance has been, and may in the future be, impacted by work stoppages. See "Part I — Item 1A. Risk Factors — General Risks — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations."
In addition to our MSG Sports segment's future performance being dependent upon the continued popularity and/or on-ice or on-court competitiveness of our Rangers and Knicks teams, it is also dependent on general economic conditions, in particular those in the New York City metropolitan area, and the effect of these conditions on our customers. An economic downturn could adversely affect our business and results of operations as it may lead to lower demand for suite licenses and tickets to the games of our sports teams, which would also negatively affect merchandise and concession sales, as well as lower levels of sponsorship and venue signage revenues. These conditions may also affect the number of other live sporting events that this segment is able to present.
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
Challenges to the performance of the U.S. and global economies may lead to lower attendance at the games of our sports teams and at our live productions, lower demand for suite licenses, fewer sponsorship transactions, fewer event bookings at our venues and lower television advertising revenues. An economic downturn could adversely affect our business and results of operations.

Results of Operations
Comparison of the Year Ended June 30, 2013 versus the Year Ended June 30, 2012
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.
STATEMENT OF OPERATIONS DATA

	Years Ended June 30,				Increase (Decrease) in Net Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,340,818	100%	$1,284,016	100%	$56,802
Operating expenses:
Direct operating	691,029	52%	714,362	56%	23,333
Selling, general and administrative	309,568	23%	304,624	24%	(4,944)
Depreciation and amortization (including impairments)	89,132	7%	87,503	7%	(1,629)
Operating income	251,089	19%	177,527	14%	73,562
Other income (expense):
Interest expense, net	(5,722)	NM	(4,752)	NM	(970)
Miscellaneous	3,497	NM	7,072	1%	(3,575)
Income from operations before income taxes	248,864	19%	179,847	14%	69,017
Income tax expense	(106,482)	(8)%	(73,302)	(6)%	(33,180)
Net income	$142,382	11%	$106,545	8%	$35,837
___________________________________
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
As a result, the Rangers (as well as other NHL teams whose games are telecast on MSG Networks) played fewer regular season home and away games during the year ended June 30, 2013 as compared to the comparable period of the prior year. During fiscal year 2013, the Rangers played 48 regular season games, of which 24 were home games and 24 were away games, as compared to 82 regular season games in the prior year, of which 41 were home games and 41 were away games. While the NHL work stoppage and the waiver of a Rangers player which was allowed under the terms of the new NHL CBA, together, negatively impacted the Company's and the MSG Sports and MSG Media segments' revenues and the Company's and MSG Sports segment's adjusted operating cash flow ("AOCF"), a non-GAAP measure, and operating income during fiscal year 2013, the NHL work stoppage contributed to an increase in AOCF and operating income in the MSG Media segment as compared to the prior year.
In addition, the comparability of the results of operations of the Company and the MSG Media and MSG Sports segments for the year ended June 30, 2013 as compared to the prior year was impacted by last year's NBA work stoppage, which resulted in a shortened 66-game 2011-12 regular season. As a result, the Knicks played more regular season home and away games during fiscal year 2013 as compared to the prior year. During fiscal year 2013, the Knicks played 82 regular season games, of which 41 were home games and 41 were away games, as compared to 66 regular season games in the prior year, of which 33 were home games and 33 were away games.

See "Business Segment Results" within the discussion of each of the comparative financial periods for a more detailed discussion relating to the operating results of our segments. The business segment results reflected on pages 51 to 58, 61 to 67, 69 to 75 and pages 77 to 83 do not reflect inter-segment eliminations.
Revenues
Revenues for the year ended June 30, 2013 increased $56,802, or 4%, to $1,340,818 as compared to the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$63,565
Decrease in MSG Entertainment segment revenues	(11,781)
Increase in MSG Sports segment revenues	5,564
Increase in other revenues	293
Inter-segment eliminations	(839)
$56,802
See above for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
Direct operating expenses primarily include:

•	compensation expense for the Company's professional sports teams' players and certain other team personnel;

•
cost of team personnel transactions for career- and season-ending player injuries, net of anticipated insurance recoveries, trades, and waivers/contract termination costs of players and other team personnel;

•	NBA luxury tax, NBA and NHL revenue sharing and league assessments for the MSG Sports segment;

•	cost of professional team rights acquired under license agreements to telecast various sporting events on our networks;

•	other programming and production costs of our networks;

•	event costs related to the presentation and production of our live entertainment and sporting events;

•	venue lease, maintenance and other operating expenses; and

•	the cost of concessions and merchandise sold.
Direct operating expenses for the year ended June 30, 2013 decreased $23,333, or 3%, to $691,029 as compared to the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(26,016)
Increase in MSG Entertainment segment expenses	809
Increase in MSG Sports segment expenses	2,767
Increase in other expenses	4
Inter-segment eliminations	(897)
$(23,333)
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of administrative costs, including compensation, severance and professional fees, and sales, marketing and non-event related advertising expenses. Selling, general and administrative expenses for the year ended June 30, 2013 increased $4,944, or 2%, to $309,568 as compared to the prior year. The net increase is attributable to the following:

Decrease in MSG Media segment expenses	$(2,384)
Increase in MSG Entertainment segment expenses	2,971
Increase in MSG Sports segment expenses	2,944
Increase in other expenses	1,355
Inter-segment eliminations	58
$4,944
The increase in other expenses was primarily driven by higher charitable contributions.
Depreciation and amortization (including impairments)
Depreciation and amortization (including impairments) for the year ended June 30, 2013 increased $1,629, or 2%, to $89,132 as compared to the prior year due to higher depreciation and amortization expense on property and equipment significantly offset by lower amortization of intangible assets. The increase in depreciation and amortization expense on property and equipment was primarily due to the ongoing Transformation, which resulted in higher depreciation expense on property and equipment placed into service partially offset by lower depreciation expense of capitalized costs associated with asset retirement obligations (see Note 9 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). The decrease in amortization of intangible assets was due to lower amortization resulting from certain intangible assets becoming fully amortized and the absence of an impairment charge of $3,112 which was recorded during the year ended June 30, 2012 to write-off the remaining carrying value of certain intangible assets (see Note 5 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).
Miscellaneous income
Miscellaneous income for the year ended June 30, 2013 includes a pre-tax gain of approximately $3,100 from the sale of all of the Company's holdings of Live Nation common stock (see Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). Miscellaneous income for the year ended June 30, 2012 reflects approximately $7,000 related to the recovery of certain claims in connection with a third party bankruptcy proceeding.
Income taxes
Income tax expense for the year ended June 30, 2013 was $106,482. The effective tax rate of 42.8% differs from the statutory federal rate of 35% due principally to state and local income taxes, nondeductible expenses and an increase in federal income tax expense recorded in connection with the filing of the Company's 2011 income tax returns, reflecting a lower domestic production activity deduction, offset by the tax benefit resulting from the domestic production activities deduction in the current fiscal year.
Income tax expense for the year ended June 30, 2012 was $73,302. The effective tax rate of 40.8% differs from the statutory federal rate of 35% due to state income taxes and, to a lesser extent, the impact of nondeductible expenses partially offset by the impact of lower state tax rates on deferred tax liabilities, the reduction in the state income tax expense recorded in connection with the filing of the Company's 2010 income tax returns and the tax benefit resulting from the domestic production activities deduction.
During the fourth quarter of fiscal year 2012, the Internal Revenue Service ("IRS") commenced an examination of the Company's federal income tax returns as filed for the period from February 10, 2010 through December 31, 2010. The final agent report is currently under review. The Company does not expect the examination, when finalized, to result in material changes.

AOCF
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit and (iii) restructuring charges or credits, which is referred to as AOCF. The Company has presented the components that reconcile AOCF to operating income (loss), an accepted GAAP measure. The following is a reconciliation of operating income to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2013	2012
Operating income	$251,089	$177,527	$73,562
Share-based compensation	15,340	18,205	(2,865)
Depreciation and amortization (including impairments)	89,132	87,503	1,629
AOCF	$355,561	$283,235	$72,326
AOCF for the year ended June 30, 2013 increased $72,326, or 26%, to $355,561 as compared to the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$90,907
Decrease in AOCF of the MSG Entertainment segment	(15,500)
Decrease in AOCF of the MSG Sports segment	(1,703)
Other net decreases	(1,378)
$72,326
Other net decreases were primarily driven by higher charitable contributions.
See above for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Years Ended June 30,				Increase in Operating Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$677,733	100%	$614,168	100%	$63,565
Direct operating expenses	218,665	32%	244,681	40%	26,016
Selling, general and administrative expenses	114,141	17%	116,525	19%	2,384
Depreciation and amortization(including impairments)	16,358	2%	24,616	4%	8,258
Operating income	$328,569	48%	$228,346	37%	$100,223

The following is a reconciliation of operating income to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2013	2012
Operating income	$328,569	$228,346	$100,223
Share-based compensation	4,579	5,637	(1,058)
Depreciation and amortization (including impairments)	16,358	24,616	(8,258)
AOCF	$349,506	$258,599	$90,907
Revenues
Revenues for the year ended June 30, 2013 increased $63,565, or 10%, to $677,733 as compared to the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue	$46,041
Increase in advertising revenue	12,388
Other net increases	5,136
$63,565
The increase in affiliation fee revenue was primarily due to higher affiliation rates and, to a lesser extent, the impact of MSG Networks being carried by Time Warner Cable ("TWC") for the entire fiscal year 2013 versus not being carried from January 1st through February 16th of the prior fiscal year, with the overall increase being partially offset by the net impact of recorded provisions, principally related to the NHL work stoppage, and the impact of revenue recognized in fiscal year 2012 related to TWC's carriage of Fuse during calendar 2011 in connection with the TWC carriage agreement entered into in February 2012.
The increase in advertising revenue was primarily driven by higher advertising sales at both MSG Networks and Fuse. The increase at MSG Networks reflects higher Knicks per-game advertising revenue and more NBA telecasts as the Knicks returned to a full regular season schedule partially offset by the fewer NHL telecasts as a result of the NHL work stoppage.
Other net increases were primarily due to a short-term programming licensing agreement entered into during the third quarter of the prior fiscal year for which revenue was recognized until the agreement expired in April 2013 and was not renewed.
See “— Comparison of the Year Ended June 30, 2013 versus the Year Ended June 30, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2013 decreased $26,016, or 11%, to $218,665 as compared to the prior year primarily driven by a decrease in programming acquisition costs (rights fees) and other programming costs due to the NHL work stoppage partially offset by the Knicks' return to a full regular season schedule. Programming acquisition costs (rights fees) include rights fees from the licensing of team related programming to MSG Media from the MSG Sports segment.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2013 decreased $2,384, or 2%, to $114,141 as compared to the prior year primarily due to a decrease in marketing costs and lower employee compensation and related benefits partially offset by an increase in allocated corporate general and administrative costs. The decrease in marketing costs was primarily driven by the absence of certain marketing expenses related to an affiliate dispute which were incurred during the prior year period partially offset by higher marketing of programming initiatives.
Depreciation and amortization (including impairments)
Depreciation and amortization (including impairments) for the year ended June 30, 2013 decreased $8,258, or 34%, to $16,358 as compared to the prior year primarily due to lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized and the absence of an impairment charge of $3,112 recorded during fiscal year 2012 to write-off the remaining carrying value of certain intangible assets (see Note 5 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

AOCF
AOCF for the year ended June 30, 2013 increased $90,907, or 35%, to $349,506 as compared to the prior year primarily driven by an increase in revenues and lower direct operating expenses, as discussed above.
See “— Comparison of the Year Ended June 30, 2013 versus the Year Ended June 30, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
We believe that in fiscal year 2014, the AOCF of the MSG Media segment will be affected adversely as compared to fiscal year 2013 due to three factors: (i) the NHL work stoppage had a favorable effect on AOCF in fiscal year 2013 (although it had negative effect on total Company AOCF during the same period); (ii) fiscal year 2013 AOCF benefited from the short-term programming licensing agreement that expired, as expected, in April 2013; and (iii) we currently anticipate higher Fuse programming expenses in fiscal year 2014.
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Years Ended June 30,				(Increase) Decrease in Operating Loss
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$252,195	100%	$263,976	100%	$(11,781)
Direct operating expenses	199,458	79%	198,649	75%	(809)
Selling, general and administrative expenses	67,947	27%	64,976	25%	(2,971)
Depreciation and amortization	9,522	4%	9,653	4%	131
Operating loss	$(24,732)	(10)%	$(9,302)	(4)%	$(15,430)
The following is a reconciliation of operating loss to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2013	2012
Operating loss	$(24,732)	$(9,302)	$(15,430)
Share-based compensation	5,005	4,944	61
Depreciation and amortization	9,522	9,653	(131)
AOCF	$(10,205)	$5,295	$(15,500)

Revenues
Revenues for the year ended June 30, 2013 decreased $11,781, or 4%, to $252,195 as compared to the prior year. The net decrease is attributable to the following:

Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	$(13,710)
Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	(5,815)
Decrease in event-related revenues at the Beacon Theatre	(2,883)
Decrease in event-related revenues at The Garden	(1,808)
Decrease in event-related revenues at The Chicago Theatre	(1,216)
Increase in event-related revenues at The Theater at Madison Square Garden	6,474
Increase in venue related sponsorship and signage and suite rental fee revenues	5,937
Other net increases	1,240
$(11,781)
The decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily due to fewer scheduled performances of Cirque du Soleil's Zarkana partially offset by an increase in revenues associated with other events.
The decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise, which reflects the Radio City Music Hall production of the show as well as the theatrical productions presented outside of New York, was primarily due to lower attendance partially offset by a higher average ticket price at the Radio City Music Hall. The Radio City Music Hall production of the show was significantly impacted by Superstorm Sandy, which occurred in late October 2012, about ten days prior to the start of the show's run. Nearly 1,000 tickets were sold for the Radio City Music Hall production during the 2012 holiday season as compared to nearly 1,100 tickets during the 2011 holiday season.
The decrease in event-related revenues at the Beacon Theatre was primarily driven by the decrease in the number of events held at the venue during the year ended June 30, 2013 as compared to the prior year.
The decrease in event-related revenues at The Garden was primarily driven by a change in the mix of events held at the venue during the year ended June 30, 2013 as compared to the prior year.
The decrease in event-related revenues at The Chicago Theatre was primarily driven by the decrease in the number of events held at the venue during the year ended June 30, 2013 as compared to the prior year.
The increase in event-related revenues at The Theater at Madison Square Garden was primarily due to the increase in the number of events held at the venue during the year ended June 30, 2013 as compared to the prior year.
The increase in venue related sponsorship and signage and suite rental fee revenues primarily reflects higher suite rental fee revenue as a result of new suite/club products which have come online combined with the impact of more sponsor relationships partially offset by the impact of the planned reduction in certain suite products as a result of the Transformation.

Direct operating expenses
Direct operating expenses for the year ended June 30, 2013 increased $809, less than 1%, to $199,458 as compared to the prior year. The net increase is attributable to the following:

Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	$(8,902)
Decrease in event-related direct operating expenses at The Garden	(1,994)
Decrease in event-related direct operating expenses at the Beacon Theatre	(1,066)
Decrease in event-related direct operating expenses at The Chicago Theatre	(734)
Increase in venue operating costs, primarily associated with the Forum (which the Company acquired in June 2012) and Radio City Music Hall	4,629
Increase in event-related direct operating expenses at The Theater at Madison Square Garden	4,291
Increase in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	1,304
Other net increases, including higher costs associated with MSG Entertainment business development initiatives	3,281
$809
The increase in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise was primarily due to a pre-tax impairment charge of $4,982 recorded during the year ended June 30, 2013 related to a theatrical production of the show that played in three markets outside of New York during the 2012 holiday season. As a result of the financial performance of these markets, the Company recorded a pre-tax impairment charge for the remaining unamortized deferred costs of assets related to this theatrical production outside of New York. The impact of the impairment charge was largely offset by a decrease in direct operating expenses associated with the Radio City Music Hall production and the theatrical production of the show outside of New York.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2013 increased $2,971, or 5%, to $67,947 as compared to the prior year primarily due to an increase in employee compensation and related benefits, which includes costs associated with MSG Entertainment business development initiatives.
AOCF
AOCF for the year ended June 30, 2013 decreased by $15,500, or 293%, to a loss of $10,205 as compared to the prior year primarily attributable to a decrease in revenues and higher selling, general and administrative expenses and direct operating expenses, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Years Ended June 30,				Increase (Decrease) in Operating Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$470,290	100%	$464,726	100%	$5,564
Direct operating expenses	332,398	71%	329,631	71%	(2,767)
Selling, general and administrative expenses	113,967	24%	111,023	24%	(2,944)
Depreciation and amortization	10,451	2%	11,003	2%	552
Operating income	$13,474	3%	$13,069	3%	$405

The following is a reconciliation of operating income to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2013	2012
Operating income	$13,474	$13,069	$405
Share-based compensation	3,089	4,645	(1,556)
Depreciation and amortization	10,451	11,003	(552)
AOCF	$27,014	$28,717	$(1,703)

Revenues
Revenues for the year ended June 30, 2013 increased $5,564, or 1%, to $470,290 as compared to the prior year. The net increase is attributable to the following:

Increase in suite rental fee revenue	$14,591
Increase in professional sports teams’ sponsorship and signage revenues	4,971
Increase in broadcast rights fees from MSG Media	896
Increase in revenues from NHL and NBA distributions	641
Decrease in professional sports teams’ pre/regular season ticket-related revenue	(6,185)
Decrease in event-related revenues from other live sporting events	(4,964)
Decrease in professional sports teams’ pre/regular season food, beverage and merchandise sales	(2,283)
Decrease in professional sports teams’ playoff related revenues	(536)
Other net decreases	(1,567)
$5,564
The increase in suite rental fee revenue was primarily due to new suite/club products which have come online partially offset by the impact of the planned reduction in certain suite products as a result of the Transformation and the NHL work stoppage.
The increase in professional sports teams' sponsorship and signage revenues primarily reflects expanded inventory and new sponsor relationships as a result of the Transformation and the Knicks' return to a full regular season schedule. These increases were partially offset by the impact of the NHL work stoppage.
The increase in broadcast rights fees from MSG Media was primarily due to the impact of the Knicks' return to a full regular season schedule offset by the impact of the NHL work stoppage.
The increase in revenues from NHL and NBA distributions was primarily due to the league related increases and the Knicks' return to a full regular season schedule largely offset by the impact of the NHL work stoppage.
The decrease in professional sports teams' pre/regular season ticket-related revenue was primarily driven by the impact of the NHL work stoppage. This decrease was largely offset by the Knicks' return to a full regular season schedule which resulted in more Knicks games played during the year ended June 30, 2013 as compared to the prior year and, to a lesser extent, higher average per-game revenue for our professional sports teams, inclusive of the impact of the temporary reduction in seating capacity due to the Transformation.
The decrease in event-related revenues from other live sporting events was primarily due to fewer events and a change in the mix of events during the year ended June 30, 2013 as compared to the prior year. Event-related revenues from other live sporting events include ticket-related revenues, venue license fees we charge to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.
The decrease in professional sports teams' pre/regular season food, beverage and merchandise sales was primarily due to fewer NHL home games played, partially offset by more NBA home games played during the year ended June 30, 2013 as compared to the prior year, and, to a lesser extent, higher average spending per patron (per caps).
See “— Comparison of the Year Ended June 30, 2013 versus the Year Ended June 30, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.

Direct operating expenses
Direct operating expenses for the year ended June 30, 2013 increased $2,767, or 1%, to $332,398 as compared to the prior year. The net increase is attributable to the following:

Increase in net provisions for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs)	$3,846
Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	2,127
Increase in team personnel compensation	1,759
Decrease in event-related expenses associated with other live sporting events	(3,221)
Decrease in professional sports teams' pre/regular season expense associated with food, beverage and merchandise sales	(671)
Decrease in professional sports teams’ playoff related expenses	(513)
Other net decreases	(560)
$2,767
Net provisions for NBA luxury tax, NBA and NHL revenue sharing expense (excluding playoffs) and certain team personnel transactions (including the impact of NBA luxury tax) were as follows:

	Years Ended June 30,		Increase
	2013	2012
Net provisions for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs)	$20,838	$16,992	$3,846
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	18,441	16,314	2,127
The increase in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects higher NBA luxury tax of $6,103 partially offset by lower net provisions for NBA and NHL revenue sharing expense of $2,257. The increase in provisions for NBA luxury tax for the year ended June 30, 2013 was due to the Knicks not being a gross luxury tax payer for the 2011-12 season whereas the Knicks were a luxury tax payer for the 2012-13 season. The decrease in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) was primarily attributable to the impact of the NHL work stoppage and an adjustment to the 2011-12 season revenue sharing expense partially offset by higher estimated NBA revenue sharing for the 2012-13 season as a result of the Knicks' return to a full regular season schedule. The actual amounts for the 2012-13 season may vary significantly from the recorded provision based on actual operating results for the league and all NBA teams for the season and other factors. To the extent that our aggregate player salaries exceed the luxury tax threshold under the new NBA CBA, the luxury tax rate structure beginning with the 2013-14 season will be substantially higher than the tax rate structure under the prior NBA CBA (or under the existing NBA CBA for the 2011-12 and 2012-13 seasons). We expect our NBA luxury tax obligations for the 2013-14 season to grow substantially. Subsequent years beyond the 2013-14 season will be subject to contractual player payroll obligations and corresponding NBA luxury tax thresholds.
Team personnel transactions for the year ended June 30, 2013 reflect provisions recorded for player waivers/contract terminations and season-ending player injuries of $10,434 and $7,159, respectively, and player trades of $848. Team personnel transactions for the year ended June 30, 2012 primarily reflect provisions recorded for player waivers/contract terminations and season-ending player injuries of $15,832 and $407, respectively.
The increase in team personnel compensation was primarily due to the impact of the Knicks' return to a full regular season schedule, and overall salary increases and the impact of roster changes largely offset by the NHL work stoppage.
Other net decreases include the impact on team operating expenses from the NHL work stoppage and, to a lesser extent, a league expense recoupment, which was recorded during the year ended June 30, 2013 that is not expected to be recurring offset by the impact of the Knicks' return to a full regular season schedule, as well as other team operating expense increases.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2013 increased $2,944, or 3%, to $113,967, as compared to the prior year. This increase is primarily attributable to higher professional fees and employee compensation and related benefits, including separation-related costs, partially offset by a decrease in marketing costs.

AOCF
AOCF for the year ended June 30, 2013 decreased $1,703, or 6%, to $27,014, as compared to the prior year primarily due to higher revenues largely offset by an increase in selling, general and administrative expenses and direct operating expenses, as discussed above.
See “— Comparison of the Year Ended June 30, 2013 versus the Year Ended June 30, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and the NBA work stoppage during the 2011-12 season.
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
______________________________
NM – Percentage is not meaningful
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
Depreciation and amortization (including impairments)
Depreciation and amortization (including impairments) for the year ended June 30, 2012 increased $14,930, or 21%, to $87,503 as compared to the comparable period of the prior year. This increase is primarily attributable to higher depreciation and amortization expense on property and equipment and, to a lesser extent, an impairment charge of $3,112 recorded by the MSG Media segment during the year ended June 30, 2012 to write-off the remaining carrying value of certain intangible assets associated with DISH Network ("DISH"). See Note 5 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the nature of this impairment charge. The increase in depreciation and amortization expense on property and equipment was primarily due to the ongoing Transformation, which resulted in higher depreciation expense on property and equipment placed into service significantly offset by a lower depreciable asset base associated with assets that have been removed. In addition, the increase in depreciation and amortization expense on property and equipment reflects higher depreciation associated with MSG Media segment's assets placed into service in the prior fiscal year.
Miscellaneous income
Miscellaneous income for the year ended June 30, 2012 reflects approximately $7,000 related to the recovery of certain claims in connection with a third party bankruptcy proceeding. Miscellaneous income for the year ended June 30, 2011 reflects dividends of $2,186 received from an investment accounted for under the cost method. On February 4, 2011, the Company exchanged this investment for an investment in marketable securities, which was accounted for as available-for-sale. As a result of this exchange the Company recorded a pre-tax gain of $3,375 during the year ended June 30, 2011. In addition miscellaneous income for the year ended June 30, 2011 reflects a gain from insurance proceeds of $1,147 which relates to certain fully amortized theater show assets that were destroyed in a flood at a storage facility.

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
During the fourth quarter of fiscal year 2012, the IRS commenced an examination of the Company's federal income tax returns as filed for the period from February 10, 2010 through December 31, 2010. The final agent report is currently under review. The Company does not expect the examination, when finalized, to result in material changes.
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
Revenues
Revenues for the year ended June 30, 2012 increased $49,515, or 9%, to $614,168 as compared to the comparable period of the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue	$38,386
Increase in advertising revenue	3,521
Other net increases	7,608
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
The increase in affiliation fee revenue was primarily attributable to higher affiliation rates and, to a lesser extent, the recognition of revenue in fiscal year 2012 for TWC's carriage of Fuse during calendar 2011 in connection with the new TWC carriage agreement. This increase was significantly offset by the impact of the MSG Networks not being carried by TWC from January 1, 2012 through February 16, 2012, the expiration of Fuse's affiliation agreement with TWC and the expiration of MSG Network's affiliation agreement with DISH effective October 1, 2010. See "Part I — Item 1A. Risk Factors — Risks Relating to Our Media Business — The Success of Our Media Business Also Depends on Affiliation Fees, and on Agreements with a Limited Number of Distributors of Our Programming, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations."
The increase in advertising revenue discussed above was primarily driven by higher sales generated from the telecast of professional sports programming, including the playoffs.

Other net increases were primarily due to a new programming licensing agreement, which commenced during the second quarter of fiscal year 2012 and for which revenue was recognized until the agreement's expiration in April 2013 (and which was not renewed).
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
The decrease in programming acquisition costs (rights fees) was primarily due to a decline in rights fees from the licensing of team-related programming to MSG Media from the MSG Sports segment as a result of the overall reduction in the number of events exclusively available to MSG Networks in the year ended June 30, 2012 as compared to the comparable period of the prior year. This decline was partially offset by higher rights fees associated with Fuse programming.
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
Depreciation and amortization (including impairments)
Depreciation and amortization (including impairments) for the year ended June 30, 2012 increased $4,830, or 24%, to $24,616 as compared to the comparable period of the prior year. This increase was primarily due to an impairment charge of $3,112 recorded during fiscal year 2012 to write-off the remaining carrying value of certain intangible assets associated with DISH, as well as higher depreciation expense associated with assets placed into service in the prior fiscal year. See Note 5 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the nature of this impairment charge.
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
$(45,450)

The decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise primarily reflects lower costs due to the absence of the arena tour and fewer theater markets as discussed above. These declines were partially offset by higher expenses associated with the presentation of the show at Radio City Music Hall due primarily to the enhancements added to the show in fiscal year 2012.
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
The increase in suite rental fee revenue was primarily due to the addition of the new Event Level Suites which came online with the re-opening of The Garden following the off-season shutdown in connection with the Transformation. This increase was partially offset by the impact of the planned reduction in other suite products as a result of the Transformation project, as well as the impact of the off-season shutdown and the NBA work stoppage.
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
The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) and NBA luxury tax reflects higher estimated revenue sharing expense, net of escrow receipts, of $12,413 which was primarily attributable to higher NBA revenue sharing for the 2011-12 season. Given our expectation of continued revenue growth, actual operating results of the league and the teams and other factors, we expect our NBA revenue sharing obligations in subsequent seasons to grow substantially. The increase in net provisions for NBA luxury tax for the year ended June 30, 2012 was due to the Knicks not qualifying for a share of luxury tax proceeds from tax-paying teams during the year ended June 30, 2012, as compared to recording $2,427 during the comparable period of the prior year. The Knicks were not a gross luxury tax payer for the 2010-11 and 2011-12 seasons.
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
The increase in other team operating expenses was primarily due to higher costs associated with new VIP amenities, which came online as a result of the Transformation, provided to certain ticket holders, as well as increased league assessments, team travel, player insurance and day-of-event costs. The impact of these increases was significantly offset by the impact of the NBA work stoppage.
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
Miscellaneous income
Miscellaneous income for the six months ended June 30, 2011 and 2010 reflects dividends of $2,186 and $2,000, respectively, received from an investment accounted for under the cost method. On February 4, 2011, the Company exchanged this investment for an investment in marketable securities, which was accounted for as available-for-sale. As a result of this exchange the Company recorded a pre-tax gain of $3,375 during the six months ended June 30, 2011.
Income taxes
Income tax expense for the six months ended June 30, 2011 of $20,607 differs from the income tax expense derived from applying the federal statutory tax rate to pre-tax income due principally to state income taxes, tax expense of $1,403 resulting from nondeductible life and disability insurance premiums, a tax benefit of $2,002 from the domestic production activities deduction, a tax benefit of $537 resulting from a change in the tax rate used to measure deferred taxes, and a net tax benefit of $309 relating to state tax adjustments, state credits and other items. The effective tax rate was 42.73% for the six months ended June 30, 2011.
Income tax expense for the six months ended June 30, 2010 of $25,326, differs from the income tax expense derived from applying the statutory federal rate to pre-tax income due principally to state income taxes and the impact of nondeductible expenses, partially offset by the tax benefit resulting from nontaxable disability insurance recoveries. The effective tax rate was 45% for the six months ended June 30, 2010.

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
AOCF
AOCF for the six months ended June 30, 2011 decreased $3,087, or 2%, to $120,805 as compared to the comparable period of the prior year, primarily driven by higher programming related expenses, including marketing costs, partially offset by higher advertising revenue, as well as a net increase in affiliation fee revenue, as discussed above.
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
_________________
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
Income taxes
Income tax expense for the year ended December 31, 2010 of $51,611 differs from the income tax expense derived from applying the federal statutory tax rate to pre-tax income due principally to state income taxes, as well as a tax benefit of $1,403 resulting from nontaxable disability insurance recoveries net of nondeductible disability insurance premiums expense, a tax benefit of $2,148 from the domestic production activities deduction, and a tax benefit of $3,862 resulting from a change in the tax rate used to measure deferred taxes, partially offset by a tax expense of $806 relating to nondeductible expenses. The effective tax rate was 38% for the year ended December 31, 2010.
Income tax expense for the year ended December 31, 2009 of $18,266 differs from the income tax expense derived from applying the federal statutory tax rate to pre-tax income due principally to state income taxes, tax benefit of $191 resulting from nontaxable disability insurance recoveries offset by tax expense of $1,323 relating to nondeductible expenses, and a tax benefit of $1,845 resulting from a change in tax rate used to measure deferred taxes. The effective tax rate was 40% for the year ended December 31, 2009.

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
The increase in revenue from the presentation of Radio City Christmas Spectacular reflects higher revenues at the show's presentation at Radio City Music Hall due primarily to the increase in the number of performances. This increase was offset in part by a decline in revenues from the show's theater and arena touring productions. While the New York market has begun to rebound from the economic downturn, other markets around the country have been slower to recover, impacting the touring versions of the Radio City Christmas Spectacular. As a result, we made the decision to utilize touring assets at the Wang Theatre in Boston, the Durham Performing Arts Center in Durham, North Carolina and the Grand Ole Opry House in Nashville during the 2011 holiday season.
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
AOCF
AOCF decreased $3,726, or 17%, to a loss of $25,532 for the year ended December 31, 2010 as compared to the prior year primarily due to the impairment charge associated with the presentation of Banana Shpeel and higher other direct operating expenses, partially offset by the increase in revenues, as discussed above.

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
We closed The Garden and The Theater at Madison Square Garden during the off-seasons following the Knicks' and Rangers' playoffs in 2011, 2012 and 2013 due to the Transformation which is now nearing completion. We plan to reopen both venues in the fall of 2013.
The Transformation remains within our overall expectations. Construction costs for the Transformation incurred through June 30, 2013 were approximately $916,000 of which approximately $199,000 was incurred during the fiscal year ended June 30, 2013. We remain on schedule and expect total Transformation construction costs not to exceed $1,050,000 inclusive of various reserves for contingencies.
In June 2012, we completed the purchase of the Forum, an iconic venue in Inglewood, CA. The Company has commenced the revitalization of the Forum and construction work is ongoing. The City of Inglewood approved an $18,000 renovation loan conditioned upon the Company investing at least $50,000 in the renovation. The loan will be forgiven once certain operating conditions, that the Company expects to satisfy, are met. We expect our investment in the Forum to be approximately $100,000 after taking into account acquisition and renovation costs net of the expected loan forgiveness and certain tax credits. We expect the Forum to open and begin hosting events in January 2014.
As with any major renovation project, the Transformation and the Forum revitalization are subject to potential unexpected delays, costs or other problems. Depending upon the severity and timing, such events could materially and negatively affect our business and results of operations.
We believe we have sufficient liquidity, including approximately $278,000 in cash and cash equivalents as of June 30, 2013, along with available borrowing capacity under our Revolving Credit Facility, to complete the Transformation and our other initiatives.
We constantly assess capital and credit markets activity and conditions against our ability to meet our net funding and investing requirements over the next twelve months and we believe that the combination of cash and cash equivalents on hand, cash generated from operating activities and borrowing availability under our Revolving Credit Facility should provide us with sufficient liquidity to fund such requirements. However, economic conditions may lead to lower demand for our offerings, such as lower levels of attendance or advertising. The consequences of such conditions could adversely impact our business and results of operations and might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.

Financing Agreements
Revolving Credit Facility
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a new senior secured revolving credit facility of up to $375,000 with a term of five years (the "Revolving Credit Facility"). The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of June 30, 2013, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of June 30, 2013, there was $7,146 in letters of credit issued and outstanding under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of June 30, 2013 was $367,854.
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
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the year ended June 30, 2013 decreased by $70,318 to $263,055 as compared to the prior year. This decrease was driven by a decrease of $104,501 resulting from changes in assets and liabilities, partially offset by a $34,183 increase in net income and other non-cash items. The decrease resulting from changes in assets and liabilities was primarily due to (i) a decrease during the year ended June 30, 2013 in accounts payable of $14,743 as compared to an increase of $17,339 during the prior year, (ii) an increase during the year ended June 30, 2013 in deferred revenue of $24,920 as compared to an increase of $55,592 during the prior year, (iii) an increase during the year ended June 30, 2013 in deferred income taxes of $5,523 as compared to an increase of $21,781 during the prior year and (iv) an increase during the year ended June 30, 2013 in accrued and other liabilities of $29,564 as compared to an increase of $45,073 during the prior year.

Net cash provided by operating activities for the year ended June 30, 2012 increased by $152,850 to $333,373 as compared to the prior year. This increase was driven by an increase of $110,044 resulting from changes in assets and liabilities and a $42,806 increase in net income and other non-cash items. The increase resulting from changes in assets and liabilities was primarily due to (i) an increase during the year ended June 30, 2012 in accrued and other liabilities of $45,073 as compared to a decrease of $18,876 during the prior year, and (ii) increases during the year ended June 30, 2012 in deferred revenue and deferred income taxes of $55,592 and $21,781, respectively, as compared to increases of $27,498 and $2,706, respectively, during the prior year.
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
Investing Activities
Net cash used in investing activities for the year ended June 30, 2013 decreased by $243,720 to $185,361 as compared to the prior year primarily driven by lower capital expenditures associated with the Transformation and, to a lesser extent, proceeds from the March 2013 sale of all the Company's holdings of Live Nation common stock as well as the Company's June 2012 acquisition of the Forum. These decreases were slightly offset by higher capital expenditures for MSG Entertainment.
Net cash used in investing activities for the year ended June 30, 2012 increased by $237,182 to $429,081 as compared to the prior year primarily driven by an increase in capital expenditures associated with the Transformation, and to a lesser extent, the Company's June 2012 acquisition of the Forum.
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
Financing Activities
Net cash used in financing activities for the year ended June 30, 2013 increased by $3,613 to $6,281 as compared to the prior year. During the year ended June 30, 2013, taxes paid in lieu of shares issued for equity-based compensation amounted to $21,148. During the year ended June 30, 2012, the Company paid $11,768 for the acquisition of restricted shares. The impact of these items was partially offset by higher proceeds from stock option exercises and an increase in the excess tax benefit on share-based awards as compared to the prior year.
Net cash used in financing activities for the year ended June 30, 2012 decreased by $825 to $2,668 as compared to the prior year primarily due to an increase in the excess tax benefit on share-based awards and proceeds from stock option exercises significantly offset by an increase in cash paid for the acquisition of restricted shares.
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
Contractual Obligations and Off Balance Sheet Arrangements
Future cash payments required under operating leases, unconditional purchase obligations pursuant to material contracts entered into by the Company in the normal course of business, outstanding letters of credit and capital leases as of June 30, 2013 are summarized in the following table.

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements:
Contractual obligations (a)	$1,240,926	$211,958	$286,391	$159,097	$583,480
Operating lease obligations (b)	319,140	42,679	83,390	61,534	131,537
Letters of credit (c)	7,146	7,146	—	—	—
	1,567,212	261,783	369,781	220,631	715,017
Contractual obligations reflected on the balance sheet:
Capital lease obligations (d)	3,026	462	924	924	716
Contractual obligations (e)	56,915	24,612	6,368	8,440	17,495
	59,941	25,074	7,292	9,364	18,211
Total	$1,627,153	$286,857	$377,073	$229,995	$733,228
___________________________________

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

(c)	Consists of letters of credit obtained by the Company under the Revolving Credit Facility primarily as collateral for certain insurance policies and for a lease agreement.

(d)	Reflects the face amount of capital lease obligations, including related interest.

(e)	Consists principally of amounts earned under employment agreements that the Company has with certain of its professional sports teams' personnel in the MSG Sports segment.
The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due for NBA luxury tax payments or NBA or NHL revenue sharing.
Seasonality of Our Business
The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of our fiscal year (see “ — Results of Operations — Comparison of the Year Ended June 30, 2013 versus the Year Ended June 30, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season and NBA work stoppage during the 2011-12 season). The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of our fiscal year. In addition, the Company closed The Garden and The Theater at Madison Square Garden during the off-seasons following the Knicks' and Rangers' playoffs in calendar years 2011, 2012 and 2013 due to the Transformation which is now nearing completion. We plan to reopen both venues in the fall of 2013.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of transactions that are subject to disclosures required by FASB ASC 210-20-50, Balance Sheet - Offsetting - Disclosure, concerning offsetting. In particular ASU No. 2013-01 addresses implementation issues about the scope of ASU No. 2011-11 and clarifies that the scope of the disclosure is limited to derivatives, repurchase agreements, and securities borrowing and securities lending transactions that are either offset in the financial statements or are subject to a master netting arrangement or similar arrangement. These standards will be effective for the Company beginning in its first quarter of fiscal year 2014 with retrospective application required. The Company believes that the adoption of these standards will not have any impact on the Company's financial position, results of operations, or cash flows.
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
Multiple-Deliverable Transactions
The Company has various types of multiple-deliverable arrangements, including multi-year sponsorship agreements. The deliverables included in each sponsorship agreement vary and may include suite licenses, event tickets and various media and advertising benefits, which include items such as, but not limited to, signage at The Garden and the Company's other venues. The timing of revenue recognition for each deliverable is dependent upon meeting the revenue recognition criteria for the respective deliverable.
The Company allocates revenue to each deliverable within the arrangement based on their relative selling price. For many deliverables in an arrangement, such as event tickets and certain advertising benefits, the Company has vendor specific evidence (“VSOE”) of selling price as it typically sells the same or similar deliverables regularly on a stand-alone basis. Absent VSOE the Company considers whether third party evidence (“TPE”) is available; however, in most instances TPE is not available. The Company's process for determining its estimated selling prices for deliverables without VSOE or TPE involves management's judgment and considers multiple factors including company specific and market specific factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing a best estimate of selling price for deliverables include, but are not limited to, prices charged for similar deliverables, the Company's ongoing pricing strategy and policies, and consideration of pricing of similar deliverables sold in other multiple-deliverable agreements.
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
Impairment of Long-Lived and Indefinite-Lived Assets
The Company's long-lived and indefinite-lived assets accounted for approximately 78% of the Company's consolidated total assets as of June 30, 2013 and consist of the following:

Goodwill	$742,492
Indefinite-lived intangible assets	158,636
Amortizable intangible assets, net	90,705
Property and equipment, net	1,135,180
$2,127,013
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
Goodwill
Goodwill is tested annually for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances. Effective July 1, 2011, the Company changed the date of its annual impairment test for goodwill from February 28th to August 31st. Goodwill was tested as of February 28th in all fiscal periods presented prior to the date change. The

Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we would not need to perform the two-step impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. The Company's three reporting units for evaluating goodwill impairment are the same as its reportable segments, and all of them have goodwill. The estimates of the fair value of the Company's reporting units are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. For MSG Media, these valuations also include assumptions for projected average rates per viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to sports programming and programming rights and the cost of such sports programming and programming rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions. For MSG Entertainment, these valuations include assumptions for the number and expected financial performance of live entertainment events and productions, which includes, but is not limited to, the level of ticket sales, concessions and sponsorships. For MSG Sports, these valuations include assumptions for ticket sales, revenues related to sales of suite licenses, local and national television broadcasting rights, sponsorships, concessions, player and other team personnel compensation, and luxury tax or revenue sharing assumptions for comparable market transactions. Significant judgments inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
The goodwill balance reported on the Company's balance sheet as of June 30, 2013 by reportable segment is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the first quarter of fiscal year 2013, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments. Based on this impairment test, the Company's reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment during the first fiscal quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis, according to which an impairment charge is recognized for the amount of the asset's carrying amount exceeding the fair value, if the Company (1) determines that such an impairment is more likely than not to exist, or (2) forgoes the qualitative assessment entirely. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of June 30, 2013 by reportable segment:

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
During the first quarter of fiscal year 2013, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there was no impairment identified. Based on this impairment test, the Company's indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset's estimated fair value over its respective carrying value.
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
The Company has recognized intangible assets for affiliate relationships, season ticket holder relationships, suite holder relationships, and other intangibles as a result of purchase accounting. The Company has determined that certain of such intangible assets have finite lives.
The estimated useful lives and net carrying values of these intangibles at June 30, 2013 are as follows:

	Net Carrying Value	Estimated Useful Lives
Affiliate relationships	$54,504	24 years
Season ticket holder relationships	29,723	12 to 15 years
Suite holder relationships	3,852	11 years
Other intangibles	2,626	15 years
	$90,705
The useful lives for the affiliate relationships, season ticket holder relationships and suite holder relationships were determined based upon an estimate for renewals of existing agreements the Company had in place with its major customers in April 2005 (the time that purchase accounting was applied). The Company has renewed its major affiliation agreements and maintained customer relationships in the past and believes it will be able to renew its major affiliation agreements and maintain those customer relationships in the future. Furthermore, the Company has been successful in maintaining its relationships with its season ticket holders and suite holders in the past and believes it will be able to significantly renew its season ticket and suite holder relationships and maintain those relationships in the future. However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a material negative effect on our business. In light of these facts and circumstances, the Company has determined that its estimated useful lives are appropriate.
There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In certain of these circumstances, the affiliate may continue to carry the service(s) until execution of definitive renewal or replacement agreements (or until we or the affiliate determine that carriage should cease). See "Part I — Item 1A. Risk Factors — Risks Relating to Our Media Business — The Success of Our Media Business Also Depends on Affiliation Fees, and on Agreements with a Limited Number of Distributors of Our Programming, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations."
If an affiliate ceases to carry the service on an other than temporary basis, the Company records an impairment charge for the then remaining carrying value of the affiliate relationship intangible asset associated with that affiliate. If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above for the asset or asset group containing that intangible asset. The Company also would evaluate whether the remaining useful life of the affiliate relationship remained appropriate. Based on the carrying value of the affiliate relationships recorded as of June 30, 2013, if the estimated life of these affiliate relationships were shortened by 10%, the effect on amortization for the year ended June 30, 2013 would be an increase of approximately $384.
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
Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. We use the Towers Watson U.S. Rate Link: 40-90 discount rate model (which is developed by examining the yields on selected highly rated corporate bonds), to discount these benefit payments on a plan by plan basis, to select a rate at which we believe each plan's benefits could be effectively settled. Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year's net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2013 for the Company's pension plans and postretirement plan were 4.80% and 4.50%, respectively. A 25 basis point decrease in these assumed discount rates would increase the projected benefit obligations for the Company's pension plans and postretirement plan at June 30, 2013 by $5,590 and $199, respectively. The weighted-average discount rates used to determine net periodic benefit cost for the year ended June 30, 2013 for the Company's pension plans and postretirement plan were 4.21% and 3.90%, respectively. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company's pension plans and postretirement plan for the year ended June 30, 2013 by $550 and $2, respectively.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans' asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The expected long-term rate of return on plan assets for the Company's funded pension plans was 4.00% for the year ended June 30, 2013. Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company's funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company's funding requirements related to these plans, as well as negatively affect the Company's operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $265 for the year ended June 30, 2013.
Another important assumption for our postretirement plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company's claims experience and the results of recent healthcare trend surveys.

Assumptions for healthcare cost trend rates used to determine the benefit obligation and net periodic benefit cost for our postretirement plan as of and for the year ended June 30, 2013 are as follows:

	Net Periodic Benefit Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	8.25%	7.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020
A one percentage point change in assumed healthcare cost trend rates would have the following effects on the benefit obligation for our postretirement plan and net periodic postretirement benefit cost as of and for the year ended June 30, 2013:

	Increase (Decrease) on Total of Service and Interest Cost Components	Increase (Decrease) on Benefit Obligation
One percentage point increase	$75	$898
One percentage point decrease	(60)	(807)
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
See Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our pension plans and other postretirement benefit plan.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
For sensitivity analyses and other information regarding market risks we face in connection with our pension and postretirement plans, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies — Defined Benefit Pension Plans and Other Postretirement Benefit Plan," which information is incorporated by reference herein.
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
We have de minimis foreign currency risk exposure as our businesses operate almost entirely in U.S. dollars. We do not have any meaningful commodity risk exposures associated with the operation of our venues.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page 104 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of June 30, 2013, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.
The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2013 annual meeting of the Company's shareholders, expected to be filed within 120 days of our fiscal year end, which is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2013 annual meeting of the Company's shareholders, expected to be filed within 120 days of our fiscal year end, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2013 annual meeting of the Company's shareholders, expected to be filed within 120 days of our fiscal year end, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2013 annual meeting of the Company's shareholders, expected to be filed within 120 days of our fiscal year end, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2013 annual meeting of the Company's shareholders, expected to be filed within 120 days of our fiscal year end, which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	103

2.	Financial statement schedule:

Page No.
Schedule supporting consolidated financial statements:
Schedule II — Valuation and Qualifying Accounts	96
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	The Index to Exhibits is on page	99

THE MADISON SQUARE GARDEN COMPANY
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	(Additions) Deductions Charged to Costs and Expenses	Deductions (a)	Balance at End of Period
Year Ended June 30, 2013 Allowance for doubtful accounts	$(2,434)	$228	$477	$(1,729)
Year Ended June 30, 2012 Allowance for doubtful accounts	$(2,292)	$(568)	$426	$(2,434)
Six Months Ended June 30, 2011 Allowance for doubtful accounts	$(2,410)	$(190)	$308	$(2,292)
Year Ended December 31, 2010 Allowance for doubtful accounts	$(2,337)	$(726)	$653	$(2,410)
_____________________________
(a) Primarily reflects write-offs of uncollectible amounts.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of August, 2013.

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

Name	Title	Date
/S/ HANK J. RATNER	President and Chief Executive Officer (Principal Executive Officer)	August 21, 2013
Hank J. Ratner
/S/ ROBERT M. POLLICHINO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 21, 2013
Robert M. Pollichino
/S/ JOSEPH F. YOSPE	Senior Vice President, Controller and Principal Accounting Officer	August 21, 2013
Joseph F. Yospe
/S/ JAMES L. DOLAN	Executive Chairman (Director)	August 21, 2013
James L. Dolan
/S/ CHARLES F. DOLAN	Director	August 21, 2013
Charles F. Dolan
/S/ CHARLES P. DOLAN	Director	August 21, 2013
Charles P. Dolan
/S/ KRISTIN A. DOLAN	Director	August 21, 2013
Kristin A. Dolan
/S/ THOMAS C. DOLAN	Director	August 21, 2013
Thomas C. Dolan
/S/ BRIAN G. SWEENEY	Director	August 21, 2013
Brian G. Sweeney

Name	Title	Date
/S/ DEBORAH DOLAN-SWEENEY	Director	August 21, 2013
Deborah Dolan-Sweeney
/S/ MARIANNE DOLAN WEBER	Director	August 21, 2013
Marianne Dolan Weber
/S/ WILT HILDENBRAND	Director	August 21, 2013
Wilt Hildenbrand
/S/ RICHARD D. PARSONS	Director	August 21, 2013
Richard D. Parsons
/S/ ALAN D. SCHWARTZ	Director	August 21, 2013
Alan D. Schwartz
/S/ VINCENT TESE	Director	August 21, 2013
Vincent Tese

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
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
3.1.A
Certificate of Ownership and Merger merging The Madison Square Garden Company with and into Madison Square Garden, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended March 31, 2011 filed on May 6, 2011).

3.2	Amended By-Laws of The Madison Square Garden Company (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarter ended March 31, 2011 filed on May 6, 2011).
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
10.20
Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on March 5, 2009 (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†

10.21
Employment Agreement by and between Madison Square Garden, Inc. and James L. Dolan (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Company's Registration Statement on Form 10 filed on December 24, 2009).†

10.22
Employment Agreement by and between Madison Square Garden, Inc. and Hank J. Ratner (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Company's Registration Statement on Form 10 filed on December 24, 2009).†

10.23
Employment Agreement dated August 21, 2012 between The Madison Square Garden Company and Robert M. Pollichino (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended June 30, 2012 filed on August 24, 2012).†

10.24
Employment Agreement dated August 21, 2012 between The Madison Square Garden Company and Lawrence J. Burian (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended June 30, 2012 filed on August 24, 2012).†

10.25
Time Sharing Agreement between Dolan Family Office LLC and Madison Square Garden, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to the Company's Registration Statement on Form 10 filed on December 24, 2009).

10.26
Employment Agreement dated August 21, 2012 between The Madison Square Garden Company and Joseph F. Yospe (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended June 30, 2012 filed on August 24, 2012).†

10.27
Credit Agreement, dated as of January 28, 2010, among Madison Square Garden, L.P., certain subsidiaries of Madison Square Garden, L.P., J.P. Morgan Securities Inc., as sole lead arranger, J.P. Morgan Securities Inc., Barclays Capital, Suntrust Robinson Humphrey, Inc. and Banc of America Securities, LLC, as bookrunners, Barclays Capital and Suntrust Robinson Humphrey, Inc., as co-syndication agents, Barclays Bank PLC and Suntrust Robinson Humphrey, Inc., as co-documentation agents, JPMorgan Chase Bank, National Association, as administrative agent, collateral agent and letter of credit issuer, and the lenders parties thereto (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 1, 2010).

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

10.30
Amendment No. 2 to the Credit Agreement dated as of December 7, 2012 among MSG Holdings, L.P., the Guarantors (as defined in the Credit Agreement), the banks, financial institutions and other institutional lenders parties to the Credit Agreement and JPM Morgan Chase Bank, National Association, as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 31, 2012 filed on February 6, 2013).

10.31	Form of Non-Employee Director Award Agreement.†
10.32	Form of Restricted Stock Units Agreement.†

EXHIBIT NO.	DESCRIPTION
10.33	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2012 filed on November 2, 2012).†
10.34	Form of Restricted Shares Agreement (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2009 filed on April 23, 2010).†
10.35
The Madison Square Garden Company Policy Concerning Certain Matters Relating to AMC Networks Inc. including Responsibilities of Overlapping Directors and Officers (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended June 30, 2012 filed on August 24, 2012).

10.36
Summary of Office Space Arrangement between MSG Holdings, L.P. and the Knickerbocker Group LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2013 filed on May 3, 2013).

21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	This exhibit is a management contract or a compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 30, 2013 and 2012	F-2
Consolidated Statements of Operations for the years ended June 30, 2013 and 2012, the six months ended June 30, 2011 and the year ended December 31, 2010	F-3
Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2013 and 2012, the six months ended June 30, 2011 and the year ended December 31, 2010	F-4
Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012, the six months ended June 30, 2011 and the year ended December 31, 2010	F-5
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2013 and 2012, the six months ended June 30, 2011 and the year ended December 31, 2010	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Madison Square Garden Company:
We have audited the accompanying consolidated balance sheets of The Madison Square Garden Company as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the years ended June 30, 2013 and 2012, the six month period ended June 30, 2011 and for the year ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule (as listed in the index to Item 15). We also have audited The Madison Square Garden Company's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Madison Square Garden Company's management is responsible for these consolidated financial statements, the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Madison Square Garden Company as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years ended June 30, 2013 and 2012, the six month period ended June 30, 2011, and for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, The Madison Square Garden Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.
/s/ KPMG LLP
New York, New York
August 21, 2013

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2013	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$277,913	$206,500
Restricted cash	8,413	5,789
Accounts receivable, net	145,728	126,565
Net related party receivables	18,565	27,277
Prepaid expenses	41,215	29,700
Other current assets	20,339	19,980
Total current assets	512,173	415,811
Property and equipment, net	1,135,180	969,528
Amortizable intangible assets, net	90,705	101,814
Indefinite-lived intangible assets	158,636	158,636
Goodwill	742,492	742,492
Other assets	93,028	136,403
	$2,732,214	$2,524,684

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,006	$33,048
Net related party payables	283	362
Accrued liabilities:
Employee related costs	70,663	82,886
Other accrued liabilities	221,405	188,410
Deferred revenue	237,537	211,639
Total current liabilities	545,894	516,345
Defined benefit and other postretirement obligations	59,726	58,817
Other employee related costs	45,370	36,689
Other liabilities	58,536	60,438
Deferred tax liability	543,753	532,382
Total liabilities	1,253,279	1,204,671
Commitments and contingencies (Notes 11, 12 and 13)
Stockholders' Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 63,268 and 62,016 shares outstanding as of June 30, 2013 and 2012, respectively	639	628
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of June 30, 2013 and 2012	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,070,764	1,070,046
Treasury stock, at cost, 596 and 927 shares as of June 30, 2013 and 2012, respectively	(14,179)	(22,047)
Retained earnings	437,794	295,412
Accumulated other comprehensive loss	(16,219)	(24,162)
Total stockholders' equity	1,478,935	1,320,013
	$2,732,214	$2,524,684

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Revenues (including related party revenues of $169,706, $169,532, $81,825 and $159,907, respectively)	$1,340,818	$1,284,016	$564,287	$1,157,136
Operating expenses:
Direct operating (including related party expenses of $12,870, $12,704, $5,559 and $12,691, respectively)	691,029	714,362	331,306	686,442
Selling, general and administrative (including related party expenses of $13,700, $11,411, $4,483 and $11,651, respectively)	309,568	304,624	143,179	279,263
Depreciation and amortization (including impairments)	89,132	87,503	44,926	56,907
	1,089,729	1,106,489	519,411	1,022,612
Operating income	251,089	177,527	44,876	134,524
Other income (expense):
Interest income (including related party interest income of $914 for the year ended December 31, 2010)	2,195	2,318	1,212	3,308
Interest expense	(7,917)	(7,070)	(3,428)	(6,765)
Miscellaneous	3,497	7,072	5,561	3,924
	(2,225)	2,320	3,345	467
Income from operations before income taxes	248,864	179,847	48,221	134,991
Income tax expense	(106,482)	(73,302)	(20,607)	(51,611)
Net income	$142,382	$106,545	$27,614	$83,380
Basic earnings per common share	$1.87	$1.42	$0.37	$1.13
Diluted earnings per common share	$1.83	$1.38	$0.36	$1.09
Weighted-average number of common shares outstanding:
Basic	76,268	74,938	74,350	73,864
Diluted	77,940	77,459	77,193	76,714

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended June 30, 2013		Year Ended June 30, 2012		Six Months Ended June 30, 2011		Year Ended December 31, 2010
Net income		$142,382		$106,545		$27,614		$83,380
Other comprehensive income (loss), net of tax:
Pension plans and postretirement plan:
Net unamortized gains(losses) arising during the period	$3,871		$(5,042)		$1,358		$(4,498)
Prior service credit due to plan amendment	—		190		—		—
Amortization of net actuarial loss included in net periodic benefit cost	1,206		1,163		718		1,232
Amortization of net prior service credit included in net periodic benefit cost	(80)	$4,997	(86)	$(3,775)	(30)	$2,046	(59)	$(3,325)
Net changes related to available-for-sale securities		2,946		(5,154)		2,208		—
Other comprehensive income (loss)		7,943		(8,929)		4,254		(3,325)
Comprehensive income		$150,325		$97,616		$31,868		$80,055

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,		Six Months Ended June 30, 2011	Year Ended December 31, 2010
	2013	2012
Cash flows from operating activities:
Net income	$142,382	$106,545	$27,614	$83,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	89,132	87,503	44,926	56,907
Impairment of deferred costs	4,982	—	—	11,437
Amortization of deferred financing costs	2,180	2,180	1,090	1,998
Share-based compensation expense related to equity classified awards	15,296	18,316	5,870	9,977
Share-based compensation expense prior to the Distribution	—	—	—	1,012
Excess tax benefit on share-based awards	(8,317)	(6,998)	(2,981)	(699)
Deemed capital contribution related to income taxes	—	—	—	6,780
Gain on exchange of investment	—	—	(3,375)	—
Gain on sale of investment	(3,130)	—	—	—
Provision for doubtful accounts	(228)	568	190	726
Change in assets and liabilities:
Accounts receivable, net	(18,935)	(9,120)	9,694	1,837
Net related party receivables	8,712	(4,690)	320	(15,062)
Prepaid expenses and other assets	(14,204)	(1,078)	(7,612)	13,277
Accounts payable	(14,743)	17,339	6,164	142
Net related party payables	(79)	362	—	—
Accrued and other liabilities	29,564	45,073	(23,697)	612
Deferred revenue	24,920	55,592	7,228	15,235
Deferred income taxes	5,523	21,781	(13,533)	7,723
Net cash provided by operating activities	263,055	333,373	51,898	195,282
Cash flows from investing activities:
Capital expenditures	(229,497)	(401,424)	(95,906)	(132,905)
Proceeds from sale of investment	44,136	—	—	—
Proceeds from asset sales	—	—	—	10
Decrease in restricted cash	—	—	—	2,000
Payments for acquisition of assets	—	(27,657)	(2,142)	(529)
Net cash used in investing activities	(185,361)	(429,081)	(98,048)	(131,424)
Cash flows from financing activities:
Proceeds from promissory note due from related party	—	—	—	190,000
Additions to deferred financing costs	—	—	—	(8,370)
Principal payments on capital lease obligations	(272)	(864)	(695)	(1,315)
Acquisition of restricted shares	—	(11,768)	(6,556)	(3,723)
Proceeds from stock option exercises	6,822	2,966	798	3,633
Taxes paid in lieu of shares issued for equity-based compensation	(21,148)	—	—	—
Excess tax benefit on share-based awards	8,317	6,998	2,981	699
Net cash provided by (used in) financing activities	(6,281)	(2,668)	(3,472)	180,924
Net increase (decrease) in cash and cash equivalents	71,413	(98,376)	(49,622)	244,782
Cash and cash equivalents at beginning of period	206,500	304,876	354,498	109,716
Cash and cash equivalents at end of period	$277,913	$206,500	$304,876	$354,498
Supplemental Data:
Income taxes paid, net	$82,444	$12,995	$27,445	$38,507
Interest paid for capital lease obligations	281	358	215	555
Non-cash investing and financing activities:
Deemed capital distributions, net primarily related to income taxes and share-based compensation expense prior to the Distribution	$—	$—	$—	$(23,576)
Capital expenditures incurred but not yet paid	54,837	59,666	81,274	30,151
Asset retirement obligations	6,700	15,998	18,088	9,827
Leasehold improvements paid by landlord and other non-cash additions to property and equipment	978	1,540	—	4,658

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of January 1, 2010	$—	$1,042,283	$—	$77,873	$(14,053)	$1,106,103
Net income	—	—	—	83,380	—	83,380
Other comprehensive loss	—	—	—	—	(3,325)	(3,325)
Comprehensive income						80,055
Deemed capital contribution related to share-based compensation expense prior to the Distribution	—	1,012	—	—	—	1,012
Deemed capital contribution related to income taxes	—	6,780	—	—	—	6,780
Adjustments related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution, net of taxes	—	(1,008)	—	—	(2,109)	(3,117)
Deemed capital contribution related to the transfer of certain liabilities between the Company and Cablevision, net of taxes	—	5,125	—	—	—	5,125
Reclassification of common stock in connection with the Distribution	755	(755)	—	—	—	—
Distribution date deferred tax assets and liabilities adjustments	—	(35,485)	—	—	—	(35,485)
Exercise of options	5	3,628	—	—	—	3,633
Share-based compensation expense	—	9,977	—	—	—	9,977
Treasury stock acquired from acquisition of restricted shares	—	—	(3,723)	—	—	(3,723)
Excess tax benefit on share-based awards, net of deficiency	—	564	—	—	—	564
Balance as of December 31, 2010	$760	$1,032,121	$(3,723)	$161,253	$(19,487)	$1,170,924
Net income	—	—	—	27,614	—	27,614
Other comprehensive income	—	—	—	—	4,254	4,254
Comprehensive income						31,868
Exercise of options	1	797	—	—	—	798
Share-based compensation expense	—	5,870	—	—	—	5,870
Treasury stock acquired from acquisition of restricted shares	—	—	(6,556)	—	—	(6,556)
Excess tax benefit on share-based awards	—	2,981	—	—	—	2,981
Balance as of June 30, 2011	$761	$1,041,769	$(10,279)	$188,867	$(15,233)	$1,205,885
Net income	—	—	—	106,545	—	106,545
Other comprehensive loss	—	—	—	—	(8,929)	(8,929)
Comprehensive income						97,616
Exercise of options	3	2,963	—	—	—	2,966
Share-based compensation expense	—	18,316	—	—	—	18,316
Treasury stock acquired from acquisition of restricted shares	—	—	(11,768)	—	—	(11,768)
Excess tax benefit on share-based awards	—	6,998	—	—	—	6,998
Balance as of June 30, 2012	$764	$1,070,046	$(22,047)	$295,412	$(24,162)	$1,320,013
Net income	—	—	—	142,382	—	142,382
Other comprehensive income	—	—	—	—	7,943	7,943
Comprehensive income						150,325
Exercise of options	11	6,799	12	—	—	6,822
Share-based compensation expense	—	15,296	—	—	—	15,296
Tax withholding associated with shares issued for equity-based compensation	—	(21,148)	—	—	—	(21,148)
Shares issued upon Restricted Stock Units vesting	—	(7,856)	7,856	—	—	—
Excess tax benefit on share-based awards, net	—	7,627	—	—	—	7,627
Balance as of June 30, 2013	$775	$1,070,764	$(14,179)	$437,794	$(16,219)	$1,478,935

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
The Company is a fully integrated sports, entertainment and media business. The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company's venues. MSG Media includes the Company's regional sports networks, MSG Network and MSG+, collectively the "MSG Networks," and "Fuse," a national television network dedicated to music. MSG Networks also include high-definition channels, MSG HD and MSG+ HD, and Fuse includes its high-definition channel, Fuse HD. MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular featuring the Radio City Rockettes (the "Rockettes"), that are performed in the Company's and other venues. MSG Sports owns and operates the following sports franchises: the New York Knicks (the "Knicks") of the National Basketball Association (the "NBA"), the New York Rangers (the "Rangers") of the National Hockey League (the "NHL"), the New York Liberty (the "Liberty") of the Women's National Basketball Association (the "WNBA"), and the Hartford Wolf Pack, formerly known as the Connecticut Whale, of the American Hockey League (the "AHL"), which is the primary player development team for the Rangers. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of Knicks, Rangers and Liberty games.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena ("The Garden") and The Theater at Madison Square Garden in New York City and The Chicago Theatre in Chicago. In June 2012, the Company purchased the Forum in Inglewood, CA. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston.
Basis of Presentation
Change in Fiscal Year
Effective June 30, 2011, the Company changed its fiscal year-end from December 31st to June 30th to better align its financial planning and reporting cycles with the seasonality of its business, particularly the MSG Sports and MSG Entertainment segments. The consolidated financial statements presented herein include the Company's financial results for the year ended June 30, 2013, the year ended June 30, 2012 (the Company's first full fiscal year since the year end change), the six month transition period of January 1, 2011 through June 30, 2011 and the year ended December 31, 2010.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
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
Revenue Recognition
MSG Media
The Company's MSG Media segment earns affiliation fee revenue from cable television systems and satellite, telephone and other multichannel video programming distributors that carry the Company's programming services. The programming service is delivered throughout the term of the agreements and the Company recognizes this revenue in the period that the programming service is provided.
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
MSG Entertainment
The Company's MSG Entertainment segment earns revenues from the sale of tickets for events that the Company produces or promotes/co-promotes. In addition, for entertainment events held at the Company's venues that MSG Entertainment does not produce or promote/co-promote, revenues are earned for venue license fees from the third-party promoters of the event. Event-related revenues from the sale of tickets, venue license fees from third-party promoters, sponsorships, concessions and merchandise are recognized when the event occurs. Amounts collected in advance of an event are recorded as deferred revenue and are recognized as revenues when earned.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

MSG Sports
The Knicks, Rangers and Liberty derive revenues principally from ticket sales and distributions of league-wide national television contracts and other league-wide revenue sources, which are recognized over the respective team's season. Event-related revenues from other live sporting events, including the sale of tickets, venue license fees earned in connection with other live sporting events that the Company does not produce or promote, sponsorships, concessions and merchandise are recognized when the event occurs. Amounts collected in advance of an event are recorded as deferred revenue and are recognized as revenues when earned. Local media rights revenue recognized by MSG Sports for the licensing of team-related programming to the Company's MSG Media segment are generally recognized on a straight-line basis over the fiscal year and are eliminated in consolidation.
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
Multiple-Deliverable Transactions
The Company has various types of multiple-deliverable arrangements, including multi-year sponsorship agreements. The deliverables included in each sponsorship agreement vary and may include suite licenses, event tickets and various media and advertising benefits, which include items such as, but not limited to, signage at The Garden and the Company's other venues. The timing of revenue recognition for each deliverable is dependent upon meeting the revenue recognition criteria for the respective deliverable.
The Company allocates revenue to each deliverable within the arrangement based on their relative selling price. For many deliverables in an arrangement, such as event tickets and certain advertising benefits, the Company has vendor specific evidence ("VSOE") of selling price as it typically sells the same or similar deliverables regularly on a stand-alone basis. Absent VSOE the Company considers whether third party evidence ("TPE") is available; however, in most instances TPE is not available. The Company's process for determining its estimated selling prices for deliverables without VSOE or TPE involves management's judgment and considers multiple factors including company specific and market specific factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing a best estimate of selling price for deliverables include, but are not limited to, prices charged for similar deliverables, the Company's ongoing pricing strategy and policies, and consideration of pricing of similar deliverables sold in other multiple-deliverable agreements.
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
Nonmonetary Transactions
The Company enters into nonmonetary transactions that involve the exchange of goods or services, such as advertising and promotional benefits as well as tickets, for other goods or services. Such transactions are measured and recorded at the fair value of the goods or services surrendered unless the goods or services received have a more readily determinable fair value. In addition, the Company enters into other monetary transactions in which nonmonetary consideration is also included and the entire transaction is recorded at fair value. If the fair values cannot be determined for either the asset(s) surrendered or received within reasonable limits, then the nonmonetary transaction is measured and recorded at the book value of the item(s) surrendered which typically is zero.
Direct Operating Expenses
Direct operating expenses include, but are not limited to, compensation expense for the Company's professional sports teams' players and certain other team personnel, as well as league assessments for the MSG Sports segment; event costs related to the

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

presentation and production of the Company's live entertainment and sporting events; network programming costs; and venue lease, maintenance and other operating expenses.
Player Costs and Other Team Personnel Transactions, NBA Luxury Tax, Escrow System/Revenue Sharing and League Assessments for the MSG Sports Segment
Player Costs and Other Team Personnel Transactions
Costs incurred to acquire player contracts, including signing bonuses, are deferred and amortized over the applicable NBA or NHL regular season on a straight-line basis over the fixed contract period of the respective player. The NBA and NHL seasons are typically from November through April and October through April, respectively. Player salaries are also expensed over the applicable NBA, NHL or WNBA regular season typically on a straight-line basis. In certain player contracts the annual contractual salary amounts (including any applicable signing bonuses) may fluctuate such that expensing the salary for the entire contract on a straight-line basis over each regular season more appropriately reflects the economic benefit of the services provided.
In instances where a player sustains what is deemed to be a season-ending or career-ending injury, a provision is recorded, when that determination can be reasonably made, for the remainder of the player's seasonal or contractual salary and related costs, together with any associated NBA luxury tax, net of any anticipated insurance recoveries. When players are traded, waived or contracts are terminated, any remaining unamortized signing bonuses are expensed to current operations. Amounts due to these individuals are generally paid over their remaining contract terms. Team personnel contract termination costs are recognized in the period in which those events occur. See Note 6 for further discussion of significant team personnel transactions.
The NBA and NHL each have collective bargaining agreements ("CBA") with the respective league's players association, to which the Company is subject. The NBA CBA expires after the 2020-21 season (although the NBA and the National Basketball Players Association (“NBPA”) each has the right to terminate the CBA following the 2016-17 season). The predecessor NHL CBA expired September 15, 2012 and, effective September 16, 2012, the NHL declared a lockout of NHL players. In January 2013, the NHL and the National Hockey League Players' Association ("NHLPA") entered into a new CBA effective retroactively to September 16, 2012. The NHL CBA expires on September 15, 2022 (although the NHL and NHLPA each have the right to terminate the CBA effective following the 2019-20 season).
The NBA CBA contains a "soft" salary cap (i.e., a cap on each team's aggregate player salaries but with certain exceptions that enable teams to pay more, sometimes substantially more, than the cap). The NHL CBA provides for a "hard" salary cap (i.e., teams may not exceed a stated maximum that has been negotiated for the 2012-13 and 2013-14 seasons and is adjusted each season thereafter based upon league-wide revenues).
NBA Luxury Tax
Amounts in this paragraph are in thousands, except for luxury tax rates.
The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). A team's luxury tax for the 2011-12 and 2012-13 seasons generally equals the amount by which the team's aggregate player salaries exceed such threshold. Beginning with the 2013-14 season, the tax rates for teams with aggregate player salaries above such threshold will start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least four of any five seasons beginning in 2011-12, the above tax rates are increased by $1.00 for each increment. For the 2011-12 season, 100% of the aggregate luxury tax payments collected by the league were used as a funding source for the revenue sharing plan described below. Beginning with the 2012-13 season, 50% of such payments will be used as a funding source for the revenue sharing plan and the remaining 50% of such payments will be distributed in equal shares to non-taxpaying teams. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
NBA and NHL Escrow System/Revenue Sharing
The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues as compensation (approximately 51% in the 2011-12 season and approximately 50% thereafter), and the teams retain the

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

remainder. The percentage of league-wide revenues paid as compensation and retained by the teams does not apply evenly across all teams and accordingly the Company may pay its players a higher or lower portion of the Knicks' revenues than other NBA teams. Throughout each season, NBA teams withhold 10% of each player's salary and contribute the withheld amounts to an escrow account. If the league's aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. In the event that the league's aggregate player compensation is below the designated percentage of league-wide revenues, the teams will remit the shortfall to the NBPA for distribution to the players. The NBA has also instituted a revenue sharing plan that, beginning in the 2011-12 season, generally requires the distribution of a pool of funds to teams with below-average net revenues (as defined in the plan), subject to reduction or elimination based on individual team market size and profitability. The plan is funded by a combination of disproportionate contributions from teams with above-average net revenues, subject to certain profit-based limits (each as defined in the plan); aggregate league-wide luxury tax proceeds (100% of proceeds for the 2011-12 season, 50% of proceeds for all seasons beginning with the 2012-13 season) (see above); and, beginning with the 2012-13 season, collective league sources, if necessary. Additional amounts may also be distributed on a discretionary basis, funded by assessments on playoff ticket revenues and through collective league sources.
The NHL CBA provides that each season the players receive as player compensation 50% of that season's league-wide revenues, excluding the impact of agreed-upon aggregate transition payments of $300,000 to be paid on a deferred basis over three years beginning in 2014. Because the percentage to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, the Company may pay its players a higher or lower portion of the Rangers' revenues than other NHL teams pay of their own revenues. In order to implement the salary cap system, NHL teams withhold a portion of each player's salary and contribute the withheld amounts to an escrow account. If the league's aggregate player compensation for a season exceeds the designated percentage (50%) of that season's league-wide revenues, the excess is retained by the league. For the shortened 2012-13 season, any such excess funds will be utilized or distributed by the NHL in its sole discretion. Beginning with the 2013-14 season, any such excess funds will be distributed to all teams in equal shares.
The NHL CBA also continues to provide for a revenue sharing plan. The new plan generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams. The pool of funds distributed under the prior revenue sharing plan for the 2011-12 season was $152,600. If the new plan had been in effect during the 2011-12 season, the pool would have been approximately $200,000. Under the new CBA, the pool will be funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game, and (c) the remainder from centrally-generated NHL sources. The Rangers are consistently among the top ten revenue teams and, accordingly, have consistently contributed to the top ten revenue teams component of the prior plan.
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
League Assessments
As members of the NBA and NHL, the Knicks and Rangers, respectively, are also subject to annual league assessments. The governing bodies of each league determine the amount of each season's league assessments that are required from each member team. The Company recognizes its teams' estimated league assessments on a straight-line basis over the applicable NBA or NHL season.
Production Costs for the MSG Entertainment Segment
The Company defers certain costs of productions such as creative design costs, scenery, wardrobes, rehearsal and other related costs for the Company's proprietary shows. Only costs that provide future benefits over the life of a show are deferred. Deferred production costs are amortized on a straight-line basis over the course of a production's performance period using the expected life of a show's assets, which generally is 5 years. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment. The Company has approximately $37,780 and $37,237 of net deferred production costs recorded within other current assets and other assets in the accompanying consolidated balance sheets as of June 30, 2013 and 2012, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Network Programming Costs for the MSG Media Segment
For the MSG Networks, the professional team rights acquired under license agreements to telecast various sporting events and other programming for exhibition on its networks are typically expensed on a straight-line basis over the term of the applicable contract or license period. Local media rights expense recognized by MSG Media for the licensing of team-related programming from the Company's MSG Sports segment is generally recognized on a straight-line basis over the fiscal year and is eliminated in consolidation.
In addition to professional team rights, the MSG Media segment also acquires the rights to carry and/or produce other events or programming, such as other sporting events, movies, concerts or specials. Acquired programming rights are stated at the lower of amortized cost or net realizable value. Programming rights and the obligations acquired under license agreements are recorded at the gross amount of the liabilities when the license period has begun, the cost of each program is known or determinable, and the program is accepted and available for airing. Costs are amortized over the license period or projected useful life of the programming as the economic benefits are received. On a quarterly basis the Company reviews the programming usefulness of its program rights and if it determines that the programming has no future usefulness and will no longer be aired, an impairment of the portion of the unamortized cost of the license agreement is recorded in direct operating expenses.
Certain owned original programming is produced for the Company's networks by independent production companies. Owned original programming costs are expensed as incurred.
Advertising Expenses
Advertising costs are typically charged to expense when incurred, however, advertising for productions such as the Radio City Christmas Spectacular and other live entertainment events are deferred within interim periods and expensed, over the run of the show, but by no later than the end of the fiscal year. Total advertising costs classified in direct operating and selling, general and administrative expenses were $33,635 and $34,492 for the years ended June 30, 2013 and 2012, respectively, $13,424 for the six months ended June 30, 2011 and $44,972 for the year ended December 31, 2010.
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
Share-based Compensation
The Company measures the cost of employee services received in exchange for an award of equity-based instruments based on the grant date fair value of the award. Share-based compensation cost is recognized in earnings (net of estimated forfeitures) over the period during which an employee is required to provide service in exchange for the award, except for restricted stock units granted to non-employee directors which, unless otherwise provided under the applicable award agreement, are fully vested, and are expensed at the grant date. The Company estimates forfeitures based upon historical experience and its expectations regarding future vesting of awards. To the extent actual forfeitures are different from the Company's estimates, share-based compensation is adjusted accordingly.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Cash and Cash Equivalents
The Company considers the balance of its investment in funds that substantially hold highly liquid securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value. Checks outstanding in excess of related book balances are included in accounts payable in the accompanying consolidated balance sheets. The Company presents the change in these book cash overdrafts as cash flows from operating activities.
Restricted Cash
Restricted cash as of June 30, 2013 and 2012 primarily consist of cash required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL CBA. The escrow account will be distributed subsequent to the end of the season to the players and NHL teams based on the provisions of the NHL CBA. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected in cash flows from either operating or investing activities, depending on the circumstances to which the changes in the underlying restricted cash relate.
Accounts Receivable

Accounts receivable is recorded at net realizable value. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is estimated based on the Company's analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company's allowance for doubtful accounts was $1,729 and $2,434 as of June 30, 2013 and 2012, respectively.
Impairment of Investments
The Company reviews its investments at least quarterly to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; future prospects of the investee; and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, the Company considers other factors such as general market conditions, industry conditions, and analysts’ ratings.  If the decline in fair value is deemed to be other-than-temporary, the cost basis of the investment is written down to fair value and the loss is realized as a component of net income.
Long-Lived and Indefinite-Lived Assets
The Company's long-lived and indefinite-lived assets consist of property and equipment, goodwill, indefinite-lived intangible assets and amortizable intangible assets.
Property and equipment is stated at cost. Equipment under capital leases is recorded at the present value of the total minimum lease payments. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the asset's estimated useful life. The useful lives of the Company's long-lived assets are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company. In estimating the useful lives the Company considers factors such as, but not limited to, risk of obsolescence, anticipated use, plans of the Company, and applicable laws and permit requirements. In July 2013, the permit for the Madison Square Garden Arena was renewed for ten years and these financial statements have been prepared assuming further renewal of that permit.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Goodwill is tested annually for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances. Effective July 1, 2011, the Company changed the date of its annual impairment test for goodwill from February 28th to August 31st. Goodwill was tested as of February 28th in all fiscal periods presented prior to the date change. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  The Company's three reporting units for evaluating goodwill impairment are the same as its reportable segments, and all of them have goodwill. The estimates of the fair value of the Company's reporting units are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. For MSG Media, these valuations also include assumptions for projected average rates per viewing subscribers and growth in fixed price contractual arrangements used to determine affiliation fee revenue, access to sports programming and programming rights and the cost of such sports programming and programming rights, amount of programming time that is advertiser supported, number of advertising spots available and the sell through rates for those spots, average fee per advertising spot, and operating margins, among other assumptions. For MSG Entertainment, these valuations include assumptions for the number and expected financial performance of live entertainment events and productions, which includes, but is not limited to, the level of ticket sales, concessions and sponsorships. For MSG Sports, these valuations include assumptions for ticket sales, revenues related to sales of suite licenses, local and national television broadcasting rights, sponsorships, concessions, player and other team personnel compensation, and luxury tax or revenue sharing assumptions for comparable market transactions. Significant judgments inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
Identifiable indefinite-lived intangible assets are tested annually for impairment during the first fiscal quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis, according to which an impairment charge is recognized for the amount of the asset's carrying amount exceeding the fair value, if the Company (1) determines that such an impairment is more likely than not to exist, or (2) forgoes the qualitative assessment entirely. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company's indefinite-lived sports franchises intangibles, representing the Company's NBA and NHL sports franchises, were valued using a direct valuation method based on market comparables. The Company's indefinite-lived trademark intangible assets relate to the Company's Radio City related trademarks which include the Radio City Christmas Spectacular and the Rockettes and The Chicago Theatre related trademarks, which were all valued using a relief-from-royalty method in which the expected benefits are valued by discounting hypothetical royalty payments based on projected revenues covered by the trademarks. Both the Radio City related trademarks and the sports franchises were recorded in April 2005, when Cablevision acquired the remaining 40% interest in a subsidiary of Cablevision which wholly-owned the Company at that time.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Defined Benefit Pension Plans and Other Postretirement Benefit Plan
As more fully described in Note 16, the Company has both funded and unfunded defined benefit plans, as well as a contributory other postretirement benefit plan, covering certain full-time employees and retirees. The majority of the defined benefit pension benefits are based on formulas that reflect the employees' years of service and compensation during their employment period and participation in the plans. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return, discount rate and rate of compensation increases, among others. The Company recognizes the funded status of its defined benefit pension and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of transactions that are subject to disclosures required by FASB ASC 210-20-50, Balance Sheet - Offsetting - Disclosure, concerning offsetting. In particular ASU No. 2013-01 addresses implementation issues about the scope of ASU No. 2011-11 and clarifies that the scope of the disclosure is limited to derivatives, repurchase agreements, and securities borrowing and securities lending transactions that are either offset in the financial statements or are subject to a master netting arrangement or similar arrangement. These standards will be effective for the Company beginning in its first quarter of fiscal year 2014 with retrospective application required. The Company believes that the adoption of these standards will not have any impact on the Company's financial position, results of operations, or cash flows.
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
Note 3. Acquisition
On June 25, 2012, the Company acquired the Forum located in Inglewood, CA for a purchase price of $23,500. The acquisition was accounted for as an asset acquisition and the cost of the acquisition was allocated to the assets acquired based on their relative fair values. Acquisition-related costs of $6,828 were capitalized as costs of the acquisition and were allocated to the assets acquired based upon the nature of the cost.
The allocation of the purchase price, including acquisition-related costs, as of the acquisition date are as follows:

Land	$23,757
Building	6,031
Trademarks	540
$30,328

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The trademarks were determined to be indefinite-lived intangible assets and were valued using a relief-from-royalty method in which the expected benefits are valued by discounting hypothetical royalty payments based on projected revenues covered by the trademarks.
Additionally, the Company recorded an asset retirement obligation in the amount of $6,000 and an offsetting increase to the carrying value of the related property and equipment in connection with the acquisition and planned revitalization.
Note 4. Computation of Earnings per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted EPS.

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Weighted-average shares for basic EPS	76,268	74,938	74,350	73,864
Dilutive effect of shares issuable under share-based compensation plans and shares restricted on the same basis as underlying Cablevision restricted shares	1,672	2,521	2,843	2,850
Weighted-average shares for diluted EPS	77,940	77,459	77,193	76,714
Anti-dilutive shares	18	—	3	39
Note 5. Impairment Charges
As a result of the financial performance of a theatrical production of the Radio City Christmas Spectacular that played in three markets outside of New York during the year ended June 30, 2013, the Company evaluated whether or not an impairment of the deferred costs related to that production had occurred. Consequently, the Company's MSG Entertainment segment recorded a pre-tax impairment charge of $4,982 for the remaining unamortized deferred costs of assets related to this theatrical production outside of New York, which is reflected in direct operating expenses in the accompanying consolidated statement of operations for the year ended June 30, 2013.
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
During the year ended December 31, 2010, the Company evaluated whether or not an impairment of the deferred costs associated with the Radio City Christmas Spectacular Arena Tour (the "Arena Tour") had occurred as a result of its financial performance and the Company's decision to seek alternative uses of Arena Tour assets in connection with plans to produce shows in other venues. As a result, the Company's MSG Entertainment segment recorded a pre-tax impairment charge of $1,492 related to Arena Tour assets, which is reflected in direct operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2010.
As part of its periodic review of expected usefulness of programming rights, the Company's MSG Media segment recorded a pre-tax impairment charge of $865 associated with these assets during the year ended June 30, 2012, which is included in direct operating expenses in the accompanying consolidated statement of operations for that year. There were no impairment charges

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

associated with these assets during the year ended June 30, 2013, the six months ended June 30, 2011 and the year ended December 31, 2010.
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
The following table sets forth provisions for Team Personnel Transactions and insurance recoveries recorded by the Company's MSG Sports segment:

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Provisions for Team Personnel Transactions net of insurance recoveries discussed below	$18,715	$16,314	$15,254	$8,663
Insurance recoveries included in provisions for Team Personnel Transactions above	—	—	—	820

Insurance recoveries related to non season-ending player injuries	—	323	—	7,999
Note 7. Investments
The Company had an investment in a non-controlling ownership interest in Front Line Management Group, Inc. ("Front Line"), which was accounted for under the cost method. The Company received $2,186 and $2,000 during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively, in dividends representing the distribution of earnings from this investment which was recognized in miscellaneous income in the accompanying consolidated statements of operations.
In February 2011, the Company exchanged its interest in Front Line for approximately 3,913 shares of Live Nation Entertainment, Inc. ("Live Nation") common stock with a fair value of approximately $41,000 as of that date. As a result of this exchange the Company recorded a pre-tax gain of $3,375 during the six months ended June 30, 2011, which was recognized in miscellaneous income in the accompanying consolidated statement of operations. In March 2013, the Company sold all of its holdings of Live Nation common stock for $44,136. Other income in the accompanying consolidated statement of operations for the year ended June 30, 2013 includes a pre-tax gain of $3,130, which reflects an unrealized gain reclassified from accumulated other comprehensive income to net income partially offset by block sale costs.
Prior to the sale, this investment was reported in the consolidated balance sheet in other assets, and was classified as available-for-sale. The fair value of the investment in Live Nation common stock was $35,919 as of June 30, 2012.
The pre-tax unrealized gain (loss) on available-for-sale securities associated with the investment in Live Nation that have been included in other comprehensive income (loss) and the pre-tax gain reclassified from accumulated other comprehensive income to net income were as follows:

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Unrealized gain (loss) arising during the period	$9,587	$(8,961)	$3,874	$—
Unrealized gain reclassified from accumulated other comprehensive income to net income	4,500	—	—	—

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8. Goodwill and Intangible Assets
The carrying amount of goodwill, by reportable segment, as of June 30, 2013 and 2012 is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the first quarter of fiscal year 2013, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
The Company's indefinite-lived intangible assets as of June 30, 2013 and 2012 are as follows:

Sports franchises (MSG Sports segment)	$96,215
Trademarks (MSG Entertainment segment)	62,421
$158,636
During the first quarter of fiscal year 2013, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.
The Company's intangible assets subject to amortization as of June 30, 2013 and 2012 are as follows:

As of June 30, 2013	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(28,540)	$54,504
Season ticket holder relationships	73,124	(43,401)	29,723
Suite holder relationships	15,394	(11,542)	3,852
Other intangibles	4,217	(1,591)	2,626
	$175,779	$(85,074)	$90,705
As of June 30, 2012
Affiliation agreements and affiliate relationships	$106,677	$(48,357)	$58,320
Season ticket holder relationships	75,005	(39,994)	35,011
Suite holder relationships	15,394	(10,142)	5,252
Broadcast rights	15,209	(14,992)	217
Other intangibles	11,739	(8,725)	3,014
	$224,024	$(122,210)	$101,814
The recorded amounts for the gross carrying values of certain intangible assets subject to amortization, and the related accumulated amortization, decreased during the year ended June 30, 2013 as those intangible assets became fully amortized.
The estimated useful lives of the Company's intangible assets subject to amortization as of June 30, 2013 are as follows:

Estimated Useful Lives
Affiliate relationships	24 years
Season ticket holder relationships	12 to 15 years
Suite holder relationships	11 years
Other intangibles	15 years
Amortization expense for intangible assets amounted to $11,109 and $19,980 for the years ended June 30, 2013 and 2012, respectively, $8,609 for the six months ended June 30, 2011, and $17,625 for the year ended December 31, 2010. Amortization expense for the year ended June 30, 2012 includes a pre-tax impairment charge of $3,112, which reflects the write-off of the remaining carrying value of certain intangible assets (See Note 5).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2014 through 2018 to be as follows:

Fiscal year ending June 30, 2014	$10,399
Fiscal year ending June 30, 2015	10,399
Fiscal year ending June 30, 2016	10,051
Fiscal year ending June 30, 2017	8,526
Fiscal year ending June 30, 2018	7,076
Note 9. Property and Equipment
As of June 30, 2013 and 2012, property and equipment (including equipment under capital leases) consisted of the following assets:

	June 30, 2013	June 30, 2012	Estimated Useful Lives
Land	$92,828	$92,828
Buildings	781,747	604,504	Up to 45 years
Equipment	310,946	287,841	2 to 20 years
Aircraft	43,388	42,961	8 to 15 years
Furniture and fixtures	36,824	25,592	3 to 9 years
Leasehold improvements	151,224	148,572	Shorter of term of lease or life of improvement
Construction in progress	147,398	202,926
	1,564,355	1,405,224
Less accumulated depreciation and amortization	(429,175)	(435,696)
	$1,135,180	$969,528
Depreciation was accelerated for The Garden assets that are being removed as a result of the Transformation. Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $78,023 and $67,523 for the years ended June 30, 2013 and 2012, respectively, $36,317 for the six months ended June 30, 2011 and $39,282 for the year ended December 31, 2010. During the year ended June 30, 2013 the Company removed from its property and equipment accounts fully depreciated assets of The Garden.
As of June 30, 2013 and 2012, the gross amount of equipment and related accumulated depreciation recorded under capital leases are as follows:

	June 30, 2013	June 30, 2012
Equipment	$3,187	$4,052
Less accumulated depreciation	(1,790)	(1,507)
	$1,397	$2,545
During the year ended June 30, 2013, an adjustment was made, in accordance with the agreement, which reduced the Company's capital lease obligations and the carrying value of the corresponding capital lease asset.
The Company has recorded asset retirement obligations related to the Transformation and the Forum (See Note 3). The asset retirement obligations have been recorded in accordance with ASC 410, which requires companies to recognize an obligation along with an offsetting increase to the carrying value of the related property and equipment when an obligation or commitment exists to perform remediation efforts and its fair value is reasonably estimable. These obligations were necessitated by the Transformation and the acquisition and planned revitalization of the Forum.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of the change in the carrying amount of the asset retirement obligations during the years ended June 30, 2013 and 2012:

Balance as of July 1, 2011	$32,907
Liabilities incurred	6,000
Revisions in estimated liabilities	9,998
Accretion expense	13
Payments	(36,700)
Balance as of June 30, 2012	$12,218
Revisions in estimated liabilities	6,700
Accretion expense	15
Payments	(6,683)
Balance as of June 30, 2013	$12,250
As of June 30, 2013 and 2012, $12,034 and $10,377, respectively, of the total asset retirement obligations were recorded in other accrued liabilities, with the remaining balances recorded in other liabilities, in the accompanying consolidated balance sheets.
Note 10. Debt
Total debt of the Company consists of the following:

	June 30, 2013	June 30, 2012
Revolving Credit Facility	$—	$—
Related party capital lease obligations (a)	2,224	3,361
Total	$2,224	$3,361
_____________________

(a)	Classified in other accrued liabilities and other liabilities in the accompanying consolidated balance sheets (See Note 9).
Revolving Credit Facility
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $375,000 with a term of five years (the "Revolving Credit Facility"). The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of June 30, 2013, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of June 30, 2013, there was $7,146 in letters of credit issued and outstanding under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility as of June 30, 2013 was $367,854.
In connection with the establishment of this borrowing facility, the Company incurred deferred financing costs of $10,900, which are being amortized to interest expense over the five-year term of the Revolving Credit Facility.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Capital Leases
Capital lease assets for transponder space have been subleased to the Company from a related party. As of June 30, 2013, the future minimum lease payments for capital lease obligations are as follows:

Fiscal year ending June 30, 2014	$462
Fiscal year ending June 30, 2015	462
Fiscal year ending June 30, 2016	462
Fiscal year ending June 30, 2017	462
Fiscal year ending June 30, 2018	462
Thereafter	716
Total minimum lease payments	3,026
Less amount representing interest	(802)
Present value of minimum future capital lease payments	2,224
Less principal portion of current installments	(257)
Long-term portion of obligations under capital leases	$1,967
Note 11. Operating Leases
The Company has various long-term noncancelable operating lease agreements with non-affiliates primarily for entertainment venues and office and storage space expiring at various dates through 2026. Certain leases include renewal provisions at the Company's option and provide for additional rent based on sales. The rent expense associated with such operating leases is recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense under these lease agreements totaled $42,135 and $39,386 for the years ended June 30, 2013 and 2012, respectively, $19,589 for the six months ended June 30, 2011, and $38,374 for the year ended December 31, 2010.
As of June 30, 2013, future minimum rental payments under leases having noncancelable initial lease terms in excess of one year were as follows:

Fiscal year ending June 30, 2014	$42,679
Fiscal year ending June 30, 2015	41,812
Fiscal year ending June 30, 2016	41,578
Fiscal year ending June 30, 2017	38,305
Fiscal year ending June 30, 2018	23,229
Thereafter	131,537
$319,140
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12. Contractual Obligations and Off Balance Sheet Arrangements
Future cash payments required under unconditional purchase obligations pursuant to material contracts entered into by the Company in the normal course of business and outstanding letters of credit as of June 30, 2013 are summarized in the following table.

	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements:
Contractual obligations (a)	$1,240,926	$211,958	$286,391	$159,097	$583,480
Letters of credit (b)	7,146	7,146	—	—	—
	1,248,072	219,104	286,391	159,097	583,480
Contractual obligations reflected on the balance sheet (c)	56,915	24,612	6,368	8,440	17,495
Total	$1,304,987	$243,716	$292,759	$167,537	$600,975
_____________________

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

(b)	Consists of letters of credit obtained by the Company under the Revolving Credit Facility primarily as collateral for certain insurance policies and for a lease agreement.

(c)	Consists principally of amounts earned under employment agreements that the Company has with certain of its professional sports teams' personnel in the MSG Sports segment.
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

Level III - Instruments whose significant value drivers are unobservable.

The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
June 30, 2013
Assets:
Money market accounts	$231,788	$—	$—	$231,788
Time deposits	40,281	—	—	40,281
Total assets measured at fair value	$272,069	$—	$—	$272,069
June 30, 2012
Assets:
Money market accounts	$79,994	$—	$—	$79,994
Time deposits	120,629	—	—	120,629
Available-for-sale securities (in other assets)	35,919	—	—	35,919
Total assets measured at fair value	$236,542	$—	$—	$236,542
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 15. Accumulated Other Comprehensive Income (Loss)
The following table details the changes in each component of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2010	$(14,053)	$—	$(14,053)
Other comprehensive loss, before income taxes	(5,856)	—	(5,856)
Adjustment related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution, before income taxes	(3,728)	—	(3,728)
Income tax benefit (a)	4,150	—	4,150
Balance as of December 31, 2010	(19,487)	—	(19,487)
Other comprehensive income, before income taxes	3,590	3,874	7,464
Income tax expense	(1,544)	(1,666)	(3,210)
Balance as of June 30, 2011	(17,441)	2,208	(15,233)
Other comprehensive loss, before income taxes	(6,570)	(8,961)	(15,531)
Income tax benefit	2,795	3,807	6,602
Balance as of June 30, 2012	(21,216)	(2,946)	(24,162)
Other comprehensive income, before income taxes	8,705	5,087	13,792
Income tax expense	(3,708)	(2,141)	(5,849)
Balance as of June 30, 2013	$(16,219)	$—	$(16,219)
_____________________
(a) Includes an income tax benefit of $1,619 associated with the adjustment related to the transfer of liabilities from Cablevision in connection with certain pension plans as a result of the Distribution (See Note 16).
Note 16. Pension Plans and Other Postretirement Benefit Plan
Company Sponsored Plans
The Company sponsors a non-contributory qualified cash balance retirement plan covering its non-union employees (the "MSG Cash Balance Pension Plan") and an unfunded non-contributory non-qualified excess cash balance plan covering certain employees who participate in the underlying qualified plan (collectively, the "MSG Cash Balance Plans"). Prior to the Distribution, certain participants of the MSG Cash Balance Plans participated in the Cablevision Cash Balance Pension Plan, a non-contributory qualified cash balance retirement plan, and an unfunded non-contributory non-qualified excess cash balance plan which was sponsored by Cablevision (collectively, the "Cablevision Cash Balance Plans"). Effective January 1, 2010, these participants ceased participation in the Cablevision Cash Balance Plans and began participation in the MSG Cash Balance Plans. Also effective January 1, 2010, the Company assumed the liability to pay benefits to current and former employees of the Company who had previously participated in the Cablevision Cash Balance Plans. In April 2011, plan assets with a fair value of $9,261 were transferred from the Cablevision Cash Balance Pension Plan to the MSG Cash Balance Pension Plan. This amount represented the portion of the assets of the Cablevision Cash Balance Pension Plan attributable to the liability previously transferred from this plan to the MSG Cash Balance Pension Plan.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company's consolidated balance sheets associated with the Pension Plans and Postretirement Plan as of June 30, 2013 and 2012 based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Change in benefit obligation:
Benefit obligation at beginning of period	$159,763	$124,010	$8,436	$7,888
Service cost	6,737	6,558	239	214
Interest cost	6,866	6,895	305	359
Actuarial loss (gain)	(14,801)	27,707	(955)	225
Benefits paid	(5,095)	(5,407)	(276)	(250)
Benefit obligation at end of period	153,470	159,763	7,749	8,436
Change in plan assets:
Fair value of plan assets at beginning of period	108,017	77,428	—	—
Actual return on plan assets	(5,260)	22,094	—	—
Employer contributions	1,999	13,902	—	—
Benefits paid	(5,095)	(5,407)	—	—
Fair value of plan assets at end of period	99,661	108,017	—	—
Funded status at end of period	$(53,809)	$(51,746)	$(7,749)	$(8,436)
Amounts recognized in the consolidated balance sheets as of June 30, 2013 and 2012 consist of:

	Pension Plans		Postretirement Plan
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Current liabilities (included in accrued employee related costs)	$(1,624)	$(1,124)	$(208)	$(241)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(52,185)	(50,622)	(7,541)	(8,195)
	$(53,809)	$(51,746)	$(7,749)	$(8,436)
Accumulated other comprehensive income (loss), before tax, as of June 30, 2013 and 2012 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Actuarial gain (loss)	$(28,847)	$(36,740)	$224	$(727)
Prior service credit (cost)	(66)	(91)	578	743
	$(28,913)	$(36,831)	$802	$16

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan for the years ended June 30, 2013 and 2012, the six months ended June 30, 2011 and the year ended December 31, 2010 are as follows:

	Pension Plans				Postretirement Plan
	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Service cost	$6,737	$6,558	$3,347	$6,074	$239	$214	$128	$199
Interest cost	6,866	6,895	3,340	6,351	305	359	202	342
Expected return on plan assets	(3,752)	(2,606)	(1,095)	(1,617)	—	—	—	—
Recognized actuarial loss (gain)	2,104	2,042	1,261	2,245	(4)	(21)	1	(75)
Amortization of unrecognized prior service cost (credit)	26	26	13	28	(165)	(176)	(66)	(132)
Net periodic benefit cost	$11,981	$12,915	$6,866	$13,081	$375	$376	$265	$334
Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended June 30, 2013 and 2012, the six months ended June 30, 2011 and the year ended December 31, 2010 are as follows:

	Pension Plans				Postretirement Plan
	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Actuarial gain (loss)	$5,789	$(8,216)	$2,519	$(6,770)	$955	$(556)	$1	$(1,172)
Recognized actuarial (gain) loss	2,104	2,042	1,261	2,245	(4)	(21)	1	(75)
Recognized prior service (credit) cost	26	26	13	28	(165)	(176)	(66)	(132)
Prior service credit due to plan amendment	—	—	—	—	—	331	—	—
Transfer of unrecognized actuarial loss from Cablevision as a result of the Cablevision Cash Balance Plans transfer	—	—	—	(3,712)	—	—	—	—
Transfer of unrecognized prior service cost from Cablevision as a result of the Cablevision Cash Balance Plans transfer	—	—	—	(155)	—	—	—	—
Total recognized in other comprehensive income (loss)	$7,919	$(6,148)	$3,793	$(8,364)	$786	$(422)	$(64)	$(1,379)
The estimated net loss and prior service cost for the Pension Plans expected to be amortized from accumulated other comprehensive income (loss) and recognized as components of net periodic benefit cost over the next fiscal year are $1,451 and $26, respectively. The estimated net gain and prior service credit for the Postretirement Plan expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit credit over the next fiscal year are $5 and $152, respectively.
Funded Status
The accumulated benefit obligation for the Pension Plans aggregated to $152,719 and $159,009 at June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012 each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2013 and 2012 are as follows:

	Pension Plans		Postretirement Plan
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Discount rate	4.80%	4.21%	4.50%	3.90%
Rate of compensation increase	2.98%	2.96%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	7.75%	8.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2020	2020
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2013 and 2012, the six months ended June 30, 2011 and the year ended December 31, 2010 are as follows:

	Pension Plans				Postretirement Plan
	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Discount rate	4.21%	5.68%	5.55%	6.24%	3.90%	5.35%	5.35%	5.90%
Expected long-term return on plan assets	4.00%	4.00%	4.26%	4.06%	n/a	n/a	n/a	n/a
Rate of compensation increase	2.96%	2.97%	3.00%	2.00%	n/a	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	n/a	8.25%	8.75%	9.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	n/a	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	n/a	2020	2020	2019	2014
The discount rate was determined (based on the expected duration of the benefit payments for the plans) from the Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2013 and 2012 to select a rate at which the Company believed the plans' benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The Company's expected long-term return on plan assets is based on a periodic review and modeling of the plans' asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) on Total of Service and Interest Cost Components for the				Increase (Decrease) on Benefit Obligation at
	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	June 30, 2013	June 30, 2012
One percentage point increase	$75	$76	$44	$70	$898	$994
One percentage point decrease	(60)	(64)	(38)	(60)	(807)	(914)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Plan Assets and Investment Policy
The weighted-average asset allocation of the pension plan assets at June 30, 2013 and 2012 was as follows:

Asset Classes (a):	June 30, 2013	June 30, 2012
Fixed income securities	75%	79%
Cash equivalents	25%	21%
	100%	100%
_____________________

(a)	The Company's target allocation for pension plan assets is 80% fixed income securities and 20% cash equivalents as of June 30, 2013.
Investment allocation decisions are formally made by the Company's Investment and Benefits Committee, which takes into account investment advice provided by the Company's external investment consultant. The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company's Investment and Benefits Committee. The investment consultant also takes into account the plans' liabilities when making investment allocation recommendations. Those decisions are driven by asset/liability studies conducted by the external investment consultant who combines actuarial considerations and strategic investment advice. The major categories of the pension plan assets are cash equivalents and long duration bonds which are marked-to-market on a daily basis. Due to the fact that the pension plan assets are significantly made up of long duration bonds, the pension plan assets are subjected to interest-rate risk; specifically, a rising interest rate environment. However, these assets are structured in an asset/liability framework. Consequently, an increase in interest rates would cause a corresponding decrease to the overall liability of the plans, thus creating a hedge against rising interest rates. Additional risks involving the asset/liability framework include earning insufficient returns to cover future liabilities and imperfect hedging of the liability. In addition, a portion of the long duration bond portfolio is invested in non-government securities which are subject to credit risk of the bond issuer defaulting on interest and/or principal payments.
Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2013 and 2012 by asset class are as follows:

Fair Value of Investments at June 30, 2013	Level I	Level II	Level III	Total
Fixed income securities:
U.S. Treasury Securities	$24,410	$—	$—	$24,410
U.S. corporate bonds	—	39,471	—	39,471
Foreign issued corporate bonds	—	10,406	—	10,406
Municipal bonds	—	202	—	202
Money market	25,173	—	—	25,173
Total investments measured at fair value	$49,583	$50,079	$—	$99,662
Fair Value of Investments at June 30, 2012
Fixed income securities:
Long-term bond funds	$85,213	$—	$—	$85,213
Money market	22,804	—	—	22,804
Total investments measured at fair value	$108,017	$—	$—	$108,017
Contributions for Qualified Defined Benefit Pension Plans
The Company contributed $35 to the Union Plans during the year ended June 30, 2013. The Company expects to contribute $4,400 and $1,320 to the MSG Cash Balance Pension Plan and Union Plans, respectively, in fiscal year 2014.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments, as well as the expected Medicare Prescription Drug Subsidy, for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan	Subsidy
Fiscal year ending June 30, 2014	$6,580	$213	$—
Fiscal year ending June 30, 2015	7,480	274	—
Fiscal year ending June 30, 2016	7,620	330	—
Fiscal year ending June 30, 2017	8,220	392	—
Fiscal year ending June 30, 2018	9,010	455	—
Fiscal years ending June 30, 2019 – 2023	59,360	3,179	—
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

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
MSG Savings Plans	$3,529	$3,112	$1,457	$—
Cablevision Savings Plans	—	—	258	2,794
Total	$3,529	$3,112	$1,715	$2,794
Multiemployer Plans
The Company contributes to a number of multiemployer defined benefit pension plans, multiemployer defined contribution pension plans, and multiemployer health and welfare plans that provide benefits to retired union-represented employees under the terms of collective bargaining agreements.
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

•
If the Company chooses to stop participating in some of these multiemployer defined benefit pension plans, the Company may be required to pay those plans an amount based on the Company's proportion of the underfunded status of the plan, referred to as a withdrawal liability. However, cessation of participation in a multiemployer defined benefit pension plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table outlines the Company's participation in multiemployer defined benefit pension plans for the years ended June 30, 2013 and 2012, six months ended June 30, 2011, and the year ended December 31, 2010, and summarizes the contributions that the Company has made during each period. The "EIN" and "Pension Plan Number" columns provide the Employer Identification Number and the three digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2013 and 2012 relates to the plan's two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates whether a funding improvement plan ("FIP") for yellow/orange zone plans or a rehabilitation plan ("RP") for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan's actuary. The last column lists the expiration date(s) or a range of expiration dates of the collective bargaining agreement(s) to which the plans are subject. The Company's prior change of year-end to June 30 may affect the comparability of contributions made by the Company for each period presented. There are no other significant changes that affect such comparability.

			PPA Zone Status		FIP/RP Status Pending / Implemented	MSG Contributions
Plan Name	EIN	Pension Plan Number	As of June 30, 2013	As of June 30, 2012		Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Surcharge Imposed	Expiration Date of CBA
National Basketball Association Players' Pension Plan	13-5582586	003	Yellow as of 2/1/2012	Yellow as of 2/1/2011	Implemented	$1,609	$1,514	$—	$1,422	No	6/2021 (with certain termination rights becoming effective during 6/2017)
Pension Fund of Local No. 1 of I.A.T.S.E.	13-6414973	001	Green as of 12/31/2011	Green as of 12/31/2010	No	1,789	2,120	912	1,820	No	9/30/2012 - 8/22/2015
The Pension, Hospitalization and Benefit Plan of the Electrical Industry – Pension Trust Fund	13-6123601	001	Green as of 9/30/2012	Green as of 9/30/2011	No	1,750	1,889	906	2,049	No	6/30/2015
NBA Pension Plan for Coaches, Assistant Coaches and Trainers	13-5582586	004	Yellow as of 5/31/12	Yellow as of 5/31/2011	Implemented	350	788	—	861	No	n/a
All Other Multiemployer Defined Benefit Pension Plans						2,686	2,821	1,196	2,657
						$8,184	$9,132	$3,014	$8,809

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company was listed in its plans' Form 5500's as providing more than 5 percent of the total contributions for the following plans and plan years:

Fund Name	Year Contributions to Plan Exceeded 5 Percent of Total Contributions (As of Plan's Year-End)
Pension Fund of Local No. 1 of I.A.T.S.E	December 31, 2011, 2010, and 2009
Pension Fund of Wardrobe Attendants Union Local 764	December 31, 2011, 2010, and 2009
32BJ/Broadway League Pension Fund	December 31, 2011, 2010, and 2009
NBA Pension Plan for Coaches, Assistant Coaches and Trainers	May 31, 2011, 2010, and 2009
Pension Fund of Moving Picture Machine Operators Union of Greater New York, Local 306	December 31, 2011
Multiemployer Defined Contribution Pension Plans and Multiemployer Plans That Provide Health and Welfare Benefits
The Company contributed $4,895 and $5,788 for the years ended June 30, 2013 and 2012, respectively, $2,538 for the six months ended June 30, 2011, and $4,889 for the year ended December 31, 2010 to multiemployer defined contribution pension plans. In addition, the Company contributed $9,464 and $9,973 for the years ended June 30, 2013 and 2012, respectively, $4,570 for the six months ended June 30, 2011, and $11,697 for the year ended December 31, 2010 to multiemployer plans that provide health and welfare benefits to retired employees.
Note 17. Share-based Compensation
In connection with the Distribution, the Company adopted The Madison Square Garden Company 2010 Employee Stock Plan (the "Employee Stock Plan") and The Madison Square Garden Company 2010 Stock Plan for Non-Employee Directors (the "Non-Employee Director Plan").
Under the Employee Stock Plan, the Company is authorized to grant incentive stock options and non-qualified stock options ("options" or "stock options"), restricted shares, RSUs, stock appreciation rights ("rights" or "SARs") and other equity-based awards. The Company may grant awards for up to 7,000 shares of the Company's Class A Common Stock (subject to certain adjustments). Options and rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of the Company's Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors ("Compensation Committee") and may include performance targets. RSUs that were awarded under the Employee Stock Plan are subject to three-year cliff vesting, and certain RSUs are also subject to certain performance conditions. RSUs that were awarded by the Company to its employees will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
Under the Non-Employee Director Plan, the Company is authorized to grant non-qualified stock options, RSUs and other equity-based awards. The Company may grant awards for up to 300 shares of the Company's Class A Common Stock (subject to certain adjustments). Non-qualified stock options under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company's Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, non-qualified stock options granted under this plan will be fully vested and exercisable, and RSUs granted under this plan will be fully vested, upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In connection with the Distribution, each Cablevision stock option and right outstanding at the Distribution date became two options/rights. Cablevision options were converted into options to acquire Cablevision NY Group Class A Common Stock and options to acquire the Company's Class A Common Stock. Cablevision rights were converted into rights with respect to the cash value of Cablevision NY Group Class A Common Stock and rights with respect to the cash value of the Company's Class A Common Stock. The number of shares of the Company's Class A Common Stock that became subject to each option/right was based on a one:four distribution ratio (i.e., one share of the Company's Class A Common Stock for every four shares of Cablevision NY Group Class A Common Stock). As a result, the Company issued to holders of Cablevision options and rights (including its employees and Cablevision employees and/or non-employee directors) 2,471 non-qualified options for the Company's Class A Common Stock and 155 Company SARs. The existing exercise price was allocated between the existing Cablevision options/rights and the Company options/rights based upon the ten-day weighted-average prices of the Cablevision NY Group Class A Common Stock and the Company's Class A Common Stock, taking into account the one:four distribution ratio. As a result of this adjustment, 82.63% of the pre-Distribution exercise price of options and rights was allocated to the Cablevision options and rights and 17.37% was allocated to the Company's options and rights. The options and the rights with respect to the Company's Class A Common Stock were issued under the Company's Employee Stock Plan or the Non-Employee Director Plan, as applicable. As of June 30, 2013 all SARs were either exercised or forfeited.
Further, in connection with the Distribution, one share of the Company's Class A Common Stock was issued in respect of every four shares of Cablevision restricted stock, and such shares were restricted on the same basis as the underlying Cablevision restricted shares. These shares were not issued under any of the Company's equity plans as they were issued as a dividend in respect of Cablevision NY Group Class A Common Stock in connection with the Distribution. As a result of the Distribution, the Company issued to holders of Cablevision equity awards (including its employees and Cablevision employees and/or non-employee directors) 2,238 shares of the Company's Class A Common Stock (restricted on the same basis as the underlying Cablevision shares) and 45 unrestricted shares of the Company's Class A Common Stock. As of June 30, 2013 all shares of the Company's Class A Common Stock (restricted on the same basis as the underlying Cablevision shares) were either vested or forfeited.
In addition, in connection with the Distribution, non-employee directors of Cablevision (some of whom are directors of the Company) received one share of the Company's Class A Common Stock under the Non-Employee Director Plan for every four RSUs held under the applicable Cablevision equity plan. Such shares were not subject to any restrictions.
On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc. (the "AMC Networks Distribution"). As a result, certain Company employees and directors who continued to hold Cablevision equity awards at the time of the AMC Networks Distribution received options, rights and/or restricted shares of AMC Networks Inc. ("AMC Networks").
Share-based Compensation Expense
Share-based compensation expense was recognized in the consolidated statements of operations as part of selling, general and administrative expenses. The following table presents the share-based compensation expense reduced for estimated forfeitures recorded during the years ended June 30, 2013 and 2012, the six months ended June 30, 2011 and the year ended December 31, 2010.

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Company restricted stock units	$14,661	$14,487	$3,801	$4,870
Company stock appreciation rights	16	28	9	64
Company restricted shares	635	1,395	1,042	1,555
Cablevision stock appreciation rights	16	(242)	45	307
Cablevision restricted shares	—	1,791	1,027	4,537
AMC Networks stock appreciation rights	12	103	—	—
AMC Networks restricted shares	—	643	—	—
Total share-based compensation	$15,340	$18,205	$5,924	$11,333
As of June 30, 2013, there was $20,991 of unrecognized compensation cost related to unvested RSUs held by Company employees. The cost is expected to be recognized over a weighted-average period of 1.7 years for unvested RSUs. There were

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

no costs related to share-based compensation that were capitalized. Tax benefits realized from tax deductions associated with share-based compensation expense for the years ended June 30, 2013 and 2012, the six months ended June 30, 2011 and the year ended December 31, 2010 totaled $14,971, $11,256, $7,333 and $6,420, respectively.
Share-based Payment Award Activity
The following table summarizes activity relating to holders (including Company, Cablevision and AMC Networks employees and directors) of the Company's stock options for the year ended June 30, 2013:

	Number of		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Non-Performance Vesting Options	Performance Vesting Options (a)
Balance as of June 30, 2012	1,371	103	$9.55	2.82	$41,113
Exercised (b)	(1,039)	(68)	$8.53
Balance as of June 30, 2013	332	35	$12.63	2.70	$17,117
Exercisable as of June 30, 2013	307	35	$11.89	2.49	$16,203
_____________________

(a)	The Cablevision performance objective with respect to these awards has been achieved.

(b)
Stock options exercised include 340 Company stock options that were exercised pursuant to a cashless exercise, of which approximately 189 Company stock options were surrendered to the Company in order to meet tax withholding requirements and for the exercise price of the stock options. The Company remitted to Cablevision $5,637, which represents the aggregate value on the exercise date of the stock options that were surrendered to the Company to meet tax withholding requirements. This amount is reflected as a financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2013 and has been classified as additional paid-in capital.

The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock for all options outstanding (and all exercisable) which were all in-the-money at June 30, 2013 and 2012, as applicable. For the years ended June 30, 2013 and 2012, the six months ended June 30, 2011 and the year ended December 31, 2010, the aggregate intrinsic value of the Company's stock options exercised was $39,730, $7,196, $1,850 and $7,207, respectively, determined as of the date of option exercise.
The following table summarizes activity relating to the Company's Class A Common Stock restricted shares issued under the Employee Stock Plan for the year ended June 30, 2013:

	Restricted Shares	Weighted-Average Fair Value Per Share at Date of Grant
Unvested award balance as of June 30, 2012	119	$21.90
Vested	(119)	$21.90
Unvested award balance as of June 30, 2013	—	$—
The fair value of the shares vested during the year ended June 30, 2013 was $6,826.
During the year ended June 30, 2012, the six months ended June 30, 2011 and the year ended December 31, 2010, 1,067, 557 and 453 shares of the Company's Class A Common Stock restricted on the same basis as the underlying Cablevision restricted shares, respectively, vested. The fair value of the shares vested during the year ended June 30, 2012, the six months ended June 30, 2011 and the year ended December 31, 2010 was $34,668, $16,554 and $9,289, respectively. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 363, 221 and 182 of these shares, with an aggregate value of $11,768, $6,556 and $3,723, respectively, were surrendered to the Company and reflected as financing activity within the consolidated statements of cash flows during the year ended June 30, 2012, the six months ended June 30, 2011 and the year ended December 31, 2010. These acquired shares have been classified as treasury stock.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes activity relating to the Company's RSUs for the year ended June 30, 2013:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Non-Performance Vesting RSUs	Performance Vesting RSUs
Unvested award balance as of June 30, 2012	1,171	674	$24.11
Granted	340	120	$42.21
Vested	(332)	(301)	$22.87
Forfeited	(226)	—	$26.96
Unvested award balance as of June 30, 2013	953	493	$29.97
The fair value of RSUs vested during the year ended June 30, 2013 was $35,913. Upon vesting, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company's treasury shares. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 270 of these RSUs, with an aggregate value of $15,511 were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2013.
The fair value of RSUs vested during the year ended June 30, 2012, the six months ended June 30, 2011 and the year ended December 31, 2010 was $1,772, $596 and $1,174 respectively. The weighted-average fair value per share at date of grant of RSUs granted during the year ended June 30, 2012, the six months ended June 30, 2011 and the year ended December 31, 2010 was $24.12, $27.48 and $21.29, respectively.
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
The Company has entered into various agreements with Cablevision in connection with, and subsequent to, the Distribution. These agreements include arrangements with respect to a number of ongoing commercial relationships including affiliation agreements for carriage of MSG Networks and Fuse. As a result of the AMC Networks Distribution, certain of those arrangements between Cablevision and the Company, as well as arrangements entered into subsequent to the AMC Networks Distribution, are with AMC Networks.
The following table summarizes the composition and amounts of the significant transactions with Cablevision and AMC Networks that are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the years ended June 30, 2013 and 2012, the six months ended June 30, 2011 and the year ended December 31, 2010:

	Years Ended June 30,		Six Months Ended June 30, 2011	Year Ended December 31, 2010 (a)
	2013	2012
Revenues	$169,706	$169,532	$81,825	$159,907
Operating expenses:
Origination, master control and post production services	$(9,201)	$(9,819)	$(4,925)	$(9,006)
Advertising expense	(11,677)	(7,452)	(1,367)	(4,060)
Corporate general and administrative	(2,122)	(2,989)	(2,016)	(8,369)
Telephone and other fiber optic transmission services	(1,743)	(1,650)	(716)	(627)
Risk management and general insurance	—	—	—	(713)
Other expenses	(1,827)	(2,205)	(1,018)	(1,567)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

_____________________
(a) Effective January 1, 2010 through the Distribution date, the Company received allocations from Cablevision generally consistent with the transition services agreement, with certain adjustments. Although management believes that these charges have been made on a reasonable basis, it is not practicable to determine whether the allocated amounts represent amounts that might have been incurred on a stand-alone basis, including as a separate independent publicly traded company, as there are no company-specific or comparable industry benchmarks with which to make such estimates. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology, staffing and infrastructure.
Revenues
Revenues from related parties primarily consist of revenues recognized from the distribution of programming services to subsidiaries of Cablevision and include sponsorship revenue as well as advertising and promotional benefits received by the Company which is recognized as the benefits are realized.
Origination, Master Control and Post Production Services
AMC Networks and, for periods prior to the AMC Networks Distribution, Cablevision provide certain origination, master control and post production services to the Company.
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily Cablevision, most of which are related to the utilization of advertising and promotional benefits by the Company, with an equal amount being recognized as revenue when the benefits are realized.
Corporate General and Administrative
Amounts charged to the Company by its related parties for corporate general and administrative expenses are primarily pursuant to transition/administrative services agreements with Cablevision. From January 1, 2010 through the Distribution date, the Company received allocations from Cablevision generally consistent with the transition services agreement, with certain adjustments.
Telephone and other fiber optic transmission services
Amounts charged to the Company by Cablevision for telephone and other fiber optic transmission services.
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
Other Expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman and a director of the Company, by the Company for office space equal to the allocated cost of such space.
Related party advances
On March 23, 2010, a related party repaid to the Company the entire principal balance of a $190,000 non-amortizing promissory note due June 30, 2010 along with $914 of interest that accrued at the rate of 3.25% per annum, and without prepayment penalty.
Other
See Note 10 for information on the Company's capital lease obligations due to a related party.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

See Note 16 for discussion of the participation of Company employees in Cablevision sponsored retirement benefit plans.
See Note 17 for information on share-based payment awards initially granted under Cablevision equity award programs.
Note 19. Income Taxes
Income tax expense is comprised of the following components:

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Current expense:
Federal	$71,969	$22,930	$22,666	$28,127
State and other	28,498	28,386	11,474	15,739
	100,467	51,316	34,140	43,866
Deferred expense (benefit):
Federal	531	36,977	(8,626)	12,589
State and other	4,992	(15,183)	(4,907)	(4,866)
	5,523	21,794	(13,533)	7,723
Tax expense relating to uncertain tax positions	492	192	—	22
Income tax expense	$106,482	$73,302	$20,607	$51,611
The income tax expense differs from the amount derived by applying the statutory federal rate to pre-tax income principally due to the effect of the following items:

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Federal tax expense at statutory federal rate	$87,102	$62,945	$16,877	$47,247
State income taxes, net of federal benefit	20,485	16,015	5,175	11,258
Change in the estimated applicable corporate tax rate used to determine deferred taxes	1,304	(6,073)	(537)	(3,862)
Nondeductible disability insurance premiums expense and (nontaxable) disability insurance recoveries, net	1,165	2,173	1,403	(1,403)
Domestic production activities tax deduction	(6,773)	(1,695)	(2,002)	(2,148)
Tax expense relating to uncertain tax positions	492	192	—	22
State tax credits	(91)	(139)	(81)	(309)
Nondeductible expenses and other	2,798	(116)	(228)	806
Income tax expense	$106,482	$73,302	$20,607	$51,611
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012
Deferred tax asset (liability)
Investment in MSG L.P.	$(552,873)	$(542,611)
Compensation and benefit plans	9,120	10,229
Net noncurrent deferred tax liability	$(543,753)	$(532,382)
The current federal tax liability of $32,944 and $25,582 as of June 30, 2013 and June 30, 2012, respectively, is reflected in other accrued liabilities in the accompanying consolidated balance sheets.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred tax assets as of June 30, 2013 have resulted from the Company's future deductible temporary differences. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize the benefit for its gross deferred tax assets.
The Company has unrecognized tax benefits of $706 and $214 for uncertain tax positions as of June 30, 2013 and 2012, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of June 30, 2012	$214
Additions for tax positions related to prior years	492
Balance as of June 30, 2013	$706
During the year ended June 30, 2013, the Company recorded $492 in tax expense on uncertain tax positions including interest and penalties. The expense related to uncertain tax positions taken in prior years and was primarily comprised of state taxes associated with a filing position that is currently being challenged by the taxing authority on appeal. The Company recognizes accrued interest and penalties on unrecognized tax benefits as a component of income tax expense. If favorably realized, the entire $706 of unrecognized tax benefits at June 30, 2013 would decrease the Company's effective tax rate from 42.8% to 42.5%.

The federal and state statute of limitations are currently open on the Company's 2010, 2011 and 2012 tax returns.
During the fourth quarter of fiscal year 2012, the Internal Revenue Service commenced an examination of the Company's federal income tax returns as filed for the period from February 10, 2010 through December 31, 2010. The final agent report is currently under review. The Company does not expect the examination, when finalized, to result in material changes.
For all periods prior to the Distribution, deferred tax assets and liabilities have been measured using the estimated applicable corporate tax rates historically used by Cablevision. Due to the Company's significant presence in the City of New York, the estimated applicable corporate tax rate used to measure deferred taxes is higher for the Company as a stand-alone entity. As such, as of the Distribution date, an increase in the deferred tax liability of $31,353 to reflect use of the higher stand-alone estimated applicable corporate tax rate was recorded as an adjustment to paid-in capital. In addition, as of the Distribution date, the deferred tax asset for share-based awards was reduced by $4,092 through an adjustment to paid-in capital to eliminate the portion of the deferred tax asset relating to the share-based compensation expense attributable to Cablevision employees that was allocated to the Company prior to the Distribution. For all periods prior to the Distribution, allocable current income tax liabilities calculated on a stand-alone basis that the Company did not pay directly have been reflected as deemed capital contributions to the Company from Cablevision. Such contributions amounted to $6,780 for the year ended December 31, 2010.
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
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA, and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston.
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit and (iii) restructuring charges or credits, which is referred to as adjusted operating cash flow ("AOCF"), a non-GAAP measure. The Company believes AOCF is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. AOCF and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company's performance. The Company uses revenues and AOCF measures as the most important indicators of its business performance, and evaluates management's

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

effectiveness with specific reference to these indicators. AOCF should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. The Company has presented the components that reconcile AOCF to operating income (loss), an accepted GAAP measure. Information as to the operations of the Company's reportable segments is set forth below.

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Revenues
MSG Media	$677,733	$614,168	$287,114	$551,526
MSG Entertainment	252,195	263,976	78,770	303,952
MSG Sports	470,290	464,726	233,120	372,174
All other	458	165	—	—
Inter-segment eliminations (a)	(59,858)	(59,019)	(34,717)	(70,516)
	$1,340,818	$1,284,016	$564,287	$1,157,136
_________________

(a)
Primarily represents local media rights recognized by the Company's MSG Sports segment from the licensing of team-related programming to the Company's MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Inter-segment revenues
MSG Entertainment	$81	$93	$48	$468
MSG Sports	59,777	58,926	34,669	70,048
	$59,858	$59,019	$34,717	$70,516
Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
AOCF
MSG Media	$349,506	$258,599	$120,805	$231,267
MSG Entertainment	(10,205)	5,295	(18,697)	(25,532)
MSG Sports	27,014	28,717	2,246	11,709
All other (a)	(10,754)	(9,376)	(8,628)	(14,680)
	$355,561	$283,235	$95,726	$202,764

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Depreciation and amortization (including impairments)
MSG Media	$16,358	$24,616	$11,090	$18,463
MSG Entertainment	9,522	9,653	4,568	9,478
MSG Sports	10,451	11,003	5,490	10,809
All other (b)	52,801	42,231	23,778	18,157
	$89,132	$87,503	$44,926	$56,907

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Share-based compensation expense
MSG Media	$4,579	$5,637	$1,991	$3,432
MSG Entertainment	5,005	4,944	1,274	3,562
MSG Sports	3,089	4,645	1,650	2,684
All other	2,667	2,979	1,009	1,655
	$15,340	$18,205	$5,924	$11,333

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Operating income (loss)
MSG Media	$328,569	$228,346	$107,724	$209,372
MSG Entertainment	(24,732)	(9,302)	(24,539)	(38,572)
MSG Sports	13,474	13,069	(4,894)	(1,784)
All other	(66,222)	(54,586)	(33,415)	(34,492)
	$251,089	$177,527	$44,876	$134,524
A reconciliation of reportable segment operating income to the Company's consolidated income from operations before income taxes is as follows:

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Total operating income for reportable segments	$317,311	$232,113	$78,291	$169,016
Other operating loss	(66,222)	(54,586)	(33,415)	(34,492)
Operating income	251,089	177,527	44,876	134,524
Items excluded from operating income:
Interest income	2,195	2,318	1,212	3,308
Interest expense	(7,917)	(7,070)	(3,428)	(6,765)
Miscellaneous income (c)	3,497	7,072	5,561	3,924
Income from operations before income taxes	$248,864	$179,847	$48,221	$134,991

	Year Ended June 30, 2013	Year Ended June 30, 2012	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Capital expenditures
MSG Media	$11,664	$9,385	$4,055	$21,136
MSG Entertainment	14,798	3,821	2,259	6,438
MSG Sports	3,242	1,872	268	899
All other (d)	199,793	386,346	89,324	104,432
	$229,497	$401,424	$95,906	$132,905
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(b)
Principally includes depreciation and amortization expense on The Garden and The Theater at Madison Square Garden and certain corporate property, equipment and leasehold improvement assets not allocated to the Company's reportable segments.

(c)
Miscellaneous income for the year ended June 30, 2013 consists principally of a gain from the sale of all of the Company's holdings of Live Nation common stock. Miscellaneous income for the year ended June 30, 2012 consists principally of the recovery of certain claims in connection with a third party bankruptcy proceeding. Miscellaneous income for the six months ended June 30, 2011 consists of dividends received from Front Line, as well as a gain recorded as a result of the Company's exchange of its interest in Front Line for Live Nation common stock. Miscellaneous income for the year ended December 31, 2010 includes dividends received from Front Line. Miscellaneous income for the year ended December 31, 2010, also reflects a gain from insurance proceeds of $1,147, which relates to certain fully amortized theater show assets that were destroyed in a flood at a storage facility.

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
The following individual non-affiliated customers accounted for the following percentages of the Company's consolidated accounts receivable balances:

	June 30, 2013	June 30, 2012
Customer A	15%	16%
Customer B	14%	16%
Customer C	12%	13%
The Company did not have a single non-affiliated customer that represented 10% or more of its consolidated revenues for years ended June 30, 2013 and 2012, the six months ended June 30, 2011 or the year ended December 31, 2010. Revenues from Cablevision amounted to $169,354 for the year ended June 30, 2013, which represent 13% of the Company's consolidated revenues. Revenues from Cablevision amounted to $169,481 for the year ended June 30, 2012, $81,825 for the six months ended June 30, 2011 and $159,907 for the year ended December 31, 2010, respectively, which represent 13%, 15% and 14%, respectively, of the Company's consolidated revenues (See Note 18).
The accompanying consolidated balance sheets as of June 30, 2013 and 2012 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

Reported in	June 30, 2013	June 30, 2012
Prepaid expenses	$4,000	$2,000
Other current assets	2,000	2,000
Other assets	42,000	43,000
	$48,000	$47,000
As of June 30, 2013, approximately 5,700 employees, which represents a substantial portion of the Company's workforce, are subject to collective bargaining agreements. Approximately 43% are subject to collective bargaining agreements that expired as of June 30, 2013 and approximately 11% are subject to collective bargaining agreements that will expire as of June 30, 2014 if they are not extended prior thereto.

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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 23. Interim Financial Information (Unaudited)
The following is a summary of the Company's selected quarterly financial data for the years ended June 30, 2013 and 2012, the six months ended June 30, 2011 and the year ended December 31, 2010:

	Three Months Ended				Year Ended June 30, 2013
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Revenues	204,166	387,886	412,406	336,360	$1,340,818
Operating expenses	$(163,976)	$(306,863)	$(348,620)	$(270,270)	(1,089,729)
Operating income	$40,190	$81,023	$63,786	$66,090	$251,089
Net income	$20,605	$46,911	$38,449	$36,417	$142,382
Basic earnings per common share	$0.27	$0.62	$0.50	$0.47	$1.87
Diluted earnings per common share	$0.26	$0.60	$0.49	$0.47	$1.83

	Three Months Ended				Year Ended June 30, 2012
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Revenues	$177,639	$373,007	$400,451	$332,919	$1,284,016
Operating expenses	(151,276)	(325,051)	(347,128)	(283,034)	(1,106,489)
Operating income	$26,363	$47,956	$53,323	$49,885	$177,527
Net income	$21,288	$25,619	$31,075	$28,563	$106,545
Basic earnings per common share	$0.29	$0.34	$0.41	$0.38	$1.42
Diluted earnings per common share	$0.28	$0.33	$0.40	$0.37	$1.38

	Three Months Ended		Six Months Ended June 30, 2011
	March 31, 2011	June 30, 2011
Revenues	$330,413	$233,874	$564,287
Operating expenses	(300,014)	(219,397)	(519,411)
Operating income	$30,399	$14,477	$44,876
Net income	$19,087	$8,527	$27,614
Basic earnings per common share	$0.26	$0.11	$0.37
Diluted earnings per common share	$0.25	$0.11	$0.36

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$306,501	$227,131	$190,830	$432,674	$1,157,136
Operating expenses	(276,370)	(201,436)	(164,572)	(380,234)	(1,022,612)
Operating income	$30,131	$25,695	$26,258	$52,440	$134,524
Net income	$17,381	$14,013	$19,264	$32,722	$83,380
Basic earnings per common share	$0.24	$0.19	$0.26	$0.44	$1.13
Diluted earnings per common share	$0.23	$0.18	$0.25	$0.42	$1.09