Form 10-Q
period 2013-09-30
Madison Square Garden Co
filed 2013-11-01
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 25, 2013:

Class A Common Stock par value $0.01 per share	—	63,272,745
Class B Common Stock par value $0.01 per share	—	13,588,555

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$119,131	$277,913
Restricted cash	8,414	8,413
Accounts receivable, net	130,360	145,728
Net related party receivables	29,122	18,565
Prepaid expenses	58,385	41,215
Other current assets	24,904	20,339
Total current assets	370,316	512,173
Investments in nonconsolidated affiliates	147,793	—
Property and equipment, net	1,230,728	1,135,180
Amortizable intangible assets, net	88,105	90,705
Indefinite-lived intangible assets	158,636	158,636
Goodwill	742,492	742,492
Other assets	96,926	93,028
	$2,834,996	$2,732,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$20,755	$16,006
Net related party payables	308	283
Accrued liabilities:
Employee related costs	47,549	70,663
Other accrued liabilities	178,982	221,405
Deferred revenue	371,088	237,537
Total current liabilities	618,682	545,894
Defined benefit and other postretirement obligations	56,696	59,726
Other employee related costs	38,647	45,370
Other liabilities	58,456	58,536
Deferred tax liability	555,506	543,753
Total liabilities	1,327,987	1,253,279
Commitments and contingencies (Note 9)
Stockholders' Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 63,272 and 63,268 shares outstanding as of September 30, 2013 and June 30, 2013, respectively	639	639
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of September 30, 2013 and June 30, 2013	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,074,781	1,070,764
Treasury stock, at cost, 596 shares as of September 30, 2013 and June 30, 2013	(14,179)	(14,179)
Retained earnings	461,662	437,794
Accumulated other comprehensive loss	(16,030)	(16,219)
Total stockholders' equity	1,507,009	1,478,935
	$2,834,996	$2,732,214
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2013	2012
Revenues (including related party revenues of $45,838 and $42,664, respectively)	$215,585	$204,166
Operating expenses:
Direct operating (including related party expenses of $2,810 and $2,979, respectively)	80,084	72,741
Selling, general and administrative (including related party expenses of $3,428 and $2,849, respectively)	72,831	71,535
Depreciation and amortization	22,807	19,700
	175,722	163,976
Operating income	39,863	40,190
Other income (expense):
Interest income	505	581
Interest expense	(1,793)	(1,711)
Miscellaneous	6	36
	(1,282)	(1,094)
Income from operations before income taxes	38,581	39,096
Income tax expense	(14,713)	(18,491)
Net income	$23,868	$20,605
Basic earnings per common share	$0.31	$0.27
Diluted earnings per common share	$0.31	$0.26
Weighted-average number of common shares outstanding:
Basic	77,014	75,627
Diluted	78,101	77,767
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2013		2012
Net income		$23,868		$20,605
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amortization of net actuarial loss included in net periodic benefit cost	$362		$547
Amortization of net prior service credit included in net periodic benefit cost	(32)	$330	(35)	$512
Unrealized holding loss arising during period on available-for-sale securities		—		(2,230)
Other comprehensive income (loss), before income taxes		330		(1,718)
Income tax benefit (expense) related to items of other comprehensive income (loss)		(141)		730
Other comprehensive income (loss)		189		(988)
Comprehensive income		$24,057		$19,617

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$23,868	$20,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,807	19,700
Amortization of deferred financing costs	545	545
Share-based compensation expense related to equity classified awards	2,830	3,387
Excess tax benefit on share-based awards	(1,147)	(38)
Provision for doubtful accounts	(139)	107
Change in assets and liabilities:
Accounts receivable, net	15,520	(5,787)
Net related party receivables	(10,557)	107
Prepaid expenses and other assets	(26,179)	(40,019)
Accounts payable	(7,590)	(17,907)
Net related party payables	30	1,288
Accrued and other liabilities	(86,278)	(34,616)
Deferred revenue	133,551	112,616
Deferred income taxes	12,734	8,990
Net cash provided by operating activities	79,995	68,978
Cash flows from investing activities:
Capital expenditures	(92,640)	(70,348)
Investments made in nonconsolidated affiliates	(147,244)	—
Net cash used in investing activities	(239,884)	(70,348)
Cash flows from financing activities:
Principal payments on capital lease obligations	(62)	(72)
Proceeds from stock option exercises	22	270
Taxes paid in lieu of shares issued for equity-based compensation	—	(88)
Excess tax benefit on share-based awards	1,147	38
Net cash provided by financing activities	1,107	148
Net decrease in cash and cash equivalents	(158,782)	(1,222)
Cash and cash equivalents at beginning of period	277,913	206,500
Cash and cash equivalents at end of period	$119,131	$205,278

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$76,075	$47,740

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2013	$775	$1,070,764	$(14,179)	$437,794	$(16,219)	$1,478,935
Net income	—	—	—	23,868	—	23,868
Other comprehensive income	—	—	—	—	189	189
Comprehensive income						24,057
Exercise of options	—	40	—	—	—	40
Share-based compensation expense	—	2,830	—	—	—	2,830
Excess tax benefit on share-based awards	—	1,147	—	—	—	1,147
Balance as of September 30, 2013	$775	$1,074,781	$(14,179)	$461,662	$(16,030)	$1,507,009

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2012	$764	$1,070,046	$(22,047)	$295,412	$(24,162)	$1,320,013
Net income	—	—	—	20,605	—	20,605
Other comprehensive loss	—	—	—	—	(988)	(988)
Comprehensive income						19,617
Exercise of options	—	270	—	—	—	270
Share-based compensation expense	—	3,387	—	—	—	3,387
Tax withholding associated with shares issued for equity-based compensation	—	(88)	—	—	—	(88)
Excess tax benefit on share-based awards, net	—	(520)	—	—	—	(520)
Balance as of September 30, 2012	$764	$1,073,095	$(22,047)	$316,017	$(25,150)	$1,342,679

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
The Company is a fully integrated sports, entertainment and media business. The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company's venues. MSG Media includes the Company's regional sports networks, MSG Network and MSG+, collectively the "MSG Networks," and "Fuse," a national television network dedicated to music. MSG Networks also include high-definition channels, MSG HD and MSG+ HD, and Fuse includes its high-definition channel, Fuse HD. MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular featuring the Radio City Rockettes (the "Rockettes"), that are performed in the Company's and other venues. MSG Sports owns and operates the following sports franchises: the New York Knicks (the "Knicks") of the National Basketball Association (the "NBA"), the New York Rangers (the "Rangers") of the National Hockey League (the "NHL"), the New York Liberty (the "Liberty") of the Women's National Basketball Association (the "WNBA"), and the Hartford Wolf Pack of the American Hockey League (the "AHL"), which is the primary player development team for the Rangers. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of Knicks, Rangers and Liberty games.
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
Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2013. The financial statements as of September 30, 2013 and for the three months ended September 30, 2013 and 2012 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company's fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company's fiscal year.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In addition, the Company closed The Garden and The Theater at Madison Square Garden during the off-seasons following the Knicks' and Rangers' playoffs in calendar years 2011, 2012 and 2013 due to the comprehensive transformation of The Garden into a state-of-the-art arena (the "Transformation").
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
Investments in Nonconsolidated Affiliates
The Company's investments in nonconsolidated affiliates are accounted for using the equity method of accounting and are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. The Company’s share of net earnings or losses of the investment is included in equity in earnings of nonconsolidated affiliates on the Company’s consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a lag basis. Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value.
Recently Adopted Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of transactions that are subject to disclosures required by FASB Accounting Standards Codification ("ASC") 210-20-50, Balance Sheet - Offsetting - Disclosure, concerning offsetting. In particular ASU No. 2013-01 addresses implementation issues about the scope of ASU No. 2011-11 and clarifies that the scope of the disclosure is limited to derivatives, repurchase agreements, and securities borrowing and securities lending transactions that are either offset in the financial statements or are subject to a master netting arrangement or similar arrangement. These standards were adopted by the Company in the first quarter of fiscal year 2014. The adoption of these standards did not have an impact on the Company's financial position, results of operations, or cash flows.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard was adopted by the Company in the first quarter of fiscal year 2014. The adoption of this standard impacted the Company's disclosures only and did not have any impact on the Company's financial position, results of operations, or cash flows.
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
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted EPS.

	Three Months Ended
	September 30,
	2013	2012
Weighted-average shares for basic EPS	77,014	75,627
Dilutive effect of shares issuable under share-based compensation plans	1,087	2,140
Weighted-average shares for diluted EPS	78,101	77,767
Anti-dilutive shares	—	70
Note 4. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2013 and 2012 include provisions of $1,428 and $595, respectively, for transactions relating to player trades.
Note 5. Investments in Nonconsolidated Affiliates
The Company’s equity method investments include the Company’s investments in Azoff MSG Entertainment LLC (“Azoff-MSG”) and Brooklyn Bowl Las Vegas, LLC (“BBLV”).
In September 2013, the Company acquired a 50% interest in Azoff-MSG for $125,000. The Azoff-MSG entity owns and operates certain existing businesses and will also pursue various business concepts in the entertainment industry, some of which are already in the development stage. The Company agreed to provide up to $50,000 of revolving credit loans to Azoff-MSG. As of September 30, 2013, the Company’s investment in Azoff-MSG was $126,475, inclusive of transaction costs related to the acquisition. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, companies are required to allocate such differences between tangible and intangible assets. For Azoff-MSG, the Company expects to complete such an analysis during fiscal year 2014.
In August 2013, the Company acquired an interest in BBLV. BBLV is in the construction/development phase of a new venue in Las Vegas which will bring together live music, bowling and a bar/restaurant. As of September 30, 2013, the Company has invested $21,062 in BBLV and the Company is further committed to investing approximately $3,700 in BBLV. The Company will be entitled to receive back its capital, which is 81% of BBLV's total capital as of September 30, 2013, and a preferred return after which the Company will own a 20% interest in BBLV. The Company does not manage or otherwise control BBLV but has approval rights over certain decisions. As of September 30, 2013, the Company’s investment in BBLV was $21,318, inclusive of transaction costs related to the acquisition.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Goodwill and Intangible Assets
The carrying amount of goodwill, by reportable segment, as of September 30, 2013 and June 30, 2013 is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the quarter ended September 30, 2013, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
The Company's indefinite-lived intangible assets as of September 30, 2013 and June 30, 2013 are as follows:

Sports franchises (MSG Sports segment)	$96,215
Trademarks (MSG Entertainment segment)	62,421
$158,636
During the quarter ended September 30, 2013, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.
The Company's intangible assets subject to amortization as of September 30, 2013 and June 30, 2013 are as follows:

September 30, 2013	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(29,406)	$53,638
Season ticket holder relationships	73,124	(44,716)	28,408
Suite holder relationships	15,394	(11,891)	3,503
Other intangibles	4,217	(1,661)	2,556
	$175,779	$(87,674)	$88,105

June 30, 2013	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(28,540)	$54,504
Season ticket holder relationships	73,124	(43,401)	29,723
Suite holder relationships	15,394	(11,542)	3,852
Other intangibles	4,217	(1,591)	2,626
	$175,779	$(85,074)	$90,705

Amortization expense for intangible assets amounted to $2,600 and $3,309 for the three months ended September 30, 2013 and 2012, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 7. Property and Equipment
As of September 30, 2013 and June 30, 2013, property and equipment (including equipment under capital leases) consisted of the following assets:

	September 30, 2013	June 30, 2013
Land	$92,828	$92,828
Buildings	781,379	781,747
Equipment	314,227	310,946
Aircraft	43,388	43,388
Furniture and fixtures	36,841	36,824
Leasehold improvements	151,618	151,224
Construction in progress (a)	259,549	147,398
	1,679,830	1,564,355
Less accumulated depreciation and amortization	(449,102)	(429,175)
	$1,230,728	$1,135,180
______________________

(a)	Construction in progress primarily relates to the Transformation and the ongoing renovation of the Forum.
Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $20,207 and $16,391 for the three months ended September 30, 2013 and 2012, respectively.
The Company has recorded asset retirement obligations related to the Transformation and the Forum. The asset retirement obligations have been recorded in accordance with ASC 410, which requires companies to recognize an obligation along with an offsetting increase to the carrying value of the related property and equipment when an obligation or commitment exists to perform remediation efforts and its fair value is reasonably estimable. These obligations were necessitated by the Transformation and the acquisition and the ongoing renovation of the Forum.
The following is a summary of the change in the carrying amount of the asset retirement obligations during the three months ended September 30, 2013:

Balance as of June 30, 2013	$12,250
Accretion expense	3
Payments	(5,044)
Balance as of September 30, 2013	$7,209
As of September 30, 2013 and June 30, 2013, $6,990 and $12,034, respectively, of the total asset retirement obligations were recorded in other accrued liabilities, with the remaining balances recorded in other liabilities, in the accompanying consolidated balance sheets.
Note 8. Debt
Total debt of the Company consists of the following:

	September 30, 2013	June 30, 2013
Revolving Credit Facility	$—	$—
Related party capital lease obligations (a)	2,162	2,224
Total	$2,162	$2,224
__________________

(a)	Classified in other accrued liabilities and other liabilities in the accompanying consolidated balance sheets.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revolving Credit Facility
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders (the "Credit Agreement"), providing for a senior secured revolving credit facility of up to $375,000 with a term of five years (the "Revolving Credit Facility"). The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of September 30, 2013, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, to fund other initiatives and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of September 30, 2013, there was $7,356 in letters of credit issued and outstanding under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility as of September 30, 2013 was $367,644.
Note 9. Commitments and Contingencies
Commitments
As more fully described in Notes 11 and 12 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2013, the Company's commitments primarily consist of the MSG Media segment's obligations related to professional team rights, acquired under license agreements, to telecast certain live sporting events, the MSG Sports segment's obligations under employment agreements that the Company has with its professional sports teams' personnel that are generally guaranteed regardless of employee injury or termination, long-term noncancelable operating lease agreements primarily for entertainment venues and office and storage space, and minimum purchase requirements incurred in the normal course of the Company's operations. These arrangements result from the Company's normal course of business and represent obligations that may be payable over several years.
In September 2013, in connection with the Company's acquisition of a 50% interest in Azoff-MSG, the Company agreed to provide up to $50,000 of revolving credit loans to Azoff-MSG (See Note 5).
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

•
Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level III — Instruments whose significant value drivers are unobservable.
The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
September 30, 2013
Assets:
Money market accounts	$57,846	$—	$—	$57,846
Time deposits	55,308	—	—	55,308
Total assets measured at fair value	$113,154	$—	$—	$113,154
June 30, 2013
Assets:
Money market accounts	$231,788	$—	$—	$231,788
Time deposits	40,281	—	—	40,281
Total assets measured at fair value	$272,069	$—	$—	$272,069
Money market accounts and time deposits are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company's money market accounts and time deposits approximates fair value due to their short-term maturities.
Note 11. Accumulated Other Comprehensive Income (Loss)
The following table details the changes in each component of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan	Unrealized Loss on Available-for-sale Securities (a)	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2013	$(16,219)	$—	$(16,219)
Amounts reclassified from accumulated other comprehensive income, before income taxes (b)	330	—	330
Income tax expense	(141)	—	(141)
Other comprehensive income	189	—	189
Balance as of September 30, 2013	$(16,030)	$—	$(16,030)

Balance as of June 30, 2012	$(21,216)	$(2,946)	$(24,162)
Other comprehensive loss before reclassifications, before income taxes	—	(2,230)	(2,230)
Amounts reclassified from accumulated other comprehensive income, before income taxes (b)	512	—	512
Income tax benefit (expense)	(218)	948	730
Other comprehensive income (loss)	294	(1,282)	(988)
Balance as of September 30, 2012	$(20,922)	$(4,228)	$(25,150)
___________________

(a)
The Company held an investment in Live Nation Entertainment, Inc. common stock which it sold in March 2013. Prior to the sale this investment was classified as available-for-sale with the unrealized gains (losses), net of tax, included in the determination of other comprehensive income (loss) and reported in stockholders’ equity.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(b)
Represents amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations (See Note 12).

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
Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan for the three months ended September 30, 2013 and 2012 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$1,570	$1,681	$52	$60
Interest cost	1,878	1,722	89	84
Expected return on plan assets	(959)	(937)	—	—
Recognized actuarial loss (gain)	363	541	(1)	6
Amortization of unrecognized prior service cost (credit)	6	6	(38)	(41)
Net periodic benefit cost	$2,858	$3,013	$102	$109

In addition, the Company sponsors qualified and non-qualified savings plans (the "Savings Plans") in which certain eligible employees of the Company participate. Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $944 and $888 for the three months ended September 30, 2013 and 2012, respectively.
Note 13. Share-based Compensation
See Note 17 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2013 for more information regarding The Madison Square Garden Company 2010 Employee Stock Plan (the "Employee Stock Plan") and The Madison Square Garden Company 2010 Stock Plan for Non-Employee Directors, as well as the treatment after the Distribution of share-based payment awards initially granted under Cablevision equity award programs.
Share-based compensation expense reduced for estimated forfeitures, which is recognized as selling, general and administrative expense, was $2,830 and $3,419 for the three months ended September 30, 2013 and 2012, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes activity relating to the Company's RSUs for the three months ended September 30, 2013:

	Number of
	Non-Performance Vesting RSUs	Performance Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance, June 30, 2013	953	493	$29.97
Granted	218	91	$56.70
Forfeited	(32)	—	$30.13
Unvested award balance, September 30, 2013	1,139	584	$34.74
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
Revenues from related parties primarily consist of revenues recognized from the distribution of programming services to subsidiaries of Cablevision and include sponsorship revenue as well as advertising and promotional benefits received by the Company which is recognized as the benefits are realized. Revenues from related parties amounted to $45,838 and $42,664 for the three months ended September 30, 2013 and 2012, respectively.
AMC Networks provide certain origination, master control and post production services to the Company. Amounts charged to the Company by AMC Networks for origination, master control and post production services amounted to $2,202 and $2,344 for the three months ended September 30, 2013 and 2012, respectively.
The Company incurs advertising expenses for services rendered by its related parties, primarily Cablevision, most of which are related to the utilization of advertising and promotional benefits by the Company, with an equal amount being recognized as revenue when the benefits are realized. Amounts recorded by the Company for such advertising expenses amounted to $2,467 and $1,957 for the three months ended September 30, 2013 and 2012, respectively.
Amounts charged to the Company by its related parties for corporate general and administrative expenses pursuant to administrative and other service agreements with Cablevision amounted to $657 and $595 for the three months ended September 30, 2013 and 2012, respectively.
Amounts charged to the Company by Cablevision for telephone and other fiber optic transmission services amounted to $450 and $396 for the three months ended September 30, 2013 and 2012, respectively.
In addition, the Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties, net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman and a director of the Company, for

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

office space equal to the allocated cost of such space, amounted to $462 and $536 for the three months ended September 30, 2013 and 2012, respectively.
Other
See Note 8 for information on the Company's capital lease obligations due to a related party.
Note 15. Income Taxes
Income tax expense for the three months ended September 30, 2013 was $14,713. The effective tax rate of 38.1% differs from the statutory federal rate of 35% due principally to state income taxes and, to a lesser extent, the impact of non-deductible expenses. These increases are partially offset by the impact of the tax benefits of the domestic production activities deduction and the tax return to book provision adjustment in connection with the filing of the Company's federal income tax return.
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
The current federal tax liability of $8,333 and $32,944 as of September 30, 2013 and June 30, 2013, respectively, is reflected in other accrued liabilities in the accompanying consolidated balance sheets.
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
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit and (iii) restructuring charges or credits, which is referred to as adjusted operating cash flow ("AOCF"), a non-GAAP measure. The Company believes AOCF is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. AOCF and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company's performance. The Company uses revenues and AOCF measures as the most important indicators of its business performance, and evaluates management's effectiveness with specific reference to these indicators. AOCF should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. The Company has presented the components that reconcile AOCF to operating income (loss), an accepted GAAP measure. Information as to the operations of the Company's reportable segments is set forth below.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended
	September 30,
	2013	2012
Revenues
MSG Media	$166,615	$159,538
MSG Entertainment	28,625	30,777
MSG Sports	38,165	31,564
All other	123	88
Inter-segment eliminations (a)	(17,943)	(17,801)
	$215,585	$204,166
_________________

(a)
Primarily represents local media rights recognized by the Company's MSG Sports segment from the licensing of team related programming to the Company's MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.

	Three Months Ended
	September 30,
	2013	2012
Inter-segment revenues
MSG Entertainment	$—	$20
MSG Sports	17,943	17,781
	$17,943	$17,801

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Three Months Ended
	September 30,
	2013	2012
AOCF
MSG Media	$81,450	$76,704
MSG Entertainment	(15,010)	(12,559)
MSG Sports	2,923	1,461
All other (a)	(3,863)	(2,297)
	$65,500	$63,309

	Three Months Ended
	September 30,
	2013	2012
Depreciation and amortization
MSG Media	$4,022	$4,489
MSG Entertainment	2,384	2,358
MSG Sports	2,482	2,803
All other (b)	13,919	10,050
	$22,807	$19,700

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended
	September 30,
	2013	2012
Share-based compensation expense
MSG Media	$725	$1,202
MSG Entertainment	1,015	1,113
MSG Sports	851	758
All other	239	346
	$2,830	$3,419

	Three Months Ended
	September 30,
	2013	2012
Operating income (loss)
MSG Media	$76,703	$71,013
MSG Entertainment	(18,409)	(16,030)
MSG Sports	(410)	(2,100)
All other	(18,021)	(12,693)
	$39,863	$40,190

A reconciliation of reportable segment operating income to the Company's consolidated income from operations before income taxes is as follows:

	Three Months Ended
	September 30,
	2013	2012
Total operating income for reportable segments	$57,884	$52,883
Other operating loss	(18,021)	(12,693)
Operating income	39,863	40,190
Items excluded from operating income:
Interest income	505	581
Interest expense	(1,793)	(1,711)
Miscellaneous income	6	36
Income from operations before income taxes	$38,581	$39,096

	Three Months Ended
	September 30,
	2013	2012
Capital expenditures
MSG Media	$738	$6,474
MSG Entertainment	1,624	683
MSG Sports	1,478	683
All other (c)	88,800	62,508
	$92,640	$70,348
_________________

(a)	Consists of unallocated corporate general and administrative costs.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(b)
Principally includes depreciation and amortization expense on The Garden and The Theater at Madison Square Garden and certain corporate property, equipment and leasehold improvement assets not allocated to the Company's reportable segments.

(c)
Consists principally of capital expenditures associated with the Transformation. In addition, amounts for the three months ended September 30, 2013 include Forum related capital expenditures, which were previously reported in the MSG Entertainment segment. There were no Forum related capital expenditures during the three months ended September 30, 2012.

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Note 17. Concentration of Risk
The accompanying consolidated balance sheets as of September 30, 2013 and June 30, 2013 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

Reported in	September 30, 2013	June 30, 2013
Prepaid expenses	$1,000	$4,000
Other current assets	2,000	2,000
Other assets	42,000	42,000
	$45,000	$48,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning our future operating and future financial performance, including: the timing and anticipated cost and benefits of the comprehensive Transformation and the renovation of the Forum; and expected increased programming costs. Words such as "expects," "anticipates," "believes," "estimates," "may," "will," "should," "could," "potential," "continue," "intends," "plans," and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level and popularity of the Radio City Christmas Spectacular and other entertainment events which are presented in our venues;

•	costs associated with player injuries, and waivers or contract terminations of players and other team personnel;

•	changes in professional sports teams' compensation, including the impact of signing of free agents and trades, subject to league salary caps;

•	the level and timing of our capital expenditures, including the comprehensive Transformation of The Garden and the renovation of the Forum;

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

•	the relocation or insolvency of professional sports teams with which we have a rights agreement;

•	our ability to maintain, obtain or produce content for our MSG Media segment, together with the cost of such content;

•	future acquisitions and dispositions of assets;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations, including the ability to maintain necessary permits or licenses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock; and

•	the factors described under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 2013.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2013 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to "we," "us," "our," "Madison Square Garden" or the "Company" refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is a fully integrated sports, entertainment and media business. The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company's venues. MSG Media includes the Company's regional sports networks, MSG Network and MSG+, collectively the "MSG Networks," and "Fuse," a national television network dedicated to music. MSG Networks also include high-definition channels, MSG HD and MSG+ HD, and Fuse includes its high-definition channel, Fuse HD. MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular featuring the Rockettes, that are performed in the Company's and other venues. MSG Sports owns and operates the following sports franchises: the Knicks of the NBA, the Rangers of the NHL, the Liberty of the WNBA, and the Hartford Wolf Pack of the AHL, which is the primary player development team for the Rangers. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of Knicks, Rangers and Liberty games.
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
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our results of operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 on both a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows, as well as certain contractual obligations and off balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.
Recently Adopted Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company. In addition, we have included a discussion of our critical accounting policy in respect of goodwill and identifiable indefinite-lived intangible assets in order to provide the results of our annual impairment testing performed during the quarter ended September 30, 2013. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2013 under "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies" and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations
Comparison of the Three Months Ended September 30, 2013 versus the Three Months Ended September 30, 2012
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended September 30,				Increase (Decrease) in Net Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$215,585	100%	$204,166	100%	$11,419
Operating expenses:
Direct operating	80,084	37%	72,741	36%	(7,343)
Selling, general and administrative	72,831	34%	71,535	35%	(1,296)
Depreciation and amortization	22,807	11%	19,700	10%	(3,107)
Operating income	39,863	18%	40,190	20%	(327)
Other income (expense):
Interest expense, net	(1,288)	(1)%	(1,130)	(1)%	(158)
Miscellaneous	6	NM	36	NM	(30)
Income from operations before income taxes	38,581	18%	39,096	19%	(515)
Income tax expense	(14,713)	(7)%	(18,491)	(9)%	3,778
Net income	$23,868	11%	$20,605	10%	$3,263
_________________
NM – Percentage is not meaningful
See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.
Revenues
Revenues for the three months ended September 30, 2013 increased $11,419, or 6%, to $215,585 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$7,077
Decrease in MSG Entertainment segment revenues	(2,152)
Increase in MSG Sports segment revenues	6,601
Increase in other revenues	35
Inter-segment eliminations	(142)
$11,419
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2013 increased $7,343, or 10%, to $80,084 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$1,134
Decrease in MSG Entertainment segment expenses	(384)
Increase in MSG Sports segment expenses	6,828
Inter-segment eliminations	(235)
$7,343

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2013 increased $1,296, or 2%, to $72,831 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$720
Increase in MSG Entertainment segment expenses	585
Decrease in MSG Sports segment expenses	(1,596)
Increase in other expenses	1,494
Inter-segment eliminations	93
$1,296
The increase in other expenses was primarily driven by higher professional fees mainly related to business development initiatives.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2013 increased $3,107, or 16%, to $22,807 as compared to the prior year period due to an increase in depreciation and amortization expense on property and equipment partially offset by lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized during fiscal year 2013. The increase in depreciation and amortization expense on property and equipment was primarily due to the Transformation, which resulted in higher depreciation expense on property and equipment placed into service.
Income taxes
Income tax expense for the three months ended September 30, 2013 was $14,713. The effective tax rate of 38.1% differs from the statutory federal rate of 35% due principally to state income taxes and, to a lesser extent, the impact of non-deductible expenses. These increases are partially offset by the impact of the tax benefits of the domestic production activities deduction and the tax return to book provision adjustment in connection with the filing of the Company's federal income tax return .
Income tax expense for the three months ended September 30, 2012 was $18,491. The effective tax rate of 47.3% differs from the statutory federal rate of 35% primarily due to state income taxes, and, to a lesser extent, the impact of the tax return to book provision adjustment in connection with the filing of the Company's federal income tax return and the impact of non-deductible expenses. These increases are partially offset by the tax benefits of the domestic production activities deduction.
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

	Three Months Ended		Increase (Decrease) in AOCF
	September 30,
	2013	2012
Operating income	$39,863	$40,190	$(327)
Share-based compensation	2,830	3,419	(589)
Depreciation and amortization	22,807	19,700	3,107
AOCF	$65,500	$63,309	$2,191
AOCF for the three months ended September 30, 2013 increased $2,191, or 3%, to $65,500 as compared to the prior year period. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$4,746
Decrease in AOCF of the MSG Entertainment segment	(2,451)
Increase in AOCF of the MSG Sports segment	1,462
Other net decreases	(1,566)
$2,191

Other net decreases were primarily driven by higher professional fees mainly related to business development initiatives.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Three Months Ended September 30,				Increase (Decrease) in Operating Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$166,615	100%	$159,538	100%	$7,077
Direct operating expenses	58,763	35%	57,629	36%	(1,134)
Selling, general and administrative expenses	27,127	16%	26,407	17%	(720)
Depreciation and amortization	4,022	2%	4,489	3%	467
Operating income	$76,703	46%	$71,013	45%	$5,690
The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	September 30,
	2013	2012
Operating income	$76,703	$71,013	$5,690
Share-based compensation	725	1,202	(477)
Depreciation and amortization	4,022	4,489	(467)
AOCF	$81,450	$76,704	$4,746
Revenues
Revenues for the three months ended September 30, 2013 increased $7,077, or 4%, to $166,615 as compared to the prior year period. The net increase is attributable to the following:

Increase in affiliation fee revenue	$8,691
Increase in advertising revenue	2,543
Other net decreases	(4,157)
$7,077
The increase in affiliation fee revenue was primarily attributable to higher affiliation rates and, to a lesser extent, a favorable affiliate adjustment that is not expected to recur.
The increase in advertising revenue was due to higher advertising sales at Fuse and, to a lesser extent, at MSG Networks, including the positive impact from preseason hockey telecasts, which were absent from the prior year period due to the NHL work stoppage. The increase in advertising sales at Fuse was mainly due to higher ratings.
Other net decreases primarily reflect revenues recognized in the prior year quarter related to a short-term programming licensing agreement, which expired in April 2013 and, as expected, was not renewed.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2013 increased $1,134, or 2%, to $58,763 as compared to the prior year period primarily due to higher non-rights related programming costs and programming acquisition costs (rights fees).
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2013 increased $720, or 3%, to $27,127 as compared to the prior year period primarily due to higher allocated corporate general and administrative costs partially offset by lower professional fees.

Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2013 decreased $467, or 10%, to $4,022 as compared to the prior year period primarily due to lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized during fiscal year 2013 partially offset by an increase in depreciation and amortization expense on property and equipment.
AOCF
AOCF for the three months ended September 30, 2013 increased $4,746, or 6%, to $81,450 as compared to the prior year period primarily driven by an increase in revenues partially offset by higher direct operating expenses and selling, general and administrative expenses, as discussed above.
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

	Three Months Ended September 30,				(Increase) Decrease in Operating Loss
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$28,625	100%	$30,777	100%	$(2,152)
Direct operating expenses	27,974	98%	28,358	92%	384
Selling, general and administrative expenses	16,676	58%	16,091	52%	(585)
Depreciation and amortization	2,384	8%	2,358	8%	(26)
Operating loss	$(18,409)	(64)%	$(16,030)	(52)%	$(2,379)

The following is a reconciliation of operating loss to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	September 30,
	2013	2012
Operating loss	$(18,409)	$(16,030)	$(2,379)
Share-based compensation	1,015	1,113	(98)
Depreciation and amortization	2,384	2,358	26
AOCF	$(15,010)	$(12,559)	$(2,451)
Revenues
Revenues for the three months ended September 30, 2013 decreased $2,152, or 7%, to $28,625 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	$(2,565)
Decrease in event-related revenues at the Beacon Theatre	(1,171)
Increase in venue-related sponsorship and signage and suite rental fee revenues	1,031
Other net increases	553
$(2,152)
The decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily driven by the impact from the absence of Cirque du Soleil's Zarkana, which was presented at the venue during the prior year quarter, and, to a lesser extent, fewer other events held at the venue as compared to the prior year period. These declines were largely offset by revenues associated with NBC's America's Got Talent which was broadcast live from the venue during the three months ended September 30, 2013.
The decrease in event-related revenues at the Beacon Theatre was due to the decrease in the number of events held at the venue during the three months ended September 30, 2013 as compared to the prior year period.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to new suite products which were not available during the prior year quarter partially offset by the planned reduction in certain suite products due to the Transformation and the impact of the off-season shutdowns.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2013 decreased $384, or 1%, to $27,974 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	$(444)
Decrease in event-related direct operating expenses at the Beacon Theatre	(405)
Other net increases	465
$(384)
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2013 increased $585, or 4%, to $16,676 as compared to the prior year period due to increased costs associated with the Forum.
AOCF
AOCF loss increased for the three months ended September 30, 2013 as compared to the prior year period by $2,451, or 20%, to $15,010 primarily attributable to a decrease in revenues and higher selling, general and administrative expenses, partially offset by lower direct operating expenses, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Three Months Ended September 30,				(Increase) Decrease in Operating Loss
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$38,165	100%	$31,564	100%	$6,601
Direct operating expenses	11,290	30%	4,462	14%	(6,828)
Selling, general and administrative expenses	24,803	65%	26,399	84%	1,596
Depreciation and amortization	2,482	7%	2,803	9%	321
Operating loss	$(410)	(1)%	$(2,100)	(7)%	$1,690
The following is a reconciliation of operating loss to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	September 30,
	2013	2012
Operating loss	$(410)	$(2,100)	$1,690
Share-based compensation	851	758	93
Depreciation and amortization	2,482	2,803	(321)
AOCF	$2,923	$1,461	$1,462

Revenues
Revenues for the three months ended September 30, 2013 increased $6,601, or 21%, to $38,165 as compared to the prior year period. The net increase is attributable to the following:

Increase in suite rental fee revenue	$3,976
Increase in revenues from league distributions	1,263
Increase in revenues associated with fees earned for participation in NHL preseason away games	680
Other net increases	682
$6,601
The increase in suite rental fee revenue was primarily due to new suite products which were not available during the prior year quarter partially offset by the planned reduction in certain suite products due to the Transformation and the impact of the off-season shutdowns.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2013 increased $6,828, or 153%, to $11,290 as compared to the prior year period. The net increase is attributable to the following:

Increase in other team operating expenses	$5,405
Increase in net provisions for certain team personnel transactions	833
Other net increases	590
$6,828
The increase in other team operating expenses was primarily due to the absence of a league expense recoupment recorded in the prior year quarter and higher professional fees.
Net provisions for certain team personnel transactions were as follows:

	Three Months Ended
	September 30,
	2013	2012	Increase
Net provisions for certain team personnel transactions	$1,428	$595	$833
Team personnel transactions for the three months ended September 30, 2013 and 2012 reflect provisions recorded for player trades.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2013 decreased $1,596, or 6%, to $24,803 as compared to the prior year period. The decrease was primarily driven by a decrease in employee compensation and related benefits, including separation-related costs, partially offset by higher allocated corporate general and administrative costs and, to a lesser extent, an increase in professional fees.
AOCF
AOCF for the three months ended September 30, 2013 increased $1,462, or 100%, to $2,923 as compared to the prior year period due to higher revenues and, to a lesser extent, lower selling, general and administrative expenses largely offset by an increase in direct operating expenses, as discussed above.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $375,000 credit agreement with a syndicate of lenders, providing for a senior secured revolving credit facility (see "Financing Agreements" below). Our principal uses of cash include capital spending, investments and working capital-related items. The decisions of the Company as to the use of its available liquidity will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We closed The Garden and The Theater at Madison Square Garden during the off-seasons following the Knicks' and Rangers' playoffs in 2011, 2012 and 2013 due to the Transformation which is substantially complete and both venues reopened in October 2013. Construction costs for the Transformation incurred through September 30, 2013 were approximately $988,000 of which approximately $72,000 was incurred during the three months ended September 30, 2013. We expect total Transformation construction costs not to exceed $1,050,000 inclusive of various reserves for contingencies.
In June 2012, we acquired the Forum, an iconic venue in Inglewood, CA and we have commenced the renovation of the venue. The City of Inglewood approved an $18,000 renovation loan conditioned upon the Company investing at least $50,000 in the renovation. The loan will be forgiven once certain operating conditions, that the Company expects to satisfy, are met. We expect our investment in the Forum to be approximately $100,000 after taking into account acquisition and renovation costs net of the expected loan forgiveness and certain tax credits. We expect the Forum to open and begin hosting events in January 2014.
As with any major renovation project, our ongoing facility renovations are subject to potential unexpected delays, costs or other problems. Depending upon the severity and timing, such events could materially and negatively affect our business and results of operations.
In September 2013, the Company acquired a 50% interest in Azoff-MSG for a purchase price of $125,000.
We believe we have sufficient liquidity, including approximately $119,000 in cash and cash equivalents as of September 30, 2013, along with available borrowing capacity under our Revolving Credit Facility, to complete the Transformation and the Forum renovation, to fund our other initiatives and for general corporate purposes.
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
Financing Agreements
Revolving Credit Facility
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $375,000 with a term of five years. The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of September 30, 2013, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, to fund other initiatives and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of September 30, 2013, there was $7,356 in letters of credit issued and outstanding under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of September 30, 2013 was $367,644.
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

Guarantees and Security
All obligations under the Credit Agreement are guaranteed by MSG L.P.'s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries in accordance with the facility (the "Guarantors"). All obligations under the Credit Agreement, including the guarantees of those obligations, are secured by certain of the assets of MSG L.P. and each Guarantor (collectively, "Collateral"), including, but not limited to, a pledge of the equity interests held directly or indirectly by MSG L.P. in each Guarantor. The Collateral, however, does not include, among other things, our sports franchises or other assets of any of MSG L.P.'s teams, including of the Knicks and Rangers, or any interests in real property of MSG L.P. or the Guarantors, including The Garden and The Theater at Madison Square Garden, the leasehold interest in Radio City Music Hall and MSG L.P.'s real property interest in other venues.
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
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2013 increased by $11,017 to $79,995 as compared to the prior year period driven by an increase of $6,559 resulting from changes in assets and liabilities and an increase of $4,458 in net income and other non-cash items.
The increase resulting from changes in assets and liabilities was primarily due to (i) a decrease during the three months ended September 30, 2013 in accounts receivable, net of $15,520 as compared to an increase of $5,787 during the prior year period, (ii) an increase during the three months ended September 30, 2013 in deferred revenue of $133,551 as compared to an increase of $112,616 during the prior year period, (iii) an increase during the three months ended September 30, 2013 in prepaid expenses and other assets of $26,179 as compared to an increase of $40,019 during the prior year period and (iv) a decrease during the three months ended September 30, 2013 in accounts payable of $7,590 as compared to a decrease of $17,907 during the prior year period. These increases were largely offset by a decrease during the three months ended September 30, 2013 in accrued and other liabilities of $86,278 as compared to a decrease of $34,616 during the prior year period and an increase during the three months ended September 30, 2013 in net related party receivables of $10,557 as compared to a decrease of $107 during the prior year period.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2013 increased by $169,536 to $239,884 as compared to the prior year period due to the Company's acquisition of a 50% interest in Azoff-MSG and an investment in BBLV in September 2013 and August 2013, respectively and, to a lesser extent, higher capital expenditures. The increase in capital expenditures was primarily due to the ongoing renovation of the Forum partially offset by lower capital expenditures for MSG Media.

Financing Activities
Net cash provided by financing activities for the three months ended September 30, 2013 increased by $959 to $1,107 as compared to the prior year period due to higher excess tax benefit on share-based awards.
Contractual Obligations and Off Balance Sheet Arrangements
In addition to the contractual obligations and off balance sheet arrangements described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations and Off Balance Sheet Arrangements" included in the Company's Annual Report on Form 10-K for the year ended June 30, 2013, during the quarter the Company agreed to provide up to $50,000 of revolving credit loans to its fifty percent owned joint venture, Azoff-MSG.
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
Recently Adopted Accounting Pronouncements and Critical Accounting Policies
Recently Adopted Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of transactions that are subject to disclosures required by FASB ASC 210-20-50, Balance Sheet - Offsetting - Disclosure, concerning offsetting. In particular ASU No. 2013-01 addresses implementation issues about the scope of ASU No. 2011-11 and clarifies that the scope of the disclosure is limited to derivatives, repurchase agreements, and securities borrowing and securities lending transactions that are either offset in the financial statements or are subject to a master netting arrangement or similar arrangement. These standards were adopted by the Company in the first quarter of fiscal year 2014. The adoption of these standards did not have an impact on the Company's financial position, results of operations, or cash flows.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard was adopted by the Company in the first quarter of fiscal year 2014. The adoption of this standard impacted the Company's disclosures only and did not have any impact on the Company's financial position, results of operations, or cash flows.
Critical Accounting Policies
The following discussion has been included only to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the quarter ended September 30, 2013. Accordingly, we have not repeated herein a discussion of the Company's other critical accounting policies as set forth in our Annual Report on Form 10-K for the year ended June 30, 2013.
Goodwill
Goodwill is tested annually for impairment during the first fiscal quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we would not need to perform the two step impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. The Company's three reporting units for evaluating goodwill impairment are the same as its reportable segments, and all of them have goodwill.
The goodwill balance reported on the Company's balance sheet as of September 30, 2013 by reportable segment is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the quarter ended September 30, 2013, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment during the first fiscal quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis, according to which an impairment charge is recognized for the amount of the asset's carrying amount exceeding the fair value, if the Company (1) determines that such an impairment is more likely than not to exist, or (2) forgoes the qualitative assessment entirely. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of September 30, 2013 by reportable segment:

Sports franchises (MSG Sports segment)	$96,215
Trademarks (MSG Entertainment segment)	62,421
$158,636
During the quarter ended September 30, 2013, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures on this matter made in the Company's Annual Report on Form 10-K for the year ended June 30, 2013.
Item 4. Controls and Procedures
The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective as of September 30, 2013, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of November, 2013.

The Madison Square Garden Company

By:	/S/ ROBERT M. POLLICHINO
	Name:	Robert M. Pollichino
	Title:	Executive Vice President and Chief
Financial Officer