Form 10-Q
period 2013-12-31
Madison Square Garden Co
filed 2014-02-07
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of January 31, 2014:

Class A Common Stock par value $0.01 per share	—	63,344,985
Class B Common Stock par value $0.01 per share	—	13,588,555

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$154,529	$277,913
Restricted cash	12,402	8,413
Accounts receivable, net	149,953	145,728
Net related party receivables	26,413	18,565
Prepaid expenses	53,525	41,215
Other current assets	25,215	20,339
Total current assets	422,037	512,173
Investments in and loans to nonconsolidated affiliates	150,405	—
Property and equipment, net	1,293,156	1,135,180
Amortizable intangible assets, net	85,506	90,705
Indefinite-lived intangible assets	158,636	158,636
Goodwill	742,492	742,492
Other assets	94,958	93,028
	$2,947,190	$2,732,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$29,092	$16,006
Net related party payables	1,122	283
Accrued liabilities:
Employee related costs	59,785	70,663
Other accrued liabilities	246,869	221,405
Deferred revenue	328,977	237,537
Total current liabilities	665,845	545,894
Defined benefit and other postretirement obligations	58,872	59,726
Other employee related costs	40,974	45,370
Other liabilities	57,040	58,536
Deferred tax liability	553,403	543,753
Total liabilities	1,376,134	1,253,279
Commitments and contingencies (Note 10)
Stockholders' Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 63,320 and 63,268 shares outstanding as of December 31, 2013 and June 30, 2013, respectively	639	639
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of December 31, 2013 and June 30, 2013	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,077,151	1,070,764
Treasury stock, at cost, 555 and 596 shares as of December 31, 2013 and June 30, 2013, respectively	(13,200)	(14,179)
Retained earnings	522,171	437,794
Accumulated other comprehensive loss	(15,841)	(16,219)
Total stockholders' equity	1,571,056	1,478,935
	$2,947,190	$2,732,214
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenues (including related party revenues of $45,503 and $42,438 for the three months ended December 31, 2013 and 2012, respectively, and $91,341 and $85,102 for the six months ended December 31, 2013 and 2012, respectively)	$509,379	$387,886	$724,964	$592,052
Operating expenses:
Direct operating (including related party expenses of $3,691 and $3,416 for the three months ended December 31, 2013 and 2012, respectively, and $6,501 and $6,395 for the six months ended December 31, 2013 and 2012, respectively)	301,074	207,177	381,158	279,918
Selling, general and administrative (including related party expenses of $4,126 and $3,673 for the three months ended December 31, 2013 and 2012, respectively, and $7,554 and $6,522 for the six months ended December 31, 2013 and 2012, respectively)	87,370	77,942	160,201	149,477
Depreciation and amortization	24,388	21,744	47,195	41,444
	412,832	306,863	588,554	470,839
Operating income	96,547	81,023	136,410	121,213
Other income (expense):

Equity in loss of nonconsolidated affiliates	(738)	—	(738)	—
Interest income (including interest income from nonconsolidated affiliates of $122 for both the three and six months ended December 31, 2013)	609	571	1,114	1,152
Interest expense	(1,822)	(1,855)	(3,615)	(3,566)
Miscellaneous	17	66	23	102
	(1,934)	(1,218)	(3,216)	(2,312)
Income from operations before income taxes	94,613	79,805	133,194	118,901
Income tax expense	(34,104)	(32,894)	(48,817)	(51,385)
Net income	$60,509	$46,911	$84,377	$67,516
Basic earnings per common share	$0.79	$0.62	$1.10	$0.89
Diluted earnings per common share	$0.77	$0.60	$1.08	$0.87
Weighted-average number of common shares outstanding:
Basic	77,035	75,914	77,024	75,770
Diluted	78,116	77,889	78,109	77,829
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2013		2012		2013		2012
Net income		$60,509		$46,911		$84,377		$67,516
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amortization of net actuarial loss included in net periodic benefit cost	$360		$546		$722		$1,093
Amortization of net prior service credit included in net periodic benefit cost	(31)	$329	(35)	$511	(63)	$659	(70)	$1,023
Unrealized holding gain arising during period on available-for-sale securities		—		2,739		—		509
Other comprehensive income, before income taxes		329		3,250		659		1,532
Income tax expense related to items of other comprehensive income		(140)		(1,382)		(281)		(652)
Other comprehensive income		189		1,868		378		880
Comprehensive income		$60,698		$48,779		$84,755		$68,396

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$84,377	$67,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,195	41,444
Impairment of deferred costs	—	4,982
Amortization of deferred financing costs	1,090	1,090
Share-based compensation expense related to equity classified awards	8,467	8,896
Excess tax benefit on share-based awards	(1,203)	(180)
Equity in loss of nonconsolidated affiliates	738	—
Provision for doubtful accounts	13	143
Change in assets and liabilities:
Accounts receivable, net	(4,238)	(6,308)
Net related party receivables	(7,817)	3,037
Prepaid expenses and other assets	(24,195)	(29,030)
Accounts payable	5,655	(12,764)
Net related party payables	839	14
Accrued and other liabilities	11,015	34,514
Deferred revenue	91,440	84,258
Deferred income taxes	10,491	6,353
Net cash provided by operating activities	223,867	203,965
Cash flows from investing activities:
Capital expenditures	(194,859)	(159,313)
Investments in and loans to nonconsolidated affiliates	(151,135)	—
Net cash used in investing activities	(345,994)	(159,313)
Cash flows from financing activities:
Principal payments on capital lease obligations	(125)	(148)
Proceeds from stock option exercises	66	3,135
Taxes paid in lieu of shares issued for equity-based compensation	(2,401)	(5,725)
Excess tax benefit on share-based awards	1,203	180
Net cash used in financing activities	(1,257)	(2,558)
Net increase (decrease) in cash and cash equivalents	(123,384)	42,094
Cash and cash equivalents at beginning of period	277,913	206,500
Cash and cash equivalents at end of period	$154,529	$248,594

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$64,910	$20,470
Cash due from related party associated with exercise of stock options	31	2,779

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2013	$775	$1,070,764	$(14,179)	$437,794	$(16,219)	$1,478,935
Net income	—	—	—	84,377	—	84,377
Other comprehensive income	—	—	—	—	378	378
Comprehensive income						84,755
Exercise of options	—	(882)	979	—	—	97
Share-based compensation expense	—	8,467	—	—	—	8,467
Tax withholding associated with shares issued for equity-based compensation	—	(2,401)	—	—	—	(2,401)
Excess tax benefit on share-based awards	—	1,203	—	—	—	1,203
Balance as of December 31, 2013	$775	$1,077,151	$(13,200)	$522,171	$(15,841)	$1,571,056

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2012	$764	$1,070,046	$(22,047)	$295,412	$(24,162)	$1,320,013
Net income	—	—	—	67,516	—	67,516
Other comprehensive income	—	—	—	—	880	880
Comprehensive income						68,396
Exercise of options	9	5,986	—	—	—	5,995
Share-based compensation expense	—	8,896	—	—	—	8,896
Tax withholding associated with shares issued for equity-based compensation	—	(5,725)	—	—	—	(5,725)
Excess tax benefit on share-based awards, net	—	(510)	—	—	—	(510)
Balance as of December 31, 2012	$773	$1,078,693	$(22,047)	$362,928	$(23,282)	$1,397,065

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
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena ("The Garden") and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston.
Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2013. The financial statements as of December 31, 2013 and for the three and six months ended December 31, 2013 and 2012 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company's fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company's fiscal year.
The comparability of the results of operations of the Company and the MSG Media and MSG Sports segments for the three and six months ended December 31, 2013 to the prior year periods was impacted by the prior period's NHL work stoppage, which

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

delayed the start of the 2012-13 regular season by approximately three months to January 19, 2013 and led to a shortened 48-game regular season. In addition, the Company closed The Garden and The Theater at Madison Square Garden during the off-seasons following the Knicks' and Rangers' playoffs in calendar years 2011, 2012 and 2013 due to the comprehensive transformation of The Garden into a state-of-the-art arena (the "Transformation").
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
Investments in Nonconsolidated Affiliates
The Company's investments in nonconsolidated affiliates are accounted for using the equity method of accounting and are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. The Company’s share of net earnings or losses of the investment is included in equity in earnings (loss) of nonconsolidated affiliates on the Company’s consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a lag basis. Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value.
Income Taxes
The Company's provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets are subject to an ongoing assessment of realizability. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the realization of its deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statements of operations. The Company measures its deferred tax liability with regard to MSG L.P. based on the difference between the tax basis and the carrying amount for financial reporting purposes; this is commonly referred to as the outside basis difference. Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense. The Company accounts for investment tax credits using the “flow-through” method, under which the tax benefit generated from an investment tax credit is recorded in the period the credit is generated.
Recently Adopted Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Weighted-average shares for basic EPS	77,035	75,914	77,024	75,770
Dilutive effect of shares issuable under share-based compensation plans	1,081	1,975	1,085	2,059
Weighted-average shares for diluted EPS	78,116	77,889	78,109	77,829
Anti-dilutive shares	—	—	—	35
Note 4. Impairment Charges
During the quarter ended December 31, 2012, the Company's MSG Entertainment segment recorded a pre-tax impairment charge of $4,982 for the remaining unamortized deferred costs of assets related to a theatrical production of the Radio City Christmas Spectacular presented outside of New York, which is reflected in direct operating expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2012.
Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players and certain other team personnel on the Company's sports teams for (i) season-ending injuries, (ii) trades and (iii) waivers and contract termination costs ("Team Personnel Transactions"). Team Personnel Transactions amounted to $4,380 and $2,535 for the three months ended December 31, 2013 and 2012, respectively, and $5,808 and $3,130 for the six months ended December 31, 2013 and 2012, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Investments in Nonconsolidated Affiliates
The Company’s equity method investments include the Company’s investments in Azoff MSG Entertainment LLC (“Azoff-MSG”) and Brooklyn Bowl Las Vegas, LLC (“BBLV”).
In September 2013, the Company acquired a 50% interest in Azoff-MSG for $125,000. The Azoff-MSG entity owns and operates certain existing businesses and is also pursuing various business concepts in the entertainment industry, some of which are already in the development stage. The Company agreed to provide up to $50,000 of revolving credit loans to Azoff-MSG. As of December 31, 2013, the Company’s investment in Azoff-MSG was $125,695 inclusive of transaction costs related to the acquisition. The Company determined that Azoff-MSG is not a variable interest entity (“VIE”) and therefore the investment was analyzed under the voting model. The Company determined that due to a lack of a voting majority and consistent with the accounting for partnership (or similar entities) interests, it does not control Azoff-MSG. Accordingly, the Company accounts for its investment under the equity method of accounting.
As of the acquisition date the carrying amount of the investment was greater than the Company’s equity in the underlying assets of Azoff-MSG by approximately $125,600 due to the difference in the carrying amounts of goodwill and amortizable intangible assets. Based upon the preliminary valuation, the difference attributable to amortizable intangible assets was $17,350 at the time of acquisition which is being amortized straight-line over the expected useful lives of the intangible assets, which range from 5 to 7 years. Amortization expense for intangible assets was $738 for the three and six months ended December 31, 2013, which is reflected in equity in loss of nonconsolidated affiliates in the accompanying consolidated statements of operations. During the quarter ended December 31, 2013, Azoff-MSG borrowed $2,000 under the unsecured credit facility with the Company. The loan receivable balance is $2,000 as of December 31, 2013 and is reflected in investments in and loans to nonconsolidated affiliates in the accompanying consolidated balance sheet. Interest income on the outstanding loan balance and related facility fees are recorded currently and are reflected in interest income in the accompanying consolidated statements of operations for the three and six months ended December 31, 2013. Azoff-MSG’s results of operations are recorded on a three-month lag basis with the exception of the amortization expense for the intangible assets which are recorded currently.
In August 2013, the Company acquired an interest in BBLV. BBLV is in the construction/development phase of a new venue in Las Vegas which will bring together live music, bowling and a bar/restaurant. As of December 31, 2013, the Company has invested $22,710 in BBLV, inclusive of transaction costs, and the Company is further committed to investing $2,291 in BBLV. The Company will be entitled to receive back its capital, which is 82% of BBLV's total capital as of December 31, 2013, and a preferred return after which the Company will own a 20% interest in BBLV. The Company does not manage or otherwise control BBLV but has approval rights over certain decisions. The Company determined that BBLV is not a VIE and therefore the investment was analyzed under the voting model. The Company determined that due to a lack of a voting majority and consistent with the accounting for partnership (or similar entities) interests, it does not control BBLV. Accordingly, the Company accounts for its investment under the equity method of accounting. BBLV’s results of operations are recorded on a three-month lag basis.
Note 7. Goodwill and Intangible Assets
The carrying amount of goodwill, by reportable segment, as of December 31, 2013 and June 30, 2013 is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the first quarter of fiscal year 2014, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
The Company's indefinite-lived intangible assets as of December 31, 2013 and June 30, 2013 are as follows:

Sports franchises (MSG Sports segment)	$96,215
Trademarks (MSG Entertainment segment)	62,421
$158,636

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

During the first quarter of fiscal year 2014, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.
The Company's intangible assets subject to amortization as of December 31, 2013 and June 30, 2013 are as follows:

December 31, 2013	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(30,270)	$52,774
Season ticket holder relationships	73,124	(46,031)	27,093
Suite holder relationships	15,394	(12,240)	3,154
Other intangibles	4,217	(1,732)	2,485
	$175,779	$(90,273)	$85,506

June 30, 2013	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(28,540)	$54,504
Season ticket holder relationships	73,124	(43,401)	29,723
Suite holder relationships	15,394	(11,542)	3,852
Other intangibles	4,217	(1,591)	2,626
	$175,779	$(85,074)	$90,705

Amortization expense for intangible assets amounted to $2,599 and $2,600 for the three months ended December 31, 2013 and 2012, respectively. For the six months ended December 31, 2013 and 2012 amortization expense was $5,199 and $5,909, respectively.
Note 8. Property and Equipment
As of December 31, 2013 and June 30, 2013, property and equipment (including equipment under capital leases) consisted of the following assets:

	December 31, 2013	June 30, 2013
Land	$91,678	$92,828
Buildings	1,054,479	781,747
Equipment	359,364	310,946
Aircraft	43,548	43,388
Furniture and fixtures	54,844	36,824
Leasehold improvements	152,851	151,224
Construction in progress	4,262	147,398
	1,761,026	1,564,355
Less accumulated depreciation and amortization	(467,870)	(429,175)
	$1,293,156	$1,135,180
Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $21,789 and $19,144 for the three months ended December 31, 2013 and 2012, respectively. Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $41,996 and $35,535 for the six months ended December 31, 2013 and 2012, respectively. During the quarter ended December 31, 2013 the Company placed into service assets related to the Transformation and the Forum.
The Company has recorded asset retirement obligations related to the Transformation and the Forum. The asset retirement obligations have been recorded in accordance with ASC 410, which requires companies to recognize an obligation along with an offsetting increase to the carrying value of the related property and equipment when an obligation or commitment exists to perform remediation efforts and its fair value is reasonably estimable. These obligations were necessitated by the Transformation and the acquisition and the renovation of the Forum.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following is a summary of the change in the carrying amount of the asset retirement obligations during the six months ended December 31, 2013:

Balance as of June 30, 2013	$12,250
Revisions in estimated liabilities	(4,370)
Accretion expense	7
Payments	(6,693)
Balance as of December 31, 2013	$1,194
As of December 31, 2013 and June 30, 2013, $971 and $12,034, respectively, of the total asset retirement obligations were recorded in other accrued liabilities, with the remaining balances recorded in other liabilities, in the accompanying consolidated balance sheets.
Note 9. Debt
Total debt of the Company consists of the following:

	December 31, 2013	June 30, 2013
Revolving Credit Facility	$—	$—
Related party capital lease obligations (a)	2,099	2,224
Total	$2,099	$2,224
__________________

(a)	Classified in other accrued liabilities and other liabilities in the accompanying consolidated balance sheets.
Revolving Credit Facility
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders (the "Credit Agreement"), providing for a senior secured revolving credit facility of up to $375,000 with a term of five years (the "Revolving Credit Facility"). The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of December 31, 2013, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, to fund other initiatives and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of December 31, 2013, there was $7,000 in letters of credit issued and outstanding under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility as of December 31, 2013 was $368,000.
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
In September 2013, in connection with the Company's acquisition of a 50% interest in Azoff-MSG, the Company agreed to provide up to $50,000 of revolving credit loans to Azoff-MSG (See Note 6).

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

•	Level III — Instruments whose significant value drivers are unobservable.
The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
December 31, 2013
Assets:
Money market accounts	$91,426	$—	$—	$91,426
Time deposits	55,328	—	—	55,328
Total assets measured at fair value	$146,754	$—	$—	$146,754
June 30, 2013
Assets:
Money market accounts	$231,788	$—	$—	$231,788
Time deposits	40,281	—	—	40,281
Total assets measured at fair value	$272,069	$—	$—	$272,069
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 12. Accumulated Other Comprehensive Income (Loss)
The following table details the changes in each component of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan	Unrealized Gain (Loss) on Available-for-sale Securities (a)	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2013	$(16,219)	$—	$(16,219)
Amounts reclassified from accumulated other comprehensive income, before income taxes (b)	659	—	659
Income tax expense	(281)	—	(281)
Other comprehensive income	378	—	378
Balance as of December 31, 2013	$(15,841)	$—	$(15,841)

Balance as of June 30, 2012	$(21,216)	$(2,946)	$(24,162)
Other comprehensive income before reclassifications, before income taxes	—	509	509
Amounts reclassified from accumulated other comprehensive income, before income taxes (b)	1,023	—	1,023
Income tax expense	(435)	(217)	(652)
Other comprehensive income	588	292	880
Balance as of December 31, 2012	$(20,628)	$(2,654)	$(23,282)
___________________

(a)
The Company held an investment in Live Nation Entertainment, Inc. common stock which it sold in March 2013. Prior to the sale this investment was classified as available-for-sale with the unrealized gains (losses), net of tax, included in the determination of other comprehensive income (loss) and reported in stockholders' equity.

(b)
Represents amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations (See Note 13).

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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan for the three and six months ended December 31, 2013 and 2012 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Service cost	$1,571	$1,681	$53	$60
Interest cost	1,877	1,723	88	84
Expected return on plan assets	(958)	(938)	—	—
Recognized actuarial loss (gain)	362	540	(2)	6
Amortization of unrecognized prior service cost (credit)	7	7	(38)	(42)
Net periodic benefit cost	$2,859	$3,013	$101	$108

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Service cost	$3,141	$3,362	$105	$120
Interest cost	3,755	3,445	177	168
Expected return on plan assets	(1,917)	(1,875)	—	—
Recognized actuarial loss (gain)	725	1,081	(3)	12
Amortization of unrecognized prior service cost (credit)	13	13	(76)	(83)
Net periodic benefit cost	$5,717	$6,026	$203	$217

In addition, the Company sponsors qualified and non-qualified savings plans (the "Savings Plans") in which certain eligible employees of the Company participate. Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $816 and $754 for the three months ended December 31, 2013 and 2012, respectively. For the six months ended December 31, 2013 and 2012 expenses related to the Savings Plans were $1,760 and $1,642, respectively.
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
Share-based compensation expense reduced for estimated forfeitures, which is recognized as selling, general and administrative expense, was $5,637 and $5,521 for the three months ended December 31, 2013 and 2012, respectively. Share-based compensation expense was $8,467 and $8,940 for the six months ended December 31, 2013 and 2012, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Share-based Payment Award Activity
The following table summarizes activity relating to holders (including Company, Cablevision and AMC Networks Inc. ("AMC Networks") employees and directors) of the Company's stock options for the six months ended December 31, 2013:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Non-Performance Vesting Options	Performance Vesting Options (a)
Balance as of June 30, 2013	332	35	$12.63	2.70	$17,117
Exercised (b)	(107)	(15)	12.56
Balance as of December 31, 2013	225	20	12.66	2.19	$11,042
Exercisable as of December 31, 2013	200	20	$11.53	1.86	$10,169
_____________________

(a)	The Cablevision performance objective with respect to these awards has been achieved.

(b)
Stock options exercised include 111 Company stock options that were exercised pursuant to a cashless exercise, of which approximately 70 Company stock options were surrendered to the Company in order to meet tax withholding requirements and for the exercise price of the stock options. The Company remitted to Cablevision $2,401, which represents the aggregate value on the exercise date of the stock options that were surrendered to the Company to meet tax withholding requirements. This amount is reflected as a financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2013 and has been classified as additional paid-in capital.

The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock for all options outstanding (and all exercisable) which were all in-the-money at December 31, 2013 and June 30, 2013, as applicable. For the six months ended December 31, 2013 the aggregate intrinsic value of the Company's stock options exercised was $5,157, determined as of the date of option exercise.
The following table summarizes activity relating to the Company's RSUs for the six months ended December 31, 2013:

	Number of
	Non-Performance Vesting RSUs	Performance Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance, June 30, 2013	953	493	$29.97
Granted	239	91	$56.65
Vested	(21)	—	$55.98
Forfeited	(110)	—	$32.69
Unvested award balance, December 31, 2013	1,061	584	$34.79
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
Revenues from related parties primarily consist of revenues recognized from the distribution of programming services to subsidiaries of Cablevision and include sponsorship revenue as well as advertising and promotional benefits received by the Company which is recognized as the benefits are realized. Revenues from related parties amounted to $45,503 and $42,438 for the three months ended December 31, 2013 and 2012, respectively, and $91,341 and $85,102 for the six months ended December 31, 2013 and 2012, respectively.
AMC Networks provide certain origination, master control and post production services to the Company. Amounts charged to the Company by AMC Networks for origination, master control and post production services amounted to $2,258 and $2,329 for the three months ended December 31, 2013 and 2012, respectively, and $4,460 and $4,673 for the six months ended December 31, 2013 and 2012, respectively.
The Company incurs advertising expenses for services rendered by its related parties, primarily Cablevision, most of which are related to the utilization of advertising and promotional benefits by the Company, with an equal amount being recognized as revenue when the benefits are realized. Amounts recorded by the Company for such advertising expenses amounted to $4,225 and $3,253 for the three months ended December 31, 2013 and 2012, respectively, and $6,692 and $5,210 for the six months ended December 31, 2013 and 2012, respectively.
Amounts charged to the Company by its related parties for corporate general and administrative expenses pursuant to administrative and other service agreements with Cablevision amounted to $332 and $534 for the three months ended December 31, 2013 and 2012, respectively, and $989 and $1,129 for the six months ended December 31, 2013 and 2012, respectively.
Amounts charged to the Company by Cablevision for telephone and other fiber optic transmission services amounted to $540 and $428 for the three months ended December 31, 2013 and 2012, respectively, and $990 and $824 for the six months ended December 31, 2013 and 2012, respectively.
In addition, the Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties, net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman and a director of the Company, for office space equal to the allocated cost of such space, amounted to $462 and $545 for the three months ended December 31, 2013 and 2012, respectively, and $924 and $1,081 for the six months ended December 31, 2013 and 2012, respectively.
Other
See Note 6 for information on certain transactions with the Company's nonconsolidated affiliates.
See Note 9 for information on the Company's capital lease obligations due to a related party.
See Note 14 for information on share-based payment awards initially granted under Cablevision equity award programs.
Note 16. Income Taxes
Income tax expense for the three and six months ended December 31, 2013 was $34,104 and $48,817, respectively. The effective tax rate for the three months ended December 31, 2013 of 36.0% differs from the statutory federal rate of 35% due principally to state income taxes and, to a lesser extent, the impact of non-deductible expenses. These increases are partially offset by the benefit of the federal rehabilitation credit, the impact of the domestic production activities deduction, and the tax return to book provision adjustment in connection with the filing of the Company's 2012 state income tax returns. The effective tax rate for the six months ended December 31, 2013 of 36.7% differs from the statutory federal rate of 35% due principally to

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

state income taxes and, to a lesser extent, the impact of non-deductible expenses. These increases are partially offset by the benefit of the federal rehabilitation credit, the impact of the domestic production activities deduction, and the tax return to book provision adjustment in connection with the filing of the Company's 2012 federal and state income tax returns. During the three and six months ended December 31, 2013, the amount of the rehabilitation tax credit benefit recognized in income tax expense was approximately $5,000. We anticipate recognizing approximately $3,500 of additional rehabilitation tax credit benefits during the remainder of fiscal year 2014. This federal rehabilitation credit is based on eligible expenditures incurred as a result of the renovation of the Forum.
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
The current federal tax liability of $32,488 and $32,944 as of December 31, 2013 and June 30, 2013, respectively, is reflected in other accrued liabilities in the accompanying consolidated balance sheets.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenues
MSG Media	$180,709	$156,770	$347,324	$316,308
MSG Entertainment	163,100	151,122	191,725	181,899
MSG Sports	183,389	89,903	221,554	121,467
All other	123	123	246	211
Inter-segment eliminations (a)	(17,942)	(10,032)	(35,885)	(27,833)
	$509,379	$387,886	$724,964	$592,052
_________________

(a)
Primarily represents local media rights recognized by the Company's MSG Sports segment from the licensing of team related programming to the Company's MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Inter-segment revenues
MSG Entertainment	$—	$16	$—	$36
MSG Sports	17,942	10,016	35,885	27,797
	$17,942	$10,032	$35,885	$27,833

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
AOCF
MSG Media	$85,794	$95,618	$167,244	$172,322
MSG Entertainment	42,320	30,036	27,310	17,477
MSG Sports	1,102	(14,484)	4,025	(13,023)
All other (a)	(2,644)	(2,882)	(6,507)	(5,179)
	$126,572	$108,288	$192,072	$171,597

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Depreciation and amortization
MSG Media	$3,953	$3,965	$7,975	$8,454
MSG Entertainment	2,576	2,433	4,960	4,791
MSG Sports	2,594	2,795	5,076	5,598
All other (b)	15,265	12,551	29,184	22,601
	$24,388	$21,744	$47,195	$41,444

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Share-based compensation expense
MSG Media	$1,177	$1,470	$1,902	$2,672
MSG Entertainment	1,561	1,375	2,576	2,488
MSG Sports	1,419	1,043	2,270	1,801
All other	1,480	1,633	1,719	1,979
	$5,637	$5,521	$8,467	$8,940

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Operating income (loss)
MSG Media	$80,664	$90,183	$157,367	$161,196
MSG Entertainment	38,183	26,228	19,774	10,198
MSG Sports	(2,911)	(18,322)	(3,321)	(20,422)
All other	(19,389)	(17,066)	(37,410)	(29,759)
	$96,547	$81,023	$136,410	$121,213

A reconciliation of reportable segment operating income to the Company's consolidated income from operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Total operating income for reportable segments	$115,936	$98,089	$173,820	$150,972
Other operating loss	(19,389)	(17,066)	(37,410)	(29,759)
Operating income	96,547	81,023	136,410	121,213
Items excluded from operating income:
Equity in loss of nonconsolidated affiliates	(738)	—	(738)	—
Interest income	609	571	1,114	1,152
Interest expense	(1,822)	(1,855)	(3,615)	(3,566)
Miscellaneous income	17	66	23	102
Income from operations before income taxes	$94,613	$79,805	$133,194	$118,901

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Capital expenditures
MSG Media	$530	$2,027	$1,268	$8,501
MSG Entertainment	2,209	1,260	3,833	1,943
MSG Sports	1,449	634	2,927	1,317
All other (c)	98,031	85,044	186,831	147,552
	$102,219	$88,965	$194,859	$159,313
_________________

(a)	Consists of unallocated corporate general and administrative costs.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(b)
Principally includes depreciation and amortization expense on The Garden and The Theater at Madison Square Garden and certain corporate property, equipment and leasehold improvement assets not allocated to the Company's reportable segments.

(c)
Consists principally of capital expenditures associated with the Transformation. In addition, amounts for the three and six months ended December 31, 2013 include Forum related capital expenditures, which were previously reported in the MSG Entertainment segment. Prior period amounts have been reclassified to conform to the current year presentation.

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Note 18. Concentration of Risk
The accompanying consolidated balance sheets as of December 31, 2013 and June 30, 2013 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

Reported in	December 31, 2013	June 30, 2013
Prepaid expenses	$3,000	$4,000
Other current assets	2,000	2,000
Other assets	42,000	42,000
	$47,000	$48,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning our future operating and future financial performance, including: the impact of the comprehensive Transformation and the renovation of the Forum; and expected increased programming costs. Words such as "expects," "anticipates," "believes," "estimates," "may," "will," "should," "could," "potential," "continue," "intends," "plans," and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level and popularity of the Radio City Christmas Spectacular and other entertainment events which are presented in our venues;

•	costs associated with player injuries, and waivers or contract terminations of players and other team personnel;

•	changes in professional sports teams' compensation, including the impact of signing of free agents and trades, subject to league salary caps;

•	the impact of the comprehensive Transformation of The Garden or the renovation of the Forum;

•	the demand for our programming among cable television systems and satellite, telephone and other multichannel video programming distributors, and our ability to renew affiliation agreements with them;

•	general economic conditions especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the demand for sponsorship arrangements and for advertising and viewer ratings for our programming;

•	competition, for example, from other regional sports networks, other teams, other venues and other entertainment options;

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
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns The Garden and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our results of operations for the three and six months ended December 31, 2013 compared to the three and six months ended December 31, 2012 on both a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows, as well as certain contractual obligations and off balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.
Recently Adopted Accounting Pronouncements and Critical Accounting Policies. This section discusses accounting pronouncements that have been adopted by the Company. In addition, we have included a discussion of our critical accounting policy in respect of goodwill and identifiable indefinite-lived intangible assets in order to provide the results of our annual impairment testing performed during the first quarter of fiscal year 2014. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2013 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies" and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations
Comparison of the Three Months Ended December 31, 2013 versus the Three Months Ended December 31, 2012
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended December 31,				Increase (Decrease) in Net Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$509,379	100%	$387,886	100%	$121,493
Operating expenses:
Direct operating	301,074	59%	207,177	53%	(93,897)
Selling, general and administrative	87,370	17%	77,942	20%	(9,428)
Depreciation and amortization	24,388	5%	21,744	6%	(2,644)
Operating income	96,547	19%	81,023	21%	15,524
Other income (expense):
Equity in loss of nonconsolidated affiliates	(738)	NM	—	NM	(738)
Interest expense, net	(1,213)	NM	(1,284)	NM	71
Miscellaneous	17	NM	66	NM	(49)
Income from operations before income taxes	94,613	19%	79,805	21%	14,808
Income tax expense	(34,104)	(7)%	(32,894)	(8)%	(1,210)
Net income	$60,509	12%	$46,911	12%	$13,598
_________________
NM – Percentage is not meaningful
The comparability of the results of operations of the Company and the MSG Media and MSG Sports segments for the three months ended December 31, 2013 to the prior year period was impacted by the prior period's NHL work stoppage, which delayed the start of the 2012-13 regular season by approximately three months to January 19, 2013 and led to a shortened 48-game regular season. As a result, the Rangers (as well as other NHL teams whose games are telecast on MSG Networks) did not play regular season home and away games during the prior year period. During the three months ended December 31, 2013, the Rangers played 41 regular season games, of which 20 were home games and 21 were away games.
While the NHL work stoppage negatively impacted the Company's and the MSG Sports and MSG Media segments' revenues and the Company's and MSG Sports segment's AOCF, a non-GAAP measure, and operating income during the three months ended December 31, 2012, the NHL work stoppage had a favorable effect on AOCF and operating income in the MSG Media segment during that period.
See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.
Revenues
Revenues for the three months ended December 31, 2013 increased $121,493, or 31%, to $509,379 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$23,939
Increase in MSG Entertainment segment revenues	11,978
Increase in MSG Sports segment revenues	93,486
Inter-segment eliminations	(7,910)
$121,493
See above for a discussion of the NHL work stoppage during the 2012-13 season.

Direct operating expenses
Direct operating expenses for the three months ended December 31, 2013 increased $93,897, or 45%, to $301,074 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$34,888
Decrease in MSG Entertainment segment expenses	(3,789)
Increase in MSG Sports segment expenses	70,778
Increase in other expenses	3
Inter-segment eliminations	(7,983)
$93,897
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2013 increased $9,428, or 12%, to $87,370 as compared to the prior year period. The net increase is attributable to the following:

Decrease in MSG Media segment expenses	$(1,418)
Increase in MSG Entertainment segment expenses	3,669
Increase in MSG Sports segment expenses	7,498
Decrease in other expenses	(394)
Inter-segment eliminations	73
$9,428
The decrease in other expenses was primarily due to lower charitable contributions partially offset by higher professional fees.
Depreciation and amortization
Depreciation and amortization for the three months ended December 31, 2013 increased $2,644, or 12%, to $24,388 as compared to the prior year period primarily due to the Transformation, which resulted in higher depreciation expense on property and equipment placed into service partially offset by lower depreciation expense of capitalized costs associated with asset retirement obligations.
Equity in loss of nonconsolidated affiliates
Equity in loss of nonconsolidated affiliates for the three months ended December 31, 2013 reflects the amortization expense for intangible assets associated with the Azoff-MSG equity investment. The Company's share of the earnings of its equity investments in Azoff-MSG and BBLV are recorded on a three-month lag basis.
Income taxes
Income tax expense for the three months ended December 31, 2013 was $34,104. The effective tax rate of 36.0% differs from the statutory federal rate of 35% due principally to state income taxes and, to a lesser extent, the impact of non-deductible expenses. These increases are partially offset by the benefit of the federal rehabilitation credit, the impact of the domestic production activities deduction, and the tax return to book provision adjustment in connection with the filing of the Company's 2012 state income tax returns.
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

The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase in AOCF
	December 31,
	2013	2012
Operating income	$96,547	$81,023	$15,524
Share-based compensation	5,637	5,521	116
Depreciation and amortization	24,388	21,744	2,644
AOCF	$126,572	$108,288	$18,284
AOCF for the three months ended December 31, 2013 increased $18,284, or 17%, to $126,572 as compared to the prior year period. The net increase is attributable to the following:

Decrease in AOCF of the MSG Media segment	$(9,824)
Increase in AOCF of the MSG Entertainment segment	12,284
Increase in AOCF of the MSG Sports segment	15,586
Other net increases	238
$18,284
Other net increases were primarily due to lower charitable contributions partially offset by higher professional fees.
See above for a discussion of the NHL work stoppage during the 2012-13 season.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Three Months Ended December 31,				Increase (Decrease) in Operating Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$180,709	100%	$156,770	100%	$23,939
Direct operating expenses	67,588	37%	32,700	21%	(34,888)
Selling, general and administrative expenses	28,504	16%	29,922	19%	1,418
Depreciation and amortization	3,953	2%	3,965	3%	12
Operating income	$80,664	45%	$90,183	58%	$(9,519)
The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Decrease in AOCF
	December 31,
	2013	2012
Operating income	$80,664	$90,183	$(9,519)
Share-based compensation	1,177	1,470	(293)
Depreciation and amortization	3,953	3,965	(12)
AOCF	$85,794	$95,618	$(9,824)

Revenues
Revenues for the three months ended December 31, 2013 increased $23,939, or 15%, to $180,709 as compared to the prior year period. The net increase is attributable to the following:

Increase in affiliation fee revenue	$22,233
Increase in advertising revenue	5,888
Other net decreases	(4,182)
$23,939
The increase in affiliation fee revenue was primarily attributable to the return to a full NHL regular season schedule and, to a lesser extent, higher affiliation rates, with an increase in Fuse subscribers and a small decrease in MSG Networks subscribers versus the prior year period.
The increase in advertising revenue was primarily due to the return to a full NHL regular season schedule partially offset by other net advertising revenue decreases.
Other net decreases primarily reflect revenues recognized in the prior year period related to a short-term programming licensing agreement, which expired in April 2013 and, as expected, was not renewed.
See “— Comparison of the Three Months Ended December 31, 2013 versus the Three Months Ended December 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2013 increased $34,888, or 107%, to $67,588 as compared to the prior year period primarily due to higher programming acquisition costs (rights fees) and other programming costs due to the return to a full NHL regular season schedule. Programming acquisition costs (rights fees) include rights fees from the licensing of team related programming to MSG Media from the MSG Sports segment.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2013 decreased $1,418, or 5%, to $28,504 as compared to the prior year period primarily due to lower employee compensation and related benefits partially offset by an increase in allocated corporate general and administrative costs.
AOCF
AOCF for the three months ended December 31, 2013 decreased $9,824, or 10%, to $85,794 as compared to the prior year period primarily driven by higher direct operating expenses, largely offset by an increase in revenues and, to a lesser extent, lower selling, general and administrative expenses, as discussed above.
See “— Comparison of the Three Months Ended December 31, 2013 versus the Three Months Ended December 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.
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

	Three Months Ended December 31,				Increase (Decrease) in Operating Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$163,100	100%	$151,122	100%	$11,978
Direct operating expenses	101,827	62%	105,616	70%	3,789
Selling, general and administrative expenses	20,514	13%	16,845	11%	(3,669)
Depreciation and amortization	2,576	2%	2,433	2%	(143)
Operating income	$38,183	23%	$26,228	17%	$11,955

The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase in AOCF
	December 31,
	2013	2012
Operating income	$38,183	$26,228	$11,955
Share-based compensation	1,561	1,375	186
Depreciation and amortization	2,576	2,433	143
AOCF	$42,320	$30,036	$12,284
Revenues
Revenues for the three months ended December 31, 2013 increased $11,978, or 8%, to $163,100 as compared to the prior year period. The net increase is attributable to the following:

Increase in revenues from the presentation of the Radio City Christmas Spectacular franchise	$5,960
Increase in event-related revenues at the Beacon Theatre	2,377
Increase in venue-related sponsorship and signage and suite rental fee revenues	2,106
Increase in event-related revenues at The Theater at Madison Square Garden	1,535
$11,978
The increase in revenues from the presentation of the Radio City Christmas Spectacular franchise was primarily due to higher attendance at the Radio City Music Hall production of the show and an increase in both average ticket price and attendance at the theatrical productions presented outside of New York. These increases were partially offset by a lower average ticket price at the Radio City Music Hall production. The Radio City Music Hall production of the show in the prior year period was negatively impacted by Superstorm Sandy. During the 2013 holiday season more than 1,000 tickets were sold for the Radio City Music Hall production, which represents a mid-single digit percentage increase as compared to the prior year period.
The increase in event-related revenues at the Beacon Theatre was primarily due to the increase in the number of events held at the venue during the three months ended December 31, 2013 as compared to the prior year period.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to higher suite rental fee revenue as a result of new suite products which were unavailable for portions of the prior year period combined with the impact of expanded inventory and new sponsor relationships as a result of the Transformation.
The increase in event-related revenues at The Theater at Madison Square Garden was primarily due to a change in the mix of events held at the venue during the three months ended December 31, 2013 as compared to the prior year period.

Direct operating expenses
Direct operating expenses for the three months ended December 31, 2013 decreased $3,789, or 4%, to $101,827 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	$(5,339)
Increase in event-related direct operating expenses at the Beacon Theatre	975
Increase in venue operating costs	882
Increase in event-related direct operating expenses at The Theater at Madison Square Garden	413
Other net decreases	(720)
$(3,789)
The decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise was primarily due to the absence of a pre-tax impairment charge of $4,982 which was recorded during the prior year period related to a theatrical production of the show presented outside of New York.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2013 increased $3,669, or 22%, to $20,514 as compared to the prior year period primarily due to increased marketing costs associated with the reopening of the Forum and the debut of the fully transformed Madison Square Garden Arena, and higher employee compensation and related benefits.
AOCF
AOCF for the three months ended December 31, 2013 increased $12,284, or 41%, to $42,320 as compared to the prior year period primarily attributable to an increase in revenues and, to a lesser extent, lower direct operating expenses partially offset by higher selling, general and administrative expenses, as discussed above.

Results for the MSG Entertainment segment’s fiscal third quarter will include the impact of the Forum, inclusive of marketing expenses associated with the launch of the venue, as well as the beginning of the limited engagement run of the Company's new large-scale theatrical production for Radio City Music Hall, Heart and Lights. In addition, given that Heart and Lights will be utilizing the majority of available days at Radio City Music Hall for load-in and rehearsals until the show’s debut on March 27, 2014, the booking availability of the venue will be very limited in the fiscal third quarter.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Three Months Ended December 31,				(Increase) Decrease in Operating Loss
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$183,389	100%	$89,903	100%	$93,486
Direct operating expenses	149,601	82%	78,823	88%	(70,778)
Selling, general and administrative expenses	34,105	19%	26,607	30%	(7,498)
Depreciation and amortization	2,594	1%	2,795	3%	201
Operating loss	$(2,911)	(2)%	$(18,322)	(20)%	$15,411

The following is a reconciliation of operating loss to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	December 31,
	2013	2012
Operating loss	$(2,911)	$(18,322)	$15,411
Share-based compensation	1,419	1,043	376
Depreciation and amortization	2,594	2,795	(201)
AOCF	$1,102	$(14,484)	$15,586

Revenues
Revenues for the three months ended December 31, 2013 increased $93,486, or 104%, to $183,389 as compared to the prior year period. The net increase is attributable to the following:

Increase in professional sports teams’ pre/regular season ticket-related revenue	$45,612
Increase in suite rental fee revenue	11,805
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	10,571
Increase in professional sports teams’ sponsorship and signage revenues	8,635
Increase in broadcast rights fees from MSG Media	7,983
Increase in revenues from league distributions	6,509
Other net increases	2,371
$93,486
The increase in professional sports teams' pre/regular season ticket-related revenue was primarily driven by the return to a full Rangers regular season schedule. This increase also reflects, to a lesser extent, an additional pre-season Knicks game and higher average Knicks per-game revenue, inclusive of the impact of the return to pre-Transformation seating capacity.
The increase in suite rental fee revenue was primarily due to the return to a full Rangers regular season schedule and the impact of new suite products which were unavailable for portions of the prior year period.
The increase in professional sports teams' pre/regular season food, beverage and merchandise sales was primarily due to the return to a full Rangers regular season schedule and, to a lesser extent, more NBA home games played during the current year period as compared to the prior year.
The increase in professional sports teams' sponsorship and signage revenues primarily reflects the return to a full Rangers regular season schedule and, to a lesser extent, expanded inventory and new sponsor relationships as a result of the Transformation.
The increase in broadcast rights fees from MSG Media was primarily due to the return to a full Rangers regular season schedule.
The increase in revenues from league distributions was primarily due to the return to a full Rangers regular season schedule.
See “— Comparison of the Three Months Ended December 31, 2013 versus the Three Months Ended December 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.

Direct operating expenses
Direct operating expenses for the three months ended December 31, 2013 increased $70,778, or 90%, to $149,601 as compared to the prior year period. The net increase is attributable to the following:

Increase in team personnel compensation	$33,172
Increase in net provisions for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs)	16,083
Increase in other team operating expenses	12,516
Increase in professional sports teams' pre/regular season expense associated with food, beverage and merchandise sales	5,190
Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	1,287
Other net increases	2,530
$70,778
The increase in team personnel compensation was primarily due to the return to a full Rangers regular season schedule.
Net provisions for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs) and certain team personnel transactions (including the impact of NBA luxury tax) were as follows:

	Three Months Ended December 31,		Increase
	2013	2012
Net provisions for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs)	$21,752	$5,669	$16,083
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	3,548	2,261	1,287
The increase in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects higher NBA luxury tax of $9,547 and higher net provisions for NBA and NHL revenue sharing expense of $6,536. The increase in provisions for NBA luxury tax for the three months ended December 31, 2013 was primarily due to the change in the luxury tax rate structure beginning with the 2013-14 season and, to a lesser extent, higher aggregate player salaries. The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) was primarily attributable to higher estimated NBA revenue sharing expense for the 2013-14 season, the absence of an adjustment to the 2011-12 season revenue sharing which was recorded in the prior year period and higher estimated NHL revenue sharing expense due to the return to a full Rangers regular season schedule. The actual amounts for the 2013-14 season may vary significantly from the recorded provisions based on actual operating results for the league and all teams for the season and other factors.
Team personnel transactions for the three months ended December 31, 2013 reflect provisions recorded for player waivers/contract terminations. Team personnel transactions for the three months ended December 31, 2012 reflect provisions recorded for season-ending player injuries of $2,061 and player waivers/contract terminations of $200.
The increase in other team operating expenses was primarily due to the return to a full Rangers regular season schedule and, to a lesser extent, higher professional fees.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2013 increased $7,498, or 28%, to $34,105 as compared to the prior year period. The increase was primarily driven by an increase in employee compensation and related benefits, the return to a full Rangers regular season schedule, higher allocated corporate general and administrative costs and, to a lesser extent, increased marketing costs associated with the debut of the fully transformed Madison Square Garden Arena.
AOCF
AOCF for the three months ended December 31, 2013 increased $15,586, or 108%, to $1,102 as compared to the prior year period due to higher revenues largely offset by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above.

See “— Comparison of the Three Months Ended December 31, 2013 versus the Three Months Ended December 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.
Comparison of the Six Months Ended December 31, 2013 versus the Six Months Ended December 31, 2012
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Six Months Ended December 31,				Increase (Decrease) in Net Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$724,964	100%	$592,052	100%	$132,912
Operating expenses:
Direct operating	381,158	53%	279,918	47%	(101,240)
Selling, general and administrative	160,201	22%	149,477	25%	(10,724)
Depreciation and amortization	47,195	7%	41,444	7%	(5,751)
Operating income	136,410	19%	121,213	20%	15,197
Other income (expense):
Equity in loss of nonconsolidated affiliates	(738)	NM	—	NM	(738)
Interest expense, net	(2,501)	NM	(2,414)	NM	(87)
Miscellaneous	23	NM	102	NM	(79)
Income from operations before income taxes	133,194	18%	118,901	20%	14,293
Income tax expense	(48,817)	(7)%	(51,385)	(9)%	2,568
Net income	$84,377	12%	$67,516	11%	$16,861
_________________
NM – Percentage is not meaningful
The comparability of the results of operations of the Company and the MSG Media and MSG Sports segments for the six months ended December 31, 2013 to the prior year period was impacted by the prior period's NHL work stoppage, which delayed the start of the 2012-13 regular season by approximately three months to January 19, 2013 and led to a shortened 48-game regular season. As a result, the Rangers (as well as other NHL teams whose games are telecast on MSG Networks) did not play regular season home and away games during the prior year period. During the six months ended December 31, 2013, the Rangers played 41 regular season games, of which 20 were home games and 21 were away games.
While the NHL work stoppage negatively impacted the Company's and the MSG Sports and MSG Media segments' revenues and the Company's and MSG Sports segment's AOCF, a non-GAAP measure, and operating income during the six months ended December 31, 2012, the NHL work stoppage had a favorable effect on AOCF and operating income in the MSG Media segment during that period.
See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.
Revenues
Revenues for the six months ended December 31, 2013 increased $132,912, or 22%, to $724,964 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$31,016
Increase in MSG Entertainment segment revenues	9,826
Increase in MSG Sports segment revenues	100,087
Increase in other revenues	35
Inter-segment eliminations	(8,052)
$132,912

See above for a discussion of the NHL work stoppage during the 2012-13 season.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2013 increased $101,240, or 36%, to $381,158 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$36,022
Decrease in MSG Entertainment segment expenses	(4,173)
Increase in MSG Sports segment expenses	77,606
Increase in other expenses	3
Inter-segment eliminations	(8,218)
$101,240

Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2013 increased $10,724, or 7%, to $160,201 as compared to the prior year period. The net increase is attributable to the following:

Decrease in MSG Media segment expenses	$(698)
Increase in MSG Entertainment segment expenses	4,254
Increase in MSG Sports segment expenses	5,902
Increase in other expenses	1,100
Inter-segment eliminations	166
$10,724
The increase in other expenses was primarily driven by higher professional fees mainly related to business development and other initiatives partially offset by lower charitable contributions.
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2013 increased $5,751, or 14%, to $47,195 as compared to the prior year period due to higher depreciation and amortization expense on property and equipment partially offset by lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized during fiscal year 2013. The increase in depreciation and amortization expense on property and equipment was primarily due to the Transformation, which resulted in higher depreciation expense on property and equipment placed into service partially offset by lower depreciation expense of capitalized costs associated with asset retirement obligations.
Equity in loss of nonconsolidated affiliates
Equity in loss of nonconsolidated affiliates for the six months ended December 31, 2013 reflects the amortization expense for intangible assets associated with the Azoff-MSG equity investment. The Company's share of the earnings of its equity investments in Azoff-MSG and BBLV are recorded on a three-month lag basis.
Income taxes
Income tax expense for the six months ended December 31, 2013 was $48,817. The effective tax rate of 36.7% differs from the statutory federal rate of 35% due principally to state income taxes and, to a lesser extent, the impact of non-deductible expenses. These increases are partially offset by the benefit of the federal rehabilitation credit, the impact of the domestic production activities deduction, and the tax return to book provision adjustment in connection with the filing of the Company's 2012 federal and state income tax returns.
Income tax expense for the six months ended December 31, 2012 was $51,385. The effective tax rate of 43.2% differs from the statutory federal rate of 35% due principally to state income taxes, nondeductible expenses and an increase in federal income tax expense recorded in connection with the filing of the Company's 2011 income tax returns offset by the tax benefit resulting from the domestic production activities deduction.

AOCF
The following is a reconciliation of operating income to AOCF:

	Six Months Ended		Increase (Decrease) in AOCF
	December 31,
	2013	2012
Operating income	$136,410	$121,213	$15,197
Share-based compensation	8,467	8,940	(473)
Depreciation and amortization	47,195	41,444	5,751
AOCF	$192,072	$171,597	$20,475
AOCF for the six months ended December 31, 2013 increased $20,475, or 12%, to $192,072 as compared to the prior year period. The net increase is attributable to the following:

Decrease in AOCF of the MSG Media segment	$(5,078)
Increase in AOCF of the MSG Entertainment segment	9,833
Increase in AOCF of the MSG Sports segment	17,048
Other net decreases	(1,328)
$20,475
Other net decreases were primarily driven by higher professional fees mainly related to business development and other initiatives partially offset by lower charitable contributions.
See above for a discussion of the NHL work stoppage during the 2012-13 season.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Six Months Ended December 31,				Increase (Decrease) in Operating Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$347,324	100%	$316,308	100%	$31,016
Direct operating expenses	126,351	36%	90,329	29%	(36,022)
Selling, general and administrative expenses	55,631	16%	56,329	18%	698
Depreciation and amortization	7,975	2%	8,454	3%	479
Operating income	$157,367	45%	$161,196	51%	$(3,829)
The following is a reconciliation of operating income to AOCF:

	Six Months Ended		Decrease in AOCF
	December 31,
	2013	2012
Operating income	$157,367	$161,196	$(3,829)
Share-based compensation	1,902	2,672	(770)
Depreciation and amortization	7,975	8,454	(479)
AOCF	$167,244	$172,322	$(5,078)

Revenues
Revenues for the six months ended December 31, 2013 increased $31,016, or 10%, to $347,324 as compared to the prior year period. The net increase is attributable to the following:

Increase in affiliation fee revenue	$30,924
Increase in advertising revenue	8,431
Other net decreases	(8,339)
$31,016
The increase in affiliation fee revenue was primarily attributable to the return to a full NHL regular season schedule and higher affiliation rates, with an increase in Fuse subscribers and a small decrease in MSG Networks subscribers versus the prior year period.
The increase in advertising revenue was primarily due to the return to a full NHL regular season schedule.
Other net decreases primarily reflect revenues recognized in the prior year period related to a short-term programming licensing agreement, which expired in April 2013 and, as expected, was not renewed.
See “— Comparison of the Six Months Ended December 31, 2013 versus the Six Months Ended December 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2013 increased $36,022, or 40%, to $126,351 as compared to the prior year period primarily due to higher programming acquisition costs (rights fees) and other programming costs due to the return to a full NHL regular season schedule. Programming acquisition costs (rights fees) include rights fees from the licensing of team related programming to MSG Media from the MSG Sports segment.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2013 decreased $698, or 1%, to $55,631 as compared to the prior year period primarily due to lower employee compensation and related benefits, with the overall decline being partially offset by an increase in allocated corporate general and administrative costs.
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2013 decreased $479, or 6%, to $7,975 as compared to the prior year period primarily due to lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized during fiscal year 2013 partially offset by an increase in depreciation and amortization expense on property and equipment.
AOCF
AOCF for the six months ended December 31, 2013 decreased $5,078, or 3%, to $167,244 as compared to the prior year period primarily driven by higher direct operating expenses largely offset by an increase in revenues, as discussed above.
See “— Comparison of the Six Months Ended December 31, 2013 versus the Six Months Ended December 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.

MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Six Months Ended December 31,				Increase (Decrease) in Operating Income
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$191,725	100%	$181,899	100%	$9,826
Direct operating expenses	129,801	68%	133,974	74%	4,173
Selling, general and administrative expenses	37,190	19%	32,936	18%	(4,254)
Depreciation and amortization	4,960	3%	4,791	3%	(169)
Operating income	$19,774	10%	$10,198	6%	$9,576

The following is a reconciliation of operating income to AOCF:

	Six Months Ended		Increase in AOCF
	December 31,
	2013	2012
Operating income	$19,774	$10,198	$9,576
Share-based compensation	2,576	2,488	88
Depreciation and amortization	4,960	4,791	169
AOCF	$27,310	$17,477	$9,833
Revenues
Revenues for the six months ended December 31, 2013 increased $9,826, or 5%, to $191,725 as compared to the prior year period. The net increase is attributable to the following:

Increase in revenues from the presentation of the Radio City Christmas Spectacular franchise	$5,911
Increase in venue-related sponsorship and signage and suite rental fee revenues	3,137
Increase in event-related revenues at The Theater at Madison Square Garden	1,471
Increase in event-related revenues at the Beacon Theatre	1,206
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	(2,157)
Other net increases	258
$9,826
The increase in revenues from the presentation of the Radio City Christmas Spectacular franchise was primarily due to higher attendance at the Radio City Music Hall production of the show and an increase in both average ticket price and attendance at the theatrical productions presented outside of New York. These increases were partially offset by a lower average ticket price at the Radio City Music Hall production. The Radio City Music Hall production of the show in the prior year period was negatively impacted by Superstorm Sandy. During the 2013 holiday season more than 1,000 tickets were sold for the Radio City Music Hall production, which represents a mid-single digit percentage increase as compared to the prior year period.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to higher suite rental fee revenue as a result of new suite products which were unavailable for portions of the prior year period combined with the impact of expanded inventory and new sponsor relationships as a result of the Transformation partially offset by the planned reduction in certain suite products due to the Transformation and the impact of the off-season shutdowns.
The increase in event-related revenues at The Theater at Madison Square Garden was primarily due to a change in the mix of events held at the venue during the six months ended December 31, 2013 as compared to the prior year period.
The increase in event-related revenues at the Beacon Theatre was primarily due to the increase in the number of events held at the venue during the six months ended December 31, 2013 as compared to the prior year period.

The decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily driven by the impact from the absence of Cirque du Soleil's Zarkana, which was presented at the venue during the prior year period, and, to a lesser extent, fewer other events held at the venue as compared to the prior year period. These declines were largely offset by revenues associated with NBC's America's Got Talent which was broadcast live from the venue during the current year period.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2013 decreased $4,173, or 3%, to $129,801 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	$(5,082)
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	(314)
Increase in event-related direct operating expenses at The Theater at Madison Square Garden	421
Increase in event-related direct operating expenses at the Beacon Theatre	570
Increase in venue operating costs	754
Other net decreases	(522)
$(4,173)
The decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise was primarily due to the absence of a pre-tax impairment charge of $4,982 which was recorded during the prior year period related to a theatrical production of the show presented outside of New York.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2013 increased $4,254, or 13%, to $37,190 as compared to the prior year period primarily due to increased marketing costs associated with the reopening of the Forum and the debut of the fully transformed Madison Square Garden Arena, and higher employee compensation and related benefits.
AOCF
AOCF for the six months ended December 31, 2013 increased $9,833, or 56%, to $27,310 as compared to the prior year period primarily attributable to an increase in revenues and, to a lesser extent, lower direct operating expenses partially offset by higher selling, general and administrative expenses, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Six Months Ended December 31,				(Increase) Decrease in Operating Loss
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$221,554	100%	$121,467	100%	$100,087
Direct operating expenses	160,891	73%	83,285	69%	(77,606)
Selling, general and administrative expenses	58,908	27%	53,006	44%	(5,902)
Depreciation and amortization	5,076	2%	5,598	5%	522
Operating loss	$(3,321)	(1)%	$(20,422)	(17)%	$17,101

The following is a reconciliation of operating loss to AOCF:

	Six Months Ended		Increase (Decrease) in AOCF
	December 31,
	2013	2012
Operating loss	$(3,321)	$(20,422)	$17,101
Share-based compensation	2,270	1,801	469
Depreciation and amortization	5,076	5,598	(522)
AOCF	$4,025	$(13,023)	$17,048
Revenues
Revenues for the six months ended December 31, 2013 increased $100,087, or 82%, to $221,554 as compared to the prior year period. The net increase is attributable to the following:

Increase in professional sports teams' pre/regular season ticket-related revenue	$45,965
Increase in suite rental fee revenue	15,781
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	10,527
Increase in professional sports teams' sponsorship and signage revenues	8,777
Increase in broadcast rights fees from MSG Media	8,217
Increase in revenues from league distributions	7,772
Other net increases	3,048
$100,087
The increase in professional sports teams' pre/regular season ticket-related revenue was primarily driven by the return to a full Rangers regular season schedule. This increase also reflects, to a lesser extent, an additional pre-season Knicks game and higher average Knicks per-game revenue, inclusive of the impact of the return to pre-Transformation seating capacity.
The increase in suite rental fee revenue was primarily due to the impact of new suite products which were unavailable for portions of the prior year period and the return to a full Rangers regular season schedule partially offset by the planned reduction in certain suite products due to the Transformation and the impact of the off-season shutdowns.
The increase in professional sports teams' pre/regular season food, beverage and merchandise sales was primarily due to the return to a full Rangers regular season schedule and, to a lesser extent, more NBA home games played during the current year period as compared to the prior year.
The increase in professional sports teams' sponsorship and signage revenues primarily reflects the return to a full Rangers regular season schedule and, to a lesser extent, expanded inventory and new sponsor relationships as a result of the Transformation.
The increase in broadcast rights fees from MSG Media was primarily due to the return to a full Rangers regular season schedule.
The increase in revenues from league distributions was primarily due to the return to a full Rangers regular season schedule.
See “— Comparison of the Six Months Ended December 31, 2013 versus the Six Months Ended December 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.

Direct operating expenses
Direct operating expenses for the six months ended December 31, 2013 increased $77,606, or 93%, to $160,891 as compared to the prior year period. The net increase is attributable to the following:

Increase in team personnel compensation	$33,282
Increase in other team operating expenses	17,988
Increase in net provisions for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs)	15,906
Increase in professional sports teams' pre/regular season expense associated with food, beverage and merchandise sales	5,156
Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	2,120
Other net increases	3,154
$77,606
The increase in team personnel compensation was primarily due to the return to a full Rangers regular season schedule.
The increase in other team operating expenses was primarily due to the return to a full Rangers regular season schedule and, to a lesser extent, higher professional fees and the absence of a league expense recoupment which was recorded in the prior year period.
Net provisions for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs) and certain team personnel transactions (including the impact of NBA luxury tax) were as follows:

	Six Months Ended
	December 31,
	2013	2012	Increase
Net provisions for NBA luxury tax and NBA and NHL revenue sharing expense (excluding playoffs)	$21,634	$5,728	$15,906
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	4,976	2,856	2,120
The increase in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects higher NBA luxury tax of $9,547 and higher net provisions for NBA and NHL revenue sharing expense of $6,359. The increase in provisions for NBA luxury tax for the six months ended December 31, 2013 was primarily due to the change in the luxury tax rate structure beginning with the 2013-14 season and, to a lesser extent, higher aggregate player salaries. The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) was primarily attributable to higher estimated NBA revenue sharing expense for the 2013-14 season, the absence of an adjustment to the 2011-12 season revenue sharing which was recorded in the prior year period and higher estimated NHL revenue sharing expense due to the return to a full Rangers regular season schedule. The actual amounts for the 2013-14 season may vary significantly from the recorded provisions based on actual operating results for the league and all teams for the season and other factors.
Team personnel transactions for the six months ended December 31, 2013 reflect provisions recorded for player waivers/contract terminations and player trades of $3,548 and $1,428, respectively. Team personnel transactions for the six months ended December 31, 2012 reflect provisions recorded for season-ending player injuries of $2,061, player trades of $595 and player waivers/contract terminations of $200.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2013 increased $5,902, or 11%, to $58,908 as compared to the prior year period. The increase was primarily driven by higher allocated corporate general and administrative costs, the return to a full Rangers regular season schedule and, to a lesser extent, increased marketing costs associated with the debut of the fully transformed Madison Square Garden Arena.

AOCF
AOCF for the six months ended December 31, 2013 increased $17,048, or 131%, to $4,025, as compared to the prior year period primarily due to higher revenues largely offset by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above.
See “— Comparison of the Six Months Ended December 31, 2013 versus the Six Months Ended December 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.
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
We closed The Garden and The Theater at Madison Square Garden during the off-seasons following the Knicks' and Rangers' playoffs in 2011, 2012 and 2013 due to the Transformation. Both venues reopened in October 2013 and the Transformation is now substantially complete. Construction costs for the Transformation incurred through December 31, 2013 were approximately $1,025,000 of which approximately $109,000 was incurred during the six months ended December 31, 2013. We expect total Transformation construction costs not to exceed $1,050,000, inclusive of various reserves for contingencies.
In June 2012, we acquired the Forum, an iconic venue in Inglewood, CA and the renovation of the venue is now substantially complete. We expect our total acquisition and renovation costs of the Forum to be approximately $120,000, net of certain tax credits and expected loan forgiveness. Acquisition and renovation costs of the Forum, net of certain tax credits and expected loan forgiveness, incurred through December 31, 2013 was approximately $103,100. The Forum officially reopened on January 15, 2014.
In September 2013, the Company acquired a 50% interest in Azoff-MSG for a purchase price of $125,000. The Company provides a $50,000 revolving credit facility to the entity.
We believe we have sufficient liquidity, including approximately $155,000 in cash and cash equivalents as of December 31, 2013, along with available borrowing capacity under our Revolving Credit Facility to fund amounts due related to the Transformation and the Forum, our other initiatives and for general corporate purposes.
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
Financing Agreements
Revolving Credit Facility
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $375,000 with a term of five years. The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of December 31, 2013, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, to fund other initiatives and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of December 31, 2013, there was $7,000 in letters of credit issued and outstanding under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of December 31, 2013 was $368,000.
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
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2013 increased by $19,902 to $223,867 as compared to the prior year period driven by an increase of $16,786 resulting from net income and other non-cash items and an increase of $3,116 from changes in assets and liabilities.
The increase resulting from changes in assets and liabilities was primarily due to (i) an increase during the six months ended December 31, 2013 in accounts payable of $5,655 as compared to a decrease of $12,764 during the prior year period, (ii) an increase during the six months ended December 31, 2013 in deferred revenue of $91,440 as compared to an increase of $84,258 during the prior year period, (iii) an increase during the six months ended December 31, 2013 in prepaid expenses and other assets of $24,195 as compared to an increase of $29,030 during the prior year period, (iv) an increase during the six months ended December 31, 2013 in deferred income taxes of $10,491 as compared to an increase of $6,353 during the prior year period and (v) an increase during the six months ended December 31, 2013 in accounts receivable of $4,238 as compared to an increase of $6,308 during the prior year period. These increases were largely offset by an increase during the six months ended December 31, 2013 in accrued and other liabilities of $11,015 as compared to an increase of $34,514 during the prior year period and an increase during the six months ended December 31, 2013 in net related party receivables of $7,817 as compared to a decrease of $3,037 during the prior year period.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2013 increased by $186,681 to $345,994 as compared to the prior year period due to the Company's acquisition of a 50% interest in Azoff-MSG and an investment in BBLV in September 2013 and August 2013, respectively and, to a lesser extent, higher capital expenditures and a loan to Azoff-MSG. The increase in capital expenditures was primarily due to the renovation of the Forum partially offset by lower capital expenditures associated with the Transformation.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2013 decreased by $1,301 to $1,257 as compared to the prior year period. This decrease is primarily due to lower taxes paid in lieu of shares issued for equity-based compensation and higher excess tax benefit on share-based awards partially offset by lower proceeds from stock option exercises during the six months ended December 31, 2013 as compared to the prior year period.
Contractual Obligations and Off Balance Sheet Arrangements
In addition to the contractual obligations and off balance sheet arrangements described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations and Off Balance Sheet Arrangements" included in the Company's Annual Report on Form 10-K for the year ended June 30, 2013, during the current fiscal year the Company agreed to provide up to $50,000 of revolving credit loans to its fifty percent owned joint venture, Azoff-MSG.
Seasonality of Our Business
The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of our fiscal year (see “ — Results of Operations — Comparison of the Three Months Ended December 31, 2013 versus the Three Months Ended December 31, 2012 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season). The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of our fiscal year. In addition, see "— Liquidity and Capital Resources" for a discussion of the off-season shutdowns of The Garden and The Theater at Madison Square Garden due to the Transformation.
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
Critical Accounting Policies
The following discussion has been included only to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2014. Accordingly, we have not repeated herein a discussion of the Company's other critical accounting policies as set forth in our Annual Report on Form 10-K for the year ended June 30, 2013.
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
The goodwill balance reported on the Company's balance sheet as of December 31, 2013 by reportable segment is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the first quarter of fiscal year 2014, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment during the first fiscal quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis, according to which an impairment charge is recognized for the amount of the asset's carrying amount exceeding the fair value, if the Company (1) determines that such an impairment is more likely than not to exist, or (2) forgoes the qualitative assessment entirely. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of December 31, 2013 by reportable segment:

Sports franchises (MSG Sports segment)	$96,215
Trademarks (MSG Entertainment segment)	62,421
$158,636
During the first quarter of fiscal year 2014, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures on this matter made in the Company's Annual Report on Form 10-K for the year ended June 30, 2013.

Item 4. Controls and Procedures
The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective as of December 31, 2013, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of February, 2014.

The Madison Square Garden Company

By:	/S/ ROBERT M. POLLICHINO
	Name:	Robert M. Pollichino
	Title:	Executive Vice President and Chief
Financial Officer