Form 10-Q
period 2014-03-31
Madison Square Garden Co
filed 2014-05-02
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 30, 2014:

Class A Common Stock par value $0.01 per share	—	63,589,073
Class B Common Stock par value $0.01 per share	—	13,588,555

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2014	June 30, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$76,545	$277,913
Restricted cash	16,663	8,413
Accounts receivable, net	200,107	145,728
Net related party receivables	25,968	18,565
Prepaid expenses	39,877	41,215
Other current assets	28,038	20,339
Total current assets	387,198	512,173
Investments in and loans to nonconsolidated affiliates	186,927	—
Property and equipment, net	1,273,760	1,135,180
Amortizable intangible assets, net	82,906	90,705
Indefinite-lived intangible assets	163,839	158,636
Goodwill	742,492	742,492
Other assets	101,997	93,028
Total assets	$2,939,119	$2,732,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$20,075	$16,006
Net related party payables	862	283
Accrued liabilities:
Employee related costs	82,149	70,663
Other accrued liabilities	246,656	221,405
Deferred revenue	274,275	237,537
Total current liabilities	624,017	545,894
Defined benefit and other postretirement obligations	61,091	59,726
Other employee related costs	46,315	45,370
Other liabilities	63,069	58,536
Deferred tax liability	549,725	543,753
Total liabilities	1,344,217	1,253,279
Commitments and contingencies (Note 10)
Stockholders' Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 63,589 and 63,268 shares outstanding as of March 31, 2014 and June 30, 2013, respectively	639	639
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of March 31, 2014 and June 30, 2013	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,076,097	1,070,764
Treasury stock, at cost, 317 and 596 shares as of March 31, 2014 and June 30, 2013, respectively	(7,537)	(14,179)
Retained earnings	541,225	437,794
Accumulated other comprehensive loss	(15,658)	(16,219)
Total stockholders' equity	1,594,902	1,478,935
Total liabilities and stockholders' equity	$2,939,119	$2,732,214
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues (including related party revenues of $47,531 and $46,169 for the three months ended March 31, 2014 and 2013, respectively, and $138,872 and $131,271 for the nine months ended March 31, 2014 and 2013, respectively)	$458,956	$412,406	$1,183,920	$1,004,458
Operating expenses:
Direct operating (including related party expenses of $4,344 and $3,497 for the three months ended March 31, 2014 and 2013, respectively, and $10,845 and $9,892 for the nine months ended March 31, 2014 and 2013, respectively)	300,888	246,442	682,046	526,360
Selling, general and administrative (including related party expenses of $4,465 and $3,232 for the three months ended March 31, 2014 and 2013, respectively, and $12,019 and $9,754 for the nine months ended March 31, 2014 and 2013, respectively)	100,945	79,183	261,146	228,660
Depreciation and amortization	29,674	22,995	76,869	64,439
	431,507	348,620	1,020,061	819,459
Operating income	27,449	63,786	163,859	184,999
Other income (expense):

Equity in earnings (loss) of nonconsolidated affiliates	663	—	(75)	—
Interest income (including interest income from nonconsolidated affiliates of $154 and $276 for the three and nine months ended March 31, 2014, respectively)	628	530	1,742	1,682
Interest expense	(1,763)	(1,723)	(5,378)	(5,289)
Miscellaneous	72	3,373	95	3,475
	(400)	2,180	(3,616)	(132)
Income from operations before income taxes	27,049	65,966	160,243	184,867
Income tax expense	(7,995)	(27,517)	(56,812)	(78,902)
Net income	$19,054	$38,449	$103,431	$105,965
Basic earnings per common share	$0.25	$0.50	$1.34	$1.39
Diluted earnings per common share	$0.24	$0.49	$1.32	$1.36
Weighted-average number of common shares outstanding:
Basic	77,162	76,537	77,069	76,022
Diluted	78,211	78,041	78,142	77,900
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2014		2013		2014		2013
Net income		$19,054		$38,449		$103,431		$105,965
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amortization of net actuarial loss included in net periodic benefit cost	$347		$500		$1,069		$1,593
Amortization of net prior service credit included in net periodic benefit cost	(32)	$315	(35)	$465	(95)	$974	(105)	$1,488
Net changes related to available-for-sale securities		—		4,578		—		5,087
Other comprehensive income, before income taxes		315		5,043		974		6,575
Income tax expense related to items of other comprehensive income		(132)		(2,122)		(413)		(2,774)
Other comprehensive income		183		2,921		561		3,801
Comprehensive income		$19,237		$41,370		$103,992		$109,766

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$103,431	$105,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,869	64,439
Impairment of deferred costs	—	4,982
Amortization of deferred financing costs	1,635	1,635
Share-based compensation expense related to equity classified awards	17,057	13,854
Gain on sale of investment	—	(3,130)
Excess tax benefit on share-based awards	(6,559)	(8,298)
Equity in loss of nonconsolidated affiliates	75	—
Provision for doubtful accounts	64	(145)
Change in assets and liabilities:
Accounts receivable, net	(54,443)	(48,134)
Net related party receivables	(7,385)	(347)
Prepaid expenses and other assets	(25,215)	(3,630)
Accounts payable	243	(23,793)
Net related party payables	579	375
Accrued and other liabilities	67,278	44,194
Deferred revenue	36,738	28,580
Deferred income taxes	6,681	4,215
Net cash provided by operating activities	217,048	180,762
Cash flows from investing activities:
Capital expenditures	(242,745)	(196,687)
Proceeds from sale of investment	—	44,136
Proceeds from renovation loan (Note 8)	18,000	—
Payments for acquisition of assets	(1,488)	—
Investments in and loans to nonconsolidated affiliates	(186,893)	—
Net cash used in investing activities	(413,126)	(152,551)
Cash flows from financing activities:
Principal payments on capital lease obligations	(190)	(211)
Proceeds from stock option exercises	707	6,767
Taxes paid in lieu of shares issued for equity-based compensation	(12,366)	(21,148)
Excess tax benefit on share-based awards	6,559	8,298
Net cash used in financing activities	(5,290)	(6,294)
Net increase (decrease) in cash and cash equivalents	(201,368)	21,917
Cash and cash equivalents at beginning of period	277,913	206,500
Cash and cash equivalents at end of period	$76,545	$228,417

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$44,448	$25,267
Asset retirement obligations	—	1,722
Cash due from related party associated with exercise of stock options	18	—
Acquisition of assets not yet paid	3,715	—

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2013	$775	$1,070,764	$(14,179)	$437,794	$(16,219)	$1,478,935
Net income	—	—	—	103,431	—	103,431
Other comprehensive income	—	—	—	—	561	561
Comprehensive income						103,992
Exercise of options	—	(254)	979	—	—	725
Share-based compensation expense	—	17,057	—	—	—	17,057
Tax withholding associated with shares issued for equity-based compensation	—	(12,366)	—	—	—	(12,366)
Excess tax benefit on share-based awards	—	6,559	—	—	—	6,559
Shares issued upon Restricted Stock Units vesting	—	(5,663)	5,663	—	—	—
Balance as of March 31, 2014	$775	$1,076,097	$(7,537)	$541,225	$(15,658)	$1,594,902

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2012	$764	$1,070,046	$(22,047)	$295,412	$(24,162)	$1,320,013
Net income	—	—	—	105,965	—	105,965
Other comprehensive income	—	—	—	—	3,801	3,801
Comprehensive income						109,766
Exercise of options	10	6,757	—	—	—	6,767
Share-based compensation expense	—	13,854	—	—	—	13,854
Tax withholding associated with shares issued for equity-based compensation	—	(21,148)	—	—	—	(21,148)
Excess tax benefit on share-based awards, net	—	7,608	—	—	—	7,608
Shares issued upon Restricted Stock Units vesting	—	(7,856)	7,856	—	—	—
Balance as of March 31, 2013	$774	$1,069,261	$(14,191)	$401,377	$(20,361)	$1,436,860

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
The Company is a fully integrated sports, entertainment and media business. The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company's venues. MSG Media includes the Company's regional sports networks, MSG Network and MSG+, collectively the "MSG Networks," and "Fuse," a national television network dedicated to music. MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular featuring the Radio City Rockettes (the "Rockettes"), that are performed in the Company's and other venues. MSG Sports owns and operates the following sports franchises: the New York Knicks (the "Knicks") of the National Basketball Association (the "NBA"), the New York Rangers (the "Rangers") of the National Hockey League (the "NHL"), the New York Liberty (the "Liberty") of the Women's National Basketball Association (the "WNBA"), the Hartford Wolf Pack of the American Hockey League (the "AHL"), which is the primary player development team for the Rangers, and an NBA Development League franchise. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of Knicks, Rangers and Liberty games.
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
Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2013. The financial statements as of March 31, 2014 and for the three and nine months ended March 31, 2014 and 2013 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company's fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company's fiscal year.
The comparability of the results of operations of the Company and the MSG Media and MSG Sports segments for the three and nine months ended March 31, 2014 to the prior year periods was impacted by the prior period's NHL work stoppage, which

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

delayed the start of the 2012-13 regular season by approximately three months to January 19, 2013 and led to a shortened 48-game regular season. In addition, the Company closed The Garden and The Theater at Madison Square Garden during the off-seasons following the Knicks' and Rangers' playoffs in calendar years 2011, 2012 and 2013 due to the comprehensive transformation of The Garden into a state-of-the-art arena (the "Transformation").
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

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 changes the criteria for reporting a discontinued operation while enhancing disclosures in this area. This standard will be effective for the Company beginning in its first quarter of fiscal 2016. Early adoption of the standard is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.
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
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Weighted-average shares for basic EPS	77,162	76,537	77,069	76,022
Dilutive effect of shares issuable under share-based compensation plans	1,049	1,504	1,073	1,878
Weighted-average shares for diluted EPS	78,211	78,041	78,142	77,900
Anti-dilutive shares	—	—	—	24
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players and certain other team personnel on the Company's sports teams for (i) season-ending injuries, (ii) trades and (iii) waivers and contract termination costs ("Team Personnel Transactions"). Team Personnel Transactions amounted to $10,814 and $15,238 for the three months ended March 31, 2014 and 2013, respectively, and $16,622 and $18,368 for the nine months ended March 31, 2014 and 2013, respectively.
Note 6. Investments in Nonconsolidated Affiliates
The Company’s equity method investments include the Company’s investments in Azoff MSG Entertainment LLC (“Azoff-MSG”), Brooklyn Bowl Las Vegas, LLC (“BBLV”) and Tribeca Enterprises LLC (“Tribeca Enterprises”).
In September 2013, the Company acquired a 50% interest in Azoff-MSG for $125,000. The Azoff-MSG entity owns and operates certain existing businesses and is also pursuing various business concepts in the entertainment industry, some of which are already in the development stage. The Company agreed to provide up to $50,000 of revolving credit loans to Azoff-MSG. As of March 31, 2014, the Company’s investment in Azoff-MSG was $126,355 inclusive of transaction costs related to the acquisition. The Company determined that Azoff-MSG is not a variable interest entity (“VIE”) and therefore the investment was analyzed under the voting model. The Company determined that due to a lack of a voting majority and consistent with the accounting for partnership (or similar entities) interests, it does not control Azoff-MSG. Accordingly, the Company accounts for its investment under the equity method of accounting.
As of the acquisition date the carrying amount of the investment was greater than the Company’s equity in the underlying assets of Azoff-MSG by approximately $125,600 due to the difference in the carrying amounts of goodwill and amortizable intangible assets. Based upon the final valuation, the difference attributable to amortizable intangible assets was $17,350 at the time of acquisition which is being amortized straight-line over the expected useful lives of the intangible assets, which range from 5 to 7 years. Amortization expense for intangible assets was $635 and $1,373 for the three and nine months ended March 31, 2014, respectively, which is reflected in equity in earnings (loss) of nonconsolidated affiliates in the accompanying consolidated statements of operations. During the three months ended March 31, 2014, Azoff-MSG borrowed $11,000 under the unsecured credit facility with the Company. The loan receivable balance was $13,000 as of March 31, 2014 and is reflected in investments in and loans to nonconsolidated affiliates in the accompanying consolidated balance sheet. Interest income on the outstanding loan balance and related facility fees are recorded currently and are reflected in interest income in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2014. Azoff-MSG’s results of operations are recorded on a three-month lag basis with the exception of the amortization expense for the intangible assets which are recorded currently. The Company’s share in net earnings (loss) of Azoff-MSG including amortization expense for the three and nine months ended March 31, 2014 was $663 of net earnings and $75 of net loss, respectively, which is reflected in equity in earnings (loss) of nonconsolidated affiliates in the accompanying consolidated statements of operations.
In August 2013, the Company acquired an interest in BBLV. In March 2014, BBLV opened a new venue in Las Vegas which brings together live music, bowling and a bar/restaurant. As of March 31, 2014, the Company has invested $24,727 in BBLV, inclusive of transaction costs, and the Company is further committed to investing $274 in BBLV. The Company will be entitled to receive back its capital, which is 83% of BBLV's total capital as of March 31, 2014, and a preferred return after which the Company will own a 20% interest in BBLV. The Company does not manage or otherwise control BBLV but has approval rights over certain decisions. The Company determined that BBLV is not a VIE and therefore the investment was analyzed under the voting model. The Company determined that due to a lack of a voting majority and consistent with the accounting for partnership (or similar entities) interests, it does not control BBLV. Accordingly, the Company accounts for its investment under the equity method of accounting. BBLV’s results of operations are recorded on a three-month lag basis.
In March 2014, the Company acquired a 50% interest in Tribeca Enterprises for $22,500. Tribeca Enterprises owns and operates the Tribeca Film Festival and certain other businesses. The Company determined that Tribeca Enterprises is not a VIE and therefore the investment was analyzed under the voting model. The Company determined that due to a lack of a voting majority and consistent with the accounting for partnership (or similar entities) interests, it does not control Tribeca Enterprises. Accordingly, the Company accounts for its investment under the equity method of accounting. Tribeca Enterprise’s results of operations are recorded on a three-month lag basis. As of March 31, 2014, the Company’s investment in Tribeca Enterprises was $22,845 inclusive of transaction costs related to the acquisition. As required by GAAP, to the extent that there

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

is a basis difference between the cost and the underlying equity in the net assets of an equity investment, companies are required to allocate such differences between tangible and intangible assets. For Tribeca Enterprises, the Company expects to complete such an analysis during the next twelve months.
Note 7. Goodwill and Intangible Assets
The carrying amount of goodwill, by reportable segment, as of March 31, 2014 and June 30, 2013 is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the first quarter of fiscal year 2014, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
The Company's indefinite-lived intangible assets as of March 31, 2014 and June 30, 2013 are as follows:

	March 31, 2014	June 30, 2013
Sports franchises (MSG Sports segment)	$101,418	$96,215
Trademarks (MSG Entertainment segment)	62,421	62,421
	$163,839	$158,636

In March 2014, the Company acquired an NBA Development League franchise, which will begin operations for the 2014-15 season. The purchase was accounted for as the acquisition of an indefinite-lived franchise intangible asset.
During the first quarter of fiscal year 2014, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.
The Company's intangible assets subject to amortization as of March 31, 2014 and June 30, 2013 are as follows:

March 31, 2014	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(31,135)	$51,909
Season ticket holder relationships	73,124	(47,345)	25,779
Suite holder relationships	15,394	(12,591)	2,803
Other intangibles	4,217	(1,802)	2,415
	$175,779	$(92,873)	$82,906

June 30, 2013	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(28,540)	$54,504
Season ticket holder relationships	73,124	(43,401)	29,723
Suite holder relationships	15,394	(11,542)	3,852
Other intangibles	4,217	(1,591)	2,626
	$175,779	$(85,074)	$90,705

Amortization expense for intangible assets amounted to $2,600 and $2,600 for the three months ended March 31, 2014 and 2013, respectively. For the nine months ended March 31, 2014 and 2013 amortization expense was $7,799 and $8,509, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Property and Equipment
As of March 31, 2014 and June 30, 2013, property and equipment (including equipment under capital leases) consisted of the following assets:

	March 31, 2014	June 30, 2013
Land	$91,678	$92,828
Buildings	1,055,424	781,747
Equipment	352,129	310,946
Aircraft	43,548	43,388
Furniture and fixtures	53,283	36,824
Leasehold improvements	153,198	151,224
Construction in progress	7,164	147,398
	1,756,424	1,564,355
Less accumulated depreciation and amortization	(482,664)	(429,175)
	$1,273,760	$1,135,180
Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $27,074 and $20,395 for the three months ended March 31, 2014 and 2013, respectively. Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $69,070 and $55,930 for the nine months ended March 31, 2014 and 2013, respectively. During the second quarter of fiscal year 2014, the Company placed into service assets related to the Transformation and the Forum.

During the nine months ended March 31, 2014, the City of Inglewood provided the Company with an $18,000 loan in connection with the Company’s renovation of the Forum. The loan will be forgiven once certain operating conditions, that the Company expects to satisfy, are met. Property and equipment balances related to the Forum are recorded net of the expected loan forgiveness.
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
The following is a summary of the change in the carrying amount of the asset retirement obligations during the nine months ended March 31, 2014:

Balance as of June 30, 2013	$12,250
Revisions in estimated liabilities	(4,370)
Accretion expense	11
Payments	(6,947)
Balance as of March 31, 2014	$944
As of March 31, 2014 and June 30, 2013, $717 and $12,034, respectively, of the total asset retirement obligations were recorded in other accrued liabilities, with the remaining balances recorded in other liabilities, in the accompanying consolidated balance sheets.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 9. Debt
Total debt of the Company consists of the following:

	March 31, 2014	June 30, 2013
Revolving Credit Facility	$—	$—
Related party capital lease obligations (a)	2,034	2,224
Total	$2,034	$2,224
__________________

(a)	Classified in other accrued liabilities and other liabilities in the accompanying consolidated balance sheets.
Revolving Credit Facility
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders (the "Credit Agreement"), providing for a senior secured revolving credit facility of up to $375,000 with a term of five years (the "Revolving Credit Facility"). The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. The Revolving Credit Facility requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of March 31, 2014, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, to fund other initiatives and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of March 31, 2014, there was $6,960 in letters of credit issued and outstanding under the Revolving Credit Facility. Available borrowing capacity under the Revolving Credit Facility as of March 31, 2014 was $368,040.
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
Legal Matters
In March 2012, the Company was named as a defendant in two purported class action antitrust lawsuits brought in the United States District Court for the Southern District of New York against the NHL and certain NHL member clubs, regional sports networks and cable and satellite distributors. The complaints, which are substantially identical, primarily assert that certain of the NHL's current rules and agreements entered into by defendants, which are alleged by the plaintiffs to provide certain territorial and other exclusivities with respect to the television and online distribution of live hockey games, violate Sections 1 and 2 of the Sherman Antitrust Act. The complaints seek injunctive relief against the defendants' continued violation of the antitrust laws, treble damages, attorneys' fees and pre- and post-judgment interest. On July 27, 2012, the Company and the other defendants filed a motion to dismiss the complaints (which have been consolidated for procedural purposes). On December 5, 2012, the Court issued an Opinion and Order largely denying the motion to dismiss. On April 8, 2014, following the completion of discovery, all defendants filed motions for summary judgment seeking dismissal of the complaints in their entirety. The Company intends to vigorously defend the claims against the Company. Management does not believe this matter will have a material adverse effect on the Company.

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

•	Level III — Instruments whose significant value drivers are unobservable.
The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
March 31, 2014
Assets:
Money market accounts	$48,032	$—	$—	$48,032
Time deposits	20,343	—	—	20,343
Total assets measured at fair value	$68,375	$—	$—	$68,375
June 30, 2013
Assets:
Money market accounts	$231,788	$—	$—	$231,788
Time deposits	40,281	—	—	40,281
Total assets measured at fair value	$272,069	$—	$—	$272,069
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 12. Accumulated Other Comprehensive Income (Loss)
The following table details the changes in each component of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan (a)	Unrealized Gain (Loss) on Available-for-sale Securities (b)	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2013	$(16,219)	$—	$(16,219)
Amounts reclassified from accumulated other comprehensive income, before income taxes	974	—	974
Income tax expense	(413)	—	(413)
Other comprehensive income	561	—	561
Balance as of March 31, 2014	$(15,658)	$—	$(15,658)

Balance as of June 30, 2012	$(21,216)	$(2,946)	$(24,162)
Other comprehensive income before reclassifications, before income taxes	—	9,587	9,587
Amounts reclassified from accumulated other comprehensive income, before income taxes	1,488	(4,500)	(3,012)
Income tax expense	(633)	(2,141)	(2,774)
Other comprehensive income	855	2,946	3,801
Balance as of March 31, 2013	$(20,361)	$—	$(20,361)
___________________

(a)
Amounts reclassified from accumulated other comprehensive income, before income taxes, represents amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations (see Note 13).

(b)
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan for the three and nine months ended March 31, 2014 and 2013 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$1,570	$1,691	$65	$76
Interest cost	1,877	1,705	110	93
Expected return on plan assets	(913)	(939)	—	—
Recognized actuarial loss (gain)	359	497	(12)	3
Amortization of unrecognized prior service cost (credit)	6	6	(38)	(41)
Net periodic benefit cost	$2,899	$2,960	$125	$131

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$4,711	$5,053	$170	$196
Interest cost	5,632	5,150	287	261
Expected return on plan assets	(2,830)	(2,814)	—	—
Recognized actuarial loss (gain)	1,084	1,578	(15)	15
Amortization of unrecognized prior service cost (credit)	19	19	(114)	(124)
Net periodic benefit cost	$8,616	$8,986	$328	$348

In addition, the Company sponsors qualified and non-qualified savings plans (the "Savings Plans") in which certain eligible employees of the Company participate. Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $1,108 and $1,016 for the three months ended March 31, 2014 and 2013, respectively. For the nine months ended March 31, 2014 and 2013 expenses related to the Savings Plans were $2,868 and $2,658, respectively.
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
Share-based compensation expense reduced for estimated forfeitures, which is recognized as selling, general and administrative expense, was $8,590 and $4,958 for the three months ended March 31, 2014 and 2013, respectively. Share-based compensation expense was $17,057 and $13,898 for the nine months ended March 31, 2014 and 2013, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Share-based Payment Award Activity
The following table summarizes activity relating to holders (including Company, Cablevision and AMC Networks Inc. ("AMC Networks") employees and directors) of the Company's stock options for the nine months ended March 31, 2014:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Non-Performance Vesting Options	Performance Vesting Options (a)
Balance as of June 30, 2013	332	35	$12.63	2.70	$17,117
Exercised (b)	(137)	(15)	$14.13
Balance as of March 31, 2014	195	20	$11.56	1.63	$9,718
Exercisable as of March 31, 2014	195	20	$11.56	1.63	$9,718
_____________________

(a)	The Cablevision performance objective with respect to these awards has been achieved.

(b)
Stock options exercised include 111 Company stock options that were exercised pursuant to a cashless exercise, of which approximately 70 Company stock options were surrendered to the Company in order to meet tax withholding requirements and for the exercise price of the stock options. The Company remitted to Cablevision $2,401, which represents the aggregate value on the exercise date of the stock options that were surrendered to the Company to meet tax withholding requirements. This amount is reflected as a financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2014 and has been classified as additional paid-in capital.

The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock for all options outstanding (and all exercisable) which were all in-the-money at March 31, 2014 and June 30, 2013, as applicable. For the nine months ended March 31, 2014 the aggregate intrinsic value of the Company's stock options exercised was $6,279, determined as of the date of option exercise.
The following table summarizes activity relating to the Company's RSUs for the nine months ended March 31, 2014:

	Number of
	Non-Performance Vesting RSUs	Performance Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance, June 30, 2013	953	493	$29.97
Granted	239	143	56.68
Vested	(263)	(169)	28.86
Forfeited	(126)	—	33.23
Unvested award balance, March 31, 2014	803	467	$38.03

The fair value of RSUs that vested during the nine months ended March 31, 2014 was $24,834. Upon vesting, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company's treasury shares. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 173 of these RSUs, with an aggregate value of $9,965 were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2014.
RSUs that were awarded under the Employee Stock Plan are generally subject to three-year cliff vesting, and certain RSUs are also subject to certain performance conditions. RSUs that were awarded by the Company to its employees will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
RSUs that were awarded to non-employee directors under the Non-Employee Director Plan were fully vested upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or,

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Revenues from related parties primarily consist of revenues recognized from the distribution of programming services to subsidiaries of Cablevision and include sponsorship revenue as well as advertising and promotional benefits received by the Company which is recognized as the benefits are realized. Revenues from related parties amounted to $47,531 and $46,169 for the three months ended March 31, 2014 and 2013, respectively, and $138,872 and $131,271 for the nine months ended March 31, 2014 and 2013, respectively.
AMC Networks provide certain origination, master control and post production services to the Company. Amounts charged to the Company by AMC Networks for origination, master control and post production services amounted to $2,351 and $2,279 for the three months ended March 31, 2014 and 2013, respectively, and $6,811 and $6,952 for the nine months ended March 31, 2014 and 2013, respectively.
The Company incurs advertising expenses for services rendered by its related parties, primarily Cablevision, most of which are related to the utilization of advertising and promotional benefits by the Company, with an equal amount being recognized as revenue when the benefits are realized. Amounts recorded by the Company for such advertising expenses amounted to $4,130 and $3,027 for the three months ended March 31, 2014 and 2013, respectively, and $10,822 and $8,237 for the nine months ended March 31, 2014 and 2013, respectively.
Amounts charged to the Company by its related parties for corporate general and administrative expenses pursuant to administrative and other service agreements with Cablevision amounted to $1,040 and $417 for the three months ended March 31, 2014 and 2013, respectively, and $2,029 and $1,546 for the nine months ended March 31, 2014 and 2013, respectively.
Amounts charged to the Company by Cablevision for telephone and other fiber optic transmission services amounted to $662 and $472 for the three months ended March 31, 2014 and 2013, respectively, and $1,652 and $1,296 for the nine months ended March 31, 2014 and 2013, respectively.
In addition, the Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties, net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman and a director of the Company, for office space equal to the allocated cost of such space, amounted to $626 and $534 for the three months ended March 31, 2014 and 2013, respectively, and $1,550 and $1,615 for the nine months ended March 31, 2014 and 2013, respectively.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 16. Income Taxes
Income tax expense for the three and nine months ended March 31, 2014 was $7,995 and $56,812, respectively. The effective tax rate for the three months ended March 31, 2014 of 29.6% differs from the statutory federal rate of 35% due principally to the benefit of the federal rehabilitation credit related to the Forum, decreases in state tax rates enacted during the quarter, and the impact of the domestic production activities deduction partially offset by state and local income taxes and, to a lesser extent, the impact of non-deductible expenses. The effective tax rate for the nine months ended March 31, 2014 of 35.5% differs from the statutory federal rate of 35% due principally to state and local income taxes and, to a lesser extent, the impact of non-deductible expenses. These increases were mostly offset by the benefit of the federal rehabilitation credit related to the Forum, the impact of the domestic production activities deduction, state rate changes, and the tax return to book provision adjustment in connection with the filing of the Company's 2012 federal and state income tax returns. During the three and nine months ended March 31, 2014, the amount of the rehabilitation tax credit benefit recognized in income tax expense was approximately $2,270 and $7,270, respectively. We anticipate recognizing approximately $1,227 of additional rehabilitation tax credit benefits during the remainder of fiscal year 2014.
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
The current federal tax liability of $29,850 and $32,944 as of March 31, 2014 and June 30, 2013, respectively, is reflected in other accrued liabilities in the accompanying consolidated balance sheets.
Note 17. Segment Information
The Company classifies its business interests into three reportable segments which are MSG Media, MSG Entertainment and MSG Sports. The Company allocates certain corporate costs to all of its reportable segments. In addition, the Company allocates its venue operating expenses to its MSG Entertainment and MSG Sports segments. Allocated venue operating expenses include the non-event related costs of operating the Company's venues, and include such costs as rent, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense related to The Garden, The Theater at Madison Square Garden, and the Forum is not allocated to the reportable segments and is reported in "All other."
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues
MSG Media	$190,825	$184,666	$538,149	$500,974
MSG Entertainment	52,785	35,491	244,510	217,390
MSG Sports	233,739	208,080	455,293	329,547
All other	123	124	369	335
Inter-segment eliminations (a)	(18,516)	(15,955)	(54,401)	(43,788)
	$458,956	$412,406	$1,183,920	$1,004,458

(a)
Primarily represents local media rights recognized by the Company's MSG Sports segment from the licensing of team related programming to the Company's MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Inter-segment revenues
MSG Entertainment	$—	$27	$—	$63
MSG Sports	18,516	15,928	54,401	43,725
	$18,516	$15,955	$54,401	$43,788

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
AOCF
MSG Media	$91,950	$95,390	$259,194	$267,712
MSG Entertainment	(20,200)	(13,078)	7,110	4,399
MSG Sports	9,846	11,649	13,871	(1,374)
All other (a) (b)	(15,883)	(2,222)	(22,390)	(7,401)
	$65,713	$91,739	$257,785	$263,336

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Depreciation and amortization
MSG Media	$3,796	$3,860	$11,771	$12,314
MSG Entertainment	2,469	2,354	7,429	7,145
MSG Sports	2,663	2,364	7,739	7,962
All other (c)	20,746	14,417	49,930	37,018
	$29,674	$22,995	$76,869	$64,439

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Share-based compensation expense
MSG Media	$1,083	$1,744	$2,985	$4,416
MSG Entertainment	1,517	1,670	4,093	4,158
MSG Sports	1,311	1,142	3,581	2,943
All other (b)	4,679	402	6,398	2,381
	$8,590	$4,958	$17,057	$13,898

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Operating income (loss)
MSG Media	$87,071	$89,786	$244,438	$250,982
MSG Entertainment	(24,186)	(17,102)	(4,412)	(6,904)
MSG Sports	5,872	8,143	2,551	(12,279)
All other	(41,308)	(17,041)	(78,718)	(46,800)
	$27,449	$63,786	$163,859	$184,999

A reconciliation of reportable segment operating income to the Company's consolidated income from operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Total operating income for reportable segments	$68,757	$80,827	$242,577	$231,799
Other operating loss	(41,308)	(17,041)	(78,718)	(46,800)
Operating income	27,449	63,786	163,859	184,999
Items excluded from operating income:
Equity in earnings (loss) of nonconsolidated affiliates	663	—	(75)	—
Interest income	628	530	1,742	1,682
Interest expense	(1,763)	(1,723)	(5,378)	(5,289)
Miscellaneous income (d)	72	3,373	95	3,475
Income from operations before income taxes	$27,049	$65,966	$160,243	$184,867

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Capital expenditures
MSG Media	$443	$1,613	$1,711	$10,114
MSG Entertainment	1,023	947	4,856	2,890
MSG Sports	865	843	3,792	2,160
All other (e)	45,555	33,971	232,386	181,523
	$47,886	$37,374	$242,745	$196,687
_________________

(a)	Consists of unallocated corporate general and administrative costs.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(b)	The amounts for the three and nine months ended March 31, 2014 include executive management transition costs.

(c)
Principally includes depreciation and amortization expense on The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company's reportable segments.

(d)	Miscellaneous income for the three and nine months ended March 31, 2013 consists principally of a gain from the sale of all of the Company's holdings of Live Nation common stock.

(e)
Consists principally of capital expenditures associated with the Transformation. In addition, amounts for the three and nine months ended March 31, 2014 include Forum related capital expenditures, which were previously reported in the MSG Entertainment segment. Prior period amounts have been reclassified to conform to the current year presentation.

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Note 18. Concentration of Risk
The accompanying consolidated balance sheets as of March 31, 2014 and June 30, 2013 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

Reported in	March 31, 2014	June 30, 2013
Prepaid expenses	$1,000	$4,000
Other current assets	2,000	2,000
Other assets	42,000	42,000
	$45,000	$48,000
Note 19. Subsequent Event
On April 3, 2014, MSG L.P.  entered into an agreement (the “Agreement”) with the parent company of NUVOtv, SiTV Media, Inc. (“NUVO”), pursuant to which NUVO has agreed to acquire Fuse from the Company, on the terms and subject to the conditions set forth in the Agreement for a cash purchase price of $226,000, subject to a customary working capital adjustment. MSG L.P. will also receive a 15% equity interest in the combined company, which interest will be subject to potential reduction based on certain performance goals, and will have the right to designate one member of the NUVO Board of Directors. The closing of the transactions contemplated by the Agreement is subject to certain closing conditions. There can be no assurances that the conditions to closing set forth in the Agreement will be satisfied or waived. Subject to certain conditions, the Agreement can be terminated by either MSG L.P. or NUVO if the closing shall not have occurred by September 30, 2014. NUVO’s obligations under the Agreement are not subject to any financing conditions. The closing of the transactions contemplated by the Agreement is currently expected to occur in the Company’s first quarter of fiscal year 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning our future operating and future financial performance, including the impact of fewer playoff telecasts, the postponement of the Company's new theatrical production and certain increased team compensation, management and other expenses. Words such as "expects," "anticipates," "believes," "estimates," "may," "will," "should," "could," "potential," "continue," "intends," "plans," and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2013 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to "we," "us," "our," "Madison Square Garden" or the "Company" refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is a fully integrated sports, entertainment and media business. The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company's venues. MSG Media includes the Company's regional sports networks, MSG Network and MSG+, collectively the "MSG Networks," and "Fuse," a national television network dedicated to music. MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular featuring the Rockettes, that are performed in the Company's and other venues. MSG Sports owns and operates the following sports franchises: the Knicks of the NBA, the Rangers of the NHL, the Liberty of the WNBA, the Hartford Wolf Pack of the AHL, which is the primary player development team for the Rangers, and an NBA Development League franchise. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of Knicks, Rangers and Liberty games.
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
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended March 31, 2014 compared to the three and nine months ended March 31, 2013 on both a consolidated and segment basis.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2014 versus the Three Months Ended March 31, 2013
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended March 31,				Increase (Decrease) in Net Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$458,956	100%	$412,406	100%	$46,550
Operating expenses:
Direct operating	300,888	66%	246,442	60%	(54,446)
Selling, general and administrative	100,945	22%	79,183	19%	(21,762)
Depreciation and amortization	29,674	6%	22,995	6%	(6,679)
Operating income	27,449	6%	63,786	15%	(36,337)
Other income (expense):
Equity in earnings of nonconsolidated affiliates	663	NM	—	NM	663
Interest expense, net	(1,135)	NM	(1,193)	NM	58
Miscellaneous	72	NM	3,373	1%	(3,301)
Income from operations before income taxes	27,049	6%	65,966	16%	(38,917)
Income tax expense	(7,995)	(2)%	(27,517)	(7)%	19,522
Net income	$19,054	4%	$38,449	9%	$(19,395)
_________________
NM – Percentage is not meaningful
While the prior period's NHL work stoppage and the waiver of a Rangers player which was allowed under the terms of the NHL CBA, together, negatively impacted the Company's and the MSG Sports segment's AOCF, a non-GAAP measure, and operating income during that period, the NHL work stoppage had a favorable effect on AOCF and operating income in the MSG Media segment during that period.
See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.
Revenues
Revenues for the three months ended March 31, 2014 increased $46,550, or 11%, to $458,956 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$6,159
Increase in MSG Entertainment segment revenues	17,294
Increase in MSG Sports segment revenues	25,659
Decrease in other revenues	(1)
Inter-segment eliminations	(2,561)
$46,550
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2014 increased $54,446, or 22%, to $300,888 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$9,016
Increase in MSG Entertainment segment expenses	22,518
Increase in MSG Sports segment expenses	25,597
Decrease in other expenses	(5)
Inter-segment eliminations	(2,680)
$54,446
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2014 increased $21,762, or 27%, to $100,945 as compared to the prior year period. The net increase is attributable to the following:

Decrease in MSG Media segment expenses	$(78)
Increase in MSG Entertainment segment expenses	1,745
Increase in MSG Sports segment expenses	2,034
Increase in other expenses	17,942
Inter-segment eliminations	119
$21,762
The increase in other expenses was primarily due to executive management transition costs.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2014 increased $6,679, or 29%, to $29,674 as compared to the prior year period primarily due to the Transformation of The Garden and renovation of the Forum, which resulted in higher depreciation expense on property and equipment placed into service and, to a lesser extent, the acceleration of depreciation expense in the current year period of capitalized costs associated with asset retirement obligations that were removed as a result of the renovation of the Forum.
Equity in earnings of nonconsolidated affiliates
Equity in earnings of nonconsolidated affiliates for the three months ended March 31, 2014 reflects the Company's share of the net earnings of Azoff-MSG, inclusive of amortization expense for intangible assets associated with that investment. The Company's share of the earnings of its equity investments in Azoff-MSG, BBLV and Tribeca Enterprises are recorded on a three-month lag basis.
Miscellaneous income
Miscellaneous income for the three months ended March 31, 2013 includes a pre-tax gain of approximately $3,100 from the sale of all of the Company's holdings of Live Nation common stock (see Note 12 to the consolidated financial statements included in "Part I - Item 1." of this Quarterly Report on Form 10-Q).
Income taxes
Income tax expense for the three months ended March 31, 2014 was $7,995. The effective tax rate of 29.6% differs from the statutory federal rate of 35% due principally to the benefit of the federal rehabilitation credit related to the Forum, decreases in state tax rates enacted during the quarter, and the impact of the domestic production activities deduction partially offset by state and local income taxes and, to a lesser extent, the impact of non-deductible expenses.
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

The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	March 31,
	2014	2013
Operating income	$27,449	$63,786	$(36,337)
Share-based compensation	8,590	4,958	3,632
Depreciation and amortization	29,674	22,995	6,679
AOCF	$65,713	$91,739	$(26,026)
AOCF for the three months ended March 31, 2014 decreased $26,026, or 28%, to $65,713 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in AOCF of the MSG Media segment	$(3,440)
Decrease in AOCF of the MSG Entertainment segment	(7,122)
Decrease in AOCF of the MSG Sports segment	(1,803)
Other net decreases	(13,661)
$(26,026)
Other net decreases were primarily due to executive management transition costs.
See above for a discussion of the NHL work stoppage during the 2012-13 season.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Three Months Ended March 31,				Increase (Decrease) in Operating Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$190,825	100%	$184,666	100%	$6,159
Direct operating expenses	71,049	37%	62,033	34%	(9,016)
Selling, general and administrative expenses	28,909	15%	28,987	16%	78
Depreciation and amortization	3,796	2%	3,860	2%	64
Operating income	$87,071	46%	$89,786	49%	$(2,715)
The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Decrease in AOCF
	March 31,
	2014	2013
Operating income	$87,071	$89,786	$(2,715)
Share-based compensation	1,083	1,744	(661)
Depreciation and amortization	3,796	3,860	(64)
AOCF	$91,950	$95,390	$(3,440)
Revenues
Revenues for the three months ended March 31, 2014 increased $6,159, or 3%, to $190,825 as compared to the prior year period. The net increase is attributable to the following:

Increase in affiliation fee revenue	$9,984
Increase in advertising revenue	319
Other net decreases	(4,144)
$6,159
The increase in affiliation fee revenue was primarily attributable to higher affiliation rates partially offset by the impact of a small decrease in subscribers at MSG Networks versus the prior year period.
The increase in advertising revenue was primarily due to higher sales generated from the telecast of NHL games and, to a lesser extent, original programming on MSG Networks partially offset by lower Knicks-related advertising sales.
Other net decreases primarily reflect revenues recognized in the prior year period related to a short-term programming licensing agreement, which expired in April 2013 and, as expected, was not renewed.
With respect to the Company's fiscal fourth quarter, we expect MSG Media advertising revenue to be impacted by fewer playoff telecasts, as well as fewer regular season telecasts, versus the prior year quarter.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2014 increased $9,016, or 15%, to $71,049 as compared to the prior year period primarily due to higher programming acquisition costs (rights fees), largely due to the return to a full NHL regular season schedule. Programming acquisition costs include rights fees from the licensing of team related programming to MSG Media from the MSG Sports segment.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2014 decreased $78, or less than 1%, to $28,909 as compared to the prior year period primarily due to lower employee compensation and related benefits largely offset by increases in marketing and allocated corporate general and administrative costs.
AOCF
AOCF for the three months ended March 31, 2014 decreased $3,440, or 4%, to $91,950 as compared to the prior year period primarily driven by higher direct operating expenses largely offset by an increase in revenues.
See “— Comparison of the Three Months Ended March 31, 2014 versus the Three Months Ended March 31, 2013 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Three Months Ended March 31,				(Increase) Decrease in Operating Loss
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$52,785	100%	$35,491	100%	$17,294
Direct operating expenses	55,314	105%	32,796	92%	(22,518)
Selling, general and administrative expenses	19,188	36%	17,443	49%	(1,745)
Depreciation and amortization	2,469	5%	2,354	7%	(115)
Operating loss	$(24,186)	(46)%	$(17,102)	(48)%	$(7,084)

The following is a reconciliation of operating loss to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	March 31,
	2014	2013
Operating loss	$(24,186)	$(17,102)	$(7,084)
Share-based compensation	1,517	1,670	(153)
Depreciation and amortization	2,469	2,354	115
AOCF	$(20,200)	$(13,078)	$(7,122)
Revenues
Revenues for the three months ended March 31, 2014 increased $17,294, or 49%, to $52,785 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$10,892
Increase in event-related revenues at the Forum which re-opened in January 2014	7,503
Increase in venue-related sponsorship and signage and suite rental fee revenues	2,282
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	(4,299)
Other net increases	916
$17,294
The increase in event-related revenues at The Garden was primarily due to more events, mainly additional events promoted by MSG Entertainment, held at the venue during the three months ended March 31, 2014 as compared to the prior year period.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to the impact of expanded inventory and new sponsor relationships as a result of the Transformation of The Garden and the re-opening of the Forum.
The decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily due to fewer events held at the venue as compared to the prior year period, which was largely the result of the venue being utilized during the majority of the current year quarter for the load-in and rehearsals of the Company's new large-scale theatrical production designed for Radio City Music Hall (the debut of which has been postponed from its original planned date of March 27, 2014 until 2015). The adverse impact on revenues will continue into the fourth quarter as Radio City Music Hall will again not host events for a significant portion of the quarter given the postponement of our new theatrical production.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2014 increased $22,518, or 69%, to $55,314 as compared to the prior year period. The net increase is attributable to the following:

Increase in direct operating expenses associated with the Company's new large-scale theatrical production designed for Radio City Music Hall which was postponed until 2015	$9,512
Increase in event-related direct operating expenses at The Garden	7,699
Increase in event-related direct operating expenses at the Forum	4,776
Increase in venue operating costs, primarily associated with the Forum	1,683
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	(2,360)
Other net increases	1,208
$22,518
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2014 increased $1,745, or 10%, to $19,188 as compared to the prior year period primarily due to higher employee compensation and related benefits and, to a lesser extent, increased costs associated with the re-opening of the Forum. These increases were partially offset by lower allocated corporate general and administrative costs and professional fees.

AOCF
AOCF loss for the three months ended March 31, 2014 increased $7,122, or 54%, to a loss of $20,200 as compared to the prior year period primarily attributable to an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, which were largely offset by an increase in revenues, as discussed above.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Three Months Ended March 31,				Increase (Decrease) in Operating Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$233,739	100%	$208,080	100%	$25,659
Direct operating expenses	193,044	83%	167,447	80%	(25,597)
Selling, general and administrative expenses	32,160	14%	30,126	14%	(2,034)
Depreciation and amortization	2,663	1%	2,364	1%	(299)
Operating income	$5,872	3%	$8,143	4%	$(2,271)
The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	March 31,
	2014	2013
Operating income	$5,872	$8,143	$(2,271)
Share-based compensation	1,311	1,142	169
Depreciation and amortization	2,663	2,364	299
AOCF	$9,846	$11,649	$(1,803)

Revenues
Revenues for the three months ended March 31, 2014 increased $25,659, or 12%, to $233,739 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues from other live sporting events	$8,865
Increase in professional sports teams’ regular season ticket-related revenue	8,662
Increase in professional sports teams’ sponsorship and signage revenues	2,844
Increase in broadcast rights fees from MSG Media	2,680
Increase in suite rental fee revenue	1,159
Other net increases	1,449
$25,659
The increase in event-related revenues from other live sporting events was primarily due to more events and a change in the mix of events during the three months ended March 31, 2014 as compared to the prior year period. Event-related revenues from other live sporting events include ticket-related revenues, venue license fees charged to promoters for the use of the Company's venues, single night suite rental fees, and food, beverage and merchandise sales.
The increase in professional sports teams' regular season ticket-related revenue was primarily driven by higher average Knicks and Rangers per-game revenue, inclusive of the impact of the return to pre-Transformation seating capacity.
The increase in professional sports teams' sponsorship and signage revenues primarily reflects expanded inventory and new sponsor relationships as a result of the Transformation.
The increase in broadcast rights fees from MSG Media was primarily due to the return to a full Rangers regular season schedule.

Direct operating expenses
Direct operating expenses for the three months ended March 31, 2014 increased $25,597, or 15%, to $193,044 as compared to the prior year period. The net increase is attributable to the following:

Increase in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	$13,855
Increase in team personnel compensation	7,655
Increase in other team operating expenses	3,703
Increase in event-related expenses associated with other live sporting events	3,372
Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	(4,424)
Other net increases	1,436
$25,597
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) and certain team personnel transactions (including the impact of NBA luxury tax) were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	$26,220	$12,365	$13,855
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	10,814	15,238	(4,424)

The increase in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects higher NBA luxury tax of $10,961 and higher net provisions for both NBA and NHL revenue sharing expense of $2,894. The increase in provisions for NBA luxury tax for the three months ended March 31, 2014 was primarily due to the change in the luxury tax rate structure beginning with the 2013-14 season and, to a lesser extent, higher aggregate player salaries. The actual amounts for net provisions for NBA luxury tax and NBA and NHL revenue sharing expense for the 2013-14 season may vary significantly from the recorded provisions based on actual operating results for the league and all teams for the season and other factors.
Team personnel transactions for the three months ended March 31, 2014 primarily reflect provisions recorded for season-ending player injuries and player waivers/contract terminations of $6,933 and $3,728, respectively. Team personnel transactions for the three months ended March 31, 2013 reflect provisions recorded for player waivers/contract terminations and season-ending player injuries of $9,967 and $5,018, respectively, and player trades of $253.
The increase in team personnel compensation was primarily due to overall salary increases and the impact of roster changes at the Company's sports teams partially offset by the return to a full Rangers regular season schedule.
The increase in other team operating expenses was primarily due to higher professional fees and, to a lesser extent, net other team operating expense increases, including the return to a full Rangers regular season schedule.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2014 increased $2,034, or 7%, to $32,160 as compared to the prior year period primarily due to higher employee compensation and related benefits.
AOCF
AOCF for the three months ended March 31, 2014 decreased $1,803, or 15%, to $9,846 as compared to the prior year period due to an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, largely offset by higher revenues, as discussed above.
See “— Comparison of the Three Months Ended March 31, 2014 versus the Three Months Ended March 31, 2013 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.

With respect to the Company's fiscal fourth quarter, we expect to incur higher team personnel compensation expense, additional team management expenses, and higher other team operating costs, as well as higher net provisions for NBA luxury tax and NBA and NHL revenue sharing expense as compared to the prior year quarter.
Comparison of the Nine Months Ended March 31, 2014 versus the Nine Months Ended March 31, 2013
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Nine Months Ended March 31,				Increase (Decrease) in Net Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,183,920	100%	$1,004,458	100%	$179,462
Operating expenses:
Direct operating	682,046	58%	526,360	52%	(155,686)
Selling, general and administrative	261,146	22%	228,660	23%	(32,486)
Depreciation and amortization	76,869	6%	64,439	6%	(12,430)
Operating income	163,859	14%	184,999	18%	(21,140)
Other income (expense):
Equity in loss of nonconsolidated affiliates	(75)	NM	—	NM	(75)
Interest expense, net	(3,636)	NM	(3,607)	NM	(29)
Miscellaneous	95	NM	3,475	NM	(3,380)
Income from operations before income taxes	160,243	14%	184,867	18%	(24,624)
Income tax expense	(56,812)	(5)%	(78,902)	(8)%	22,090
Net income	$103,431	9%	$105,965	11%	$(2,534)
_________________
NM – Percentage is not meaningful
The comparability of the results of operations of the Company and the MSG Media and MSG Sports segments for the nine months ended March 31, 2014 to the prior year period was impacted by the prior year's NHL work stoppage, which delayed the start of the 2012-13 regular season by approximately three months to January 19, 2013 and led to a shortened 48-game regular season. As a result, the Rangers (as well as other NHL teams whose games are telecast on MSG Networks) played fewer regular season home and away games during the prior year period as compared to the current year period. During the nine months ended March 31, 2014, the Rangers played 76 regular season games, of which 38 were home games and 38 were away games, as compared to 34 regular season games in the prior year period, of which 18 were home games and 16 were away games.
While the prior period's NHL work stoppage and the waiver of a Rangers player which was allowed under the terms of the NHL CBA, together, negatively impacted the Company's and the MSG Sports and MSG Media segments' revenues and the Company's and MSG Sports segment's AOCF, a non-GAAP measure, and operating income during that period, the NHL work stoppage had a favorable effect on AOCF and operating income in the MSG Media segment during that period.
See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.
Revenues
Revenues for the nine months ended March 31, 2014 increased $179,462, or 18%, to $1,183,920 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$37,175
Increase in MSG Entertainment segment revenues	27,120
Increase in MSG Sports segment revenues	125,746
Increase in other revenues	34
Inter-segment eliminations	(10,613)
$179,462
See above for a discussion of the NHL work stoppage during the 2012-13 season.
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2014 increased $155,686, or 30%, to $682,046 as compared to the prior year period. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$45,038
Increase in MSG Entertainment segment expenses	18,345
Increase in MSG Sports segment expenses	103,203
Decrease in other expenses	(2)
Inter-segment eliminations	(10,898)
$155,686

Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2014 increased $32,486, or 14%, to $261,146 as compared to the prior year period. The net increase is attributable to the following:

Decrease in MSG Media segment expenses	$(776)
Increase in MSG Entertainment segment expenses	5,999
Increase in MSG Sports segment expenses	7,936
Increase in other expenses	19,042
Inter-segment eliminations	285
$32,486
The increase in other expenses was primarily due to executive management transition costs.
Depreciation and amortization
Depreciation and amortization for the nine months ended March 31, 2014 increased $12,430, or 19%, to $76,869 as compared to the prior year period primarily due to higher depreciation expense on property and equipment placed into service associated with the Transformation of The Garden.
Equity in loss of nonconsolidated affiliates
Equity in loss of nonconsolidated affiliates for the nine months ended March 31, 2014 reflects the Company's share of the net earnings of Azoff-MSG, inclusive of amortization expense for intangible assets associated with that investment. The Company's share of the earnings of its equity investments in Azoff-MSG, BBLV and Tribeca Enterprises are recorded on a three-month lag basis.
Miscellaneous income
Miscellaneous income for the nine months ended March 31, 2013 includes a pre-tax gain of approximately $3,100 from the sale of all of the Company's holdings of Live Nation common stock (see Note 12 to the consolidated financial statements included in "Part I - Item 1." of this Quarterly Report on Form 10-Q).
Income taxes
Income tax expense for the nine months ended March 31, 2014 was $56,812. The effective tax rate of 35.5% differs from the statutory federal rate of 35% due principally to state and local income taxes and, to a lesser extent, the impact of non-deductible expenses. These increases were mostly offset by the benefit of the federal rehabilitation credit related to the Forum, the impact of the domestic production activities deduction, state rate changes, and the tax return to book provision adjustment in connection with the filing of the Company's 2012 federal and state income tax returns.
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
AOCF
The following is a reconciliation of operating income to AOCF:

	Nine Months Ended		Increase (Decrease) in AOCF
	March 31,
	2014	2013
Operating income	$163,859	$184,999	$(21,140)
Share-based compensation	17,057	13,898	3,159
Depreciation and amortization	76,869	64,439	12,430
AOCF	$257,785	$263,336	$(5,551)
AOCF for the nine months ended March 31, 2014 decreased $5,551, or 2%, to $257,785 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in AOCF of the MSG Media segment	$(8,518)
Increase in AOCF of the MSG Entertainment segment	2,711
Increase in AOCF of the MSG Sports segment	15,245
Other net decreases	(14,989)
$(5,551)
Other net decreases were primarily due to executive management transition costs.
See above for a discussion of the NHL work stoppage during the 2012-13 season.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Nine Months Ended March 31,				Increase (Decrease) in Operating Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$538,149	100%	$500,974	100%	$37,175
Direct operating expenses	197,400	37%	152,362	30%	(45,038)
Selling, general and administrative expenses	84,540	16%	85,316	17%	776
Depreciation and amortization	11,771	2%	12,314	2%	543
Operating income	$244,438	45%	$250,982	50%	$(6,544)

The following is a reconciliation of operating income to AOCF:

	Nine Months Ended		Decrease in AOCF
	March 31,
	2014	2013
Operating income	$244,438	$250,982	$(6,544)
Share-based compensation	2,985	4,416	(1,431)
Depreciation and amortization	11,771	12,314	(543)
AOCF	$259,194	$267,712	$(8,518)
Revenues
Revenues for the nine months ended March 31, 2014 increased $37,175, or 7%, to $538,149 as compared to the prior year period. The net increase is attributable to the following:

Increase in affiliation fee revenue	$40,908
Increase in advertising revenue	8,750
Other net decreases	(12,483)
$37,175
The increase in affiliation fee revenue was primarily attributable to higher affiliation rates and, to a lesser extent, the return to a full NHL regular season schedule, with a small decrease in MSG Networks subscribers versus the prior year period.
The increase in advertising revenue was primarily due to higher sales generated from the telecast of NHL games (largely due to the return to a full NHL regular season schedule) partially offset by lower Knicks-related advertising sales.
Other net decreases primarily reflect revenues recognized in the prior year period related to a short-term programming licensing agreement, which expired in April 2013 and, as expected, was not renewed.
See “— Comparison of the Nine Months Ended March 31, 2014 versus the Nine Months Ended March 31, 2013 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2014 increased $45,038, or 30%, to $197,400 as compared to the prior year period primarily due to higher programming acquisition costs (rights fees) and other programming costs due to the return to a full NHL regular season schedule. Programming acquisition costs include rights fees from the licensing of team related programming to MSG Media from the MSG Sports segment.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2014 decreased $776, or 1%, to $84,540 as compared to the prior year period primarily due to lower employee compensation and related benefits, with the overall decline being partially offset by increases in marketing and allocated corporate general and administrative costs.
Depreciation and amortization
Depreciation and amortization for the nine months ended March 31, 2014 decreased $543, or 4%, to $11,771 as compared to the prior year period primarily driven by lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized during fiscal year 2013.
AOCF
AOCF for the nine months ended March 31, 2014 decreased $8,518, or 3%, to $259,194 as compared to the prior year period primarily driven by higher direct operating expenses largely offset by an increase in revenues.
See “— Comparison of the Nine Months Ended March 31, 2014 versus the Nine Months Ended March 31, 2013 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.

MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Nine Months Ended March 31,				Decrease (Increase) in Operating Loss
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$244,510	100%	$217,390	100%	$27,120
Direct operating expenses	185,115	76%	166,770	77%	(18,345)
Selling, general and administrative expenses	56,378	23%	50,379	23%	(5,999)
Depreciation and amortization	7,429	3%	7,145	3%	(284)
Operating loss	$(4,412)	(2)%	$(6,904)	(3)%	$2,492

The following is a reconciliation of operating loss to AOCF:

	Nine Months Ended		Increase (Decrease) in AOCF
	March 31,
	2014	2013
Operating loss	$(4,412)	$(6,904)	$2,492
Share-based compensation	4,093	4,158	(65)
Depreciation and amortization	7,429	7,145	284
AOCF	$7,110	$4,399	$2,711
Revenues
Revenues for the nine months ended March 31, 2014 increased $27,120, or 12%, to $244,510 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$11,005
Increase in event-related revenues at the Forum which re-opened in January 2014	7,503
Increase in revenues from the presentation of the Radio City Christmas Spectacular franchise	6,289
Increase in venue-related sponsorship and signage and suite rental fee revenues	5,419
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	(6,456)
Other net increases	3,360
$27,120
The increase in event-related revenues at The Garden was primarily due to more events, mainly additional events promoted by MSG Entertainment, held at the venue during the nine months ended March 31, 2014 as compared to the prior year period.
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
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to higher suite rental fee revenue as a result of new suite products which were unavailable for portions of the prior year period combined with the impact of expanded inventory and new sponsor relationships as a result of the Transformation of The Garden and the re-opening of the Forum. These increases were partially offset by the planned reduction in certain suite products due to the Transformation and the impact of the off-season shutdowns.
The decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily driven by the impact from the absence of Cirque du Soleil's Zarkana, which was presented at the venue during the prior year period. To a lesser extent the decrease also reflects fewer other events held at the venue as compared to the prior year period, which was largely the result of the venue being utilized during the majority of the third quarter of the current fiscal year for the load-in and rehearsals of the Company's new large-scale theatrical production designed for Radio City Music Hall (the debut of which has been postponed from its original planned date of March 27, 2014 until 2015). These declines were largely offset by revenues associated with NBC's America's Got Talent which was broadcast live from the venue during the current year period.
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2014 increased $18,345, or 11%, to $185,115 as compared to the prior year period. The net increase is attributable to the following:

Increase in direct operating expenses associated with the Company's new large-scale theatrical production designed for Radio City Music Hall which was postponed until 2015	$9,445
Increase in event-related direct operating expenses at The Garden	7,408
Increase in event-related direct operating expenses at the Forum	4,776
Decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	(5,098)
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	(2,674)
Increase in venue operating costs, primarily associated with the Forum	2,437
Other net increases	2,051
$18,345
The decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise was primarily due to the absence of a pre-tax impairment charge of $4,982 which was recorded during the prior year period related to a theatrical production of the show presented outside of New York.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2014 increased $5,999, or 12%, to $56,378 as compared to the prior year period primarily due to increased costs, including marketing, associated with the re-opening of the Forum and the debut of the fully transformed Madison Square Garden Arena and higher employee compensation and related benefits.
AOCF
AOCF for the nine months ended March 31, 2014 increased $2,711, or 62%, to $7,110 as compared to the prior year period primarily attributable to an increase in revenues which were largely offset by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Nine Months Ended March 31,				Increase (Decrease) in Operating Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$455,293	100%	$329,547	100%	$125,746
Direct operating expenses	353,935	78%	250,732	76%	(103,203)
Selling, general and administrative expenses	91,068	20%	83,132	25%	(7,936)
Depreciation and amortization	7,739	2%	7,962	2%	223
Operating income (loss)	$2,551	1%	$(12,279)	(4)%	$14,830

The following is a reconciliation of operating income (loss) to AOCF:

	Nine Months Ended		Increase (Decrease) in AOCF
	March 31,
	2014	2013
Operating income (loss)	$2,551	$(12,279)	$14,830
Share-based compensation	3,581	2,943	638
Depreciation and amortization	7,739	7,962	(223)
AOCF	$13,871	$(1,374)	$15,245
Revenues
Revenues for the nine months ended March 31, 2014 increased $125,746, or 38%, to $455,293 as compared to the prior year period. The net increase is attributable to the following:

Increase in professional sports teams' pre/regular season ticket-related revenue	$54,627
Increase in suite rental fee revenue	16,940
Increase in professional sports teams' sponsorship and signage revenues	11,621
Increase in event-related revenues from other live sporting events	11,098
Increase in broadcast rights fees from MSG Media	10,897
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	10,252
Increase in revenues from league distributions	8,569
Other net increases	1,742
$125,746
The increase in professional sports teams' pre/regular season ticket-related revenue was primarily driven by the return to a full Rangers regular season schedule. This increase also reflects, to a lesser extent, higher average per-game revenue, inclusive of the impact of the return to pre-Transformation seating capacity.
The increase in suite rental fee revenue was primarily due to the impact of new suite products which were unavailable for portions of the prior year period and the return to a full Rangers regular season schedule partially offset by the planned reduction in certain suite products due to the Transformation and the impact of the off-season shutdowns.
The increase in professional sports teams' sponsorship and signage revenues primarily reflects the return to a full Rangers regular season schedule, as well as expanded inventory and new sponsor relationships as a result of the Transformation.
The increase in event-related revenues from other live sporting events was primarily due to more events and a change in the mix of events during the nine months ended March 31, 2014 as compared to the prior year period.
The increase in broadcast rights fees from MSG Media was primarily due to the return to a full Rangers regular season schedule.
The increase in professional sports teams' pre/regular season food, beverage and merchandise sales was primarily due to the return to a full Rangers regular season schedule.
The increase in revenues from league distributions was primarily due to the return to a full NHL regular season schedule.
See “— Comparison of the Nine Months Ended March 31, 2014 versus the Nine Months Ended March 31, 2013 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2014 increased $103,203, or 41%, to $353,935 as compared to the prior year period. The net increase is attributable to the following:

Increase in team personnel compensation	$40,937
Increase in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	29,761
Increase in other team operating expenses	21,691
Increase in event-related expenses associated with other live sporting events	4,687
Increase in professional sports teams' pre/regular season expense associated with food, beverage and merchandise sales	4,624
Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	(2,304)
Other net increases	3,807
$103,203
The increase in team personnel compensation was primarily due to the return to a full Rangers regular season schedule and, to a lesser extent, overall salary increases and the impact of roster changes at the Company's sports teams.
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) and certain team personnel transactions (including the impact of NBA luxury tax) were as follows:

	Nine Months Ended
	March 31,
	2014	2013	Increase (Decrease)
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	$47,854	$18,093	$29,761
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	15,790	18,094	(2,304)
The increase in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects higher NBA luxury tax of $20,508 and higher net provisions for both NBA and NHL revenue sharing expense of $9,253. The increase in provisions for NBA luxury tax for the nine months ended March 31, 2014 was primarily due to the change in the luxury tax rate structure beginning with the 2013-14 season and, to a lesser extent, higher aggregate player salaries. The actual amounts for net provisions for NBA luxury tax and NBA and NHL revenue sharing expense for the 2013-14 season may vary significantly from the recorded provisions based on actual operating results for the league and all teams for the season and other factors.
Team personnel transactions for the nine months ended March 31, 2014 reflect provisions recorded for season-ending player injuries and player waivers/contract terminations of $6,933 and $7,276, respectively, and player trades of $1,581. Team personnel transactions for the nine months ended March 31, 2013 reflect provisions recorded for player waivers/contract terminations and season-ending player injuries of $10,167 and $7,079, respectively, and player trades of $848.
The increase in other team operating expenses was primarily due to the return to a full Rangers regular season schedule, higher professional fees and, to a lesser extent, the absence of a league expense recoupment which was recorded in the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2014 increased $7,936, or 10%, to $91,068 as compared to the prior year period. The increase was primarily driven by higher allocated corporate general and administrative costs, increased marketing costs (including those associated with the debut of the fully transformed Madison Square Garden Arena and the return to a full Rangers regular season schedule) and higher employee compensation and related benefits.
AOCF
AOCF for the nine months ended March 31, 2014 increased $15,245 to $13,871, as compared to the prior year period primarily due to higher revenues largely offset by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above.
See “— Comparison of the Nine Months Ended March 31, 2014 versus the Nine Months Ended March 31, 2013 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.
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
In September 2013, the Company acquired a 50% interest in Azoff-MSG for a purchase price of $125,000. The Company provides a $50,000 revolving credit facility to the entity, of which $13,000 borrowings were outstanding as of March 31, 2014.
We believe we have sufficient liquidity, including approximately $77,000 in cash and cash equivalents as of March 31, 2014, along with available borrowing capacity under our Revolving Credit Facility to fund amounts due related to the Transformation and the Forum, our other initiatives and for general corporate purposes.
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
Financing Agreements
Revolving Credit Facility
On January 28, 2010, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $375,000 with a term of five years. The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00. In addition, there is a minimum interest coverage ratio of 2.50:1.00 for the Company. As of March 31, 2014, the Company was in compliance with the financial covenants in the Revolving Credit Facility. The proceeds of borrowings under the Revolving Credit Facility are available for working capital and capital expenditures, including, but not limited to, the Transformation, to fund other initiatives and for general corporate purposes. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of March 31, 2014, there was $6,960 in letters of credit issued and outstanding under the Revolving Credit Facility. Our available borrowing capacity under the Revolving Credit Facility as of March 31, 2014 was $368,040.
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
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2014 increased by $36,286 to $217,048 as compared to the prior year period driven by an increase of $13,270 resulting from net income and other non-cash items and an increase of $23,016 from changes in assets and liabilities.
The increase resulting from changes in assets and liabilities was primarily due to (i) an increase during the nine months ended March 31, 2014 in accounts payable of $243 as compared to a decrease of $23,793 during the prior year period, (ii) an increase during the nine months ended March 31, 2014 in accrued and other liabilities of $67,278 as compared to an increase of $44,194 during the prior year period and (iii) an increase during the nine months ended March 31, 2014 in deferred revenue of $36,738 as compared to an increase of $28,580 during the prior year period. These increases were largely offset by (i) an increase during the nine months ended March 31, 2014 in prepaid expenses and other assets of $25,215 as compared to an increase of $3,630 during the prior year period, (ii) an increase during the nine months ended March 31, 2014 in net related party receivables of $7,385 as compared to an increase of $347 during the prior year period and (iii) an increase during the nine months ended March 31, 2014 in accounts receivable of $54,443 as compared to an increase of $48,134 during the prior year period.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2014 increased by $260,575 to $413,126 as compared to the prior year period. This increase is primarily due to $186,893 of cash used during the current year period for the Company's acquisitions of its nonconsolidated affiliates, Azoff-MSG, BBLV and Tribeca Enterprises, and a loan to Azoff-MSG. In addition, capital expenditures for the nine months ended March 31, 2014 increased by $46,058 as compared to the prior year period primarily due to the renovation of the Forum during the current fiscal year partially offset by lower capital expenditures associated with the Transformation. Investing activities during the prior year period included proceeds of $44,136 from the March 2013 sale of all of the Company's holdings of Live Nation common stock. These contributors to the higher net cash used in investing activities were partially offset by an $18,000 loan provided to the Company during the nine months ended March 31, 2014 from the City of Inglewood in connection with the Company's renovation of the Forum.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2014 decreased by $1,004 to $5,290 as compared to the prior year period. This decrease is primarily due to lower taxes paid in lieu of shares issued for equity-based compensation largely offset by lower proceeds from stock option exercises and excess tax benefit on share-based awards during the nine months ended March 31, 2014 as compared to the prior year period.
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
Seasonality of Our Business
The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of our fiscal year (see “ — Results of Operations — Comparison of the Three Months Ended March 31, 2014 versus the Three Months Ended March 31, 2013 — Consolidated Results of Operations” and “ — Results of Operations — Comparison of the Nine Months Ended March 31, 2014 versus the Nine Months Ended March 31, 2013 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season). The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of our fiscal year. In addition, the Company closed The Garden and The Theater at Madison Square Garden during the off-seasons following the Knicks' and Rangers' playoffs in calendar years 2011, 2012 and 2013 due to the Transformation.
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

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 changes the criteria for reporting a discontinued operation while enhancing disclosures in this area. This standard will be effective for the Company beginning in its first quarter of fiscal 2016. Early adoption of the standard is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

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
The goodwill balance reported on the Company's balance sheet as of March 31, 2014 by reportable segment is as follows:

MSG Media	$465,326
MSG Entertainment	58,979
MSG Sports	218,187
$742,492
During the first quarter of fiscal year 2014, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment during the first fiscal quarter and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis, according to which an impairment charge is recognized for the amount of the asset's carrying amount exceeding the fair value, if the Company (1) determines that such an impairment is more likely than not to exist, or (2) forgoes the qualitative assessment entirely. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of March 31, 2014 by reportable segment:

Sports franchises (MSG Sports segment)	$101,418
Trademarks (MSG Entertainment segment)	62,421
$163,839

In March 2014, the Company acquired an NBA Development League franchise, which will begin operations for the 2014-15 season. The purchase was accounted for as the acquisition of an indefinite-lived franchise intangible asset.
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

Item 4. Controls and Procedures
The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective as of March 31, 2014, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of May, 2014.

The Madison Square Garden Company

By:	/S/ ROBERT M. POLLICHINO
	Name:	Robert M. Pollichino
	Title:	Executive Vice President and Chief
Financial Officer