Form 10-K
period 2014-06-30
Madison Square Garden Co
filed 2014-08-20
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of The Madison Square Garden Company computed by reference to the price at which the common equity was last sold on The NASDAQ Stock Market LLC as of December 31, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately: $3,536,386,484.
Number of shares of common stock outstanding as of July 31, 2014:
Class A Common Stock — 63,606,819
Class B Common Stock — 13,588,555
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2014 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
The Madison Square Garden Company is a Delaware corporation with our principal executive offices at Two Pennsylvania Plaza, New York, NY, 10121. Unless the context otherwise requires, all references to “we,” “us,” “our,” “Madison Square Garden” or the “Company” refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. Our telephone number is 212-465-6000, our internet address is http://www.themadisonsquaregardencompany.com and the investor relations section of our web site is http://investor.msg.com. We make available, free of charge through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). References to our web site addressed in this report are provided as a convenience and the information contained on, or available through our web site is not part of this or any other report we file with or furnish to the SEC.
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

Overview
The Company is a fully integrated sports, entertainment and media business comprised of dynamic and powerful assets and brands. Madison Square Garden's business grew from the legendary venue widely known as “The World's Most Famous Arena.” Drawing on its celebrated history, the Company builds iconic brands that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. With an unparalleled portfolio of strategically aligned venues, content and distribution channels, the Company's three business segments — MSG Sports, MSG Media and MSG Entertainment — work together to deliver exceptional experiences that endure for generations.

MSG SPORTS
NEW YORK KNICKS
NEW YORK RANGERS
NEW YORK LIBERTY
WESTCHESTER KNICKS
WOLF PACK
COLLEGE HOOPS
TENNIS
BOXING
SPORTING EVENTS
SPORTS
ENTERTAINMENT
MEDIA
MADISON SQUARE GARDEN
THE WORLD'S MOST FAMOUS ARENA
RADIO CITY MUSIC HALL
FORUM
VENUES
THE Beacon THEATRE
THE CHICAGO THEATRE
WANG THEATRE
THE THEATER AT MADISON SQUARE GARDEN
MSG ENTERTAINMENT
ROCKETTES
RADIO CITY CHRISTMAS SPECTACULAR
THE ROCKETTES
CONCERTS
FAMILY SHOWS
SPECIAL EVENTS
PERFORMING ARTS
MSG MEDIA
MSG
MSG+
MSG HD
MSG+ HD

MSG Sports owns and operates the following sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women's National Basketball Association (the “WNBA”) and the Hartford Wolf Pack of the American Hockey League (the “AHL”). In March 2014, the Company acquired the rights to own and operate an NBA Development League (the “NBADL”) team, named the Westchester Knicks, which will launch its first season in November 2014. In addition, MSG Sports promotes, produces and/or presents a broad array of other live sporting events outside of Knicks, Rangers and Liberty games.
MSG Media is a leader in production and content development for multiple distribution platforms, including content originating from the Company's venues and is comprised of our regional sports networks, MSG Network and MSG+, collectively the “MSG Networks.” For all periods presented MSG Media also included Fuse, a national television network dedicated to music. On July 1, 2014, the Company completed the sale of Fuse to SiTV Media, Inc. for $226 million, subject to a working capital adjustment, and a 15 percent equity interest in SiTV Media, Inc., with the equity interest subject to potential reduction based on certain performance goals.
MSG Entertainment presents or hosts live entertainment events, including concerts, family shows, performing arts and special events, in our diverse collection of venues. Those venues include the Madison Square Garden Arena (which we also refer to as “The Garden”), The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, The Chicago Theatre and the Wang Theatre. After purchasing the Forum in Inglewood, CA in 2012, the Company completed a successful renovation of the famed arena, which re-opened its doors in January 2014, adding yet another world-class venue to our portfolio.  MSG

Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular, featuring the Radio City Rockettes (the “Rockettes”), that are performed in the Company's and other venues.
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
Our Strategy
The Madison Square Garden Company pursues opportunities that capitalize on the combination of our iconic venues, our popular sports franchises, the distribution of our programming networks and our exclusive sports and entertainment content, as well as our marketing and sales expertise.
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
Building on our iconic venues and the hallmark Radio City Christmas Spectacular and Rockettes brands, MSG Entertainment is focused on enhancing our existing productions, developing new productions and creating a network of venues in which we can deliver high-quality live content and increased bookings. We are pursuing a strategy of opportunistically acquiring, building or obtaining control of venues in key live entertainment markets. We own the Forum in Inglewood, CA and The Chicago Theatre in Chicago, and have a long-term booking agreement with respect to the Wang Theatre in Boston, which expands our geographic footprint outside of the New York City metropolitan area and provides multiple distribution outlets for our live entertainment content. Controlling and booking venues allows us to leverage our unique brands and marketing assets and increase utilization by working with artists and promoters to provide multi-market and multi-night engagements.
MSG Media has a strong foundation of recurring revenue streams supported by our ownership of Knicks, Rangers and Liberty rights, our multi-year rights for live-event coverage of the New York Islanders (the “Islanders”), the New Jersey Devils (the “Devils”), the Buffalo Sabres (the “Sabres”) and the New York Red Bulls (the “Red Bulls”), and our affiliation agreements for distribution of our programming networks. MSG Media's programming networks serve as powerful platforms through which athletes, artists and performers are connected to the nation's largest television market.
The Company believes that its competitive strength stems from combining opportunities across more than one of our segments and aligning these businesses to provide what no other organization can: sports and entertainment content derived from games and performances at our iconic venues and distributed through our programming networks.

Our ability to offer both marquee live performance venues and extensive public exposure through our significant marketing expertise and media platforms attracts world-class artists, performers and athletes to our businesses, and allows us to create with them relationships built on mutual benefit. We obtain quality sports and entertainment content, while the artists, performers and athletes gain unique opportunities to develop their brands. We have an expansive view of the power of this integrated approach and believe no other organization can offer athletes, artists, performers, fans and business partners comparable opportunities or experiences.
Examples of how we believe we have effectively implemented this integrated approach are:

•
Our MSG Sports and MSG Media businesses naturally complement each other — with MSG Sports providing valuable content and MSG Media serving as a vital distribution system and promotional platform. MSG Media, through MSG Networks, telecasts games of our Knicks, Rangers and Liberty teams, and we are continually exploring opportunities to enhance the relationship between MSG Sports and MSG Media through new events, both at our venues and elsewhere. In June 2014, in the weeks leading up to The Garden’s sold-out championship bout between Miguel Cotto and Sergio Martinez, MSG Network promoted the fight by featuring Cotto in a brand new episode of its original series, “The Game 365.” To generate excitement about the Men’s National Collegiate Athletic Association (“NCAA”) Basketball Tournament returning to The Garden for the first time in more than 50 years, MSG Network telecast an original program, “Hoopla: 80 Years of College Basketball at The Garden,” followed by three classic college basketball games held at Madison Square Garden. Additionally, in March 2014, these two segments paired up to, once again, take advantage of the interest and excitement of the BNP Paribas Showdown at The Garden by airing this event, featuring a match-up between top ranked tennis superstars Andy Murray and Novak Djokovic.

•
MSG Media continues to seek opportunities to collaborate with MSG Entertainment to deliver programming that increases exposure of the Company’s brands, while differentiating our media offerings in a diverse and competitive environment. This includes MSG Network’s documentary on the historic transformation of The Garden. MSG Network already captured the first two phases of the three-year project in “The Garden Transformed: Year One” and Year Two and in December 2013, premiered the third and final installment of this original, award-winning series that takes a behind-the-scenes look at Madison Square Garden’s unprecedented, three-year, top-to-bottom transformation. January 2014 marked the start of monthly performances by the legendary Billy Joel at The Garden, with all currently announced shows running through December 2014 already sold out. MSG Network is helping to drive continued excitement and promotion for this partnership with programming throughout the summer that includes historic Billy Joel concerts, and a 30-minute special that gives fans a backstage pass to Billy Joel’s shows at The Garden, including interviews with Billy Joel and his band. This winter, MSG Network plans to unveil “The Garden’s Defining Moments,” 20, half-hour episodes that feature the iconic Garden moments currently on display in the arena as part of the newly transformed Garden, including “The Concert for New York City” and “12-12-12, The Concert for Sandy Relief.”

•
Our integrated approach to the sale of marketing partnerships allows us to use and sell our broad array of assets in a complementary manner in order to maximize their collective value, both for the Company and for our marketing partners. Our “Marquee” marketing partnership with JPMorgan Chase and our “Signature” marketing partnerships with several other blue-chip companies integrate the assets of our venues and our three business segments. This ability to offer compelling, broad-based, integrated marketing platforms that we believe are unparalleled in sports and entertainment has enabled us to attract world-class partners, such as JPMorgan Chase, Anheuser-Busch, Coca-Cola, Delta Airlines, Kia Motors America, Lexus and SAP.

•
We continue to forge deep direct-to-consumer relationships with customers and fans, with a focus on understanding how consumers interact with every aspect of the Company. A key component of this strategy is our large and growing proprietary customer database which drives revenue and engagement across segments, benefiting the Company through ticket sales, merchandise sales, sponsorship activation and viewership on television and online. This database provides us a greater opportunity to cross-promote our products and services, introducing customers to our wide range of assets and brands. For example, we have used our database to cross-promote MSG Networks' programming to fans of MSG Entertainment and MSG Sports, including the networks coverage of the Knicks, Rangers and Liberty, and its lineup of Billy Joel programming. We also continue to use our database to cross-promote events between MSG Entertainment and MSG Sports, including driving ticket sales to the Radio City Christmas Spectacular from fans of the Knicks, Rangers and Liberty.

Our commitment to strengthening our core assets is also exemplified by the transformation of The Garden into a state-of-the-art facility (the “Transformation”) that enhances the experience of our customers, partners, athletes and entertainers and is designed to attract even more marquee events to the building, while enhancing our revenue streams (the Transformation is discussed in greater detail under “— Our Venues — The Madison Square Garden Arena Transformation”). The Transformation is designed to ensure The Garden's continued and lasting prominence as a sports and entertainment venue.
We believe the Company's unique combination of assets and integrated approach, the depth of our relationships within the sports, media and entertainment industries and strong connection with our diverse and passionate audiences, sets the Company apart in the industry and represents a substantial opportunity for growth.
At the same time, we continue to look externally for strategic opportunities to add compelling assets and brands that resonate with our customers and partners, fit with our core competencies and allow new opportunities for growth.
Our Business
MSG Sports
MSG Sports owns and operates sports franchises, as well as promotes, produces and/or presents a broad array of other live sporting events.
Our Sports Franchises
The Knicks and Rangers are two of the most recognized franchises in professional sports, with storied histories and passionate, multi-generational fan bases. These teams are major occupants of The Garden as they traditionally play a combined total of 82 regular season home games, often to at or near capacity attendance. The number of home games increases if our teams qualify for the playoffs. We did not host any preseason Rangers games in fiscal year 2014 at The Garden due to the final stage of the Transformation. The Liberty have historically played 17 regular season home games at The Garden. However, due to the final phase of the Transformation, they played their 2013 season at the Prudential Center in Newark, New Jersey before returning to The Garden for their 2014 season.
In addition to being valuable stand-alone businesses, the Knicks and Rangers provide core content for our MSG Media segment, with a total of 159 preseason, regular season and playoff games (both home and away) telecast on MSG Networks during the 2013-14 season, and generate significant audience demand for wrap-around and themed programming. As part of both team and league marketing and telecasts, our sports teams provide both regional and national visibility for the Company.
New York Knicks
As an original franchise of the NBA, the Knicks have a rich history that includes eight trips to the NBA Finals and two NBA Championships, as well as some of the greatest athletes to ever play the game. The Knicks are focused on continuing to field a championship contending team, while playing their exciting, energetic and entertaining style of basketball. The Knicks enjoy the fierce allegiance of generations of passionate and knowledgeable fans. In March 2014, Phil Jackson, who has an extraordinary history of success that includes 13 NBA championships, was named president of the Knicks. This was followed in June by Derek Fisher, a five-time NBA champion, being hired as the team's new head coach. The Knicks ranked in the top three in the NBA for ticket sales receipts for the 2013-14 regular season, which marked the fourth consecutive year that Knicks season tickets sold out.
New York Rangers
The Rangers hockey club is one of the “original six” franchises of the NHL. Winners of four Stanley Cup Championships, the Rangers have won eleven conference titles over their history. For the 2013-14 season, the Rangers, led by new coach Alain Vigneault, qualified for the playoffs for the eighth time in the last nine years and, after an inspirational run, ended the playoffs as Eastern Conference Champions, having gone to the Stanley Cup Finals for the first time in twenty years. The Rangers are known to have one of the most passionate, loyal and enthusiastic fan bases in all of sports and ranked in the top three in the NHL for ticket sales receipts for the 2013-14 regular season.
New York Liberty
The Liberty was established in October 1996, when New York was selected as one of eight charter members of the WNBA. The Liberty have won three conference championships and appeared in the playoffs twelve times. The Liberty have a well-known tradition of on-court competitiveness supported by an enthusiastic and loyal fan base.
Westchester Knicks
In March 2014, the Company acquired the right to own and operate an NBADL team, which has been named the Westchester Knicks. The new team, which is the NBADL's 18th franchise, serves as the exclusive affiliate of the New York Knicks and will debut in the 2014-15 season, playing its home games at the Westchester County Center in White Plains, New York.
Hartford Wolf Pack
The Hartford Wolf Pack, a minor-league hockey team, is a player development team for the Rangers, and is also competitive in its own right in the AHL. The Rangers send draft picks and other players to the Hartford Wolf Pack for skill development and injury rehabilitation, and can call up players as needed for the Rangers roster to enhance the team's competitiveness. The Hartford Wolf Pack have reached the playoffs fourteen times out of seventeen seasons.
The Role of the Leagues in Our Operations
As franchises in professional sports leagues, our teams are members of their respective leagues and, as such, may be subject to certain limitations, under certain circumstances, on the control and management of their affairs. The respective league constitutions, under which each league is operated, together with the collective bargaining agreements (“CBAs”) each league has signed with its players' association, contain numerous provisions that, as a practical matter in certain circumstances, could impact the manner in which we operate our businesses. In addition, under the respective league constitutions, the commissioner of each league, either acting alone or with the consent of a majority (or, in some cases, a supermajority) of the other teams in the league, may be empowered in certain circumstances to take certain actions felt to be in the best interests of the league, whether or not such actions would benefit our teams and whether or not we consent or object to those actions.
While the precise rights and obligations of member teams vary from league to league, the leagues have varying degrees of control exercisable under certain circumstances over the length and format of the playing season, including preseason and playoff schedules; the operating territories of the member teams; national and international media and other licensing rights; admission of new members and changes in ownership; franchise relocations; indebtedness affecting the franchises; and labor relations with the players' associations, including collective bargaining, free agency, and rules applicable to player transactions, luxury taxes and revenue sharing. See “Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — MSG Sports — Expenses.” From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert, although the leagues' governing documents and our agreements with the leagues purport to limit the manner in which we may challenge decisions and actions by a league commissioner or the league itself.
Other Sports Properties
MSG Sports also promotes, produces and/or presents a broad array of live sporting events outside of Knicks, Rangers and Liberty games. These events include, for example, professional boxing, college basketball, professional bull riding, tennis, and college wrestling. Our sports business includes events that have been among the most popular in our history, as well as perennial highlights on our annual calendar, and also features some of Madison Square Garden's longest-running associations.
Professional boxing, beginning with John L. Sullivan in 1882, has had a long association with The Garden, which has included hosting Muhammad Ali's and Joe Frazier's 1971 “Fight of the Century,” considered among the greatest sporting events in modern history, as well as bouts featuring dozens of other boxing greats. These have included Jack Dempsey, Roberto Duran, George Foreman, Emile Griffith, Willie Pep, Oscar De La Hoya, Sugar Ray Leonard, Lennox Lewis, Joe Louis, Rocky Marciano, Sugar Ray Robinson, Felix Trinidad, Roy Jones, Jr., Mike Tyson, Evander Holyfield and Miguel Cotto, who in June 2014 won his fourth world title at The Garden in front of approximately 20,000 fans.
College basketball has been a mainstay at The Garden for decades, with the sport's longest running holiday showcase, the Holiday Festival, first tipping off over 50 years ago. In addition to St. John's University calling The Garden its home away from home, the popular Big East Tournament celebrated its 32nd anniversary at The Garden in 2014. Popular college basketball events also include visits from Duke University's Blue Devils, the annual Jimmy V Classic and the post-season NIT Finals. In March 2014, the East Regional Finals of The NCAA Division I Men's Basketball Championship returned to The Garden for the first time in more than 50 years. In February 2015, The Garden will welcome the 64th NBA All-Star Game, marking the fifth time the arena has hosted the illustrious professional basketball event. Additionally, The Garden hosts the annual BNP Paribas Showdown tennis event, which, since debuting in 2009, has featured tennis luminaries such as Pete Sampras, Roger Federer, Rafael Nadal, Novak Djokovic, Serena and Venus Williams and Maria Sharapova.
MSG Entertainment
Our MSG Entertainment business is one of the country's leaders in live entertainment. MSG Entertainment presents or hosts live entertainment events, including concerts, family shows, performing arts events and special events, in our diverse collection of venues. It also creates, produces and/or presents live productions that are performed in the Company's and other venues. This includes the Radio City Christmas Spectacular, featuring the Rockettes, which is the top grossing live holiday family show in North America. The venues we own or operate include The Garden, Radio City Music Hall, The Theater at Madison Square Garden, the Beacon Theatre, the Forum and The Chicago Theatre. In addition, we have a long-term exclusive booking agreement with respect to the Wang Theatre. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal. MSG Entertainment focuses on delivering unforgettable memories through spectacular productions, live events and unrivaled experiences in exceptional settings, creating demand for an association with our brands by artists and premier companies, and for our productions by the public. With a foundation of world-class expertise in live entertainment, including the historic traditions of The World's Most Famous Arena and Radio City Music Hall, as well as our other venues, MSG Entertainment has a proven ability to utilize the strength of its industry relationships, marketing assets, customer database and live event expertise, as well as the reach of MSG Media, to create performance, promotion and distribution opportunities for artists, events and productions, and to increase utilization of our venues.
Our Bookings and Other Entertainment Business Activities
MSG Entertainment is an established industry leader responsible for booking a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have hosted artists such as Billy Joel, the Eagles, Madonna, Phish, Elton John, Eric Clapton, The Allman Brothers Band, Bruce Springsteen, Maroon 5, Taylor Swift, Justin Timberlake, Ed Sheeran, Armin Van Buuren, Sting and Paul Simon, Coldplay, One Direction, Jerry Seinfeld and Dave Chappelle; family shows such as Sesame Street Live, Yo Gabba Gabba Live and Disney Junior Live; special events such as the Tony Awards, “America's Got Talent” and appearances by His Holiness the Dalai Lama, along with graduations, upfronts and product launches; and theatrical productions such as A Christmas Story, How The Grinch Stole Christmas! and Cirque du Soleil's Zarkana.
Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows in which case we have economic risk relating to the event. MSG Entertainment currently does not promote or co-promote events outside of our venues other than our productions discussed below.
Our Productions
One of MSG Entertainment's core properties, the Radio City Christmas Spectacular, has been performed at Radio City Music Hall for 81 years and during the 2013 holiday season more than one million tickets were sold for performances there. Featuring the world-famous Rockettes, the critically acclaimed Radio City Christmas Spectacular features show-stopping performances, festive holiday scenes and state-of-the-art special effects. As part of our strategic commitment to invest in our core assets, the Company continues to seek opportunities to enhance the Radio City Christmas Spectacular. These enhancements include a new finale added in the 2013 holiday season, and the planned return of a fan favorite scene to the show in 2014.
Based on the success of the Radio City Christmas Spectacular at Radio City Music Hall, in 1994 the Radio City Christmas Spectacular franchise was expanded outside of New York City. During the 2014 holiday season, we expect to present the theater version of the show in targeted markets, including Omaha, Houston and, for the 13th year, at the Grand Ole Opry House in Nashville.
Since its inception, the Radio City Christmas Spectacular has played to over 70 million people in over 70 different cities. We acquired the rights to the Radio City Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease of Radio City Music Hall. We also hold rights to the Rockettes in the same manner.
We continue to strengthen and broaden our Rockettes brand, targeting the most prominent and effective vehicles that elevate their visibility and underscore their reputation as beloved American cultural icons. The Rockettes have appeared or performed at high profile events, including Presidential Inaugurations, the annual Macy's Thanksgiving Day Parade, the New Year's Eve Times Square Ball Drop, the Super Bowl XLV numeral unveil, the Major League Baseball Home Run Derby, television shows

(“America's Got Talent,” “Project Runway,” “The Today Show,” “The Colbert Report,” “Late Night with Jimmy Fallon” and Home Shopping Network), and fashion events (Michael Kors Fashion's Night Out and Capezio Anniversary Gala), among many others. The Rockettes have established national partnerships with Zumba Fitness and Norwegian Cruise Lines, where the Rockettes were named Godmothers for the new 4,000 passenger ship, Norwegian Breakaway. In addition, the Rockettes continue to focus on dance education and training through programs in New York and other markets, including the Rockettes Summer Intensive and The Rockettes Experience. We continue to pursue carefully considered brand extension opportunities including television and public appearances, strategic partnerships, dance education and new merchandising lines.
We are investing in a new large-scale theatrical production for Radio City Music Hall featuring the Rockettes, which is expected to debut in the Spring of 2015.
MSG Media
MSG Media is a leader in production and content development for multiple distribution platforms and is comprised of our regional sports networks, MSG Network and MSG+, collectively the “MSG Networks.” These two regional networks provide a distribution outlet for content created, produced and/or presented by MSG Sports and MSG Entertainment, and thereby play a critical role in supporting, promoting and enhancing those businesses.
Over the past seven years, MSG Network has won 99 New York Emmy awards for live sports and original programming, more than any other single network or station in the region. MSG Network, MSG+ and msg.com have a combined total of 113 New York Emmy wins over the past seven years.
MSG Networks are home to seven professional sports teams, as well as critically acclaimed original programming. In addition to the Company's ownership of Knicks, Rangers and Liberty rights, MSG Networks have multi-year rights agreements with the Islanders, Devils, Sabres and Red Bulls. MSG Network and MSG+ are among the nation's largest regional cable networks and together typically telecast approximately 700 live sporting events and over 2,500 hours of live original programming each year, as well as college football and college basketball from top conferences, including the Atlantic Coast Conference (football and basketball), Big 12 (football and basketball), Conference USA (football and basketball) and the Big East (basketball).
MSG Networks continues to produce original programming that increases exposure for the Company's brands and builds on our library of compelling content. Examples include:

•	Special series such as “The Garden Transformed” and “The Garden’s Defining Moments,” which is planned to debut this winter;

•	Critically acclaimed MSG Originals series, including “Four Courses with JB Smoove,” “Beginnings,” “The Game 365” and “The Lineup” and;

•
Programming relating to the Knicks and Rangers, such as Knicks and Rangers coach’s shows, “MSG Profiles”, “Hockey Night Live” and dedicated pre- and post-game shows, all of which allow us to capitalize on the extraordinary enthusiasm of our teams' fans.

MSG Network is also the official regional sports network of the New York Giants, delivering exclusive, special non-game coverage of the National Football League team, including Head Coach Tom Coughlin’s live weekly press conference. Additional programming on MSG+ includes a lineup of select NCAA college football and basketball games, the New York Racing Association horse racing, and international sports content such as Union of European Football Association league soccer, as well as original programming related to the network's professional teams. The average of the combined reach of MSG Network and MSG+ is approximately 7.8 million viewing subscribers, primarily in New York, New Jersey, and Connecticut.
Our Interactive Initiatives
The Company has a collection of web sites and mobile, video on demand and digital platforms, which are housed throughout Madison Square Garden's business segments. These interactive initiatives include more than 20 web sites, social networking sites and mobile applications for our properties. Web sites include msg.com, thegarden.com, radiocity.com, beacontheatre.com, fabulousforum.com, chicagotheatre.com, radiocitychristmas.com and rockettes.com, as well as sites dedicated to our sports teams (nyknicks.com, newyorkrangers.com, knicksnow.com, blueshirtsunited.com and newyorkliberty.com). Like our MSG Sports business, the online operations relating to our sports teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See “— Regulation — Regulation of Our Media Business.” These interactive properties also include the MSG Insider email, alert and mobile platform and a series of Madison Square Garden social network sites. This interactive business generates revenue for all of the

Company's segments via the sale of advertising and sponsorships on these digital properties. Additionally, it offers a strategic marketing asset that creates opportunities to market directly to our fans and cross-promote across our businesses.
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
Madison Square Garden Arena
The Madison Square Garden Arena has been a celebrated center of New York life since it first opened its doors in 1879. Over its 135-year history, there have been four Garden buildings, each known for showcasing the best of the era's live entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete's or performer's career. Known as “The World's Most Famous Arena,” The Garden has been the site of some of the most memorable events in sports and entertainment, and, along with The Theater at Madison Square Garden, has hosted hundreds of events and millions of visitors this past year. In 2009, Billboard Magazine ranked The Garden the number one venue of the decade in its respective class based upon gross ticket sales.  Billboard Magazine also ranked The Garden the second highest-grossing entertainment venue of its size in the world based on the magazine's 2014 mid-year rankings. Music industry subscribers of the trade magazine Pollstar have voted The Garden “Arena of the Year” 18 out of the last 22 years.
The Garden is home to the Knicks, Rangers, and Liberty and is associated with countless “big events,” inspired performances and one-of-a-kind moments. The Garden's highlights include “The Fight of the Century” between Muhammad Ali and Joe Frazier in 1971 (considered among the greatest sporting events in history); the 1970 Knicks' NBA Championship; the Rangers' 1994 Stanley Cup Championship; three Democratic National Conventions and one Republican National Convention; a landmark visit from Pope John Paul II; Marilyn Monroe's famous birthday serenade to President John F. Kennedy; Frank Sinatra's “Main Event” concert in 1974; Elton John's record 64 performances; the only U.S. concerts from the reunited Cream; and the 25th Anniversary Rock and Roll Hall of Fame concerts. The Garden has also hosted four prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, The Concert for Bangladesh in 1972, as well as “The Concert for New York City,” following the events of 9/11; “From the Big Apple to the Big Easy”, held after Hurricane Katrina in 2005; and “12-12-12, The Concert for Sandy Relief”, in 2012.

January 2014 marked the start of monthly performances by the legendary Billy Joel at The Garden, with all currently announced shows running through December 2014 already sold out. Since Billy Joel’s first show at The Garden in 1978, the internationally acclaimed, six-time Grammy-winning New Yorker has played an important role in the venue’s iconic history that has included a record-breaking, sold-out run of 12 consecutive shows in 2006, and moving performances at both the “The Concert for New York City” and “12-12-12, The Concert for Sandy Relief” benefit concerts.
The current Madison Square Garden Complex, located between 31st and 33rd Streets and Seventh and Eighth Avenues on Manhattan's West Side, opened on February 11, 1968 with a salute to the U.S.O. hosted by Bob Hope and Bing Crosby. From a structural standpoint, the construction of the current Garden was considered an engineering wonder for its time, including its famous circular shape and unique, cable-supported ceiling, which contributes to its intimate feel. It was the first large structure built over an active railroad track. The builder, R.E. McKee, had a national reputation and was later recognized as a “Master Builder” by the construction industry. Architect Charles Luckman had one of the largest firms in the country and designed such buildings as the Prudential Tower in Boston, NASA's flight center in Houston and the Forum in Inglewood, CA.
We own the Madison Square Garden Complex, the platform on which it is built and development rights (including air rights) above our property. Madison Square Garden sits atop Pennsylvania Station, a major commuter hub in Manhattan, which is owned by the National Railroad Passenger Corporation (Amtrak). While the development rights we own would permit us to expand in the future, any such use of development rights would require various approvals from the City of New York. With the successful completion of the Transformation in October 2013, The Garden, once again, seats up to approximately 21,000 spectators for sporting and entertainment events. The Garden, along with The Theater at Madison Square Garden, contains approximately 1,100,000 square feet of floor space over 11 levels.

The Madison Square Garden Arena Transformation
October 25, 2013 marked the debut of a fully transformed Madison Square Garden Arena. The completion of The Garden’s three-year, top-to-bottom Transformation is driving growth across several categories, including tickets, suites, sponsorships, food, beverage and merchandise sales and will continue to have multiple benefits, including:

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
The Transformation is an example of our strategic commitment to invest in our core assets and continue to provide the kind of historic, unforgettable experiences that have long been a key component of our business. Focused on the total fan experience, the Transformation is designed to benefit everyone in attendance, whether they are first time visitors, season ticket subscribers, athletes, suite holders or marketing partners. Our customers now have access to a full list of amenities including: improved sightlines; additional entertainment and dining options; new concourses; upgraded hospitality areas; new technology; and a completely transformed interior, where the intimacy of the arena bowl and The Garden's world famous ceiling have been maintained. The Transformation of The Garden is intended to ensure that attending an event at The Garden is unlike anywhere else and is specifically highlighted by:

•	The new Chase Square Seventh Avenue entrance, which is nearly double the size of the previous entrance and features interactive kiosks, retail space, climate-controlled space, and broadcast area;

•	Public concourses that are double or triple in width, some with spectacular city views;

•	A new wide selection of food and beverage options, including exclusive food offerings from our MSG Signature Collection, featuring some of New York's top chefs;

•	Improved upper bowl sightlines that put patrons over 17 degrees closer to the action;

•	New bridges that provide one-of-a-kind views of the arena floor and offer a unique perspective for fans, which we refer to as the Chase Bridges;

•	State-of-the-art lighting, sound and LED video systems in high definition, and new fiber-optic cabling throughout the building;

•	Improved locker rooms, dressing rooms, green rooms and production offices;

•	Additional restrooms with 50 percent more capacity;

•
Unique exhibits throughout the building that celebrate the Garden’s storied history, including our Garden 366 visual retrospective and the Defining Moments exhibit on the Madison and Garden Concourse levels; and

•	Corporate offerings that include:

◦	21 Event Level suites that offer a lounge/entertaining atmosphere;

◦	58 Madison Level suites that are 40 percent larger than our previous suite offerings and located as close as 23 rows up from the arena floor;

◦	18 transformed 9th floor Signature Level suites; and

◦	Three new club spaces: the 1879 Club presented by J.P. Morgan, the Delta SKY360 Club on the Event Level and the Madison Club presented by Foxwoods on the 7th floor of The Garden.
The Theater at Madison Square Garden
The Theater at Madison Square Garden, which has approximately 5,600 seats, opened as part of the fourth Madison Square Garden Complex in 1968, with seven nights of performances by Judy Garland. Since then, some of the biggest and most exciting names in live entertainment have played the theater, including The Who, Bob Dylan, Diana Ross, Elton John, James Taylor, Macklemore & Ryan Lewis, Ellie Goulding, Ricky Gervais, Neil Young, Radiohead, Jerry Seinfeld and Van Morrison. The Theater at Madison Square Garden has also hosted boxing events and the NBA Draft; award shows such as The Daytime Emmys and the Essence Awards; and other special events including Wheel of Fortune and audition shows for “America's Got Talent.” We also host a variety of theatrical productions, family shows and other special events in The Theater, including A Christmas Story, How The Grinch Stole Christmas!, Sesame Street Live and Disney's Phineas and Ferb. The Theater at Madison Square Garden is the fifth highest-grossing entertainment venue of its size in the world, based on Billboard Magazine's 2014 mid-year rankings.
Radio City Music Hall
Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first built by theatrical impresario S.L. “Roxy” Rothafel in 1932. Known as “The Showplace of the Nation,” it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Perhaps best known as home to the country's number one live holiday family show, the Radio City Christmas Spectacular, starring the world-famous Rockettes, Radio City Music Hall also hosts concerts, family shows and special events. See “— MSG Entertainment — Our Productions.” In 2009, Billboard Magazine ranked Radio City Music Hall the number one venue of the decade in its respective class based upon gross ticket sales. In 2013, Billboard Magazine presented Radio City Music Hall with the Top Venue (under 10,000 seats) award at its annual Billboard Touring Awards. Radio City Music Hall is the highest-grossing entertainment venue of its size in the world, based on Billboard Magazine's 2014 mid-year rankings.

In 1978, Radio City Music Hall was designated a New York City landmark by the NYC Landmarks Preservation Commission and a national landmark on the National Register of Historic Places. We acquired the lease in 1997, and in 1999, in another example of our commitment to invest in our core assets to help drive our long-term business, we invested in a complete restoration that returned the legendary theater to its original grandeur. Our acclaimed restoration included burnishing the ceilings of Radio City Music Hall with 720,000 sheets of gold and aluminum leaf, replacing the existing stage curtain with a new 112-foot wide golden silk curtain, and replacing its approximately 6,000 seats. All furniture, wall fabric, carpeting, lighting fixtures and appointments were cleaned, repaired or remade, and the three-story tall mural “The Fountain of Youth,” by Ezra Winter, which looms above the grand staircase, was cleaned of decades of grime, varnish and polyurethane. State-of-the-art sound systems, lighting and HDTV capabilities were also installed.
We lease Radio City Music Hall, located at Sixth Avenue and 50th Street in Manhattan, pursuant to a long-term lease agreement. The lease on Radio City Music Hall expires in 2023. We have the option to renew the lease for an additional ten years by providing two years' notice prior to the initial expiration date.
The Beacon Theatre
In November 2006, we entered into a long-term lease agreement to operate the legendary Beacon Theatre, a venue with approximately 2,800 seats, which sits on the corner of Broadway and 74th Street in Manhattan. The Beacon Theatre was conceived of by S. L. “Roxy” Rothafel and is considered the “older sister” to Radio City Music Hall. Designed by Chicago architect Walter Ahlschlager, the Beacon Theatre opened in 1929 as a forum for vaudeville acts, musical productions, drama, opera, and movies. The Beacon Theatre was designated a New York City landmark by the NYC Landmarks Preservation Commission in 1979 and a national landmark on the National Register of Historic Places in 1982. Over its history, the Beacon Theatre has been a venerable rock and roll room for some of the greatest names in music including The Allman Brothers Band, Steely Dan, Coldplay, Crosby Stills & Nash, Jackson Browne, Elton John, Tom Petty and the Heartbreakers and Eddie Vedder. The Beacon Theatre has also hosted film premieres and comedy events, including a five-night run from Eddie Izzard in 2014, along with numerous luminaries such as His Holiness the Dalai Lama in 2009 and 2013, and President Bill Clinton in 2006, when the Rolling Stones played a private concert in honor of his 60th birthday.
In order to ensure that we could deliver a first-class experience to customers and performers, in August of 2008 we closed the Beacon Theatre for a seven-month restoration project to return the theater to its original 1929 grandeur. The restoration of the Beacon Theatre focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, on-site examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall, and reflects our commitment to New York City. The Beacon Theatre was the second highest-grossing entertainment venue of its size in the world, based on Billboard Magazine's 2013 full year rankings.
Our lease on the Beacon Theatre expires in 2026.
The Forum
In June 2012, we expanded our geographic footprint even further with the purchase of the Forum in Inglewood, CA, which serves the Greater Los Angeles area.  Following an extensive renovation of the historic venue, on January 15, 2014, the Forum re-opened with the first of six concerts by the legendary Eagles and is once again a thriving destination for both artists and music fans. The acquisition of the Forum establishes a significant West Coast presence for our Company and provides us with iconic arenas in each of the country's two largest entertainment markets.
With the successful completion of an extensive renovation, the Forum is now the only arena-sized venue in the country dedicated to music and entertainment, and offers something exceptional for everyone — artists, promoters, music fans, VIP customers and marketing partners.  Architecturally, the interior of the bowl has been completely modernized and features superior acoustics, along with flexible seating that ranges from 7,000 seats to 17,800 seats — allowing the venue to accommodate a wide variety of premier events. Fans seated on the floor have access to one of the largest general admission floors in the country, with approximately 8,000 square feet of new event level hospitality offerings, including food and beverage, merchandise and restrooms. The new Forum also offers exclusive spaces for VIP customers, including the historic Forum Club, which has been completely re-imagined with thematic music-inspired detailing.
For artists, the Forum delivers a first-class experience that includes seven, star-caliber dressing rooms with upgraded amenities. Among the key features that were resurrected in an effort to replicate the original design is the exterior color of the venue, which has returned to the 1960's “California sunset red,” and is now officially known as “Forum Red.” Other outdoor features include the addition of a distinct and iconic Forum marquee that reflects the architecture of the venue and a 40,000 square foot terrace that surrounds the perimeter of the building and offers upgraded food and beverage amenities, elevating the guest experience.
The original Forum was designed by renowned architect, Charles Luckman, who also designed the Madison Square Garden Arena that opened in 1968. The historic West Coast venue, which opened in 1967, has played host to some of the greatest musical performers of all time, including The Rolling Stones, The Jackson 5, Bob Dylan, Led Zeppelin, Madonna, Van Halen, Foo Fighters, Coldplay and many others.  In addition, the Forum was home to the Los Angeles Lakers and Los Angeles Kings until 1999.
Since re-opening in 2014, the Forum has hosted an impressive lineup of entertainers, including: the Eagles, Justin Timberlake, Paul Simon and Sting, Aerosmith, Queen with Adam Lambert, Steely Dan, Arcade Fire and Kings of Leon as well as His Holiness the Dalai Lama. In May 2014, the Forum also hosted its first boxing match since 2004, featuring Juan Manuel Marquez and Mike Alvarado, and looks forward to hosting the MTV Video Music Awards on August 24, 2014.
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

Today, The Chicago Theatre has become a highly attractive destination for concerts, comedy shows and other live events, hosting a wide range of entertainers, including Bob Dylan, Mumford & Sons, David Byrne, Neil Young, Steve Winwood, Jerry Seinfeld, The National, Kanye West, Conan O'Brien, Aziz Ansari, Barry Manilow and Steely Dan. The venue has also hosted theatrical tours, including A Christmas Story. The Chicago Theatre was ranked the ninth highest-grossing entertainment venue of its size in the world, based on Billboard Magazine's 2014 mid-year rankings.
The Wang Theatre
Since August 2008, we have had a booking agreement with respect to the historic Wang Theatre in Boston. Under the booking agreement, we have been utilizing our diverse relationships and experience in event production and entertainment marketing to maximize the quantity and diversity of performances staged at the Wang Theatre. These performances include theatrical productions and family shows, such as MSG Entertainment's Radio City Christmas Spectacular, Yo Gabba Gabba!, A Christmas Story, How The Grinch Stole Christmas! and concerts, such as multi-night runs by Steely Dan, Sting, Jerry Seinfeld, and Furthur and performances from Leonard Cohen, Wilco, Tegan and Sara, John Legend and The Shins. The Wang Theatre seats approximately 3,600.
Our booking agreement expires in 2019. We have the option to renew the agreement at that time for an additional ten years.
Other Investments

We continue to explore additional opportunities to expand our presence and provide opportunities for growth beyond our core businesses and venues. In September 2013, the Company acquired a 50% interest in Azoff MSG Entertainment LLC (“Azoff-MSG”). The Azoff-MSG entity owns and operates businesses in the entertainment industry and is currently focused on music management, performance rights, comedy and productions, and strategic marketing.

In August 2013, the Company, in a new partnership with the owners of Brooklyn Bowl, invested in building a new venue in Las Vegas. Modeled after the successful Brooklyn Bowl destination in New York, the new Brooklyn Bowl Las Vegas opened in March 2014, bringing together live music, bowling, and a restaurant with food by the acclaimed Blue Ribbon Restaurant Group.

In March 2014, the Company announced that it purchased a 50 percent interest in Tribeca Enterprises LLC (“Tribeca Enterprises”), the company that owns and operates the acclaimed Tribeca Film Festival. The annual Festival supports and promotes both emerging and established directors and has attracted an international audience of more than 4.5 million attendees since it was founded in 2002. Tribeca Enterprises’ businesses also include Tribeca Digital Studios, a branded entertainment content business; Tribeca Cinemas, a unique event space; and Tribeca Film, an independent film distribution label.
On July 1, 2014, the Company completed the previously announced sale of Fuse to SiTV Media, Inc., the parent company of NUVOtv. NUVOtv is an English language entertainment network created for modern Latinos. As part of the transaction the Company received a 15% equity interest in SiTV Media, Inc., which is subject to potential reduction based on certain performance goals.
Garden of Dreams Foundation
Madison Square Garden has a close association with the Garden of Dreams Foundation, a non-profit charity. This foundation is dedicated to making dreams come true for children and their families facing obstacles. Working with 22 organizations in New York, New Jersey and Connecticut, including hospitals, wish organizations, homeless shelters, foster care organizations and community-based organizations, the Garden of Dreams Foundation utilizes the power and magic of The Madison Square Garden Company and its venues to bring joy and happiness to children who are facing everything from homelessness and extreme poverty, to illness and foster care. Through unique and unforgettable on-going events and programs, the foundation develops strong, long-term relationships that truly change lives. The Garden of Dreams Foundation activities include events with the Knicks, Rangers, Liberty and MSG Network; special celebrations and event attendance at The Garden, Radio City Music Hall and the Beacon Theatre; visits by Madison Square Garden celebrities; the Garden of Dreams Talent Show, where children perform on the Great Stage at Radio City Music Hall; a “Dream Week,” where children experience all areas of The Garden during a week in the summer; toy and coat drives; and the “Make A Dream Come True Program,” where children enjoy unforgettable experiences with celebrities and at events. Additionally, MSG Media hosts “classroom” programs that teach teens the inner workings of the television industry.
The depth of The Madison Square Garden Company's relationship with the Garden of Dreams Foundation, which is actively integrated with each of our business segments, reflects our commitment to positively impact our community. Since its inception in 2006 through fiscal year 2014, the Garden of Dreams Foundation and Madison Square Garden have created once-in-a-lifetime experiences for more than 250,000 tri-state area children facing obstacles.
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
Regulation of Our Media Business
The Federal Communications Commission (“FCC”) imposes regulations directly on programming networks and also imposes regulations on cable television operators and satellite operators that affect programming networks indirectly. In addition, cable television programming networks, such as our MSG Networks, are also regulated by the FCC in certain respects because they are affiliated with a cable television operator like Cablevision. The rules, regulations, policies and procedures affecting our media business are subject to change.
Closed Captioning
Our programming networks must provide closed captioning of video programming for the hearing impaired. The FCC recently amended its closed captioning rules to provide for captioning quality standards and best practices regarding captioning that will become effective no earlier than January 15, 2015. We are also required to provide closed captioning on certain video content delivered via the Internet.
Commercial Loudness
FCC rules require multichannel video programming distributors to ensure that all commercials comply with specified volume standards, and certain of our affiliation agreements require us to certify compliance with such standards.
Advertising Restrictions on Children's Programming
Any of our programming and associated Internet web sites intended primarily for children under 12 years of age must comply with certain limits on commercial matter.
Obscenity Restrictions
Cable operators and other distributors are prohibited from transmitting obscene programming, and our affiliation agreements generally require us to refrain from including such programming on our networks.
Violent Programming
Some members of Congress have expressed concerns about the alleged effects of violent programming, which could lead to a renewal of interest in limiting the availability of such programming or prohibiting it.
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

In 2010, the FCC extended the program access rules to terrestrially-delivered programming by entities deemed affiliated with cable operators under those rules. The rules compel the licensing of such programming on nondiscriminatory price, terms and conditions in response to a complaint by a multichannel video programming distributor if the complainant can demonstrate that the lack of such programming, undue influence by the cable operator affiliate, or discrimination in the price, terms, or conditions for such programming constitutes an unfair act that significantly hinders or prevents the distributor from providing satellite cable programming.
The FCC allowed the rules that prohibited us from entering into exclusive contracts with cable operators for distribution of our satellite-delivered video programming services to sunset, and replaced them with a rule establishing a case-by-case consideration of exclusive contracts under the standard described above applicable to terrestrially-delivered programming. The

FCC also has solicited comment on whether its rules should be modified to address (i) treatment of volume price discounts under its anti-discrimination rules, (ii) uniform price increases by cable-affiliated programmers under its program access rules, (iii) buying group eligibility to file program access complaints, and (iv) a rebuttable presumption that certain practices engaged in by cable-affiliated programmers constitute an “unfair act.” The Company submitted its comments to the FCC in respect of the foregoing.
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
Wholesale “A La Carte”
The FCC has periodically considered whether cable programming networks require programming distributors to purchase and carry undesired programming in return for the right to carry desired programming and, if so, whether such arrangements should be prohibited. In May 2013, legislation was introduced in Congress that seeks to require, among other things, programmers to offer programming distributors the right to carry individual programming networks without the obligation to also carry other programming networks as part of a wholesale bundle. No action was taken on the proposed legislation.
Effect of “Must-Carry” Requirements
The FCC's implementation of the statutory “must-carry” obligations requires cable and satellite operators to give broadcasters preferential access to channel space. This may reduce the amount of channel space that is available for carriage of our networks by cable television systems and satellite operators.
Satellite Carriage
All satellite carriers must under federal law offer their service to deliver our and our competitors' programming networks on a nondiscriminatory basis (including by means of a lottery). A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage.
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
Web sites and Mobile Application Requirements
We maintain various web sites and mobile applications that provide information and content regarding our businesses, offer merchandise and tickets for sale and make available sweepstakes and/or contests. The operation of these web sites and applications may be subject to a range of federal, state and local laws such as privacy, accessibility for persons with disabilities and consumer protection regulations. The online and mobile operations relating to our sports teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See “— Our Business — MSG Sports — The Role of the Leagues in Our Operations.”
Competition
Competition in Our Sports Business
Our sports business operates in a market in which numerous sports and entertainment opportunities are available. In addition to the NBA, NHL and WNBA teams that we own and operate, the New York City metropolitan area is home to two Major League Baseball teams (the Yankees and the Mets), two National Football League teams (the Giants and the Jets), two additional NHL teams (the Islanders and the Devils), a second NBA team (the Nets) and two Major League Soccer franchises (the Red Bulls, and, beginning in 2015, the NYC FC). In addition, there are a number of other amateur and professional teams that compete in other sports, including at the collegiate and minor league levels. New York is also home to the U.S. Open tennis event each summer, as well as many other non-sports related entertainment options.

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
See “Item 1A. — Risk Factors — Risks Relating to Our Sports Business — Our Sports Business Faces Intense and Wide-Ranging Competition, Which May Have a Negative Material Effect on Our Business and Results of Operations.”
Competition in Our Entertainment Business
Our entertainment business competes, in certain respects and to varying degrees, with other live performances, sporting events, movies, home entertainment (including the Internet and online services, television, home video and gaming devices) and the large number of other entertainment and public attraction options available to members of the public. Our businesses, such as our live productions and our sporting events, typically represent alternative uses for the public's entertainment dollar. The primary geographic area in which we operate, New York City, is among the most competitive entertainment markets in the world, with the world's largest live theater industry and extensive performing arts venues, twelve major professional sports teams, numerous museums, galleries and other attractions, and numerous movie theaters available to the public. In September 2012, a 19,000 seat arena opened in Brooklyn, New York. Our venues outside of New York City similarly compete with other entertainment options in their respective markets and elsewhere. We compete with these other entertainment options on the basis of the quality of our productions and the public's interest in our content, as well as on the price of our tickets and the quality and location of our venues.
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
New or existing programming networks that are owned by or are affiliates of broadcast networks like NBC, ABC, CBS or FOX may also have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreements giving the cable system or other Distributor the right to carry a broadcast station affiliated with the network.

See “Item 1A. Risk Factors — Risks Relating to Our Media Business — Our Media Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations.” See also “Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — MSG Media — Revenue Sources” for a discussion of MSG Media customers.
Sources of Programming
We also compete with other programming networks to secure desired programming, including sports-related programming, although some of our programming is generated internally through our ownership of sports teams, our ownership and operation of venues and our efforts in original programming. Competition for programming will increase as the number of programming networks increases. Other programming networks that are affiliated with or otherwise have larger relationships with programming sources such as movie or television studios, film libraries, record labels or sports teams may have a competitive advantage over us in this area.
Competition for Sports Programming Sources
Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our sports networks. We own the programming rights to the Knicks, the Rangers and the Liberty. We also have in place multi-year rights agreements covering the media rights to the Islanders, Devils, Sabres and Red Bulls. Our rights with respect to these professional teams may be limited in certain circumstances. See “— Our Business — MSG Sports — The Role of the Leagues in Our Operations.” Our programming networks compete for telecast rights for other teams or events principally with national or regional cable networks that specialize in or carry sports programming; television “superstations” which distribute sports and other programming by satellite; local and national commercial broadcast television networks; and independent syndicators that acquire and resell such rights nationally, regionally and locally. Some of our competitors may own or control, or are owned or controlled by, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their systems. Our programming networks may also compete with Internet and mobile-based distributors of sports programming.
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
Employees
As of June 30, 2014 we had approximately 1,500 full-time union and non-union employees and 7,500 part-time union and non-union employees. Approximately 66% of our employees were represented by unions as of June 30, 2014. Labor relations in general and in the sports and entertainment industry in particular can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
The NHL players and the NBA players are covered by CBAs between the National Hockey League Players' Association (“NHLPA”) and the NHL and between the National Basketball Players Association (“NBPA”) and the NBA, respectively. Both the NHL and the NBA have experienced labor difficulties in the past and may have labor issues in the future. On June 30, 2011 the prior CBA between the NBA and NBPA expired and there was a work stoppage for approximately five months until a new CBA was entered into in December 2011. On September 15, 2012 the prior CBA between the NHL and NHLPA expired and there was a work stoppage for approximately four months until a new CBA was entered into in January 2013. See “Item 1A.

Risk Factors — General Risks — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
Financial Information about Segments and Geographic Areas
Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area. Financial information by business segments for each of the years ended June 30, 2014, 2013, and 2012 is set forth in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Financial Statements and Supplementary Data,” which are in Part II, Items 7 and 8, respectively, of this Annual Report on Form 10-K.

Item 1A. Risk Factors
Risks Relating to Our Sports Business
Our Sports Business Faces Intense and Wide-Ranging Competition, Which May Have a Negative Material Effect on Our Business and Results of Operations.
The success of a sports business, like ours, is dependent upon the performance and/or popularity of its franchises. Our Knicks and Rangers and other sports franchises compete, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, mobile applications and other alternative sources. For example, our sports teams compete for attendance, viewership and advertising with a wide range of alternatives available in the New York City metropolitan area. During some or all of the basketball and hockey seasons, our sports teams face competition, in varying respects and degrees, from professional baseball (including the Yankees and the Mets), professional football (including the Giants and the Jets) and each other. For fans who prefer the unique experience of NHL hockey, we must compete with two other hockey teams located in the New York City metropolitan area (the Islanders and the Devils) as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete with another NBA team located in the New York City metropolitan area (the Nets) as well as, in varying respects and degrees, with other NBA teams and the NBA itself.
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
A significant factor in our ability to attract and retain talented players is player compensation. NBA and NHL player salaries have generally increased significantly and may continue to increase. Although collective bargaining agreements between the NBA and the NBPA and the NHL and the NHLPA generally cap league-wide player salaries at a prescribed percentage of league-wide revenues, we may pay our players different aggregate salaries and a different proportion of our revenues than other NBA or NHL franchises. Future collective bargaining agreements may increase the percentage of league-wide revenues to which NBA or NHL players are entitled or impose other conditions, which may further increase our costs. In addition, we may also be obligated to pay the NBA a luxury tax each year, the calculation of which is determined by a formula based on the aggregate salaries paid to our NBA players. We were a significant NBA luxury tax payer with respect to the 2013-14 season. See “Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — MSG Sports — Expenses — Player Salaries, Escrow System/Revenue Sharing and Luxury Tax — NBA Luxury Tax.”
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

The Actions of the Basketball and Hockey Leagues May Have a Material Negative Effect on Our Business and Results of Operations.
The governing bodies of the NBA (including the WNBA and NBA Development League) and the NHL have certain rights under certain circumstances to take actions that they deem to be in the best interests of their respective sports, which may not necessarily be consistent with maximizing our results of operations and which could affect our teams in ways that are different than the impact on other teams. Certain of these decisions by the NBA or the NHL could have a material negative effect on our business and results of operations. From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert. The following discussion highlights certain areas in which decisions of the NBA and the NHL could materially affect our businesses.
The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the national and international rights to telecast the games of league members, including the Knicks and the Rangers, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our teams and the leagues, and the Internet activities of our teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. We receive a share of the income the NBA and the NHL generate from these contracts, which expire from time to time. There can be no assurance that the NBA or the NHL will be able to renew these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. Changes to national and international telecast rights could also impact the availability of games covered by our local telecast rights and could negatively affect our business and results of operations. The leagues have asserted control over certain other important decisions, under certain circumstances, such as the length and format of the playing season, including preseason and playoff schedules, the operating territories of the member teams, admission of new members, franchise relocations, labor relations with the players associations, collective bargaining, free agency, and luxury taxes and revenue sharing. Decisions on these matters, some of which are also subject to the terms of the relevant collective bargaining agreement, may materially negatively affect our business and results of operations. In addition, the NBA imposes a luxury tax and escrow system with respect to player salaries and a revenue sharing plan. For fiscal year 2014, the Knicks recorded approximately $23.1 million in estimated revenue sharing expenses, net of escrow receipts. The actual amounts for the 2013-14 season may vary significantly from the estimate based on actual operating results for the league and all teams for the season and other factors. For a discussion of the NBA luxury tax impacts, see “— Risks Relating to Our Sports Business — Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.”
The NBA and the NHL have imposed certain restrictions on the ability of owners to undertake some types of transactions in respect of teams, including a change in ownership, a relocation of a team and certain types of financing transactions. In certain instances, these restrictions could impair our ability to proceed with a transaction that is in the best interest of the Company and its stockholders if we were unable to obtain required league approvals in a timely manner or at all.
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
Our entertainment business competes, in certain respects and to varying degrees, with other leisure-time activities such as television, radio, motion pictures, sporting events, other live performances, the Internet, and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment and information, in addition to competing for concerts and for event venues for total entertainment dollars in our marketplace. The success of our entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular, and, to a lesser extent, the availability of, and our venues' ability to attract concerts, family shows and other events, competition for which is intense and the ability of acts to attract strong attendance at our venues. For example, The Garden, The Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York City metropolitan area. The Forum, The Chicago Theatre and the Wang Theatre face similar competition from other entertainment options in their respective markets and elsewhere.
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
The financial results of our entertainment business are dependent on the popularity of our live productions, particularly the Radio City Christmas Spectacular. In particular, our entertainment business depends on the continuing popularity of the Radio City Christmas Spectacular at Radio City Music Hall, which represented 31% of our MSG Entertainment segment's revenues in fiscal year 2014. Should the popularity of the Radio City Christmas Spectacular decline, our revenues from ticket sales, and concession and merchandise sales would likely also decline, and we might not be able to replace the lost revenue with revenues from other sources.
Our Strategy for Our Entertainment Business Includes the Development of New Live Productions and the Possible Addition of New Venues, Each of Which Could Require Us to Make Considerable Investments for Which There Can Be No Guarantee of Success.
As part of our business strategy, we intend to develop new productions, and live entertainment events, which may include expansions or enhancements of our existing productions or relationships or the creation of entirely new live productions. Expansion or enhancement of productions and/or the development of new productions could require significant upfront investment in sets, staging, creative processes, casting and advertising and dislocation of other alternative sources of entertainment that may have played in our venues absent these productions. For example, we are investing in a new large-scale theatrical production for Radio City Music Hall. To the extent that any efforts at expanding or enhancing productions or creating new productions do not result in a viable live show, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may be subject to a write-down of all or a portion of such investments. In addition, any delay in launching such productions or enhancements could result in the incurrence of operating costs which may not be recouped. For example, the Company postponed its new large-scale theatrical production designed for Radio City Music Hall, from its planned debut in March 2014. Our strategy also involves the possible investment in, or the operation or acquisition of, venues, in our current markets and major markets beyond New York, Los Angeles, Chicago and Boston. Any such additions may involve purchasing or acquiring control of, or an investment in, existing venues, renovating acquired venues or constructing new venues and could require significant investment. For example, in January 2014 we re-opened the Forum, the iconic arena in Inglewood, CA, which we acquired in June 2012. In pursuing such an expansion strategy, we will face risks, potentially including risks associated with the construction of new facilities or renovations of existing facilities, such as cost overruns and construction delays, risks associated with financing, such as the potential lack of available financing to commence or complete an acquisition, development or renovation, risks associated with operating in new or existing markets and the risk that we may lose all or a part of our investment in any additional venues.
Risks Relating to Our Media Business
Our Media Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations.
Our media business competes, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video on demand, and other content offered on cable television and other programming distribution systems. We also compete for viewers and advertisers with radio, motion pictures, home video, the Internet and broadband services, mobile media and other sources of information and entertainment and advertising services. Important competitive factors are the prices charged for programming, the quantity, quality (in particular, the on-court and on-ice performance of our sports teams as well as other teams whose media rights we control) and the variety of the programming offered and the effectiveness of marketing efforts.
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
We May Not Be Able to Adapt to New Content Distribution Platforms and to Changes in Consumer Behavior Resulting from These New Technologies, Which May Have a Material Negative Effect on Our Business and Results of Operations.
We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. Emerging forms of content distribution may provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition could reduce demand for our offerings. Accordingly, we must adapt to changing consumer behavior driven by advances such as digital video recorders (“DVRs”), video on demand, Internet-based and broadband content delivery and mobile devices. Such changes may impact the revenues we are able to generate from our traditional distribution methods, either by decreasing the viewership of our programming networks on cable and other multichannel video programming distribution systems or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there could be a material negative effect on our business and results of operations.
The Success of Our Media Business Also Depends on Affiliation Fees We Receive Under our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations.
Our success is dependent upon the existence and terms of agreements between our programming networks and Distributors. Existing affiliation agreements of our programming networks expire at various dates. We cannot provide assurances that we will be able to renew these affiliation agreements, or obtain terms as attractive as our existing agreements in the event of a renewal. Affiliation fees constitute a significant majority of our media business’ revenues. Changes in affiliation fee revenues result from a combination of changes in rates and/or changes in subscriber counts, factors that may be largely out of our control. For example, Distributors may introduce, market and/or modify tiers of programming networks that could impact the number of subscribers that receive our programming networks. The Company has experienced a decrease in subscribers which it believes is due to a migration of subscribers to lower-priced distributor tiers that do not include MSG Networks. A reduction in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss or reduction in carriage of our programming networks, could adversely affect our affiliation fee revenue. Such a loss or reduction in carriage could also decrease the potential audience for our programming thereby adversely affecting our advertising revenues.
Our affiliation agreements generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the year for MSG Networks. If we were unable to meet these criteria, we could become subject to remedies available to the Distributors, which may include fee reductions, rebates or refunds and/or termination of these agreements in some cases.
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
The loss of any of our significant Distributors or, the failure to renew on terms as attractive as our existing agreements (or to do so in a timely manner) or disputes with our counterparties on the interpretation of their agreements with us could materially negatively affect our business and results of operations.
Further Consolidation Among Cable and Satellite Providers Could Adversely Affect Our Revenue and Profitability.
The pay television industry is highly concentrated, with a relatively small number of Distributors serving a significant percentage of pay television subscribers that receive our networks, thereby affording the largest Distributors significant leverage in their relationship with programming networks, including us. Substantially all of our distribution revenues come from our top ten Distributors. In addition to the pending Comcast and Time Warner Cable merger and the pending AT&T and DirecTV merger (each of which are subject to regulatory approval), further consolidation in the industry could reduce the number of Distributors available to distribute our programming services and increase the negotiating leverage of Distributors, which could adversely affect our revenue. In some cases, if a Distributor is acquired, the affiliation agreement of the acquiring Distributor will govern following the acquisition. In those circumstances, the acquisition of a Distributor that is a party to one or more affiliation agreements with us on terms that are more favorable to us could have a material negative impact on our business and results of operations.
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
In addition to carrying the games of the Knicks, Rangers and Liberty, our media business has rights agreements with other professional sports teams that we do not control. We may seek renewal of these contracts and, if we do, we may be outbid by competing networks for these contracts or the renewal costs could substantially exceed our costs under the current contracts. One or more of these teams may seek to establish their own programming network or join a competitor's network and, in certain circumstances, we may not have an opportunity to bid for the rights. Moreover, the value of these contracts may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season. The value of these rights can also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute games. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect our business and results of operations. In addition, our distribution agreements typically include certain remedies in the event our MSG Networks fail to meet a minimum number of professional events, and, accordingly, any loss of rights could materially negatively affect our business and results of operations.
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
We May Be Unable to Obtain Programming from Third Parties on Reasonable Terms or at All, Which Could Lead to Higher Costs.
We rely on third parties for sports and other programming for our networks. We compete with other distributors of programming, including other programming networks, to acquire the rights to distribute such programming. If we fail to continue to obtain sports and other programming for our networks on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for alternative programming, which may have a material negative effect on our business and results of operations.
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

Our Businesses Are Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and Rangers, Which Cannot Be Assured.
Our financial results have historically been dependent on, and are expected to continue to depend in large part on, the Knicks and Rangers remaining popular with our fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, concession and merchandise sales during the regular season, greater shares of total viewership and increased advertising sales. Furthermore, success in the regular season may qualify a team for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by our teams and, more importantly, by generating increased excitement and interest in our teams, which can improve attendance and viewership in subsequent seasons. There can be no assurance that any sports team, including the Knicks and Rangers, will compete in post-season play in the future.
We May Pursue Acquisitions and Other Strategic Transactions to Complement or Expand our Business that May Not be Successful; We Have Significant Investments in Businesses We Do Not Control.
From time to time, we may explore opportunities to purchase or invest in other businesses, venues or assets that could complement, enhance or expand our current business or that might otherwise offer us growth opportunities.  Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the diversion of management’s attention and resources from our existing business to develop and integrate the acquired or combined business, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. We have significant investments in businesses that we account for under the equity method of accounting. We do not control the day-to-day operations of these businesses. Additionally, these businesses are subject to laws, rules and other circumstances, and have risks in their operations, which may be similar to, or different from, those to which we are subject. To the extent that these investments are not successful, we may be subject to a write-down of all or a portion of such investments. Any of the foregoing risks could result in a material negative effect on our business and results of operations or adversely impact the value of our investments.
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
Our programming business is subject to direct and indirect government regulation, in part as a result of federal communications laws and FCC regulations that apply because we have common directors, officers, and stockholders with Cablevision. For FCC purposes, the common directors and officers, and the five percent or greater stockholders of each of us and Cablevision are deemed to hold attributable interests in each of the companies. As a result, certain regulations applicable to a programming network affiliated with a cable television operator apply to us. This affiliation may also limit the activities or strategic business alternatives available to us, including the ability to own or operate media properties we do not presently own or operate.
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
We hold liquor licenses at each of our venues and are subject to licensing requirements with respect to the sale of alcoholic beverages in the jurisdictions in which we serve those beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at the applicable venue and could have a material negative effect on our business and our results of operations. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. In the jurisdictions in which our venues are located, we are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law. Our liability insurance coverage may not be adequate or available to cover any potential liability.
We and our venues are subject to environmental laws and regulations relating to the use, disposal, storage, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the operations of our venues. Additionally, certain laws and regulations could hold us strictly, jointly and severally responsible for the remediation of hazardous substance contamination at our facilities or at third-party waste disposal sites, and could hold us responsible for any personal or property damage related to any contamination. Any requirements to dispose of, or remediate, such hazardous or non-hazardous materials and any associated costs and impact on operations of such efforts may be heightened as a result of the purchase, construction or renovation of a venue.
Our venues are subject to zoning and building regulations including permits relating to the operation of The Garden. In addition, the Garden requires a zoning special permit. The original permit was granted by the New York City Planning Commission in 1963 and renewed in July 2013 for 10 years. In connection with the renewal, certain government officials and special interest groups sought to use the renewal process to impose conditions on or otherwise pressure us to improve Penn Station or to relocate The Garden. There can be no assurance regarding the future renewal of the permit or the terms thereof.
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
We May Be Exposed to Business, Reputational and Litigation Risk if there Is Loss, Disclosure or Misappropriation of or Access to Our Customers' or Employee's Personal Information or Other Breaches of Our Information Security.
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

A Change to or Withdrawal of New York City Real Estate Tax Exemption May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For fiscal year 2014 this tax exemption resulted in an annual after-tax benefit to net income of approximately $9.6 million. Following the completion of the Transformation, New York City reassessed the complex and increased the assessed value significantly (thereby significantly increasing the value of the exemption). We are appealing the assessment. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State. There can be no assurance that the tax exemption will not be amended in a manner adverse to us or repealed in its entirety, either of which could have a material negative effect on our business and results of operations.
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
Although we have a credit facility (see “Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements”), our ability to draw on such facility will depend on our ability to meet certain financial tests and other conditions. In addition, there can be no assurance that we will be able to refinance any such facility in the future or raise any required additional capital or do so on favorable terms. Depending upon conditions in the financial markets, we may not be able to raise additional capital on favorable terms, or at all. In addition, as described above, the leagues in which our sports teams compete may have, under certain circumstances, approval rights over certain financing transactions, and in connection with those rights, could affect our ability to obtain such financing. If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs. Our choice of which spending programs to cancel or reduce may be limited, although we do not currently anticipate that unavailability of financing in any circumstances would materially affect our spending on player salaries in any respect. Failure to successfully pursue our capital expenditure and other spending plans could negatively affect our ability to compete effectively and have a material negative effect on our business and results of operations.
Our Business Is Subject to Seasonal Fluctuations.
The revenues of our MSG Sports and MSG Entertainment segments are seasonal. For example, 35% of our MSG Entertainment segment's revenues and 7% of our consolidated revenues in fiscal year 2014, were derived from our Radio City Christmas Spectacular franchise. Revenues of our MSG Entertainment segment are highest in the second quarter of our fiscal year when these performances primarily occur. As a result, MSG Entertainment earns a disproportionate amount of its revenue and operating income in the second quarter of each fiscal year. Similarly, because of the nature of the NBA and NHL playing seasons, revenues from our sports teams are concentrated in the second and third quarters of each fiscal year. Revenues from our business on a consolidated basis tend to be at their lowest in the first and fourth quarters of the fiscal year.
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
NBA players are covered by a CBA between the NBPA and the NBA. NHL players are covered by a CBA between the NHLPA and the NHL. Both the NHL and the NBA have experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players' strikes or management lockouts. For example, the NBA has experienced labor difficulties, including a lockout during the 1998-99 season, which resulted in the regular season being shortened from 82 to 50 games, and a lockout during the 2011-12 season, which resulted in the regular season being shortened from 82 games to 66 games. The current NBA CBA expires after the 2020-21 season (although the NBA and NBPA each have the right to terminate the CBA effective following the 2016-17 season). The NHL has also experienced labor difficulties, including a lockout during the 1994-95 NHL season, which resulted in the regular season being shortened from 84 to 48 games, a lockout beginning in September 2004, which resulted in the cancellation of the entire 2004-05 NHL season and a lockout during the 2012-13 NHL season, which resulted in the regular season being shortened from 82 to 48 games. The current NHL CBA expires September 15, 2022 (although the NHL and NHLPA each have the right to terminate the CBA effective following the 2019-20 season).
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

There Is the Risk of Personal Injuries and Accidents in Connection with Our Venues, Which Could Subject Us to Personal Injury or Other Claims; We are Subject to the Risk of Adverse Outcomes In Other Types of Litigation.
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
From time to time, we become subject to other kinds of litigation. The outcome of litigation is inherently unpredictable. As a result, we could incur liability from litigation which could be material and for which we may have inadequate or no insurance coverage or be subject to other forms of relief which might adversely affect the Company.
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
As of July 31, 2014, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively own all of our Class B Common Stock, approximately 1.8% of our outstanding Class A Common Stock and approximately 69% of the total voting power of all our outstanding common stock. Of this amount, Charles F. Dolan, a director and the father of James L. Dolan, the Executive Chairman, and his spouse control approximately 59.4% of our outstanding Class B Common Stock, approximately 1% of our outstanding Class A Common Stock and approximately 41% of the total voting power of all our outstanding common stock. The members of the Dolan family holding Class B Common Stock have executed a voting agreement that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. The Dolan family is able to prevent a change in control of our Company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan family. Charles F. Dolan, members of his family and certain related family entities, by virtue of their stock ownership, have the power to elect all of our directors subject to election by holders of Class B Common Stock and are able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
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
Future Stock Sales, Including as a Result of the Exercise of Registration Rights by Certain of Our Stockholders, Could Adversely Affect the Trading Price of Our Class A Common Stock.
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
The Company is the owner of professional sports franchises in the NBA and the NHL. As a result, transfers and ownership of our Common Stock are subject to certain restrictions under the constituent documents of the NBA and the NHL as well as the Company's consent agreements with the NBA and the NHL in connection with their approval of the Distribution. These restrictions are described under “Description of Capital Stock - Class A Common Stock and Class B Common Stock - Transfer Restrictions” in our registration statement on Form 10 filed with the Securities and Exchange Commission. In order to protect the Company and its NBA and NHL franchises from sanctions that might be imposed by the NBA or the NHL as a result of violations of these restrictions, our amended and restated certificate of incorporation provides that, if a transfer of shares of our Common Stock to a person or the ownership of shares of our Common Stock by a person requires approval or other action by a league and such approval or other action was not obtained or taken as required, the Company shall have the right by written notice to the holder to require the holder to dispose of the shares of Common Stock which triggered the need for such approval. If a holder fails to comply with such a notice, in addition to any other remedies that may be available, the Company may redeem the shares at 85% of the fair market value of those shares.
We Share Certain Executives with Cablevision Which Means Those Executives Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts; Certain Directors Are Also Directors and/or Executives of each of Cablevision and AMC Networks Inc.
Our Executive Chairman, James L. Dolan, also serves as the Chief Executive Officer of Cablevision and our Vice Chairman, Hank J. Ratner also serves as a Vice Chairman of Cablevision. This arrangement is similar to the situation prior to the spin-off of the Company from Cablevision whereby Messrs. Dolan and Ratner served as executives of both companies. As a result, they do not devote their full time and attention to the Company's affairs. In addition, eight members of our Board of Directors are also directors of Cablevision, seven members of our Board of Directors are also directors of AMC Networks Inc., an affiliate of the Company, and several of our directors are employees or executives of Cablevision and AMC Networks Inc. concurrently with their service on our Board of Directors. These officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting MSG and either Cablevision or AMC Networks Inc., as applicable. For example, the potential for a conflict of interest exists when we on the one hand, and Cablevision or AMC Networks Inc. on the other hand, look at acquisitions and other corporate opportunities that may be suitable for both companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between Cablevision or AMC Networks Inc. and us. In addition, certain of our directors and officers have Cablevision and/or AMC Networks Inc. stock options and/or or cash performance awards, including Messrs. Charles F. Dolan, James L. Dolan and Hank J. Ratner. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and Cablevision or AMC Networks Inc. See “Certain Relationships and Potential Conflicts of Interest” in our Proxy Statement filed with the Securities and Exchange Commission on October 11, 2013 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with Cablevision and/or AMC Networks Inc. that may arise.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own the Madison Square Garden Complex (with a maximum capacity of approximately 21,000 seats in The Garden), including The Theater at Madison Square Garden (approximately 5,600 seats) in New York City, comprising approximately 1,100,000 square feet; a training center in Greenburgh, NY with approximately 105,000 square feet of space; The Chicago Theatre (approximately 3,600 seats) in Chicago comprising approximately 72,600 square feet; and the Forum (approximately 17,800 seats) in Inglewood, CA comprising approximately 307,000 square feet.
Significant properties that are leased in New York City include approximately 400,000 square feet housing Madison Square Garden's administrative and executive offices and certain studio space, approximately 577,000 square feet comprising Radio City Music Hall (approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (approximately 2,800 seats). We also lease storage space in various other locations and parking locations in Inglewood, CA for the Forum. For more information on our venues, see “Item 1. Business — Our Venues.”
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
Item 3. Legal Proceedings
In March 2012, the Company was named as a defendant in two purported class action antitrust lawsuits brought in the United States District Court for the Southern District of New York against the NHL and certain NHL member clubs, regional sports networks and cable and satellite distributors. The complaints, which are substantially identical, primarily assert that certain of the NHL's current rules and agreements entered into by defendants, which are alleged by the plaintiffs to provide certain territorial and other exclusivities with respect to the television and online distribution of live hockey games, violate Sections 1 and 2 of the Sherman Antitrust Act. The complaints seek injunctive relief against the defendants' continued violation of the antitrust laws, treble damages, attorneys' fees and pre- and post-judgment interest. On July 27, 2012, the Company and the other defendants filed a motion to dismiss the complaints (which have been consolidated for procedural purposes). On December 5, 2012, the Court issued an Opinion and Order largely denying the motion to dismiss. On April 8, 2014, following the conclusion of fact discovery, all defendants filed motions for summary judgment seeking dismissal of the complaints in their entirety. On August 8, 2014, the Court denied the motions for summary judgment. The Company intends to vigorously defend the claims against the Company.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty, management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Our Class A Common Stock is listed on NASDAQ under the symbol “MSG”.
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell Midcap Index and the Russell 3000 Entertainment Index. This graph covers the period from February 9, 2010 (the first day our Class A Common Stock began trading on NASDAQ) through June 30, 2014. The stock price performance included in this graph is not necessarily indicative of future stock performance.

	Base Period 2/9/10	06/30/10	12/31/10	06/30/11	12/30/11	06/29/12	12/31/12	06/28/13	12/31/13	06/30/14
The Madison Square Garden Company	$100.00	$107.96	$141.49	$151.10	$157.19	$205.49	$243.41	$325.19	$316.03	$342.76
Russell Midcap Index	100.00	101.31	129.79	140.28	127.78	137.97	149.86	173.02	201.96	219.48
Russell 3000 Entertainment Index	100.00	104.42	126.30	138.20	131.35	160.90	170.79	219.05	272.27	296.42
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
As of June 30, 2014, there were 1,179 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock, par value $.01 per share. As of June 30, 2014, there were 17 holders of record of our Class B Common Stock.

We did not pay any dividend on our common stock during the fiscal year 2014 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.
Price Range of MSG Class A Common Stock
The following tables set forth for the periods indicated the intra-day high and low sales prices per share of our Class A Common Stock as reported on NASDAQ:

Year Ended June 30, 2014	High	Low
For the Quarter ended September 30, 2013	$63.00	$54.28
For the Quarter ended December 31, 2013	61.58	54.00
For the Quarter ended March 31, 2014	60.49	55.03
For the Quarter ended June 30, 2014	62.60	48.16
Year Ended June 30, 2013
For the Quarter ended September 30, 2012	$44.75	$34.36
For the Quarter ended December 31, 2012	45.99	39.04
For the Quarter ended March 31, 2013	58.72	44.71
For the Quarter ended June 30, 2013	63.44	54.66

Item 6. Selected Financial Data
The operating and balance sheet data included in the following selected financial data table have been derived from the consolidated financial statements of The Madison Square Garden Company and its subsidiaries (which for periods prior to February 9, 2010 (the date of the Distribution), represent a combination of certain media, entertainment and sports businesses and assets that were historically owned and operated as parts of Cablevision). The financial information presented below for periods prior to the Distribution date does not necessarily reflect what our results of operations and financial position would have been if we had operated as a separate publicly-traded entity during those periods. The selected financial data presented below should be read in conjunction with the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Effective June 30, 2011, the Company changed its fiscal year-end from December 31st to June 30th to better align our financial planning and reporting cycles with the seasonality of our business, particularly our MSG Sports and MSG Entertainment segments.

	Years Ended June 30,			Six Months Ended June 30, 2011	Years Ended December 31,
	2014	2013	2012		2010	2009
	(in thousands, except per share data)
Operating Data:
Revenues	$1,555,594	$1,340,818	$1,284,016	$564,287	$1,157,136	$1,062,417
Operating expenses:
Direct operating	899,383	691,029	714,362	331,306	686,442	682,337
Selling, general and administrative	365,148	309,568	304,624	143,179	279,263	273,712
Depreciation and amortization (including impairments)	106,950	89,132	87,503	44,926	56,907	61,336
Operating income	184,113	251,089	177,527	44,876	134,524	45,032
Other income (expense):
Equity in loss of nonconsolidated affiliates	(1,323)	—	—	—	—	—
Interest expense, net	(4,898)	(5,722)	(4,752)	(2,216)	(3,457)	(1,117)
Miscellaneous	(1,346)	3,497	7,072	5,561	3,924	2,000
Income from operations before income taxes	176,546	248,864	179,847	48,221	134,991	45,915
Income tax expense	(61,478)	(106,482)	(73,302)	(20,607)	(51,611)	(18,266)
Net income	$115,068	$142,382	$106,545	$27,614	$83,380	$27,649
Basic earnings per common share (a)	$1.49	$1.87	$1.42	$0.37	$1.13	$0.38
Diluted earnings per common share (a)	$1.47	$1.83	$1.38	$0.36	$1.09	$0.38
Weighted-average number of common shares outstanding: (a)
Basic	77,142	76,268	74,938	74,350	73,864	73,309
Diluted	78,167	77,940	77,459	77,193	76,714	73,309
Balance Sheet Data:
Related party advances(b)	$—	$—	$—	$—	$—	$190,000
Total assets	2,925,961	2,732,214	2,524,684	2,280,256	2,197,807	2,041,499
Capital lease obligations	1,967	2,224	3,361	4,225	4,920	6,235
Total stockholders’ equity	1,604,444	1,478,935	1,320,013	1,205,885	1,170,924	1,106,103
___________________________________

(a)
Common shares assumed to be outstanding during the year ended December 31, 2009 totaled 73,309, representing the shares issued to Cablevision shareholders on the Distribution date for purposes of calculating EPS.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of the Company and its segments, including the expected debut of the Company's new large-scale theatrical production, the benefit of the Madison Square Garden Arena (which we also refer to as “The Garden”), The Theater at Madison Square Garden and the Forum being available for events for a full fiscal year, expected growth in suite rental revenue and sponsorship and signage revenues, and increases in affiliation fee revenue. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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

•
the demand for our programming among cable television systems and satellite, telephone and other multichannel video programming distributors (“Distributors”), and our ability to renew affiliation agreements with them, as well as the impact of consolidation among cable television systems and satellite providers;

•	general economic conditions especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the demand for sponsorship arrangements and for advertising and viewer ratings for our programming;

•	competition, for example, from other regional sports networks, other teams, other venues and other entertainment options;

•
changes in laws, National Basketball Association (the “NBA”) or National Hockey League (the “NHL”) rules, regulations, guidelines, bulletins, directives, policies and agreements (including the leagues' respective collective bargaining agreements with their players' associations, salary caps, revenue sharing and NBA luxury tax thresholds) or other regulations under which we operate;

•	the relocation or insolvency of professional sports teams with which we have a rights agreement;

•	our ability to maintain, obtain or produce content for our MSG Media segment, together with the cost of such content;

•	the successful development of new live productions or enhancements to existing productions and the investments associated with such development or enhancements

•	the disposition of assets and/or the impact of, and our ability to, successfully pursue acquisitions or other strategic transactions;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws, including the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate; and

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock.

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
Results of Operations. This section provides an analysis of our results of operations for the years ended June 30, 2014, 2013 and 2012 on both a consolidated and segment basis. Our segments are MSG Media, MSG Entertainment and MSG Sports.
Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended June 30, 2014, 2013 and 2012. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at June 30, 2014.
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
MSG Media
MSG Media, which represented approximately 46% of our consolidated revenues for the year ended June 30, 2014, is a leader in production and content development for multiple distribution platforms, including content originating from the Company's venues. MSG Media is comprised of the Company's regional sports networks, MSG Network and MSG+, collectively the “MSG Networks.” For all periods presented, MSG Media also included Fuse, a national television network dedicated to music. On July 1, 2014, the Company completed the sale of Fuse to SiTV Media, Inc. for $226 million, subject to a working capital adjustment, and a 15 percent equity interest in SiTV Media, Inc., which interest is subject to potential reduction based on certain performance goals.
MSG Networks are home to seven professional sports teams: the New York Knicks (the “Knicks”), the New York Rangers (the “Rangers”), the New York Liberty (the “Liberty”), the New York Islanders (the “Islanders”), the New Jersey Devils (the “Devils”), the Buffalo Sabres (the “Sabres”) and the New York Red Bulls (the “Red Bulls”), as well as to our critically acclaimed original and other programming.

Revenue Sources
Our MSG Media segment earns revenues from two primary sources: affiliation fees and advertising. Affiliation fees, which are the fees we earn from Distributors that carry our programming, constitute the significant majority of the MSG Media segment revenues. Advertising revenue makes up a smaller portion of MSG Media segment overall revenues.
Affiliation Fee Revenue
Our MSG Media segment earns affiliation fee revenue from Distributors that carry our programming services. The fees we receive depend largely on the demand from subscribers for our programming. Affiliation fees from Cablevision accounted for more than 10% of the Company's consolidated revenues during the years ended June 30, 2014, 2013 and 2012.
Advertising Revenue
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
Programming Acquisition Costs (Rights Fees)
In addition to the Company's ownership of Knicks, Rangers and Liberty rights, MSG Networks have multi-year rights agreements with the Islanders, Devils, Sabres and Red Bulls. The professional team rights acquired under license agreements to telecast various sporting events and other programming for exhibition on its networks are typically expensed on a straight-line basis over the term of the applicable contract or license period. We negotiate directly with the teams to determine the fee and other provisions of the rights arrangements. Rights fees for sports programming are influenced by, among other things, the size and demographics of the geographic area in which the programming is distributed, and the popularity and/or the on-court or on-ice competitiveness of a team. For purposes of reporting our segment information, the MSG Media segment recognizes rights expense for the licensing of team-related programming from the Company's MSG Sports segment. These inter-segment charges are generally recognized on a straight-line basis over the fiscal year and are eliminated in consolidation.
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
Factors Affecting Operating Results
The financial performance of our MSG Media segment is affected by the affiliation agreements we are able to negotiate with Distributors and also by the advertising rates we can charge advertisers. These factors in turn depend on the popularity and/or on-court and on-ice competitiveness of the professional sports teams carried on MSG Networks as well as the cost and the attractiveness of our programming content.
Due largely to our ownership of rights, multi-year rights agreements and the generally recurring nature of our affiliation agreements, the MSG Networks have consistently produced operating profits over a number of years. See “Part I — Item 1A.

Risk Factors — Risks Relating to Our Media Business — The Success of Our Media Business Also Depends on Affiliation Fees We Receive Under our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations” for a discussion of risks associated with our affiliation agreements. Advertising revenues are less predictable and can vary based upon a number of factors, including general economic conditions.
Our MSG Media segment's future performance is also dependent on the U.S. and global economies, the impact of direct competition, and the relative strength of our current and future advertising customers. Weak economic conditions may lead to lower demand for television advertising. An economic downturn could adversely affect our business and results of operations. See “Part I — Item 1. Business — Regulation — Regulation of Our Media Business” for other factors that may affect operating results.
MSG Entertainment
Our MSG Entertainment segment, which represented approximately 19% of our consolidated revenues for the year ended June 30, 2014, is one of the country's leaders in live entertainment. MSG Entertainment presents or hosts live entertainment events, including concerts, family shows, performing arts and special events in our diverse collection of venues. Those venues include The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, The Chicago Theatre and the Wang Theatre. After purchasing the Forum in Inglewood, CA in 2012, the Company completed a successful renovation of the famed arena, which re-opened its doors in January 2014, adding yet another world-class venue to our portfolio. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal. Over the last several years, our venues have hosted artists such as Billy Joel, the Eagles, Madonna, Phish, Elton John, Eric Clapton, The Allman Brothers Band, Bruce Springsteen, Maroon 5, Taylor Swift, Justin Timberlake, Ed Sheeran, Armin Van Buuren, Sting and Paul Simon, Coldplay, One Direction, Jerry Seinfeld and Dave Chappelle; family shows such as Sesame Street Live, Yo Gabba Gabba Live and Disney Junior Live; special events such as the Tony Awards, America's Got Talent and appearances by His Holiness the Dalai Lama, along with graduations, upfronts and product launches; and theatrical productions such as A Christmas Story, How The Grinch Stole Christmas! and Cirque du Soleil's Zarkana. Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows in which case we have economic risk relating to the event. MSG Entertainment currently does not promote or co-promote events outside of our venues other than our productions discussed below.
MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular, featuring the Rockettes, that are performed in the Company's and other venues. The Radio City Christmas Spectacular has been performed at Radio City Music Hall for 81 years and more than one million tickets were sold for performances during the 2013 holiday season. In addition, during the 2013 holiday season the Company presented the theater version of the show in Atlanta, West Palm Beach, Tampa and, for the 12th year, at the Grand Ole Opry House in Nashville.
Revenue Sources
Our primary sources of revenue in our MSG Entertainment segment are ticket sales to our live audiences for events that we produce or promote/co-promote and license fees for our venues paid by third-party promoters in connection with events that we do not produce or promote/co-promote. We also derive revenue from other sources, including facility and ticketing fees, concessions, sponsorships and signage, a portion of suite license fees at The Garden, merchandising and tours of our venues. The levels of revenue and expense we record in our MSG Entertainment segment for a given event depends to a significant extent on whether we are promoting or co-promoting the event or are licensing our venue to a third party.
Ticket Sales and Suite Licenses
For our productions and for entertainment events in our venues that we promote, we recognize revenues from the sale of tickets to our audiences. We sell tickets to the public through our box office, via our web sites and ticketing agencies and through group sales. The amount of revenue we earn from ticket sales depends on the number of shows and the mix of events that we promote, the seating capacity of the venue used, the extent to which we can sell to our seating capacity and our ticket prices.
The Garden has 21 Event Level suites, 58 Madison Level suites, and 18 9th floor Signature Level suites. Suite licenses at The Garden are generally sold to corporate customers pursuant to multi-year licenses. Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders pay for food and beverage service in their suites at The Garden. Revenues from the sale of suite licenses are shared between our MSG Entertainment and MSG Sports segments.

Venue License Fees
For entertainment events held at our venues that we do not produce, promote or co-promote, we earn venue license fees from the third-party promoter of the event. The amount of license fees we charge varies by venue, as well as by the size of the production and the number of days of the event, among other factors. Our fees include both the cost of renting space in our venues and costs for providing production services, such as front-of-house and back-of-house staffs, including stagehands, box office staff, ushers, security, staging, lighting and sound, and building services.
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
Sponsorship rights may require us to use the name, logos and other trademarks of a sponsor in our advertising and in promotions for our venues, productions and other live entertainment events. Sponsorship arrangements may be exclusive within a particular sponsorship category or non-exclusive and generally permit a sponsor to use the name, logos and other trademarks of our productions, events and venues in connection with their own advertising and in promotions in our venues or in the community.
Expenses
Our MSG Entertainment segment's principal expenses are payments made to performers and promoters, staging costs and day-of-event costs associated with events, and advertising costs. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses to our MSG Entertainment segment. However, the operating results of our MSG Entertainment segment benefit from the fact that no rent is charged to the segment for use of the Company's owned venues. We do not allocate to our segments any depreciation expense on property and equipment related to The Garden, The Theater at Madison Square Garden and the Forum.
Performer Payments
Our productions are performed by talented actors, dancers, singers, musicians and entertainers. In order to attract and retain this talent, we are required to pay our performers an amount that is commensurate both with their abilities and with demand for their services from other entertainment companies. Our productions, including the Radio City Christmas Spectacular, typically feature ensemble casts (such as the Rockettes), where there is no single “headline” performer. As a result, most of our performers are paid based on a standard “scale,” pursuant to collective bargaining agreements we negotiate with the performers' unions.

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
Factors Affecting Operating Results
The operating results of our MSG Entertainment segment are largely dependent on our ability to attract concerts, family shows and other events to our venues, as well as the continuing popularity of the Radio City Christmas Spectacular at Radio City Music Hall. Our MSG Entertainment segment recognized operating losses during the years ended June 30, 2014, 2013 and 2012. These results reflect the impact of The Garden and the Theater at Madison Square Garden being shut down for the off-season following the Knicks' and Rangers' playoffs during these fiscal years.
Our MSG Entertainment segment's future performance is dependent in part on general economic conditions, and the effect of these conditions on our customers. Weak economic conditions may lead to lower demand for suite licenses and tickets to our live productions, concerts, family shows and other events, which would also negatively affect concession and merchandise sales, as well as lower levels of sponsorship and venue signage. These conditions may also affect the number of concerts, family shows and other events that take place in the future. An economic downturn could adversely affect our business and results of operations.
The Company is investing in a large-scale theatrical production for Radio City Music Hall, which is expected to debut in the Spring of 2015, and continues to explore additional opportunities to expand our presence in the entertainment industry. Any new investment may not initially contribute to operating income, but will be expected to become operationally profitable over time. Our results will also be affected by investments in, and the success of, new productions.
MSG Sports
Our MSG Sports segment, which, net of inter-segment revenues, represented approximately 35% of our consolidated revenues for the year ended June 30, 2014, owns and operates sports franchises, including the Knicks, a founding member of the NBA, and the Rangers, one of the “original six” franchises of the NHL. MSG Sports also owns and operates the Liberty of the Women's National Basketball Association (the “WNBA”), one of the league's founding franchises, and the Hartford Wolf Pack of the American Hockey League (the “AHL”), which is the primary player development team for the Rangers, and is also competitive in its own right in the AHL. In March 2014, the Company acquired the rights to own and operate an NBA Development League (the “NBADL”) team, named the Westchester Knicks, which will begin operations for the 2014-15 season and will play their home games at the Westchester County Center in White Plains, New York. The Knicks and Rangers play their home games at The Garden. The Liberty have historically played 17 regular season home games at The Garden. However, due to the final phase of the comprehensive transformation of The Garden into a state-of-the-art arena (the “Transformation”), they played their 2013 and 2012 seasons at the Prudential Center in Newark, New Jersey before returning to

The Garden for their 2014 season. Our sports business also features other sports properties, including the presentation of a wide variety of live sporting events including professional boxing, college basketball, professional bull riding, tennis and college wrestling.
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
Ticket Sales, Suite Licenses, Venue Licenses, Facility and Ticketing Fees
Ticket sales constitute the largest single source of revenue for our MSG Sports segment. We sell tickets to our sports teams' home games through season tickets, which are typically held by long-term season subscribers, through group sales, and through single-game tickets, which are purchased by fans either individually or in multi-game packages. The prices of our tickets vary, depending on the sports team and the location of the seats. We generally review and set the price of our tickets before the start of each team's season. We also earn revenue from the sale of tickets to live sporting events that we promote other than Knicks, Rangers and Liberty games.
Revenues from the sale of suite licenses are shared between our MSG Entertainment and MSG Sports segments. See “— Business Overview — MSG Entertainment — Revenue Sources” for further discussion.
In addition to Knicks and Rangers home games, we also present or host other live sporting events at our venues. When the Company acts as the promoter of such events, the Company earns revenues from ticket sales and incurs expenses associated with the event. When these events are promoted by third-party promoters, the Company earns venue license fees from the promoter for use of our venues. When licensing our venues, the amount recorded as revenue also includes the event's variable costs such as the costs of front-of-house and back-of-house staffs, including union laborers, box office staff, ushers, security and building services, which we pass along to the promoter. The mix of live sporting events, including whether we are the promoter of an event or license our venues to a third-party promoter, has a significant impact on the level of revenues and event related costs that we record in our MSG Sports segment.
Our MSG Sports segment also earns revenues in the form of certain fees and assessments added to ticket prices for events held at our venues, regardless of whether we act as promoter for such events. This currently includes a facility fee the Company charges on tickets it sells to all events at our venues, except for team season tickets and certain other limited exceptions.
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

Sponsorship rights generally require us to use the name, logos and other trademarks of a sponsor in our advertising and in promotions for our sports teams and during our sports events. Sponsorship arrangements may be exclusive within a particular sponsorship category or non-exclusive and generally permit a sponsor to use the name, logos and other trademarks of our sports teams and venues in connection with their own advertising and in promotions on-court, on-ice or in the community.
Concessions
We sell food and beverages during all sporting events held at our venues. In addition to concession-style sales of food and beverages, which represent the majority of our concession revenues, we also provide higher-end dining at our full service restaurant and clubs and catering for suites at The Garden.
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
Expenses
The most significant expenses in our MSG Sports segment are player and other team personnel salaries and charges for transactions relating to players for career-ending and season-ending injuries, trades, and waivers and contract termination costs of players and other team personnel. We also incur costs for travel, player insurance, league operating assessments (including a 6% NBA assessment on regular season ticket sales), NHL and NBA revenue sharing and NBA luxury tax. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses to our MSG Sports segment. However, the operating results of our MSG Sports segment benefit from the fact that no rent is charged to the segment for use of the Company's owned venues. We do not allocate to our segments any depreciation expense on property and equipment related to The Garden, The Theater at Madison Square Garden and the Forum.
Player Salaries, Escrow System/Revenue Sharing and NBA Luxury Tax
The amount we pay an individual player is determined by negotiation between the player (typically represented by an agent) and us, and is generally influenced by the player's individual playing statistics, by the amounts paid to players with comparable playing statistics by other sports teams and by restrictions in the collective bargaining agreements (“CBAs”), including the salary caps. The leagues' CBAs typically contain restrictions on when players may move between league clubs following expiration of their contracts and what rights their current and former clubs have. Our most significant player expenses generally come from signing unrestricted free agents because players are generally able to negotiate the highest salary when they become unrestricted free agents.
The NBA CBA was last negotiated in 2011 and expires after the 2020-21 season (although the NBA and the National Basketball Players Association (“NBPA”) each have the right to terminate the CBA following the 2016-17 season). The NBA CBA contains a “soft” salary cap (i.e., a cap on each team's aggregate player salaries but with certain exceptions that enable teams to pay more, sometimes substantially more, than the cap).
NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). A team's luxury tax for the 2011-12 and 2012-13 seasons generally equaled the amount by which the team's aggregate player salaries exceeded such threshold. Beginning with the 2013-14 season, the tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least four of any five seasons beginning in 2011-12, the above tax rates are increased by $1.00 for each increment. Beginning with the 2012-13 season, 50% of the aggregate luxury tax payments are to be used as a funding source for the revenue sharing plan and the remaining 50% of such payments will be distributed in equal shares to non-taxpaying teams. The Knicks were a NBA luxury tax payer with respect to the 2012-13 and 2013-14 seasons, and we expect to be an NBA luxury tax payer in the 2014-15 season. Subsequent years beyond the 2014-15 season will be subject to contractual player payroll obligations and corresponding NBA luxury tax thresholds. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses. Our provision for the year ended June 30, 2014, including luxury tax provisions related to team personnel transactions, was approximately $38,100.
NBA Escrow System/Revenue Sharing. The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues (net of certain direct expenses) as compensation (approximately 50%), and the teams retain the remainder. The percentage of league-wide revenues paid as compensation and retained by the teams does not apply evenly across all teams and accordingly the Company may pay its players a higher or lower portion of the Knicks' revenues than other NBA teams. Throughout each season, NBA teams withhold 10% of each player's salary and contribute the withheld amounts to an escrow account. If the league's aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. In the event that the league's aggregate player compensation is below the designated percentage of league-wide revenues, the teams will remit the shortfall to the NBPA for distribution to the players.
The NBA also has instituted a revenue sharing plan that generally requires the distribution of a pool of funds to teams with below-average net revenues (as defined in the plan), subject to reduction or elimination based on individual team market size and profitability. The plan is funded by a combination of disproportionate contributions from teams with above-average net revenues, subject to certain profit-based limits (each as defined in the plan); 50% of aggregate league-wide luxury tax proceeds (see above); and, collective league sources, if necessary. Additional amounts may also be distributed on a discretionary basis, funded by assessments on playoff ticket revenues and through collective league sources.
We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended June 30, 2014 was approximately $23,100. The actual amounts for the 2013-14 season may vary significantly from the recorded provision based on actual operating results for the league and all NBA teams for the season and other factors.
NHL CBA. The NHL CBA expires September 15, 2022 (although the NHL and National Hockey League Players' Association (“NHLPA”) each have the right to terminate the CBA effective following the 2019-20 season). The NHL CBA provides for a “hard” salary cap (i.e., teams may not exceed a stated maximum that has been negotiated for the 2012-13 and 2013-14 seasons and is adjusted each season thereafter based upon league-wide revenues).
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
The NHL CBA provides for a revenue sharing plan. The plan generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams and is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended June 30, 2014 was approximately $14,200 (including approximately $12,100 related to the playoffs). The actual amounts for the 2013-14 season may vary significantly from the recorded provision based on actual operating results for the league and all NHL teams for the season and other factors.
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
Factors Affecting Operating Results
The operating results of our MSG Sports segment are largely dependent on the continued popularity and/or on-ice or on-court competitiveness of our Rangers and Knicks teams, which have a direct effect on ticket sales for the teams' home games, and are each team's largest single source of revenue as well as our ability to attract high caliber sporting events. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. A significant factor in our ability to attract and retain talented players is player compensation. Our MSG Sports segment results reflect the impact of high costs for player salaries (including NBA luxury tax) and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. For example, the expense for these items was $54,225 and $18,715 for fiscal years 2014 and 2013, respectively. These expenses add to the volatility of the results of our MSG Sports segment. We expect to continue to pursue opportunities to improve the overall quality of our teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses for our MSG Sports segment although it is not possible to predict their timing or amount. Our MSG Sports segment's performance has been, and may in the future be, impacted by work stoppages. See “Part I — Item 1A. Risk Factors — General Risks — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
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
Corporate Expenses and Venue Operating Costs
The Company allocates certain corporate costs to all of its reportable segments. In addition, the Company allocates its venue operating expenses to its MSG Entertainment and MSG Sports segments. Allocated venue operating expenses include the non-event related costs of operating the Company's venues, and include such costs as rent for the Company's leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense on property and equipment related to The Garden, The Theater at Madison Square Garden, and the Forum is not allocated to the reportable segments.
Investments in Nonconsolidated Affiliates
The Company’s equity method investments include investments in Azoff MSG Entertainment LLC (“Azoff-MSG”), Brooklyn Bowl Las Vegas, LLC (“BBLV”) and Tribeca Enterprises LLC (“Tribeca Enterprises”).

In September 2013, the Company acquired a 50% interest in Azoff-MSG. The Azoff-MSG entity owns and operates businesses in the entertainment industry and is currently focused on music management, performance rights, comedy and productions, and strategic marketing. As of June 30, 2014, the Company’s investment in Azoff-MSG was $125,677, inclusive of transaction costs related to the acquisition. In addition, as of June 30, 2014, Azoff-MSG had outstanding loans, including accrued interest, of $50,300 under the unsecured credit facility with the Company.

In August 2013, the Company acquired an interest in BBLV. In March 2014, BBLV opened a new venue in Las Vegas which brings together live music, bowling and a restaurant, and was modeled after the successful Brooklyn Bowl destination in New York. As of June 30, 2014 the Company's preferred equity investment in BBLV, together with transaction costs related to the acquisition, was $25,725. In addition, as of June 30, 2014, outstanding loans of $1,334 had been advanced by the Company to BBLV.

In March 2014, the Company acquired a 50% interest in Tribeca Enterprises. Tribeca Enterprises owns and operates the Tribeca Film Festival and certain other businesses. Tribeca Enterprises’ businesses also include Tribeca Digital Studios, a branded entertainment content business; Tribeca Cinemas, a unique event space; and Tribeca Film, an independent film distribution label. As of June 30, 2014, the Company’s investment in Tribeca Enterprises was $22,582, inclusive of transaction costs related to the acquisition.
Impact of Current Economic Conditions
The future performance of our business segments and our Company as a whole is dependent, to a large extent, on general U.S. and global economic conditions, including the degree to which audiences and fans are willing to attend events hosted at our venues, our relative strength of position in the marketplace with both suppliers and customers, the impact of direct competition, our ability to manage our businesses effectively, and capital market circumstances that may influence our pursuit of strategic initiatives.
Challenges to U.S. and global economic performance may lead to lower attendance at the games of our sports teams and at our live productions, lower demand for suite licenses, fewer sponsorship transactions, fewer event bookings at our venues and lower television advertising revenues. An economic downturn could adversely affect our business and results of operations.

Results of Operations
Comparison of the Year Ended June 30, 2014 versus the Year Ended June 30, 2013
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.
STATEMENT OF OPERATIONS DATA

	Years Ended June 30,				Increase (Decrease) in Net Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,555,594	100%	$1,340,818	100%	$214,776
Operating expenses:
Direct operating	899,383	58%	691,029	52%	(208,354)
Selling, general and administrative	365,148	23%	309,568	23%	(55,580)
Depreciation and amortization	106,950	7%	89,132	7%	(17,818)
Operating income	184,113	12%	251,089	19%	(66,976)
Other income (expense):
Equity in loss of nonconsolidated affiliates	(1,323)	NM	—	NM	(1,323)
Interest expense, net	(4,898)	NM	(5,722)	NM	824
Miscellaneous	(1,346)	NM	3,497	NM	(4,843)
Income from operations before income taxes	176,546	11%	248,864	19%	(72,318)
Income tax expense	(61,478)	(4)%	(106,482)	(8)%	45,004
Net income	$115,068	7%	$142,382	11%	$(27,314)
___________________________________
NM – Percentage is not meaningful
The comparability of the results of operations of the Company and the MSG Media and MSG Sports segments for the year ended June 30, 2014 to the prior year was impacted by the prior year's NHL work stoppage, which delayed the start of the 2012-13 regular season by approximately three months until January 19, 2013 and led to a shortened 48 game regular season. As a result, the Rangers (as well as other NHL teams whose games are telecast on MSG Networks) played fewer regular season home and away games during the prior year as compared to the current year. During the year ended June 30, 2014, the Rangers played 82 regular season games, of which 41 were home games and 41 were away games, as compared to 48 regular season games in the prior year, of which 24 were home games and 24 were away games. In addition, the results for the year ended June 30, 2014 reflect the waiver of a Rangers player, which was the second and final compliance buyout allowed under the terms of the NHL CBA.
See “Business Segment Results” within each presented comparative financial period for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.

Revenues
Revenues for the year ended June 30, 2014 increased $214,776, or 16%, to $1,555,594 as compared to the prior year. The net increase is attributable to the following:

Increase in MSG Media segment revenues	$36,781
Increase in MSG Entertainment segment revenues	48,803
Increase in MSG Sports segment revenues	141,781
Increase in other revenues	88
Inter-segment eliminations	(12,677)
$214,776
See above for a discussion of the NHL work stoppage during the 2012-13 season.
Direct operating expenses primarily include:

•	compensation expense for the Company's professional sports teams' players and certain other team personnel;

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
Direct operating expenses for the year ended June 30, 2014 increased $208,354, or 30%, to $899,383 as compared to the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$40,769
Increase in MSG Entertainment segment expenses	32,839
Increase in MSG Sports segment expenses	147,793
Decrease in other expenses	(4)
Inter-segment eliminations	(13,043)
$208,354
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of administrative costs, including compensation, separation-related costs, professional fees, as well as sales and marketing costs, including non-event related advertising expenses. Selling, general and administrative expenses for the year ended June 30, 2014 increased $55,580, or 18%, to $365,148 as compared to the prior year. The net increase is attributable to the following:

Increase in MSG Media segment expenses	$2,212
Increase in MSG Entertainment segment expenses	10,604
Increase in MSG Sports segment expenses	19,151
Increase in other expenses	23,247
Inter-segment eliminations	366
$55,580

The increase in other expenses was primarily due to executive management transition costs recorded during the third quarter of the current year.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2014 increased $17,818, or 20%, to $106,950 as compared to the prior year primarily due to higher depreciation expense on property and equipment placed into service associated with the Transformation of The Garden and, to a lesser extent, assets placed in service as a result of the re-opening of the Forum.
Equity in loss of nonconsolidated affiliates
Equity in loss of nonconsolidated affiliates for the year ended June 30, 2014 reflects the Company's share of the net loss of nonconsolidated affiliates, inclusive of amortization expense for intangible assets associated with these investments. The Company's share of the earnings (loss) of its equity investments in Azoff-MSG, BBLV and Tribeca Enterprises are recorded on a three-month lag basis.
Miscellaneous income (expense)
Miscellaneous expense for the year ended June 30, 2014 primarily includes transaction costs related to the sale of Fuse, which was completed on July 1, 2014 (see Note 23 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). Miscellaneous income for the year ended June 30, 2013 includes a pre-tax gain of approximately $3,100 from the sale of all of the Company's holdings of Live Nation common stock (see Note 15 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).
Income taxes
Income tax expense for the year ended June 30, 2014 was $61,478. The effective tax rate of 34.8% differs from the statutory federal rate of 35% due principally to the benefit of the federal rehabilitation credit, the impact of the domestic production activities deduction, decreases in state tax rates enacted during the year, and the tax return to book provision adjustment in connection with the filing of the Company’s 2012 federal and state income tax returns. These benefits are mostly offset by state and local income taxes and the impact of non-deductible expenses. The amount of the rehabilitation tax credit benefit recognized in income tax expense was approximately $8,498. This federal rehabilitation credit is based on eligible expenditures incurred as a result of the renovation of the Forum.
Income tax expense for the year ended June 30, 2013 was $106,482. The effective tax rate of 42.8% differs from the statutory federal rate of 35% due principally to state and local income taxes, nondeductible expenses and an increase in federal income tax expense recorded in connection with the filing of the Company's 2011 income tax returns, reflecting a lower domestic production activity deduction, offset by the tax benefit resulting from the domestic production activities deduction in fiscal year 2013.
AOCF
The Company evaluates segment performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit and (iii) restructuring charges or credits, which is referred to as adjusted operating cash flow (“AOCF”). The Company has presented the components that reconcile AOCF to operating income (loss), an accepted GAAP measure. The following is a reconciliation of operating income to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2014	2013
Operating income	$184,113	$251,089	$(66,976)
Share-based compensation	21,750	15,340	6,410
Depreciation and amortization	106,950	89,132	17,818
AOCF	$312,813	$355,561	$(42,748)

AOCF for the year ended June 30, 2014 decreased $42,748, or 12%, to $312,813 as compared to the prior year. The net decrease is attributable to the following:

Decrease in AOCF of the MSG Media segment	$(6,009)
Increase in AOCF of the MSG Entertainment segment	5,921
Decrease in AOCF of the MSG Sports segment	(23,439)
Other net decreases	(19,221)
$(42,748)
Other net decreases were primarily due to executive management transition costs recorded during the third quarter of the current year.
See above for a discussion of the NHL work stoppage during the 2012-13 season.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Years Ended June 30,				Increase (Decrease) in Operating Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$714,514	100%	$677,733	100%	$36,781
Direct operating expenses	259,434	36%	218,665	32%	(40,769)
Selling, general and administrative expenses	116,353	16%	114,141	17%	(2,212)
Depreciation and amortization	15,559	2%	16,358	2%	799
Operating income	$323,168	45%	$328,569	48%	$(5,401)
The following is a reconciliation of operating income to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2014	2013
Operating income	$323,168	$328,569	$(5,401)
Share-based compensation	4,770	4,579	191
Depreciation and amortization	15,559	16,358	(799)
AOCF	$343,497	$349,506	$(6,009)
Revenues
Revenues for the year ended June 30, 2014 increased $36,781, or 5%, to $714,514 as compared to the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue	$47,293
Increase in advertising revenue	2,947
Other net decreases	(13,459)
$36,781
The increase in affiliation fee revenue was primarily attributable to higher affiliation rates and, to a lesser extent, the return to a full NHL regular season schedule partially offset by the impact of a small decrease in MSG Networks subscribers versus the prior year. The Company believes the decrease in subscribers is due to a small migration of subscribers to lower-priced distributor tiers that do not include MSG Networks.

The increase in advertising revenue was primarily due to higher revenues generated from the telecast of NHL games (largely due to the return to a full NHL regular season schedule) partially offset by lower Knicks-related advertising revenues (including the absence of the playoffs in the current year) and, to a lesser extent, lower Fuse advertising revenues.
Other net decreases primarily reflect revenues recognized in the prior year related to a short-term programming licensing agreement, which expired in April 2013 and, as expected, was not renewed.
See “— Comparison of the Year Ended June 30, 2014 versus the Year Ended June 30, 2013 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2014 increased $40,769, or 19%, to $259,434 as compared to the prior year primarily due to higher programming acquisition costs (rights fees) and other programming costs due to the return to a full NHL regular season schedule. Programming acquisition costs include rights fees from the licensing of team related programming to MSG Media from the MSG Sports segment.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2014 increased $2,212, or 2%, to $116,353 as compared to the prior year primarily due to higher allocated corporate general and administrative costs and employee compensation and related benefits partially offset by decreases in other expenses, including professional fees and marketing costs.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2014 decreased $799, or 5%, to $15,559 as compared to the prior year primarily driven by lower amortization of intangible assets resulting from certain intangible assets becoming fully amortized during fiscal year 2013.
AOCF
AOCF for the year ended June 30, 2014 decreased $6,009, or 2%, to $343,497 as compared to the prior year primarily driven by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, largely offset by an increase in revenues as discussed above.
See “— Comparison of the Year Ended June 30, 2014 versus the Year Ended June 30, 2013 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.
With respect to fiscal year 2015, year-over-year comparisons will be impacted by the sale of Fuse, with MSG Media results on a go-forward basis solely reflecting the results of MSG Networks. Fuse generated meaningful revenues in fiscal 2014 but did not have a material impact on MSG Media or total Company AOCF. In terms of MSG Networks, the Company expects continued revenue and AOCF growth, led by increases in affiliation fee revenue.
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Years Ended June 30,				Decrease (Increase) in Operating Loss
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$300,998	100%	$252,195	100%	$48,803
Direct operating expenses	232,297	77%	199,458	79%	(32,839)
Selling, general and administrative expenses	78,551	26%	67,947	27%	(10,604)
Depreciation and amortization	9,900	3%	9,522	4%	(378)
Operating loss	$(19,750)	(7)%	$(24,732)	(10)%	$4,982

The following is a reconciliation of operating loss to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2014	2013
Operating loss	$(19,750)	$(24,732)	$4,982
Share-based compensation	5,566	5,005	561
Depreciation and amortization	9,900	9,522	378
AOCF	$(4,284)	$(10,205)	$5,921
Revenues
Revenues for the year ended June 30, 2014 increased $48,803, or 19%, to $300,998 as compared to the prior year. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$15,679
Increase in event-related revenues at the Forum which re-opened in January 2014	10,405
Increase in event-related revenues at The Theater at Madison Square Garden	8,326
Increase in venue-related sponsorship and signage and suite rental fee revenues	7,451
Increase in revenues from the presentation of the Radio City Christmas Spectacular franchise	6,425
Increase in event-related revenues at The Chicago Theatre	2,748
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	(5,158)
Other net increases	2,927
$48,803
The increase in event-related revenues at The Garden was primarily due to the change in the mix of events including additional MSG Entertainment promoted events, as well as the overall increase in the number of events held at the venue during the year ended June 30, 2014 as compared to the prior year.
The increase in event-related revenues at The Theater at Madison Square Garden was primarily due to the increase in the number of events held at the venue during the year ended June 30, 2014 as compared to the prior year.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to higher suite rental fee revenue as a result of new suite products which were unavailable for portions of the prior year combined with the impact of expanded inventory and new sponsor relationships as a result of the Transformation of The Garden and the re-opening of the Forum. These increases were partially offset by the planned reduction in certain suite products due to the Transformation and the impact of the off-season shutdowns.
The increase in revenues from the presentation of the Radio City Christmas Spectacular franchise was primarily due to higher attendance at the Radio City Music Hall production of the show and an increase in both average ticket price and attendance at the theatrical productions presented outside of New York. These increases were partially offset by a lower average ticket price at the Radio City Music Hall production. The Radio City Music Hall production of the show in the prior year was negatively impacted by Superstorm Sandy. During the 2013 holiday season more than one million tickets were sold for the Radio City Music Hall production, which represents a mid-single digit percentage increase as compared to the prior year.
The increase in event-related revenues at The Chicago Theatre was primarily due to the increase in the number of events held at the venue during the year ended June 30, 2014 as compared to the prior year.

The decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily driven by the impact of the venue being utilized during the majority of the third quarter of the current year for the load-in and rehearsals of the Company's new large-scale theatrical production designed for Radio City Music Hall (the debut of which has been postponed from its original planned date of March 27, 2014 until the Spring of 2015). To a lesser extent this decrease also reflects the net impact from the absence of Cirque du Soleil's Zarkana which was presented at the venue during the prior year largely offset by the impact associated with NBC's America's Got Talent which was broadcast live from the venue during the current year.

Direct operating expenses

Direct operating expenses for the year ended June 30, 2014 increased $32,839, or 16%, to $232,297 as compared to the prior year. The net increase is attributable to the following:

Increase in event-related direct operating expenses at The Garden	$12,466
Increase in direct operating expenses associated with the Company's new large-scale theatrical production designed for Radio City Music Hall which was postponed until the Spring of 2015	8,568
Increase in event-related direct operating expenses at the Forum	6,679
Increase in event-related direct operating expenses at The Theater at Madison Square Garden	3,805
Increase in venue operating costs	2,100
Increase in event-related direct operating expenses at The Chicago Theatre	1,653
Decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	(3,144)
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	(2,096)
Other net increases	2,808
$32,839
The decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise was primarily due to the absence of a pre-tax impairment charge of $4,982 which was recorded during the prior year related to a theatrical production of the show presented outside of New York. This decline was partially offset by a write-off of deferred production costs of approximately $2,200 recorded during the current year related to the planned replacement of certain elements of a scene in the Radio City Music Hall production of the show.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2014 increased $10,604, or 16%, to $78,551 as compared to the prior year primarily due to higher employee compensation and related benefits, including separation-related costs, and, to a lesser extent, increased costs associated with the re-opening of the Forum and the debut of the fully transformed Madison Square Garden Arena.
AOCF
AOCF loss improved for the year ended June 30, 2014 by $5,921, or 58%, to a loss of $4,284 as compared to the prior year primarily attributable to an increase in revenues which were largely offset by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above.
With respect to fiscal year 2015, the Company expects MSG Entertainment to benefit from The Garden, The Theater at Madison Square Garden and the Forum all being available for events for the full fiscal year, and to also reflect the results of the Company's new large-scale theatrical production at Radio City Music Hall.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Years Ended June 30,				Increase (Decrease) in Operating Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$612,071	100%	$470,290	100%	$141,781
Direct operating expenses	480,191	78%	332,398	71%	(147,793)
Selling, general and administrative expenses	133,118	22%	113,967	24%	(19,151)
Depreciation and amortization	12,225	2%	10,451	2%	(1,774)
Operating income (loss)	$(13,463)	2%	$13,474	3%	$(26,937)

The following is a reconciliation of operating income (loss) to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2014	2013
Operating income (loss)	$(13,463)	$13,474	$(26,937)
Share-based compensation	4,813	3,089	1,724
Depreciation and amortization	12,225	10,451	1,774
AOCF	$3,575	$27,014	$(23,439)

Revenues
Revenues for the year ended June 30, 2014 increased $141,781, or 30%, to $612,071 as compared to the prior year. The net increase is attributable to the following:

Increase in professional sports teams’ pre/regular season ticket-related revenue	$56,634
Increase in suite rental fee revenue	18,554
Increase in broadcast rights fees from MSG Media	13,043
Increase in event-related revenues from other live sporting events	12,566
Increase in professional sports teams' sponsorship and signage revenues	12,519
Increase in professional sports teams' pre/regular season food, beverage and merchandise sales	10,306
Increase in revenues from league distributions	9,182
Increase in professional sports teams' playoff related revenues	7,254
Other net increases	1,723
$141,781
The increase in professional sports teams' pre/regular season ticket-related revenue was primarily driven by the return to a full Rangers regular season schedule as well as higher average per-game revenue for all of the Company's professional sports teams, inclusive of the impact of the return to pre-Transformation seating capacity.
The increase in suite rental fee revenue was primarily due to the impact of new suite products which were unavailable for portions of the prior year and, to a lesser extent, the return to a full Rangers regular season schedule partially offset by the planned reduction in certain suite products due to the Transformation and the impact of the off-season shutdowns.
The increase in broadcast rights fees from MSG Media was primarily due to the return to a full Rangers regular season schedule.
The increase in event-related revenues from other live sporting events was primarily due to a change in the mix of events, as well as more events during the year ended June 30, 2014 as compared to the prior year. Event-related revenues from other live sporting events include ticket-related revenues, venue license fees we charge to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.
The increase in professional sports teams' sponsorship and signage revenues primarily reflects expanded inventory and new sponsor relationships as a result of the Transformation and the return to a full Rangers regular season schedule.
The increase in professional sports teams' pre/regular season food, beverage and merchandise sales was primarily due to the return to a full Rangers regular season schedule.
The increase in revenues from league distributions was primarily due to the return to a full NHL regular season schedule and, to a lesser extent, other league related increases.
The increase in professional sports teams' playoff related revenues was primarily due to seven additional Rangers home games, as the team advanced to the Stanley Cup Finals in the current year partially offset by the impact of the Knicks not making the playoffs in the current year versus playing six home games in the prior year.
See “— Comparison of the Year Ended June 30, 2014 versus the Year Ended June 30, 2013 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.

Direct operating expenses
Direct operating expenses for the year ended June 30, 2014 increased $147,793, or 44%, to $480,191 as compared to the prior year. The net increase is attributable to the following:

Increase in team personnel compensation	$43,065
Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	34,953
Increase in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	32,672
Increase in other team operating expenses	23,676
Increase in event-related expenses associated with other live sporting events	5,914
Increase in professional sports teams' pre/regular season expense associated with food, beverage and merchandise sales	4,895
Decrease in professional sports teams' playoff related expenses	(1,250)
Other net increases	3,868
$147,793
The increase in team personnel compensation was primarily due to the return to a full Rangers regular season schedule and overall salary increases, inclusive of the impact of roster changes at the Company's sports teams.
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax) and for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) were as follows:

	Years Ended June 30,		Increase
	2014	2013
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$53,394	$18,441	$34,953
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	53,510	20,838	32,672
Team personnel transactions for the year ended June 30, 2014 reflect provisions recorded for player waivers/contract terminations and season-ending player injuries of $41,276 and $6,978, respectively, and player trades of $5,140. Team personnel transactions for the year ended June 30, 2013 reflect provisions recorded for player waivers/contract terminations and season-ending player injuries of $10,434 and $7,159, respectively, and player trades of $848.
The increase in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects higher NBA luxury tax of $22,147 and higher net provisions for both NBA and NHL revenue sharing expense of $10,525. The increase in provisions for NBA luxury tax for the year ended June 30, 2014 was primarily due to the change in the luxury tax rate structure beginning with the 2013-14 season and, to a lesser extent, higher aggregate player salaries. The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) was primarily attributable to higher estimated NBA revenue sharing expense for the 2013-2014 season and, to a lesser extent, higher estimated NHL revenue sharing expense due to the return to a full Rangers regular season schedule which was partially offset by the impact of final assessments of prior seasons' revenue sharing expense recorded in the current year. The actual amounts for net provisions for NBA and NHL revenue sharing expense for the 2013-14 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
The increase in other team operating expenses was primarily due to higher professional fees, the return to a full Rangers regular season schedule and, to a lesser extent, the absence of a league expense recoupment which was recorded during the prior year.
The decrease in professional sports teams’ playoff related expenses was primarily due to the impact of the Knicks not making the playoffs in the current year versus playing six home games in the prior year largely offset by the impact of seven additional Rangers home games in the current year as compared to the prior year.

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2014 increased $19,151, or 17%, to $133,118, as compared to the prior year. The increase was primarily driven by higher employee compensation and related benefits, increased marketing costs (primarily related to the impact of the playoffs), and higher allocated corporate general and administrative costs.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2014 increased $1,774, or 17%, to $12,225, as compared to the prior year primarily driven by depreciation that was accelerated due to a change in the anticipated planned use of assets utilized by certain of the Company’s professional sports teams.
AOCF
AOCF for the year ended June 30, 2014 decreased $23,439, or 87%, to $3,575, as compared to the prior year primarily driven by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, largely offset by an increase in revenues as discussed above.
See “— Comparison of the Year Ended June 30, 2014 versus the Year Ended June 30, 2013 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.
With respect to fiscal year 2015, as the Transformation is complete and The Garden is open year-round for events, it will host a full slate of Knicks and Rangers preseason home games this year. The Company also expects MSG Sports to benefit from continued growth in other key revenue categories such as suite rental fee revenue and sponsorship and signage revenues. In addition, MSG Sports benefited in fiscal 2014 from hosting a large-scale other live sporting event which is not returning in fiscal 2015 as the event rotates sites each year.
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
________________________________
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
As a result, the Rangers (as well as other NHL teams whose games are telecast on MSG Networks) played fewer regular season home and away games during the year ended June 30, 2013 as compared to the comparable period of the prior year. During fiscal year 2013, the Rangers played 48 regular season games, of which 24 were home games and 24 were away games, as compared to 82 regular season games in the prior year, of which 41 were home games and 41 were away games. While the NHL work stoppage and the waiver of a Rangers player which was allowed under the terms of the new NHL CBA, together, negatively impacted the Company's and the MSG Sports and MSG Media segments' revenues and the Company's and MSG Sports segment's AOCF, a non-GAAP measure, and operating income during fiscal year 2013, the NHL work stoppage contributed to an increase in AOCF and operating income in the MSG Media segment as compared to the prior year.
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
Miscellaneous income
Miscellaneous income for the year ended June 30, 2013 includes a pre-tax gain of approximately $3,100 from the sale of all of the Company's holdings of Live Nation common stock (see Note 15 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). Miscellaneous income for the year ended June 30, 2012 reflects approximately $7,000 related to the recovery of certain claims in connection with a third party bankruptcy proceeding.
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
$63,565
The increase in affiliation fee revenue was primarily due to higher affiliation rates and, to a lesser extent, the impact of MSG Networks being carried by Time Warner Cable (“TWC”) for the entire fiscal year 2013 versus not being carried from January 1st through February 16th of fiscal year 2012, with the overall increase being partially offset by the net impact of recorded provisions, principally related to the NHL work stoppage, and the impact of revenue recognized in fiscal year 2012 related to TWC's carriage of Fuse during calendar 2011 in connection with the TWC carriage agreement entered into in February 2012.
The increase in advertising revenue was primarily driven by higher advertising sales at both MSG Networks and Fuse. The increase at MSG Networks reflects higher Knicks per-game advertising revenue and more NBA telecasts as the Knicks returned to a full regular season schedule partially offset by the fewer NHL telecasts as a result of the NHL work stoppage.
Other net increases were primarily due to a short-term programming licensing agreement entered into during the third quarter of fiscal year 2012 for which revenue was recognized until the agreement expired in April 2013 and was not renewed.
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
Revenues
Revenues for the year ended June 30, 2013 decreased $11,781, or 4%, to $252,195 as compared to the prior year. The net decrease is attributable to the following:

Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	$(13,710)
Decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise	(5,815)
Decrease in event-related revenues at the Beacon Theatre	(2,883)
Decrease in event-related revenues at The Garden	(1,808)
Decrease in event-related revenues at The Chicago Theatre	(1,216)
Increase in event-related revenues at The Theater at Madison Square Garden	6,474
Increase in venue-related sponsorship and signage and suite rental fee revenues	5,937
Other net increases	1,240
$(11,781)
The decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily due to fewer scheduled performances of Cirque du Soleil's Zarkana partially offset by an increase in revenues associated with other events.
The decrease in revenues from the presentation of the Radio City Christmas Spectacular franchise, which reflects the Radio City Music Hall production of the show as well as the theatrical productions presented outside of New York, was primarily due to lower attendance partially offset by a higher average ticket price at the Radio City Music Hall. The Radio City Music Hall production of the show was significantly impacted by Superstorm Sandy, which occurred in late October 2012, about ten days prior to the start of the show's run. Nearly one million tickets were sold for the Radio City Music Hall production during the 2012 holiday season as compared to nearly one million one hundred thousand tickets during the 2011 holiday season.
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
The increase in venue-related sponsorship and signage and suite rental fee revenues primarily reflects higher suite rental fee revenue as a result of new suite/club products which have come online combined with the impact of more sponsor relationships partially offset by the impact of the planned reduction in certain suite products as a result of the Transformation.

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
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $500,000 credit agreement with a syndicate of lenders, providing for a senior secured revolving credit facility (see “Financing Agreements — Revolving Credit Facility” below). Our principal uses of cash include working capital-related items, capital spending, and investments that we may fund from time to time. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including approximately $90,000 in cash and cash equivalents as of June 30, 2014, along with available borrowing capacity under our Revolving Credit Facility combined with cash flows from the operations of our businesses that may fluctuate from time to time, to operate our businesses, pursue new opportunities and our other initiatives.
We constantly assess capital and credit markets activity and conditions against our ability to meet our net funding and investing requirements over the next twelve months and we believe that the combination of cash and cash equivalents on hand, cash generated from operating activities and borrowing availability under our Revolving Credit Facility should provide us with sufficient liquidity to fund such requirements. However, U.S. and global economic conditions may lead to lower demand for our offerings, such as lower levels of attendance or advertising. The consequences of such conditions could adversely impact our business and results of operations and might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.

Financing Agreements
Revolving Credit Facility

On May 6, 2014, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $500,000 with a term of five years (the “Revolving Credit Facility”). Simultaneously with MSG L.P. entering into the Revolving Credit Facility, MSG L.P. terminated its previously existing $375,000 revolving credit facility with a syndicate of lenders, which facility had been effective since January 28, 2010.

Subject to the satisfaction of certain conditions and limitations, the Revolving Credit Facility allows for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans. Borrowings under the Revolving Credit Facility, which proceeds are available for working capital, capital expenditures and for general corporate purposes, bear interest at a floating rate which, at the option of MSG L.P., may be either 2.25% over the applicable period LIBOR rate, or 1.25% plus the higher of: (1) the U.S. Federal Funds Rate plus 0.50%; (ii) the U.S. Prime Rate; or (iii) the one-month LIBOR rate plus 1.00%. Accordingly, we will be subject to interest rate risk with respect to any borrowings we may make under that facility. In appropriate circumstances, we may seek to reduce this exposure through the use of interest rate swaps or similar instruments. Upon a payment default in respect of principal, interest or other amounts due and payable under the Revolving Credit Facility or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. MSG L.P. is also required to pay a commitment fee of 0.40% in respect of the average daily unused commitments thereunder and pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Revolving Credit Facility.

The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00 subject to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Company. As of June 30, 2014, MSG L.P. was in compliance with the financial covenants in the Revolving Credit Facility. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of June 30, 2014, there was $7,460 in letters of credit issued and outstanding under the Revolving Credit Facility with available borrowing capacity of $492,540.

All obligations under the Revolving Credit Facility are guaranteed by MSG L.P.'s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries in accordance with the facility (the “Guarantors”). All obligations under the Credit Agreement, including the guarantees of those obligations, are secured by certain of the assets of MSG L.P. and each Guarantor, (collectively, “Collateral”) including, but not limited to, a pledge of the equity interests held directly or indirectly by MSG L.P. in each Guarantor. The Collateral, however, does not include, among other things, our sports franchises or other assets of any of MSG L.P.'s teams, including of the Knicks and Rangers, or any interests in real property of MSG L.P. or the Guarantors, including the Madison Square Garden Complex (which includes both The Garden and The Theater at Madison Square Garden), the leasehold interest in Radio City Music Hall and MSG L.P.'s real property interest in other venues. Subject to customary notice and minimum amount conditions, MSG L.P. may voluntarily prepay outstanding loans under the Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to LIBOR loans). With certain exceptions, MSG L.P. is required to make mandatory prepayments on loans outstanding, in certain circumstances, including without limitation from the net cash proceeds of certain sales of assets (including Collateral) or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), and the incurrence of certain indebtedness.
In addition to the financial covenants previously discussed, the Revolving Credit Facility and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Revolving Credit Facility contains certain restrictions on the ability of MSG L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Revolving Credit Facility, including the following: (i) incur additional indebtedness and contingent liabilities; (ii) create liens on certain assets; (iii) make investments, loans or advances in or to other persons; (iv) pay dividends and distributions or repurchase capital stock; (v) repay, redeem or repurchase certain indebtedness; (vi) change its lines of business; (vii) engage in certain transactions with affiliates; (viii) amend specified material agreements; (ix) merge or consolidate; and (x) make certain dispositions. Additionally there is a limitation on the ability of the Company to incur indebtedness if (a) the Company, MSG L.P. and any of its restricted subsidiaries collectively would not comply with a total leverage ratio of 4.00:1.00 and (b) the Company on a consolidated basis would not comply with the minimum interest coverage ratio of 2.00:1.00.
Revolving Credit Agreement with Nonconsolidated Affiliate
In September 2013, the Company acquired a 50% interest in Azoff-MSG. The Company provides a $50,000 revolving credit facility to the entity, which amount was fully borrowed as of June 30, 2014.
Cash Flow Discussion
Operating Activities

Net cash provided by operating activities for the year ended June 30, 2014 increased by $79,500 to $342,555 as compared to the prior year primarily driven by an increase of $80,825 from changes in assets and liabilities, slightly offset by a decrease in net income and other non-cash items. The increase resulting from changes in assets and liabilities was primarily due to (i) an increase during the year ended June 30, 2014 in accrued and other liabilities of $80,991 as compared to an increase of $29,564 during the prior year, (ii) an increase during the year ended June 30, 2014 in deferred revenue of $64,092 as compared to an increase of $24,920 during the prior year and (iii) an increase during the year ended June 30, 2014 in accounts payable of $704 as compared to a decrease of $14,743 during the prior year. These increases were partially offset by a decrease during the year ended June 30, 2014 in deferred income taxes of $15,568 as compared to an increase of $5,523 during the prior year and an increase during the year ended June 30, 2014 in net related party receivables of $7,182 as compared to a decrease of $8,712 during the prior year.
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

Investing Activities

Net cash used in investing activities for the year ended June 30, 2014 increased by $331,037 to $516,398 as compared to the prior year. This increase is primarily due to $226,510 of cash used during the current year for the Company's investments in and loans to its nonconsolidated affiliates, Azoff-MSG, BBLV and Tribeca Enterprises. In addition, capital expenditures for the year ended June 30, 2014 increased by $76,892 as compared to the prior year primarily due to the renovation of the Forum during the current year partially offset by lower capital expenditures associated with the Transformation. Investing activities during the prior year included proceeds of $44,136 from the sale of all of the Company's holdings of Live Nation common stock. These contributors to the higher net cash used in investing activities during the current year were partially offset by an $18,000 loan provided to the Company (which we expect to be forgiven based on our satisfaction of certain conditions) during the year ended June 30, 2014 from the City of Inglewood in connection with the Company's renovation of the Forum.
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

Financing Activities

Net cash used in financing activities for the year ended June 30, 2014 increased by $5,538 to $11,819 as compared to the prior year. This increase is primarily due to $6,718 of cash used for deferred financing costs during the year ended June 30, 2014 as a result of entering into the Revolving Credit Facility and lower proceeds from stock option exercises as compared to the prior year. These increases were largely offset by lower taxes paid in lieu of shares issued for equity-based compensation during the year ended June 30, 2014 as compared to the prior year.
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

Contractual Obligations and Off Balance Sheet Arrangements

Future cash payments required under contracts entered into by the Company in the normal course of business, outstanding letters of credit and capital leases as of June 30, 2014 are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements:
Contractual obligations (a)	$1,236,772	$199,823	$273,754	$208,111	$555,084
Operating lease obligations (b)	389,281	41,005	82,641	74,630	191,005
Letters of credit (c)	7,460	7,460	—	—	—
	1,633,513	248,288	356,395	282,741	746,089
Contractual obligations reflected on the balance sheet:
Capital lease obligations (d)	2,564	462	924	924	254
Contractual obligations (e)	91,293	41,220	18,736	10,933	20,404
	93,857	41,682	19,660	11,857	20,658
Total	$1,727,370	$289,970	$376,055	$294,598	$766,747
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

The future cash payments reflected above include amounts related to Fuse (see Note 23 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).

See “Financing Agreements — Revolving Credit Agreement with Nonconsolidated Affiliate” above for discussion of the revolving credit agreement provided by the Company to Azoff-MSG.
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
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Adopted Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of transactions that are subject to disclosures required by FASB Accounting Standards Codification (“ASC”) 210-20-50, Balance Sheet - Offsetting - Disclosure, concerning offsetting. In particular ASU No. 2013-01 addresses implementation issues about the scope of ASU No. 2011-11 and clarifies that the scope of the disclosure is limited to derivatives, repurchase agreements, and securities borrowing and securities lending transactions that are either offset in the financial statements or are subject to a master netting arrangement or similar arrangement. These standards were adopted by the Company in the first quarter of fiscal year 2014. The adoption of these standards did not have an impact on the Company's financial position, results of operations, or cash flows.
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
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which revises the definition of a discontinued operation to limit the circumstances under which a disposal or classification as held for sale qualifies for presentation as a discontinued operation. Expanded disclosures are required concerning a discontinued operation and the disposal of a significant component of an entity not qualifying as a discontinued operation. The revised standard is effective for any new disposals and new classifications of assets held for sale in annual and interim periods beginning after December 15, 2014. Early adoption is permitted. The Company elected to early adopt this guidance in the fourth quarter of fiscal year 2014. The adoption of this standard did not have any impact on the Company's financial position, results of operations, or cash flows.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard will be effective for the Company beginning in the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
The Company allocates revenue to each deliverable within the arrangement based on its relative selling price. For many deliverables in an arrangement, such as event tickets and certain advertising benefits, the Company has vendor specific objective evidence (“VSOE”) of selling price as it typically sells the same or similar deliverables regularly on a stand-alone basis. Absent VSOE the Company considers whether third party evidence (“TPE”) is available; however, in most instances TPE is not available. The Company's process for determining its estimated selling prices for deliverables without VSOE or TPE involves management's judgment and considers multiple factors including company specific and market specific factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing a best estimate of selling price for deliverables include, but are not limited to, prices charged for similar deliverables, the Company's ongoing pricing strategy and policies, and consideration of pricing of similar deliverables sold in other multiple-deliverable agreements.
Impairment of Long-Lived and Indefinite-Lived Assets
The Company's long-lived and indefinite-lived assets accounted for approximately 75% of the Company's consolidated total assets as of June 30, 2014 and consist of the following:

Goodwill	$701,674
Indefinite-lived intangible assets	163,850
Amortizable intangible assets, net	80,306
Property and equipment, net	1,252,467
$2,198,297
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we would not need to perform the two-step impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. The Company's three reporting units for evaluating goodwill impairment are the same as its reportable segments, and all of them have goodwill. The estimates of the fair value of the Company's reporting units are primarily determined using discounted cash flows and comparable market transactions. These valuations are based on estimates and assumptions including projected future cash flows, discount rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. For all periods presented the Company elected to perform the qualitative assessment of impairment for the Sports and Media reporting units. These assessments considered factors such as:

•	Macroeconomic conditions;

•	Industry and market considerations;

•	Cost factors;

•	Overall financial performance of the reporting unit;

•	Other relevant company-specific factors such as changes in management, strategy or customers; and

•	Relevant reporting unit specific events such as changes in the carrying amount of net assets.

For all periods presented, the Company performed the quantitative assessment of impairment for the MSG Entertainment reporting unit. For MSG Entertainment, these valuations of the reporting unit include assumptions for the number and expected financial performance of live entertainment events and productions, which includes, but is not limited to, the level of ticket sales, concessions and sponsorships. Significant judgments inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

The goodwill balance reported on the Company's balance sheet as of June 30, 2014 by reportable segment is as follows:

MSG Media	$424,508
MSG Entertainment	58,979
MSG Sports	218,187
$701,674
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
In addition, the Company performed an impairment test of MSG Media as required pursuant to the Fuse sale (see Note 23 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K), and there was no impairment of goodwill identified as a result of this test.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis, according to which an impairment charge is recognized for the amount of the asset's carrying amount exceeding the fair value, if the Company (1) determines that such an impairment is more likely than not to exist, or (2) forgoes the qualitative assessment entirely. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of June 30, 2014 by reportable segment:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
$163,850
In March 2014, the Company acquired an NBA Development League franchise, which will begin operations for the 2014-15 season. The purchase was accounted for as the acquisition of an indefinite-lived franchise intangible asset.

When the Company performs the qualitative assessment the Company considers the events and circumstances that could affect the significant inputs used to determine the fair value of the intangible asset. Examples of such events and circumstances include:

•	Cost factors;

•	Financial performance;

•	Legal, regulatory, contractual, business or other factors;

•	Other relevant company-specific factors such as changes in management, strategy or customers;

•	Industry and market considerations; and

•	Macroeconomic conditions.

When the quantitative assessment is performed the Company determines the fair value of the intangible asset. During the first quarter of fiscal year 2014, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there was no impairment identified. Based on this impairment test, the Company's indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset's estimated fair value over its respective carrying value.
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
The estimated useful lives and net carrying values of these intangibles at June 30, 2014 are as follows:

	Net Carrying Value	Estimated Useful Lives
Affiliate relationships	$51,043	24 years
Season ticket holder relationships	24,464	12 to 15 years
Suite holder relationships	2,454	11 years
Other intangibles	2,345	15 years
	$80,306
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
There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In certain of these circumstances, the affiliate may continue to carry the service(s) until execution of definitive renewal or replacement agreements (or until we or the affiliate determine that carriage should cease). See “Part I — Item 1A. Risk Factors — Risks Relating to Our Media Business — The Success of Our Media Business Also Depends on Affiliation Fees We Receive Under our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations.”
If an affiliate ceases to carry the service on an other than temporary basis, the Company records an impairment charge for the then remaining carrying value of the affiliate relationship intangible asset associated with that affiliate. If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above for the asset or asset group containing that intangible asset. The Company also would evaluate whether the remaining useful life of the affiliate relationship remained appropriate. Based on the carrying value of the affiliate relationships recorded as of June 30, 2014, if the estimated life of these affiliate relationships were shortened by 10%, the effect on amortization for the year ended June 30, 2014 would be an increase of approximately $384.
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
Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. We use the Towers Watson U.S. Rate Link: 40-90 discount rate model (which is developed by examining the yields on selected highly rated corporate bonds) to discount these benefit payments on a plan by plan basis, to select a rate at which we believe each plan's benefits could be effectively settled. Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year's net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2014 for the Company's pension plans and postretirement plan were 4.32% and 4.00%, respectively. A 25 basis point decrease in these assumed discount rates would increase the projected benefit obligations for the Company's pension plans and postretirement plan at June 30, 2014 by $6,550 and $240, respectively. The weighted-average discount rates used to determine net periodic benefit cost for the year ended June 30, 2014 for the Company's pension plans and postretirement plan were 4.80% and 4.50%, respectively. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company's pension plans by $550 and decrease net periodic benefit cost for the postretirement plan by $13 for the year ended June 30, 2014.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans' asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The expected long-term rate of return on plan assets for the Company's funded pension plans was 4.57% for the year ended June 30, 2014.

Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company's funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company's funding requirements related to these plans, as well as negatively affect the Company's operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $254 for the year ended June 30, 2014.
Another important assumption for our postretirement plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company's claims experience and the results of recent healthcare trend surveys.
Assumptions for healthcare cost trend rates used to determine the benefit obligation and net periodic benefit cost for our postretirement plan as of and for the year ended June 30, 2014 are as follows:

	Net Periodic Benefit Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	7.75%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020
A one percentage point change in assumed healthcare cost trend rates would have the following effects on the benefit obligation for our postretirement plan and net periodic postretirement benefit cost as of and for the year ended June 30, 2014:

	Increase (Decrease) on Total of Service and Interest Cost Components	Increase (Decrease) on Benefit Obligation
One percentage point increase	$76	$1,031
One percentage point decrease	(66)	(906)
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
For sensitivity analyses and other information regarding market risks we face in connection with our pension and postretirement plans, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies — Defined Benefit Pension Plans and Other Postretirement Benefit Plan,” which information is incorporated by reference herein.
Our market risk exposure to interest rate risk relates to any borrowing we may incur.
Borrowings under our Revolving Credit Facility incur interest, based on our election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, a fixed spread. Accordingly, we are subject to interest rate risk with respect to the tenor of any borrowings we may incur under the Revolving Credit Facility. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments that qualify for hedge accounting treatment. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements” for more information on our Revolving Credit Facility.
We have de minimis foreign currency risk exposure as our businesses operate almost entirely in U.S. Dollars. We do not have any meaningful commodity risk exposures associated with the operation of our venues.

Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page 85 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation as of June 30, 2014, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of June 30, 2014.
The effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2014 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2014 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2014 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2014 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2014 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

		Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	85

2.	Financial statement schedule:

Schedule supporting consolidated financial statements:
Schedule II — Valuation and Qualifying Accounts	78
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	The Index to Exhibits is on page	81

THE MADISON SQUARE GARDEN COMPANY
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	(Additions) Deductions Charged to Costs and Expenses	Deductions (a)	Balance at End of Period
Year Ended June 30, 2014 Allowance for doubtful accounts	$(1,729)	$(21)	$1,067	$(683)
Year Ended June 30, 2013 Allowance for doubtful accounts	$(2,434)	$228	$477	$(1,729)
Year Ended June 30, 2012 Allowance for doubtful accounts	$(2,292)	$(568)	$426	$(2,434)
_____________________________
(a) Primarily reflects write-offs of uncollectible amounts.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of August, 2014.

The Madison Square Garden Company

By:	/S/ ROBERT M. POLLICHINO
	Name:	Robert M. Pollichino
	Title:	Executive Vice President and Chief
Financial Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas S. Smith, Jr. and Robert M. Pollichino, and each of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person's name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/S/ THOMAS S. SMITH, JR.	President and Chief Executive Officer (Principal Executive Officer)	August 20, 2014
Thomas S. Smith, Jr.
/S/ ROBERT M. POLLICHINO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 20, 2014
Robert M. Pollichino
/S/ JOSEPH F. YOSPE	Senior Vice President, Controller and Principal Accounting Officer	August 20, 2014
Joseph F. Yospe
/S/ JAMES L. DOLAN	Executive Chairman (Director)	August 20, 2014
James L. Dolan
/S/ CHARLES F. DOLAN	Director	August 20, 2014
Charles F. Dolan
/S/ CHARLES P. DOLAN	Director	August 20, 2014
Charles P. Dolan
/S/ KRISTIN A. DOLAN	Director	August 20, 2014
Kristin A. Dolan
/S/ THOMAS C. DOLAN	Director	August 20, 2014
Thomas C. Dolan
/S/ BRIAN G. SWEENEY	Director	August 20, 2014
Brian G. Sweeney

Name	Title	Date
/S/ DEBORAH DOLAN-SWEENEY	Director	August 20, 2014
Deborah Dolan-Sweeney
/S/ MARIANNE DOLAN WEBER	Director	August 20, 2014
Marianne Dolan Weber
/S/ WILT HILDENBRAND	Director	August 20, 2014
Wilt Hildenbrand
/S/ ALAN D. SCHWARTZ	Director	August 20, 2014
Alan D. Schwartz
/S/ VINCENT TESE	Director	August 20, 2014
Vincent Tese

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
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
10.20
Form of Madison Square Garden, Inc. Option Agreement in respect of Cablevision Options granted on March 5, 2009 (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†

10.21
Employment Agreement by and between Madison Square Garden, Inc. and James L. Dolan (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Company's Registration Statement on Form 10 filed on December 24, 2009).†

10.22
Employment Agreement by and between Madison Square Garden, Inc. and Hank J. Ratner (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Company's Registration Statement on Form 10 filed on December 24, 2009).†

10.23
Letter Agreement dated February 28, 2014 between The Madison Square Garden Company and Hank J. Ratner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2014).†

10.24
Employment Agreement dated August 21, 2012 between The Madison Square Garden Company and Robert M. Pollichino (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended June 30, 2012 filed on August 24, 2012).†

10.25
Retirement Agreement dated as of January 6, 2014 between The Madison Square Garden Company and Robert M. Pollichino (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2014).†

10.26
Consulting Agreement dated as of January 6, 2014 between The Madison Square Garden Company and Robert M. Pollichino (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 6, 2014).†

10.27
Employment Agreement dated August 21, 2012 between The Madison Square Garden Company and Lawrence J. Burian (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended June 30, 2012 filed on August 24, 2012).†

10.28
Time Sharing Agreement between Dolan Family Office LLC and Madison Square Garden, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to the Company's Registration Statement on Form 10 filed on December 24, 2009).

10.29
Employment Agreement dated March 4, 2014 between The Madison Square Garden Company and Tad Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 6, 2014).†

10.30
Employment Agreement dated August 21, 2012 between The Madison Square Garden Company and Joseph F. Yospe (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended June 30, 2012 filed on August 24, 2012).†

10.31
Employment Agreement dated August 5, 2014 between The Madison Square Garden Company and Sean R. Creamer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 5, 2014).†

10.32
Credit Agreement dated as of May 6, 2014, by and among MSG Holdings, L.P., certain subsidiaries of MSG Holdings, L.P., JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2014).

10.33
Security Agreement dated as of May 6, 2014, by and among MSG Holdings, L.P., certain subsidiaries of MSG Holdings, L.P., other guarantors referred to therein and JP Morgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 6, 2014).

10.34	Form of Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 2012 filed on February 6, 2013).†

EXHIBIT NO.	DESCRIPTION
10.35	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended June 30, 2013 filed on August 21, 2013).†
10.36	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended June 30, 2013 filed on August 21, 2013).†
10.37	Form of Restricted Shares Agreement (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2009 filed on April 23, 2010).†
10.38
The Madison Square Garden Company Policy Concerning Certain Matters Relating to AMC Networks Inc. including Responsibilities of Overlapping Directors and Officers (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended June 30, 2012 filed on August 24, 2012).

10.39
Summary of Office Space Arrangement between MSG Holdings, L.P. and the Knickerbocker Group LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2013 filed on May 3, 2013).

10.40
Formation, Contribution and Investment Agreement, dated as of August 30, 2013 among MSG Holdings, L.P., Entertainment Ventures, LLC, Azoff Music Management LLC, and, for certain purposes, Irving Azoff and Irving Azoff and Rochelle Azoff, as Co-Trustees of the Azoff Family Trust of 1997, dated May 27, 1997, as amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 5, 2013).

10.41	Purchase Agreement dated, April 3, 2014, between MSG Holdings, L.P. and SiTV Media, Inc. (incorporated by to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on April 4, 2014).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	This exhibit is a management contract or a compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Madison Square Garden Company:
We have audited the accompanying consolidated balance sheets of The Madison Square Garden Company as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the years in the three-year period ended June 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule (as listed in the index to Item 15). We also have audited The Madison Square Garden Company's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Madison Square Garden Company's management is responsible for these consolidated financial statements, the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Madison Square Garden Company as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, The Madison Square Garden Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.
/s/ KPMG LLP
New York, New York
August 20, 2014

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$92,251	$277,913
Restricted cash	9,823	8,413
Accounts receivable, net	135,369	145,728
Net related party receivables	25,156	18,565
Prepaid expenses	37,108	41,215
Other current assets	23,216	20,339
Assets held for sale	77,056	—
Total current assets	399,979	512,173
Investments in and loans to nonconsolidated affiliates	225,632	—
Property and equipment, net	1,252,467	1,135,180
Amortizable intangible assets, net	80,306	90,705
Indefinite-lived intangible assets	163,850	158,636
Goodwill	701,674	742,492
Other assets	102,053	93,028
Total assets	$2,925,961	$2,732,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,710	$16,006
Net related party payables	283	283
Accrued liabilities:
Employee related costs	102,097	70,663
Other accrued liabilities	173,003	221,405
Deferred revenue	300,937	237,537
Liabilities held for sale	11,171	—
Total current liabilities	604,201	545,894
Defined benefit and other postretirement obligations	75,728	59,726
Other employee related costs	61,284	45,370
Other liabilities	59,970	58,536
Deferred tax liability	520,334	543,753
Total liabilities	1,321,517	1,253,279
Commitments and contingencies (Notes 11, 12 and 13)
Stockholders' Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 63,606 and 63,268 shares outstanding as of June 30, 2014 and 2013, respectively	639	639
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of June 30, 2014 and 2013	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,081,055	1,070,764
Treasury stock, at cost, 317 and 596 shares as of June 30, 2014 and 2013, respectively	(7,537)	(14,179)
Retained earnings	552,862	437,794
Accumulated other comprehensive loss	(22,711)	(16,219)
Total stockholders' equity	1,604,444	1,478,935
Total liabilities and stockholders' equity	$2,925,961	$2,732,214

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2014	2013	2012
Revenues (including related party revenues of $183,527, $169,706 and $169,532, respectively)	$1,555,594	$1,340,818	$1,284,016
Operating expenses:
Direct operating (including related party expenses of $13,817, $12,870 and $12,704, respectively)	899,383	691,029	714,362
Selling, general and administrative (including related party expenses of $15,587, $13,700 and $11,411, respectively)	365,148	309,568	304,624
Depreciation and amortization (including impairments)	106,950	89,132	87,503
	1,371,481	1,089,729	1,106,489
Operating income	184,113	251,089	177,527
Other income (expense):
Equity in loss of nonconsolidated affiliates	(1,323)	—	—
Interest income (including interest income from nonconsolidated affiliates of $589 for the year ended June 30, 2014)	2,508	2,195	2,318
Interest expense	(7,406)	(7,917)	(7,070)
Miscellaneous	(1,346)	3,497	7,072
	(7,567)	(2,225)	2,320
Income from operations before income taxes	176,546	248,864	179,847
Income tax expense	(61,478)	(106,482)	(73,302)
Net income	$115,068	$142,382	$106,545
Basic earnings per common share	$1.49	$1.87	$1.42
Diluted earnings per common share	$1.47	$1.83	$1.38
Weighted-average number of common shares outstanding:
Basic	77,142	76,268	74,938
Diluted	78,167	77,940	77,459

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended June 30,
	2014		2013		2012
Net income		$115,068		$142,382		$106,545
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized gains (losses) arising during the period	$(12,574)		$6,744		$(8,772)
Prior service credit due to plan amendment	—		—		331
Amortization of net actuarial loss included in net periodic benefit cost	1,426		2,100		2,021
Amortization of net prior service credit included in net periodic benefit cost	(126)	$(11,274)	(139)	$8,705	(150)	$(6,570)
Net changes related to available-for-sale securities		—		5,087		(8,961)
Other comprehensive income (loss), before income taxes		(11,274)		13,792		(15,531)
Income tax benefit (expense) related to items of other comprehensive income (loss)		4,782		(5,849)		6,602
Other comprehensive income (loss)		(6,492)		7,943		(8,929)
Comprehensive income		$108,576		$150,325		$97,616

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$115,068	$142,382	$106,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including impairments)	106,950	89,132	87,503
Impairment of deferred costs	—	4,982	—
Amortization of deferred financing costs	2,519	2,180	2,180
Share-based compensation expense related to equity classified awards	21,750	15,296	18,316
Excess tax benefit on share-based awards	(6,659)	(8,317)	(6,998)
Gain on sale of investment	—	(3,130)	—
Equity in loss of nonconsolidated affiliates	1,323	—	—
Provision for doubtful accounts	21	(228)	568
Change in assets and liabilities:
Accounts receivable, net	(11,469)	(18,935)	(9,120)
Net related party receivables	(7,182)	8,712	(4,690)
Prepaid expenses and other assets	(10,169)	(14,204)	(1,078)
Accounts payable	704	(14,743)	17,339
Net related party payables	184	(79)	362
Accrued and other liabilities	80,991	29,564	45,073
Deferred revenue	64,092	24,920	55,592
Deferred income taxes	(15,568)	5,523	21,781
Net cash provided by operating activities	342,555	263,055	333,373
Cash flows from investing activities:
Capital expenditures	(306,389)	(229,497)	(401,424)
Proceeds from sale of investment	—	44,136	—
Proceeds from renovation loan (Note 9)	18,000	—	—
Payments for acquisition of assets	(1,499)	—	(27,657)
Investments in and loans to nonconsolidated affiliates	(226,510)	—	—
Net cash used in investing activities	(516,398)	(185,361)	(429,081)
Cash flows from financing activities:
Principal payments on capital lease obligations	(257)	(272)	(864)
Additions to deferred financing costs	(6,718)	—	—
Acquisition of restricted shares	—	—	(11,768)
Proceeds from stock option exercises	863	6,822	2,966
Taxes paid in lieu of shares issued for equity-based compensation	(12,366)	(21,148)	—
Excess tax benefit on share-based awards	6,659	8,317	6,998
Net cash used in financing activities	(11,819)	(6,281)	(2,668)
Net increase (decrease) in cash and cash equivalents	(185,662)	71,413	(98,376)
Cash and cash equivalents at beginning of period	277,913	206,500	304,876
Cash and cash equivalents at end of period	$92,251	$277,913	$206,500
Supplemental Data:
Income taxes paid, net	$105,997	$82,444	$12,995
Interest paid for capital lease obligations	205	281	358
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	14,540	54,837	59,666
Asset retirement obligations	(5,027)	6,700	15,998
Leasehold improvements paid by landlord and other non-cash additions to property and equipment	—	978	1,540
Acquisition of assets not yet paid	3,715	—	—

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2011	$761	$1,041,769	$(10,279)	$188,867	$(15,233)	$1,205,885
Net income	—	—	—	106,545	—	106,545
Other comprehensive loss	—	—	—	—	(8,929)	(8,929)
Comprehensive income						97,616
Exercise of options	3	2,963	—	—	—	2,966
Share-based compensation expense	—	18,316	—	—	—	18,316
Treasury stock acquired from acquisition of restricted shares	—	—	(11,768)	—	—	(11,768)
Excess tax benefit on share-based awards	—	6,998	—	—	—	6,998
Balance as of June 30, 2012	$764	$1,070,046	$(22,047)	$295,412	$(24,162)	$1,320,013
Net income	—	—	—	142,382	—	142,382
Other comprehensive income	—	—	—	—	7,943	7,943
Comprehensive income						150,325
Exercise of options	11	6,799	12	—	—	6,822
Share-based compensation expense	—	15,296	—	—	—	15,296
Tax withholding associated with shares issued for equity-based compensation	—	(21,148)	—	—	—	(21,148)
Shares issued upon Restricted Stock Units vesting	—	(7,856)	7,856	—	—	—
Excess tax benefit on share-based awards, net	—	7,627	—	—	—	7,627
Balance as of June 30, 2013	$775	$1,070,764	$(14,179)	$437,794	$(16,219)	$1,478,935
Net income	—	—	—	115,068	—	115,068
Other comprehensive loss	—	—	—	—	(6,492)	(6,492)
Comprehensive income						108,576
Exercise of options	—	(89)	979	—	—	890
Share-based compensation expense	—	21,750	—	—	—	21,750
Tax withholding associated with shares issued for equity-based compensation	—	(12,366)	—	—	—	(12,366)
Excess tax benefit on share-based awards	—	6,659	—	—	—	6,659
Shares issued upon Restricted Stock Units vesting	—	(5,663)	5,663	—	—	—
Balance as of June 30, 2014	$775	$1,081,055	$(7,537)	$552,862	$(22,711)	$1,604,444

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business
The Madison Square Garden Company (together with its subsidiaries, the “Company” or “Madison Square Garden”) is a fully integrated sports, entertainment and media business. The Company classifies its business interests into three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company's venues, and is comprised of the Company's regional sports networks, MSG Network and MSG+, collectively the “MSG Networks.” For all periods presented, MSG Media also included Fuse, a national television network dedicated to music, which was sold on July 1, 2014 (see Note 23). MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular featuring the Radio City Rockettes (the “Rockettes”), that are performed in the Company's and other venues. MSG Sports owns and operates the following sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women's National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League (the “AHL”), which is the primary player development team for the Rangers, and the Westchester Knicks, an NBA Development League (the “NBADL”) team. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of Knicks, Rangers and Liberty games.
The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena (“The Garden”) and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston.
The Company was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On February 9, 2010, Cablevision distributed all of the outstanding common stock of The Madison Square Garden Company to Cablevision shareholders (the “Distribution”) and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in MSG Holdings, L.P. (“MSG L.P.”). MSG L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Company's businesses until the Distribution occurred. MSG L.P. is now a wholly-owned subsidiary of The Madison Square Garden Company through which the Company conducts substantially all of its business activities.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The Company allocates revenue to each deliverable within the arrangement based on its relative selling price. For many deliverables in an arrangement, such as event tickets and certain advertising benefits, the Company has vendor specific

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

objective evidence (“VSOE”) of selling price as it typically sells the same or similar deliverables regularly on a stand-alone basis. Absent VSOE the Company considers whether third party evidence (“TPE”) is available; however, in most instances TPE is not available. The Company's process for determining its estimated selling prices for deliverables without VSOE or TPE involves management's judgment and considers multiple factors including company specific and market specific factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing a best estimate of selling price for deliverables include, but are not limited to, prices charged for similar deliverables, the Company's ongoing pricing strategy and policies, and consideration of pricing of similar deliverables sold in other multiple-deliverable agreements.
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
The NBA and NHL each have collective bargaining agreements (“CBA”) with the respective league's players association, to which the Company is subject. The NBA CBA expires after the 2020-21 season (although the NBA and the National Basketball Players Association (“NBPA”) each have the right to terminate the CBA following the 2016-17 season). The NHL CBA expires

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

on September 15, 2022 (although the NHL and National Hockey League Players’ Association (“NHLPA”) each have the right to terminate the CBA effective following the 2019-20 season).
The NBA CBA contains a “soft” salary cap (i.e., a cap on each team's aggregate player salaries but with certain exceptions that enable teams to pay more, sometimes substantially more, than the cap). The NHL CBA provides for a “hard” salary cap (i.e., teams may not exceed a stated maximum that has been negotiated for the 2012-13 and 2013-14 seasons and is adjusted each season thereafter based upon league-wide revenues).
NBA Luxury Tax
Amounts in this paragraph are in thousands, except for luxury tax rates.
The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). A team's luxury tax for the 2011-12 and 2012-13 seasons generally equaled the amount by which the team's aggregate player salaries exceeded such threshold. Beginning with the 2013-14 season, the tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least four of any five seasons beginning in 2011-12, the above tax rates are increased by $1.00 for each increment. Beginning with the 2012-13 season, 50% of the aggregate luxury tax payments are to be used as a funding source for the revenue sharing plan and the remaining 50% of such payments will be distributed in equal shares to non-taxpaying teams. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
NBA and NHL Escrow System/Revenue Sharing
The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues (net of certain direct expenses) as compensation (approximately 50%), and the teams retain the remainder. The percentage of league-wide revenues paid as compensation and retained by the teams does not apply evenly across all teams and accordingly the Company may pay its players a higher or lower portion of the Knicks' revenues than other NBA teams. Throughout each season, NBA teams withhold 10% of each player's salary and contribute the withheld amounts to an escrow account. If the league's aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. In the event that the league's aggregate player compensation is below the designated percentage of league-wide revenues, the teams will remit the shortfall to the NBPA for distribution to the players. The NBA also has instituted a revenue sharing plan that generally requires the distribution of a pool of funds to teams with below-average net revenues (as defined in the plan), subject to reduction or elimination based on individual team market size and profitability. The plan is funded by a combination of disproportionate contributions from teams with above-average net revenues, subject to certain profit-based limits (each as defined in the plan); aggregate league-wide luxury tax proceeds (100% of proceeds for the 2011-12 season, 50% of proceeds for all seasons beginning with the 2012-13 season) (see above); and, beginning with the 2012-13 season, collective league sources, if necessary. Additional amounts may also be distributed on a discretionary basis, funded by assessments on playoff ticket revenues and through collective league sources.
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
The NHL CBA provides for a revenue sharing plan which generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams. Under the NHL CBA, the pool is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on preseason and regular season revenues) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. The Rangers are

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

consistently among the top ten revenue teams and, accordingly, have consistently contributed to the top ten revenue teams component of the plan.
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
Production Costs for the MSG Entertainment Segment
The Company defers certain costs of productions such as creative design costs, scenery, wardrobes, rehearsal and other related costs for the Company's proprietary shows. Deferred production costs are amortized on a straight-line basis over the course of a production's performance period using the expected life of a show's assets, which generally is 5 years. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment. The Company has approximately $58,279 and $37,780 of net deferred production costs recorded within other current assets and other assets in the accompanying consolidated balance sheets as of June 30, 2014 and 2013, respectively.
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
Advertising Expenses
Advertising costs are typically charged to expense when incurred, however, advertising for productions such as the Radio City Christmas Spectacular and other live entertainment events are deferred within interim periods and expensed, over the run of the show, but by no later than the end of the fiscal year. Total advertising costs classified in direct operating and selling, general and administrative expenses were $43,967, $33,635 and $34,492 for the years ended June 30, 2014, 2013 and 2012, respectively.
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
Restricted Cash
Restricted cash as of June 30, 2014 and 2013 primarily consist of cash required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL CBA. The escrow account will be distributed subsequent to the end of the season to the players and NHL teams based on the provisions of the NHL CBA. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected in cash flows from either operating or investing activities, depending on the circumstances to which the changes in the underlying restricted cash relate.
Accounts Receivable
Accounts receivable is recorded at net realizable value. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is estimated based on the Company's analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company's allowance for doubtful accounts was $683 and $1,729 as of June 30, 2014 and 2013, respectively.
Investments in Nonconsolidated Affiliates
The Company's investments in nonconsolidated affiliates are accounted for using the equity method of accounting and are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for intangible assets associated with the investment, is reflected in equity in earnings (loss) of nonconsolidated affiliates on the Company’s consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a three-month lag basis, with the exception of the amortization expense of intangible assets which are recorded currently.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  The Company's three reporting units for evaluating goodwill impairment are the same as its reportable segments, and all of them have goodwill.
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis, according to which an impairment charge is recognized for the amount of the asset's carrying amount exceeding the fair value, if the Company (1) determines that such an impairment is more likely than not to exist, or (2) forgoes the qualitative assessment entirely. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
Asset Retirement Obligations
The Company recorded asset retirement obligations related to the comprehensive transformation of The Garden into a state-of-the-art-arena (the “Transformation”) and the Forum (see Note 9). A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. When an asset retirement obligation is recorded, an offsetting increase to the carrying value of the related property and equipment is also recorded. The obligation is initially measured at fair value using expected present value techniques. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement cost capitalized.
Recently Adopted Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of transactions that are subject to disclosures required by FASB Accounting Standards Codification (“ASC”) 210-20-50, Balance Sheet - Offsetting - Disclosure, concerning offsetting. In particular ASU No. 2013-01 addresses implementation issues about the scope of ASU No. 2011-11 and clarifies that the scope of the disclosure is limited to derivatives, repurchase agreements, and securities borrowing and securities lending transactions that are either offset in the financial statements or are subject to a master netting arrangement or similar arrangement. These standards were adopted by the Company in the first quarter of fiscal year 2014. The adoption of these standards did not have an impact on the Company's financial position, results of operations, or cash flows.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

that provide additional detail about those amounts. This standard was adopted by the Company in the first quarter of fiscal year 2014. The adoption of this standard impacted the Company's disclosures only and did not have any impact on the Company's financial position, results of operations, or cash flows.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which revises the definition of a discontinued operation to limit the circumstances under which a disposal or classification as held for sale qualifies for presentation as a discontinued operation. Expanded disclosures are required concerning a discontinued operation and the disposal of a significant component of an entity not qualifying as a discontinued operation. The revised standard is effective for any new disposals and new classifications of assets held for sale in annual and interim periods beginning after December 15, 2014. Early adoption is permitted. The Company elected to early adopt this guidance in the fourth quarter of fiscal year 2014. The adoption of this standard did not have any impact on the Company's financial position, results of operations, or cash flows.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard will be effective for the Company beginning in the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
In addition, the Company initially recorded an asset retirement obligation in the amount of $6,000 and an offsetting increase to the carrying value of the related property and equipment in connection with the acquisition and planned revitalization. During the year ended June 30, 2014, the original estimate was revised and recognized as a decrease in the carrying amount of the liability and the related asset retirement cost capitalized.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 4. Computation of Earnings per Common Share
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted EPS.

	Years Ended June 30,
	2014	2013	2012
Weighted-average shares for basic EPS	77,142	76,268	74,938
Dilutive effect of shares issuable under share-based compensation plans and shares restricted on the same basis as underlying Cablevision restricted shares	1,025	1,672	2,521
Weighted-average shares for diluted EPS	78,167	77,940	77,459
Anti-dilutive shares	—	18	—
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
Effective July 1, 2010 DISH Network's (“DISH”) license to carry Fuse expired and effective October 1, 2010, DISH's license to carry MSG Network and MSG+ expired. While MSG Network and MSG+ have not been carried by DISH since those dates, DISH restored carriage of Fuse on November 1, 2012. As discussions through December 2011 had not resulted in new carriage agreements being reached to restore DISH's carriage of any of the networks, during the quarter ended December 31, 2011, the Company's MSG Media segment recorded a pre-tax impairment charge of $3,112 to write-off the remaining carrying value of the affiliation agreements and affiliate relationships intangible assets associated with DISH. This pre-tax impairment charge is reflected in depreciation and amortization (including impairments) in the accompanying consolidated statement of operations for the year ended June 30, 2012.
As part of its periodic review of expected usefulness of programming rights, the Company's MSG Media segment recorded a pre-tax impairment charge of $865 associated with these assets during the year ended June 30, 2012, which is included in direct operating expenses in the accompanying consolidated statement of operations for that year. There were no impairment charges associated with these assets during the years ended June 30, 2014 and 2013.
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
The following table sets forth provisions for Team Personnel Transactions and insurance recoveries recorded by the Company's MSG Sports segment:

	Years Ended June 30,
	2014	2013	2012
Provisions for Team Personnel Transactions	$54,225	$18,715	$16,314
Insurance recoveries related to non season-ending player injuries	—	—	323
Note 7. Investments in Nonconsolidated Affiliates
The Company’s equity method investments include investments in Azoff MSG Entertainment LLC (“Azoff-MSG”), Brooklyn Bowl Las Vegas, LLC (“BBLV”) and Tribeca Enterprises LLC (“Tribeca Enterprises”). The Company determined that Azoff-MSG, BBLV and Tribeca Enterprises are not variable interest entities (“VIE”) and therefore these investments were each analyzed under the voting model. The Company determined that due to a lack of a voting majority and consistent with the

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

accounting for partnership (or similar entities) interests, it does not control these entities. Accordingly, the Company accounts for these investments under the equity method of accounting.
In September 2013, the Company acquired a 50% interest in Azoff-MSG for $125,000. The Azoff-MSG entity owns and operates businesses in the entertainment industry and is currently focused on music management, performance rights, comedy and productions, and strategic marketing. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, companies are required to allocate such differences between tangible and intangible assets. As of the acquisition date the carrying amount of the investment was greater than the Company’s equity in the underlying assets of Azoff-MSG due to the difference in the carrying amounts of goodwill and amortizable intangible assets of approximately $108,220 and $17,350, respectively. The difference attributable to amortizable intangible assets is being amortized straight-line over the expected useful lives of the intangible assets, which range from 5 to 7 years. As of June 30, 2014, the Company’s investment in Azoff-MSG was $125,677, inclusive of transaction costs related to the acquisition.
In addition, the Company agreed to provide up to $50,000 of revolving credit loans to Azoff-MSG. As of June 30, 2014, these loans were fully drawn upon and, including accrued interest, Azoff-MSG had outstanding loans of $50,300 under the unsecured credit facility with the Company, which is reflected in investments in and loans to nonconsolidated affiliates in the accompanying consolidated balance sheet. Interest income on the outstanding loan balance and related facility fees are recorded currently and are reflected in interest income in the accompanying consolidated statement of operations for the year ended June 30, 2014.
In August 2013, the Company acquired an interest in BBLV. In March 2014, BBLV opened a new venue in Las Vegas which brings together live music, bowling and a restaurant. As of June 30, 2014 the Company's preferred equity investment in BBLV, together with transaction costs related to the acquisition, was $25,725. The Company has $682 of remaining preferred equity commitment to BBLV that had not yet been funded as of June 30, 2014. The above amounts are inclusive of an increased equity commitment made in June 2014 above the amount originally committed on the acquisition date. The Company will be entitled to receive back its capital, which was 78% of BBLV's total capital as of June 30, 2014, plus a preferred return, after which the Company will own a 20% interest in BBLV. The Company does not manage or otherwise control BBLV but has approval rights over certain decisions. Additionally, in June 2014, the Company agreed to loan up to $2,600 to BBLV, of which $1,334 had been advanced as of June 30, 2014. The loan plus accrued interest is reflected in investments in and loans to nonconsolidated affiliates in the accompanying consolidated balance sheet. Interest income on the outstanding loan balance is recorded currently and is reflected in interest income in the accompanying consolidated statement of operations for the year ended June 30, 2014.
In March 2014, the Company acquired a 50% interest in Tribeca Enterprises for $22,500. Tribeca Enterprises owns and operates the Tribeca Film Festival and certain other businesses. Based upon the preliminary valuation, as of the acquisition date the carrying amount of the investment was greater than the Company’s equity in the underlying assets of Tribeca Enterprises due to the difference in the carrying amounts of indefinite-lived and amortizable intangible assets of approximately $5,750 and $5,350, respectively. The difference attributable to amortizable intangible assets is being amortized straight-line over 10 years, the expected useful live of the intangible asset. The Company expects to complete such valuation during the next twelve months. As of June 30, 2014, the Company’s investment in Tribeca Enterprises was $22,582, inclusive of transaction costs related to the acquisition.

In connection with the investment, the Company and Tribeca Enterprises have a service agreement pursuant to which the Company provides marketing inventory and consulting services to Tribeca Enterprises for a fee.
Note 8. Goodwill and Intangible Assets
The carrying amount of goodwill, by reportable segment, as of June 30, 2014 and 2013 is as follows:

	June 30,
	2014	2013
MSG Media (a)	$424,508	$465,326
MSG Entertainment	58,979	58,979
MSG Sports	218,187	218,187
	$701,674	$742,492

(a) The decrease in the balance from June 30, 2013 reflects the presentation of Fuse as held for sale (see Note 23).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the first quarter of fiscal year 2014, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments. In addition, the Company performed an impairment test of MSG Media as required pursuant to the Fuse sale (see Note 23), and there was no impairment of goodwill identified as a result of this test.
The Company's indefinite-lived intangible assets as of June 30, 2014 and 2013 are as follows:

	June 30,
	2014	2013
Sports franchises (MSG Sports segment)	$101,429	$96,215
Trademarks (MSG Entertainment segment)	62,421	62,421
	$163,850	$158,636
In March 2014, the Company acquired the rights to own and operate an NBADL team, named the Westchester Knicks, which will begin operations for the 2014-15 season. The purchase was accounted for as the acquisition of an indefinite-lived franchise intangible asset.
During the first quarter of fiscal year 2014, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.
The Company's intangible assets subject to amortization as of June 30, 2014 and 2013 are as follows:

As of June 30, 2014	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(32,001)	$51,043
Season ticket holder relationships	73,124	(48,660)	24,464
Suite holder relationships	15,394	(12,940)	2,454
Other intangibles	4,217	(1,872)	2,345
	$175,779	$(95,473)	$80,306
As of June 30, 2013
Affiliate relationships	$83,044	$(28,540)	$54,504
Season ticket holder relationships	73,124	(43,401)	29,723
Suite holder relationships	15,394	(11,542)	3,852
Other intangibles	4,217	(1,591)	2,626
	$175,779	$(85,074)	$90,705
The estimated useful lives of the Company's intangible assets subject to amortization are as follows:

Estimated Useful Lives
Affiliate relationships	24 years
Season ticket holder relationships	12 to 15 years
Suite holder relationships	11 years
Other intangibles	15 years
Amortization expense for intangible assets amounted to $10,399, $11,109 and $19,980 for the years ended June 30, 2014, 2013 and 2012, respectively. Amortization expense for the year ended June 30, 2012 includes a pre-tax impairment charge of $3,112, which reflects the write-off of the remaining carrying value of certain intangible assets (see Note 5).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2015 through 2019 to be as follows:

Fiscal year ending June 30, 2015	$10,399
Fiscal year ending June 30, 2016	10,051
Fiscal year ending June 30, 2017	8,526
Fiscal year ending June 30, 2018	7,076
Fiscal year ending June 30, 2019	7,076
Note 9. Property and Equipment
As of June 30, 2014 and 2013, property and equipment (including equipment under capital leases) consisted of the following assets:

	June 30,		Estimated
	2014	2013	Useful Lives
Land	$91,678	$92,828
Buildings	1,077,823	781,747	Up to 45 years
Equipment	313,057	310,946	2 to 20 years
Aircraft	43,598	43,388	8 to 15 years
Furniture and fixtures	52,236	36,824	3 to 9 years
Leasehold improvements	151,536	151,224	Shorter of term of lease or life of improvement
Construction in progress	6,115	147,398
	1,736,043	1,564,355
Less accumulated depreciation and amortization	(483,576)	(429,175)
	$1,252,467	$1,135,180
Depreciation and amortization expense on property and equipment (including equipment under capital leases) amounted to $96,551, $78,023 and $67,523 for the years ended June 30, 2014, 2013 and 2012, respectively. During the second quarter of fiscal year 2014, the Company placed into service assets related to the Transformation and the Forum.

For the year ended June 30, 2014, the City of Inglewood provided the Company with an $18,000 loan in connection with the Company’s renovation of the Forum. The loan will be forgiven once certain operating conditions, that the Company expects to satisfy, are met. Property and equipment balances related to the Forum are recorded net of the expected loan forgiveness.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of the change in the carrying amount of the asset retirement obligations during the years ended June 30, 2014 and 2013:

Balance as of June 30, 2012	$12,218
Revisions in estimated liabilities	6,700
Accretion expense	15
Payments	(6,683)
Balance as of June 30, 2013	$12,250
Revisions in estimated liabilities	(5,027)
Accretion expense	15
Payments	(6,947)
Reclassification to Liabilities held for sale	(231)
Balance as of June 30, 2014	$60
As of June 30, 2014, the total asset retirement obligation of $60 was recorded in other accrued liabilities in the accompanying consolidated balance sheet. As of June 30, 2013, $12,034 of the total asset retirement obligations were recorded in other accrued liabilities, with the remaining balance recorded in other liabilities, in the accompanying consolidated balance sheet.
Note 10. Debt
Revolving Credit Facility
On May 6, 2014, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $500,000 with a term of five years (the “Revolving Credit Facility”). Simultaneously with MSG L.P. entering into the Revolving Credit Facility, MSG L.P. terminated its previously existing revolving credit facility with a syndicate of lenders, which facility had been effective since January 28, 2010.
The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00 subject to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Company. As of June 30, 2014, MSG L.P. was in compliance with the financial covenants in the Revolving Credit Facility. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of June 30, 2014, there was $7,460 in letters of credit issued and outstanding under the Revolving Credit Facility with available borrowing capacity of $492,540.
All obligations under the Revolving Credit Facility are guaranteed by MSG L.P.'s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries in accordance with the facility (the “Guarantors”). All obligations under the Credit Agreement, including the guarantees of those obligations, are secured by certain of the assets of MSG L.P. and each Guarantor, (collectively, “Collateral”) including, but not limited to, a pledge of the equity interests held directly or indirectly by MSG L.P. in each Guarantor. The Collateral, however, does not include, among other things, our sports franchises or other assets of any of MSG L.P.'s teams, including of the Knicks and Rangers, or any interests in real property of MSG L.P. or the Guarantors, including the Madison Square Garden Complex, the leasehold interest in Radio City Music Hall and MSG L.P.'s real property interest in other venues.
MSG L.P. is also required to pay a commitment fee of 0.40% in respect of the average daily unused commitments thereunder and pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Revolving Credit Facility.
In connection with the establishment of this Revolving Credit Facility, the Company incurred deferred financing costs of $6,779, which are being amortized to interest expense over the five-year term. In addition, unamortized deferred financing costs of $1,199 related to the terminated credit agreement were aggregated with the deferred financing costs related to the Revolving Credit Facility and are being amortized to interest expense over the same five-year term.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Capital Leases
Capital lease assets for transponder space have been subleased to the Company from a related party. As of June 30, 2014, the Company had $1,967 of related party capital lease obligations which were recorded in liabilities held for sale in the accompanying consolidated balance sheet (see Note 23). As of June 30, 2013, these related party capital lease obligations amounted to $2,224 and were recorded in other accrued liabilities and other liabilities in the accompanying consolidated balance sheet.
Note 11. Operating Leases
The Company has various long-term noncancelable operating lease agreements, primarily for entertainment venues and office and storage space expiring at various dates through 2026. Certain leases include renewal provisions at the Company's option and provide for additional rent based on sales. The rent expense associated with such operating leases is recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense under these lease agreements totaled $41,902, $42,135 and $39,386 for the years ended June 30, 2014, 2013 and 2012, respectively.
As of June 30, 2014, future minimum rental payments under leases having noncancelable initial lease terms in excess of one year were as follows:

Fiscal year ending June 30, 2015	$41,005
Fiscal year ending June 30, 2016	41,793
Fiscal year ending June 30, 2017	40,848
Fiscal year ending June 30, 2018	37,271
Fiscal year ending June 30, 2019	37,359
Thereafter	191,005
$389,281
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
Note 12. Contractual Obligations and Off Balance Sheet Arrangements
Future cash payments required under contracts entered into by the Company in the normal course of business and outstanding letters of credit as of June 30, 2014 are summarized in the following table:

	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements:
Contractual obligations (a)	$1,236,772	$199,823	$273,754	$208,111	$555,084
Letters of credit (b)	7,460	7,460	—	—	—
	1,244,232	207,283	273,754	208,111	555,084
Contractual obligations reflected on the balance sheet (c)	91,293	41,220	18,736	10,933	20,404
Total	$1,335,525	$248,503	$292,490	$219,044	$575,488
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(c)	Consists principally of amounts earned under employment agreements that the Company has with certain of its professional sports teams' personnel in the MSG Sports segment.

The future cash payments reflected above include amounts related to Fuse (see Note 23).
The future cash payments reflected above do not include the impact of potential insurance recoveries or amounts which may be due for NBA luxury tax payments or NBA or NHL revenue sharing.
Additionally, in September 2013, in connection with the Company's acquisition of a 50% interest in Azoff-MSG, the Company agreed to provide up to $50,000 of revolving credit loans to Azoff-MSG (see Note 7), which amount was fully borrowed as of June 30, 2014.
Note 13. Legal Matters
In March 2012, the Company was named as a defendant in two purported class action antitrust lawsuits brought in the United States District Court for the Southern District of New York against the NHL and certain NHL member clubs, regional sports networks and cable and satellite distributors. The complaints, which are substantially identical, primarily assert that certain of the NHL's current rules and agreements entered into by defendants, which are alleged by the plaintiffs to provide certain territorial and other exclusivities with respect to the television and online distribution of live hockey games, violate Sections 1 and 2 of the Sherman Antitrust Act. The complaints seek injunctive relief against the defendants' continued violation of the antitrust laws, treble damages, attorneys' fees and pre- and post-judgment interest. On July 27, 2012, the Company and the other defendants filed a motion to dismiss the complaints (which have been consolidated for procedural purposes). On December 5, 2012, the Court issued an Opinion and Order largely denying the motion to dismiss. On April 8, 2014, following the conclusion of fact discovery, all defendants filed motions for summary judgment seeking dismissal of the complaints in their entirety. On August 8, 2014, the Court denied the motions for summary judgment. The Company intends to vigorously defend the claims against the Company.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty, management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.

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

Level III - Instruments whose significant value drivers are unobservable.

The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
June 30, 2014
Assets:
Money market accounts	$61,941	$—	$—	$61,941
Time deposits	24,120	—	—	24,120
Total assets measured at fair value	$86,061	$—	$—	$86,061
June 30, 2013
Assets:
Money market accounts	$231,788	$—	$—	$231,788
Time deposits	40,281	—	—	40,281
Total assets measured at fair value	$272,069	$—	$—	$272,069
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 15. Accumulated Other Comprehensive Income (Loss)
The following table details the changes in each component of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan (a)	Available-for-sale Securities (b)	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2011	$(17,441)	$2,208	$(15,233)
Other comprehensive loss before reclassifications, before income taxes	(8,441)	(8,961)	(17,402)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	1,871	—	1,871
Income tax benefit	2,795	3,807	6,602
Other comprehensive loss	(3,775)	(5,154)	(8,929)
Balance as of June 30, 2012	(21,216)	(2,946)	(24,162)
Other comprehensive income before reclassifications, before income taxes	6,744	9,587	16,331
Amounts reclassified from accumulated other comprehensive loss, before income taxes	1,961	(4,500)	(2,539)
Income tax expense	(3,708)	(2,141)	(5,849)
Other comprehensive income	4,997	2,946	7,943
Balance as of June 30, 2013	(16,219)	—	(16,219)
Other comprehensive loss before reclassifications, before income taxes	(12,574)	—	(12,574)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	1,300	—	1,300
Income tax benefit	4,782	—	4,782
Other comprehensive loss	(6,492)	—	(6,492)
Balance as of June 30, 2014	$(22,711)	$—	$(22,711)
_____________________

(a)
Amounts reclassified from accumulated other comprehensive income, before income taxes, represents amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations (see Note 16).

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

Note 16. Pension Plans and Other Postretirement Benefit Plan
Company Sponsored Plans
The Company sponsors a non-contributory qualified cash balance retirement plan covering its non-union employees (the “MSG Cash Balance Pension Plan”) and an unfunded non-contributory non-qualified excess cash balance plan covering certain employees who participate in the underlying qualified plan (collectively, the “MSG Cash Balance Plans”).
In addition, the Company sponsors two non-contributory qualified defined benefit pension plans covering certain of its union employees (“Union Plans”). Benefits payable to retirees under the Union Plans are based upon years of service and, for one plan, participants' compensation.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company sponsored a non-contributory qualified defined benefit pension plan covering its non-union employees hired prior to January 1, 2001 (the “Retirement Plan”) and sponsors an unfunded non-contributory non-qualified defined benefit pension plan for the benefit of certain employees who participate in the underlying qualified plan (the “Excess Plan”). As of December 31, 2007, both the Retirement Plan and Excess Plan were amended to freeze all benefits earned through December 31, 2007 and to eliminate the ability of participants to earn benefits for future service under these plans. On March 1, 2011, the Company merged the Retirement Plan into the MSG Cash Balance Pension Plan, effectively combining the assets and liabilities of the respective plans. In connection with this merger, the respective benefit formulas of the plans were not amended. Effective March 1, 2011, the Retirement Plan no longer exists as a stand-alone plan and is part of the MSG Cash Balance Pension Plan.
The MSG Cash Balance Plans (which now include the Retirement Plan), Union Plans, and Excess Plan are collectively referred to as the “Pension Plans.”
The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 who are eligible to commence receipt of early or normal Retirement Plan benefits under the MSG Cash Balance Pension Plan and their dependents, as well as certain union employees (“Postretirement Plan”).
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company's consolidated balance sheets associated with the Pension Plans and Postretirement Plan as of June 30, 2014 and 2013 based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of period	$153,470	$159,763	$7,749	$8,436
Service cost	6,333	6,737	227	239
Interest cost	7,509	6,866	383	305
Actuarial loss (gain)	18,036	(14,801)	996	(955)
Benefits paid	(4,972)	(5,095)	(141)	(276)
Benefit obligation at end of period	180,376	153,470	9,214	7,749
Change in plan assets:
Fair value of plan assets at beginning of period	99,661	108,017	—	—
Actual return on plan assets	10,296	(5,260)	—	—
Employer contributions	6,826	1,999	—	—
Benefits paid	(4,972)	(5,095)	—	—
Fair value of plan assets at end of period	111,811	99,661	—	—
Funded status at end of period	$(68,565)	$(53,809)	$(9,214)	$(7,749)
Amounts recognized in the consolidated balance sheets as of June 30, 2014 and 2013 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2014	2013	2014	2013
Current liabilities (included in accrued employee related costs)	$(1,756)	$(1,624)	$(295)	$(208)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(66,809)	(52,185)	(8,919)	(7,541)
	$(68,565)	$(53,809)	$(9,214)	$(7,749)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accumulated other comprehensive income (loss), before tax, as of June 30, 2014 and 2013 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2014	2013	2014	2013
Actuarial gain (loss)	$(38,978)	$(28,847)	$(805)	$224
Prior service credit (cost)	(40)	(66)	426	578
	$(39,018)	$(28,913)	$(379)	$802
Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan for the years ended June 30, 2014, 2013 and 2012 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2014	2013	2012	2014	2013	2012
Service cost	$6,333	$6,737	$6,558	$227	$239	$214
Interest cost	7,509	6,866	6,895	383	305	359
Expected return on plan assets	(3,836)	(3,752)	(2,606)	—	—	—
Recognized actuarial loss (gain)	1,446	2,104	2,042	(20)	(4)	(21)
Amortization of unrecognized prior service cost (credit)	26	26	26	(152)	(165)	(176)
Net periodic benefit cost	$11,478	$11,981	$12,915	$438	$375	$376
Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended June 30, 2014, 2013 and 2012 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2014	2013	2012	2014	2013	2012
Actuarial gain (loss)	$(11,578)	$5,789	$(8,216)	$(996)	$955	$(556)
Recognized actuarial (gain) loss	1,446	2,104	2,042	(20)	(4)	(21)
Recognized prior service (credit) cost	26	26	26	(152)	(165)	(176)
Prior service credit due to plan amendment	—	—	—	—	—	331
Total recognized in other comprehensive income (loss)	$(10,106)	$7,919	$(6,148)	$(1,168)	$786	$(422)
The estimated net loss and prior service cost for the Pension Plans expected to be amortized from accumulated other comprehensive income (loss) and recognized as components of net periodic benefit cost over the next fiscal year are $2,258 and $26, respectively. The estimated net loss and prior service credit for the Postretirement Plan expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit credit over the next fiscal year are $23 and $138, respectively.
Funded Status
The accumulated benefit obligation for the Pension Plans aggregated to $179,505 and $152,719 at June 30, 2014 and 2013, respectively. As of June 30, 2014 and 2013 each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2014 and 2013 are as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2014	2013	2014	2013
Discount rate	4.32%	4.80%	4.00%	4.50%
Rate of compensation increase	2.98%	2.98%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	7.25%	7.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2020	2020
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2014, 2013 and 2012 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2014	2013	2012	2014	2013	2012
Discount rate	4.80%	4.21%	5.68%	4.50%	3.90%	5.35%
Expected long-term return on plan assets	4.57%	4.00%	4.00%	n/a	n/a	n/a
Rate of compensation increase	2.98%	2.96%	2.97%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	7.75%	8.25%	8.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2020	2020	2020
The discount rate was determined (based on the expected duration of the benefit payments for the plans) from the Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2014 and 2013 to select a rate at which the Company believed the plans' benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The Company's expected long-term return on plan assets is based on a periodic review and modeling of the plans' asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
Assumed healthcare cost trend rates are a key assumption used for the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) on Total of Service and Interest Cost Components for the			Increase (Decrease) on Benefit Obligation at
	Years Ended June 30,			June 30,
	2014	2013	2012	2014	2013
One percentage point increase	$76	$75	$76	$1,031	$898
One percentage point decrease	(66)	(60)	(64)	(906)	(807)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Plan Assets and Investment Policy
The weighted-average asset allocation of the pension plan assets at June 30, 2014 and 2013 was as follows:

	June 30,
Asset Classes (a):	2014	2013
Fixed income securities	76%	75%
Cash equivalents	24%	25%
	100%	100%
_____________________

(a)	The Company's target allocation for pension plan assets is 80% fixed income securities and 20% cash equivalents as of June 30, 2014.
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
Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2014 and 2013 by asset class are as follows:

Fair Value of Investments at June 30, 2014	Level I	Level II	Level III	Total
Fixed income securities:
U.S. Treasury Securities	$17,050	$—	$—	$17,050
U.S. corporate bonds	—	52,297	—	52,297
Foreign issued corporate bonds	—	15,591	—	15,591
Municipal bonds	—	236	—	236
Money market accounts	26,637	—	—	26,637
Total investments measured at fair value	$43,687	$68,124	$—	$111,811
Fair Value of Investments at June 30, 2013
Fixed income securities:
U.S. Treasury Securities	$24,410	$—	$—	$24,410
U.S. corporate bonds	—	39,471	—	39,471
Foreign issued corporate bonds	—	10,406	—	10,406
Municipal bonds	—	202	—	202
Money market accounts	25,173	—	—	25,173
Total investments measured at fair value	$49,583	$50,079	$—	$99,662

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Contributions for Qualified Defined Benefit Pension Plans
The Company contributed $4,400 and $1,400 to the MSG Cash Balance Pension Plan and Union Plans, respectively, during the year ended June 30, 2014. The Company expects to contribute $6,300 and $1,200 to the MSG Cash Balance Pension Plan and Union Plans, respectively, in fiscal year 2015.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments, as well as the expected Medicare Prescription Drug Subsidy, for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan	Subsidy
Fiscal year ending June 30, 2015	$7,920	$300	$—
Fiscal year ending June 30, 2016	7,990	375	—
Fiscal year ending June 30, 2017	8,500	430	—
Fiscal year ending June 30, 2018	9,110	496	—
Fiscal year ending June 30, 2019	9,980	574	—
Fiscal years ending June 30, 2020 – 2024	66,080	3,632	—
Savings Plans
The Company sponsors the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (the “MSG Savings Plans”). Expenses related to the MSG Savings Plans included in the accompanying consolidated statements of operations were $3,685, $3,529, $3,112 for the years ended June 30, 2014, 2013 and 2012, respectively.
Multiemployer Plans
The Company contributes to a number of multiemployer defined benefit pension plans, multiemployer defined contribution pension plans, and multiemployer health and welfare plans that provide benefits to retired union-represented employees under the terms of collective bargaining agreements.
Multiemployer Defined Benefit Pension Plans
The multiemployer defined benefit pension plans to which the Company contributes generally provide for retirement and death benefits for eligible union-represented employees based on specific eligibility/participant requirements, vesting periods and benefit formulas. The risks to the Company of participating in these multiemployer defined benefit pension plans are different from single-employer defined benefit pension plans in the following aspects:

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

The following table outlines the Company's participation in multiemployer defined benefit pension plans for the years ended June 30, 2014, 2013 and 2012, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2014 and 2013 relates to the plan's two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan's actuary. The last column lists the expiration date(s) or a range of expiration dates of the collective bargaining agreement(s) to which the plans are subject. There are no other significant changes that affect such comparability.

			PPA Zone Status		FIP/RP Status Pending / Implemented	MSG Contributions
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2014	2013		2014	2013	2012	Surcharge Imposed	Expiration Date of CBA
National Basketball Association Players' Pension Plan	13-5582586	003	Yellow as of 2/1/2013	Yellow as of 2/1/2012	Implemented	$1,687	$1,609	$1,514	No	6/2021 (with certain termination rights becoming effective 6/2017)
Pension Fund of Local No. 1 of I.A.T.S.E.	13-6414973	001	Green as of 12/31/2012	Green as of 12/31/2011	No	2,120	1,789	2,120	No	5/1/2015 - 2/28/2018
The Pension, Hospitalization and Benefit Plan of the Electrical Industry – Pension Trust Fund	13-6123601	001	Green as of 9/30/2013	Green as of 9/30/2012	No	2,051	1,750	1,889	No	6/30/2015
NBA Pension Plan for Coaches, Assistant Coaches and Trainers	13-5582586	004	Yellow as of 5/31/13	Yellow as of 5/31/12	Implemented	397	350	788	No	n/a
All Other Multiemployer Defined Benefit Pension Plans						3,148	2,686	2,821
						$9,403	$8,184	$9,132
The Company was listed in the following plans' Form 5500's as providing more than 5 percent of the total contributions for the following plans and plan years:

Fund Name	Year Contributions to Plan Exceeded 5 Percent of Total Contributions (As of Plan's Year-End)
Pension Fund of Local No. 1 of I.A.T.S.E	December 31, 2012, 2011 and 2010
Pension Fund of Wardrobe Attendants Union Local 764	December 31, 2012, 2011 and 2010
32BJ/Broadway League Pension Fund	December 31, 2012, 2011 and 2010
NBA Pension Plan for Coaches, Assistant Coaches and Trainers	May 31, 2012, 2011 and 2010
Pension Fund of Moving Picture Machine Operators Union of Greater New York, Local 306	December 31, 2011
Multiemployer Defined Contribution Pension Plans and Multiemployer Plans That Provide Health and Welfare Benefits
The Company contributed $5,138, $4,895 and $5,788 for the years ended June 30, 2014, 2013 and 2012, respectively, to multiemployer defined contribution pension plans. In addition, the Company contributed $10,670, $9,464 and $9,973 for the years ended June 30, 2014, 2013 and 2012, respectively, to multiemployer plans that provide health and welfare benefits to retired employees.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 17. Share-based Compensation
In connection with the Distribution, the Company adopted The Madison Square Garden Company 2010 Employee Stock Plan (the “Employee Stock Plan”) and The Madison Square Garden Company 2010 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).
Under the Employee Stock Plan, the Company is authorized to grant incentive stock options and non-qualified stock options (“options” or "stock options”), restricted shares, RSUs, stock appreciation rights (“rights” or “SARs”) and other equity-based awards. The Company may grant awards for up to 7,000 shares of the Company's Class A Common Stock (subject to certain adjustments). Options and rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of the Company's Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include performance targets. RSUs that were awarded under the Employee Stock Plan are generally subject to three-year cliff vesting, and certain RSUs are also subject to certain performance conditions. RSUs that were awarded by the Company to its employees will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
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
Treatment After the Distribution of Share-based Payment Awards Initially Granted Under Cablevision Equity Award Programs
Prior to the Distribution certain Company employees and employees and non-employee directors of Cablevision (some of whom are employees or directors of the Company) participated in Cablevision's equity award programs (“Cablevision Stock Plans”).
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
Further, in connection with the Distribution, one share of the Company's Class A Common Stock was issued in respect of every four shares of Cablevision restricted stock, and such shares were restricted on the same basis as the underlying Cablevision restricted shares. These shares were not issued under any of the Company's equity plans as they were issued as a dividend in respect of Cablevision NY Group Class A Common Stock in connection with the Distribution. As a result of the Distribution, the Company issued to holders of Cablevision equity awards (including its employees and Cablevision employees and/or non-

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

employee directors) 2,238 shares of the Company's Class A Common Stock (restricted on the same basis as the underlying Cablevision shares) and 45 unrestricted shares of the Company's Class A Common Stock. As of June 30, 2013 all shares of the Company's Class A Common Stock (restricted on the same basis as the underlying Cablevision shares) were either vested or forfeited.
In addition, in connection with the Distribution, non-employee directors of Cablevision (some of whom are directors of the Company) received one share of the Company's Class A Common Stock under the Non-Employee Director Plan for every four RSUs held under the applicable Cablevision equity plan. Such shares were not subject to any restrictions.
On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc. (the “AMC Networks Distribution”). As a result, certain Company employees and directors who continued to hold Cablevision equity awards at the time of the AMC Networks Distribution received options, rights and/or restricted shares of AMC Networks Inc. (“AMC Networks”).
Share-based Compensation Expense
Share-based compensation expense was recognized in the consolidated statements of operations as part of selling, general and administrative expenses. The following table presents the share-based compensation expense reduced for estimated forfeitures recorded during the years ended June 30, 2014, 2013 and 2012.

	Years Ended June 30,
	2014	2013	2012
Company restricted stock units	$21,750	$14,661	$14,487
Company stock appreciation rights	—	16	28
Company restricted shares	—	635	1,395
Cablevision stock appreciation rights	—	16	(242)
Cablevision restricted shares	—	—	1,791
AMC Networks stock appreciation rights	—	12	103
AMC Networks restricted shares	—	—	643
Total share-based compensation	$21,750	$15,340	$18,205
As of June 30, 2014, there was $14,437 of unrecognized compensation cost related to unvested RSUs held by Company employees. The cost is expected to be recognized over a weighted-average period of 1.6 years for unvested RSUs. There were no costs related to share-based compensation that were capitalized. Tax benefits realized from tax deductions associated with share-based compensation expense for the years ended June 30, 2014, 2013 and 2012 totaled $11,033, $14,971 and $11,256, respectively.
Stock Options Award Activity
The following table summarizes activity relating to holders (including Company, Cablevision and AMC Networks employees and directors) of the Company's stock options for the year ended June 30, 2014:

	Number of		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Non-Performance Vesting Options	Performance Vesting Options (a)
Balance as of June 30, 2013	332	35	$12.63	2.70	$17,117
Exercised (b)	(154)	(15)	$13.67
Balance as of June 30, 2014	178	20	$11.74	1.40	$10,025
Exercisable as of June 30, 2014	178	20	$11.74	1.40	$10,025
_____________________

(a)	The Cablevision performance objective with respect to these awards has been achieved.

(b)
Stock options exercised include 111 Company stock options that were exercised pursuant to a cashless exercise, of which approximately 70 Company stock options were surrendered to the Company in order to meet tax withholding requirements

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

and for the exercise price of the stock options. The Company remitted to Cablevision $2,401, which represents the aggregate value on the exercise date of the stock options that were surrendered to the Company to meet tax withholding requirements. This amount is reflected as a financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2014 and has been classified as additional paid-in capital.
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock for all options outstanding (and all exercisable) which were all in-the-money at June 30, 2014 and 2013, as applicable. For the years ended June 30, 2014, 2013 and 2012, the aggregate intrinsic value of the Company's stock options exercised was $7,055, $39,730 and $7,196, respectively, determined as of the date of option exercise.
Restricted Shares Award Activity
There were no restricted shares outstanding as of June 30, 2014 and 2013 and 119 restricted shares outstanding as of June 30, 2012 relating to the Company's Class A Common Stock issued under the Employee Stock Plan.
During the year ended June 30, 2013, 119 restricted shares of the Company's Class A Common Stock issued under the Employee Stock Plan vested. During the year ended June 30, 2012, 1,067 shares of the Company's Class A Common Stock restricted on the same basis as the underlying Cablevision restricted shares vested. The fair value of the shares vested during the years ended June 30, 2013 and 2012 was $6,826 and $34,668, respectively. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 363 of the shares that vested during the year ended June 30, 2012, with an aggregate value of $11,768, were surrendered to the Company and reflected as financing activity within the consolidated statement of cash flows. These acquired shares have been classified as treasury stock.
Restricted Share Units Award Activity
The following table summarizes activity relating to the Company's RSUs for the year ended June 30, 2014:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Non-Performance Vesting RSUs	Performance Vesting RSUs
Unvested award balance as of June 30, 2013	953	493	$29.97
Granted	242	152	$56.64
Vested	(275)	(169)	$28.93
Forfeited	(144)	—	$35.21
Unvested award balance as of June 30, 2014	776	476	$38.10
The fair value of RSUs that vested during the year ended June 30, 2014 was $25,556. Upon vesting, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company's treasury shares. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 173 of these RSUs, with an aggregate value of $9,965 were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2014.
The fair value of RSUs that vested during the years ended June 30, 2013 and 2012, was $35,913 and $1,772, respectively. The weighted-average fair value per share at date of grant of RSUs granted during the years ended June 30, 2013 and 2012 was $42.21 and $24.12, respectively.
Note 18. Related Party Transactions
As of June 30, 2014, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 1.8% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 69% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan family are also the controlling stockholders of both Cablevision and AMC Networks.

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
The following table summarizes the composition and amounts of related party transactions that are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the years ended June 30, 2014, 2013 and 2012:

	Years Ended June 30,
	2014	2013	2012
Revenues	$183,527	$169,706	$169,532
Operating expenses:
Origination, master control and post production services	$(9,070)	$(9,201)	$(9,819)
Advertising expense	(13,283)	(11,677)	(7,452)
Corporate general and administrative	(2,823)	(2,122)	(2,989)
Telephone and other fiber optic transmission services	(2,201)	(1,743)	(1,650)
Other expenses	(2,027)	(1,827)	(2,205)
Revenues
Revenues from related parties primarily consist of revenues recognized from the distribution of programming services to subsidiaries of Cablevision and include sponsorship revenue as well as advertising and promotional benefits received by the Company which is recognized as the benefits are realized.
Origination, Master Control and Post Production Services
AMC Networks provides certain origination, master control and post production services to the Company.
Advertising Expenses
The Company incurs advertising expenses for services rendered by its related parties, primarily Cablevision, most of which are related to the utilization of advertising and promotional benefits by the Company, with an equal amount being recognized as revenue when the benefits are realized.
Corporate General and Administrative
Amounts are charged to the Company for corporate general and administrative expenses pursuant to administrative and other service agreements with Cablevision.
Telephone and other fiber optic transmission services
Amounts are charged to the Company by Cablevision for telephone and other fiber optic transmission services.
Other Expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman and a director of the Company, for office space equal to the allocated cost of such space.
Other
See Note 7 for information on the revolving credit loans that the Company provides to Azoff-MSG.
See Note 10 for information on the Company's capital lease obligations due to a related party.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

See Note 17 for information on share-based payment awards initially granted under Cablevision equity award programs.
Note 19. Income Taxes
Income tax expense is comprised of the following components:

	Years Ended June 30,
	2014	2013	2012
Current expense:
Federal	$48,269	$71,969	$22,930
State and other	28,680	28,498	28,386
	76,949	100,467	51,316
Deferred expense (benefit):
Federal	(7,129)	531	36,977
State and other	(8,439)	4,992	(15,183)
	(15,568)	5,523	21,794
Tax expense relating to uncertain tax positions	97	492	192
Income tax expense	$61,478	$106,482	$73,302
The income tax expense differs from the amount derived by applying the statutory federal rate to pre-tax income principally due to the effect of the following items:

	Years Ended June 30,
	2014	2013	2012
Federal tax expense at statutory federal rate	$61,791	$87,102	$62,945
State income taxes, net of federal benefit	16,240	20,394	15,876
Change in the estimated applicable corporate tax rate used to determine deferred taxes	(2,225)	1,304	(6,073)
Nondeductible disability insurance premiums expense and (nontaxable) disability insurance recoveries, net	2,201	1,165	2,173
Domestic production activities tax deduction	(7,016)	(6,773)	(1,695)
Tax expense relating to uncertain tax positions	97	492	192
Federal tax credit related to the Forum	(8,498)	—	—
Nondeductible expenses and other	(1,112)	2,798	(116)
Income tax expense	$61,478	$106,482	$73,302
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2014 and 2013 are as follows:

	June 30,
	2014	2013
Deferred tax asset (liability)
Investment in MSG L.P.	$(533,262)	$(552,873)
Compensation and benefit plans	12,928	9,120
Net noncurrent deferred tax liability	$(520,334)	$(543,753)
The current federal tax liability of $12,482 and $32,944 as of June 30, 2014 and 2013, respectively, is reflected in other accrued liabilities in the accompanying consolidated balance sheets.
Deferred tax assets as of June 30, 2014 have resulted from the Company's future deductible temporary differences. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize the benefit for its gross deferred tax assets.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits associated with the Company's uncertain tax positions:

Balance as of June 30, 2013	$706
Additions for tax positions related to prior years	165
Decreases for tax positions related to prior years	(21)
Decreases due to examination settlement	(47)
Balance as of June 30, 2014	$803
During the year ended June 30, 2014, the Company recorded $97 in tax expense on uncertain tax positions including interest and penalties. The expense related to uncertain tax positions taken in prior years and was primarily comprised of state taxes associated with a filing position that is currently being challenged by the taxing authority on appeal. The Company recognizes accrued interest and penalties on unrecognized tax benefits as a component of income tax expense. If favorably realized, the unrecognized tax benefits at June 30, 2014 would decrease the Company's effective tax rate from 34.8% to 34.2%.
During the fourth quarter of fiscal year 2012, the Internal Revenue Service commenced an examination of the Company's federal income tax return as filed for the period from February 10, 2010 through December 31, 2010. The final agent report was accepted in September 2013 and the examination is now closed. The examination concluded without material changes to the tax return as filed.
During the fourth quarter of fiscal year 2014, the State of New York commenced an examination of the Company's State of New York income tax returns as filed for the tax years ended December 31, 2010, 2011, and 2012. The examination is currently in the early stages of fieldwork. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
The federal and state statute of limitations are currently open on the Company's 2010, 2011, 2012 and 2013 tax returns.
Note 20. Segment Information
The Company classifies its business interests into three reportable segments which are MSG Media, MSG Entertainment and MSG Sports. The Company allocates certain corporate costs to all of its reportable segments. In addition, the Company allocates its venue operating expenses to its MSG Entertainment and MSG Sports segments. Allocated venue operating expenses include the non-event related costs of operating the Company's venues, and include such costs as rent, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense related to The Garden, The Theater at Madison Square Garden, and the Forum is not allocated to the reportable segments and is reported in “All other.”
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Years Ended June 30,
	2014	2013	2012
Revenues
MSG Media	$714,514	$677,733	$614,168
MSG Entertainment	300,998	252,195	263,976
MSG Sports	612,071	470,290	464,726
All other	546	458	165
Inter-segment eliminations (a)	(72,535)	(59,858)	(59,019)
	$1,555,594	$1,340,818	$1,284,016
The Company's inter-segment revenue eliminations by reportable segment are as follows:

	Years Ended June 30,
	2014	2013	2012
MSG Entertainment	$—	$(81)	$(93)
MSG Sports	(72,535)	(59,777)	(58,926)
	$(72,535)	$(59,858)	$(59,019)
Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Years Ended June 30,
	2014	2013	2012
AOCF
MSG Media	$343,497	$349,506	$258,599
MSG Entertainment	(4,284)	(10,205)	5,295
MSG Sports	3,575	27,014	28,717
All other (b)(c)	(29,975)	(10,754)	(9,376)
	$312,813	$355,561	$283,235

	Years Ended June 30,
	2014	2013	2012
Depreciation and amortization (including impairments)
MSG Media	$15,559	$16,358	$24,616
MSG Entertainment	9,900	9,522	9,653
MSG Sports	12,225	10,451	11,003
All other (d)	69,266	52,801	42,231
	$106,950	$89,132	$87,503

	Years Ended June 30,
	2014	2013	2012
Share-based compensation expense
MSG Media	$4,770	$4,579	$5,637
MSG Entertainment	5,566	5,005	4,944
MSG Sports	4,813	3,089	4,645
All other (c)	6,601	2,667	2,979
	$21,750	$15,340	$18,205

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Years Ended June 30,
	2014	2013	2012
Operating income (loss)
MSG Media	$323,168	$328,569	$228,346
MSG Entertainment	(19,750)	(24,732)	(9,302)
MSG Sports	(13,463)	13,474	13,069
All other	(105,842)	(66,222)	(54,586)
	$184,113	$251,089	$177,527
A reconciliation of reportable segment operating income to the Company's consolidated income from operations before income taxes is as follows:

	Years Ended June 30,
	2014	2013	2012
Total operating income for reportable segments	$289,955	$317,311	$232,113
Other operating loss	(105,842)	(66,222)	(54,586)
Operating income	184,113	251,089	177,527
Items excluded from operating income:
Equity in loss of nonconsolidated affiliates	(1,323)	—	—
Interest income	2,508	2,195	2,318
Interest expense	(7,406)	(7,917)	(7,070)
Miscellaneous income (expense) (e)	(1,346)	3,497	7,072
Income from operations before income taxes	$176,546	$248,864	$179,847

	Years Ended June 30,
	2014	2013	2012
Capital expenditures
MSG Media	$2,062	$11,664	$9,385
MSG Entertainment	6,130	3,191	3,821
MSG Sports	4,674	3,242	1,872
All other (f)	293,523	211,400	386,346
	$306,389	$229,497	$401,424
_________________

(a)
Primarily represents local media rights recognized by the Company's MSG Sports segment from the licensing of team-related programming to the Company's MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.

(b)	Consists of unallocated corporate general and administrative costs.

(c)	The amount for the year ended June 30, 2014 includes executive management transition costs.

(d)
Principally includes depreciation and amortization expense on The Garden, The Theater at Madison Square Garden and the Forum and certain corporate property, equipment and leasehold improvement assets not allocated to the Company's reportable segments.

(e)
Miscellaneous expense for the year ended June 30, 2014 primarily includes transaction costs related to the sale of Fuse, which was completed on July 1, 2014 (see Note 23). Miscellaneous income for the year ended June 30, 2013 consists principally of a gain from the sale of all of the Company's holdings of Live Nation common stock (see Note 15). Miscellaneous income for the year ended June 30, 2012 consists principally of the recovery of certain claims in connection with a third party bankruptcy proceeding.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(f)
Consists principally of capital expenditures associated with the Transformation. In addition, amounts for the years ended June 30, 2014 and 2013 include Forum related capital expenditures. Forum related capital expenditures were previously reported in the MSG Entertainment segment; however prior year amounts were reclassified to conform to the current year presentation.

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
The following individual non-affiliated customers accounted for the following percentages of the Company's consolidated accounts receivable balances:

	June 30,
	2014	2013
Customer A	17%	15%
Customer B	16%	14%
Customer C	10%	12%
The Company did not have a single non-affiliated customer that represented 10% or more of its consolidated revenues for years ended June 30, 2014, 2013 and 2012. Revenues from Cablevision amounted to $182,908, $169,354 and $169,481 for the years ended June 30, 2014, 2013 and 2012, which represent 12%, 13% and 13%, respectively, of the Company's consolidated revenues (see Note 18).
The accompanying consolidated balance sheets as of June 30, 2014 and 2013 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

	June 30,
	2014	2013
Reported in
Prepaid expenses	$1,000	$4,000
Other current assets	2,000	2,000
Other assets	42,000	42,000
	$45,000	$48,000
As of June 30, 2014, approximately 5,900 employees, which represents a substantial portion of the Company's workforce, are subject to collective bargaining agreements. Approximately 15% are subject to collective bargaining agreements that expired as of June 30, 2014 and approximately 17% are subject to collective bargaining agreements that will expire as of June 30, 2015 if they are not extended prior thereto.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 22. Interim Financial Information (Unaudited)
The following is a summary of the Company's selected quarterly financial data for the years ended June 30, 2014 and 2013:

	Three Months Ended				Year Ended June 30, 2014
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Revenues	$215,585	$509,379	$458,956	$371,674	$1,555,594
Operating expenses	175,722	412,832	431,507	351,420	1,371,481
Operating income	$39,863	$96,547	$27,449	$20,254	$184,113
Net income	$23,868	$60,509	$19,054	$11,637	$115,068
Basic earnings per common share	$0.31	$0.79	$0.25	$0.15	$1.49
Diluted earnings per common share	$0.31	$0.77	$0.24	$0.15	$1.47

	Three Months Ended				Year Ended June 30, 2013
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Revenues	$204,166	$387,886	$412,406	$336,360	$1,340,818
Operating expenses	163,976	306,863	348,620	270,270	1,089,729
Operating income	$40,190	$81,023	$63,786	$66,090	$251,089
Net income	$20,605	$46,911	$38,449	$36,417	$142,382
Basic earnings per common share	$0.27	$0.62	$0.50	$0.47	$1.87
Diluted earnings per common share	$0.26	$0.60	$0.49	$0.47	$1.83
Note 23. Subsequent Event

On July 1, 2014, the Company completed the previously announced sale of Fuse to SiTV Media, Inc., the parent company of NUVOtv, for a cash purchase price of $226,000, subject to a working capital adjustment. The Company also received a 15% equity interest in SiTV Media, Inc., which interest is subject to potential reduction based on certain performance goals. The assets and liabilities of Fuse have been segregated and reported as held for sale as of June 30, 2014. The components of Assets held for sale and Liabilities held for sale were as follows:

June 30, 2014
Assets held for sale:
Accounts receivable, net	$22,425
Property and equipment, net	8,903
Goodwill	40,818
Other assets	4,910
Assets held for sale	$77,056
Liabilities held for sale:
Net related party payables	$184
Other accrued expenses	6,836
Deferred revenue	692
Other liabilities	3,459
Liabilities held for sale	$11,171