Form 10-Q
period 2014-09-30
Madison Square Garden Co
filed 2014-10-31
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 15, 2014:

Class A Common Stock par value $0.01 per share	—	63,955,661
Class B Common Stock par value $0.01 per share	—	13,588,555

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$320,763	$92,251
Restricted cash	9,824	9,823
Accounts receivable, net	116,769	135,369
Net related party receivables	25,411	25,156
Prepaid expenses	51,680	37,108
Other current assets	27,611	23,216
Assets held for sale	—	77,056
Total current assets	552,058	399,979
Investments in and loans to nonconsolidated affiliates	224,725	225,632
Property and equipment, net	1,237,584	1,252,467
Amortizable intangible assets, net	77,706	80,306
Indefinite-lived intangible assets	163,850	163,850
Goodwill	701,674	701,674
Other assets	111,668	102,053
Total assets	$3,069,265	$2,925,961
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,245	$16,710
Net related party payables	740	283
Income taxes payable	56,940	13,418
Accrued liabilities:
Employee related costs	63,351	102,097
Other accrued liabilities	107,986	159,585
Deferred revenue	413,300	300,937
Liabilities held for sale	—	11,171
Total current liabilities	655,562	604,201
Defined benefit and other postretirement obligations	71,209	75,728
Other employee related costs	52,809	61,284
Other liabilities	60,896	59,970
Deferred tax liability	518,331	520,334
Total liabilities	1,358,807	1,321,517
Commitments and contingencies (see Note 10)
Stockholders' Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 63,956 and 63,606 shares outstanding as of September 30, 2014 and June 30, 2014, respectively	642	639
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of September 30, 2014 and June 30, 2014	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,078,279	1,081,055
Treasury stock, at cost, 300 and 317 shares as of September 30, 2014 and June 30, 2014, respectively	(7,134)	(7,537)
Retained earnings	660,935	552,862
Accumulated other comprehensive loss	(22,400)	(22,711)
Total stockholders' equity	1,710,458	1,604,444
Total liabilities and stockholders' equity	$3,069,265	$2,925,961
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2014	2013
Revenues (including related party revenues of $41,168 and $45,838, respectively)	$241,740	$215,585

Direct operating expenses (including related party expenses of $2,015 and $2,810, respectively)	93,903	80,084
Selling, general and administrative expenses (including related party expenses of $2,426 and $3,428, respectively)	75,300	72,831
Depreciation and amortization	37,601	22,807
Gain on sale of Fuse (see Note 4)	(162,414)	—
Operating income	197,350	39,863
Other income (expense):
Equity in loss of nonconsolidated affiliates	(2,604)	—
Interest income (including interest income from nonconsolidated affiliates of $449 for the three months ended September 30, 2014)	935	505
Interest expense	(1,662)	(1,793)
Miscellaneous income (including related party income of $634 for the three months ended September 30, 2014)	714	6
	(2,617)	(1,282)
Income from operations before income taxes	194,733	38,581
Income tax expense	(86,660)	(14,713)
Net income	$108,073	$23,868
Basic earnings per common share	$1.39	$0.31
Diluted earnings per common share	$1.38	$0.31
Weighted-average number of common shares outstanding:
Basic	77,496	77,014
Diluted	78,290	78,101
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2014		2013
Net income		$108,073		$23,868
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	$571		$362
Amortization of net prior service credit included in net periodic benefit cost	(29)	$542	(32)	$330
Other comprehensive income, before income taxes		542		330
Income tax expense related to items of other comprehensive income		(231)		(141)
Other comprehensive income		311		189
Comprehensive income		$108,384		$24,057

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$108,073	$23,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,601	22,807
Amortization of deferred financing costs	400	545
Share-based compensation expense	3,617	2,830
Excess tax benefit on share-based awards	(10,180)	(1,147)
Gain on sale of Fuse, before income taxes	(162,414)	—
Change in income taxes payable and deferred income taxes related to the sale of Fuse	70,770	—
Equity in loss of nonconsolidated affiliates	2,604	—
Provision for doubtful accounts	238	(139)
Change in assets and liabilities:
Accounts receivable, net	18,362	15,520
Net related party receivables	(276)	(10,557)
Prepaid expenses and other assets	(28,717)	(26,179)
Accounts payable	(5,148)	(7,590)
Net related party payables	457	30
Income taxes payable, excluding the impact of the change in income taxes payable related to the sale of Fuse	(20,697)	(31,285)
Accrued and other liabilities	(112,485)	(54,993)
Deferred revenue	112,363	133,551
Deferred income taxes, excluding the impact of the change in deferred income taxes related to the sale of Fuse	1,395	12,734
Net cash provided by operating activities	15,963	79,995
Cash flows from investing activities:
Capital expenditures	(8,027)	(92,640)
Proceeds from sale of Fuse, net of transaction costs (see Note 4)	228,556	—
Investments in and loans to nonconsolidated affiliates	(1,947)	(147,244)
Net cash provided by (used in) investing activities	218,582	(239,884)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(62)
Payments for financing costs	(67)	—
Proceeds from stock option exercises	270	22
Taxes paid in lieu of shares issued for equity-based compensation	(16,416)	—
Excess tax benefit on share-based awards	10,180	1,147
Net cash provided by (used in) financing activities	(6,033)	1,107
Net increase (decrease) in cash and cash equivalents	228,512	(158,782)
Cash and cash equivalents at beginning of period	92,251	277,913
Cash and cash equivalents at end of period	$320,763	$119,131
Supplemental Data:
Income taxes paid, net	$31,567	$33,332
Non-cash investing activities:
Capital expenditures incurred but not yet paid	$16,719	$76,075

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2014	$775	$1,081,055	$(7,537)	$552,862	$(22,711)	$1,604,444
Net income	—	—	—	108,073	—	108,073
Other comprehensive income	—	—	—	—	311	311
Comprehensive income						108,384
Exercise of options	—	249	—	—	—	249
Share-based compensation expense	—	3,617	—	—	—	3,617
Tax withholding associated with shares issued for equity-based compensation	—	(16,416)	—	—	—	(16,416)
Excess tax benefit on share-based awards	—	10,180	—	—	—	10,180
Shares issued upon distribution of Restricted Stock Units	3	(406)	403	—	—	—
Balance as of September 30, 2014	$778	$1,078,279	$(7,134)	$660,935	$(22,400)	$1,710,458

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2013	$775	$1,070,764	$(14,179)	$437,794	$(16,219)	$1,478,935
Net income	—	—	—	23,868	—	23,868
Other comprehensive income	—	—	—	—	189	189
Comprehensive income						24,057
Exercise of options	—	40	—	—	—	40
Share-based compensation expense	—	2,830	—	—	—	2,830
Excess tax benefit on share-based awards	—	1,147	—	—	—	1,147
Balance as of September 30, 2013	$775	$1,074,781	$(14,179)	$461,662	$(16,030)	$1,507,009

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
The Madison Square Garden Company (together with its subsidiaries, the "Company" or "Madison Square Garden") is comprised of three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company's venues, and is comprised of the Company's regional sports networks, MSG Network and MSG+, collectively the "MSG Networks." MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular featuring the Radio City Rockettes (the "Rockettes"), that are performed in the Company's and other venues. MSG Sports owns and operates the following sports franchises: the New York Knicks (the "Knicks") of the National Basketball Association (the "NBA"), the New York Rangers (the "Rangers") of the National Hockey League (the "NHL"), the New York Liberty (the "Liberty") of the Women's National Basketball Association (the "WNBA"), the Hartford Wolf Pack of the American Hockey League (the "AHL"), which is the primary player development team for the Rangers, and the Westchester Knicks, an NBA Development League (the "NBADL") team. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of the Company's sports franchises' games.
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
On July 1, 2014, the Company completed its sale of Fuse, a national television network which was dedicated to music (see Note 4). For all periods presented prior to the sale, MSG Media also included Fuse.
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
Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2014. The financial statements as of September 30, 2014 and for the three months ended September 30, 2014 and 2013 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company's fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company's fiscal year.
Reclassifications

Certain reclassifications have been made to the prior period balance sheet and cash flow information in order to conform to the current period’s presentation.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard will be effective for the Company beginning in the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 3. Computation of Earnings per Common Share
Basic earnings per common share ("EPS") is based upon net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units ("RSUs") only in the periods in which such effect would have been dilutive.
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted EPS.

	Three Months Ended
	September 30,
	2014	2013
Weighted-average shares for basic EPS	77,496	77,014
Dilutive effect of shares issuable under share-based compensation plans	794	1,087
Weighted-average shares for diluted EPS	78,290	78,101
Anti-dilutive shares	14	—

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 4. Disposition
On July 1, 2014, the Company completed the previously announced sale of Fuse to SiTV Media, Inc., the parent company of NUVOtv, for a cash purchase price of approximately $232,000, subject to the finalization of a working capital adjustment. The Company also received a 15% equity interest in SiTV Media, Inc., which interest is subject to potential reduction based on certain performance goals. As of September 30, 2014, the Company had not yet met these performance goals; and as such did not recognize the value of the equity interest in SiTV Media, Inc. In connection with the sale of Fuse, the Company's MSG Media segment recorded a pre-tax gain (net of transaction costs of $3,932) of $162,414, which is reflected in operating income in the accompanying consolidated statement of operations for the three months ended September 30, 2014.
The assets and liabilities of Fuse segregated and reported as held for sale as of June 30, 2014 were as follows:

June 30, 2014
Assets held for sale:
Accounts receivable, net	$22,425
Property and equipment, net	8,903
Goodwill	40,818
Other assets	4,910
Assets held for sale	$77,056
Liabilities held for sale:
Net related party payables	$184
Other accrued expenses	6,836
Deferred revenue	692
Other liabilities	3,459
Liabilities held for sale	$11,171
Note 5. Team Personnel Transactions
Direct operating expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players and certain other team personnel on the Company's sports teams for (i) trades and (ii) waivers and contract termination costs ("Team Personnel Transactions"). Team Personnel Transactions amounted to $384 and $1,428 for the three months ended September 30, 2014 and 2013, respectively.
Note 6. Investments in Nonconsolidated Affiliates
The Company’s investments in and loans to nonconsolidated affiliates consisted of the following:

	Ownership Percentage	Investment	Loan (b)	Total
September 30, 2014
Azoff MSG Entertainment LLC ("Azoff-MSG")	50%	$123,815	$50,000	$173,815
Brooklyn Bowl Las Vegas, LLC ("BBLV")	(a)	26,407	2,662	29,069
Tribeca Enterprises LLC ("Tribeca Enterprises")	50%	21,841	—	21,841
Total investments in and loans to nonconsolidated affiliates		$172,063	$52,662	$224,725

June 30, 2014
Azoff-MSG	50%	$125,677	$50,300	$175,977
BBLV	(a)	25,725	1,348	27,073
Tribeca Enterprises	50%	22,582	—	22,582
Total investments in and loans to nonconsolidated affiliates		$173,984	$51,648	$225,632

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(a)
The Company will be entitled to receive back its capital, which was 74% and 78% of BBLV's total capital as of September 30, 2014 and June 30, 2014, respectively, plus a preferred return, after which the Company will own a 20% interest in BBLV.

(b)	Represents outstanding loan balance, inclusive of amounts due to the Company for interest.
The Company accounts for these investments under the equity method of accounting.
In connection with the Company's investment in Azoff-MSG, the Company provides a revolving credit facility to the entity. This loan facility was increased to $100,000 in September 2014.
In addition, on July 1, 2014, the Company received a 15% equity interest in SiTV Media, Inc., which interest is subject to potential reduction based on certain performance goals. As of September 30, 2014, the Company had not yet met these performance goals; and as such did not recognize the value of the equity interest in SiTV Media, Inc. (see Note 4).
Note 7. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of September 30, 2014 and June 30, 2014 are as follows:

MSG Media	$424,508
MSG Entertainment	58,979
MSG Sports	218,187
$701,674
During the quarter ended September 30, 2014, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
The Company's indefinite-lived intangible assets as of September 30, 2014 and June 30, 2014 are as follows:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
$163,850
During the quarter ended September 30, 2014, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.
The Company's intangible assets subject to amortization are as follows:

September 30, 2014	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(32,866)	$50,178
Season ticket holder relationships	73,124	(49,975)	23,149
Suite holder relationships	15,394	(13,290)	2,104
Other intangibles	4,217	(1,942)	2,275
	$175,779	$(98,073)	$77,706

June 30, 2014	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(32,001)	$51,043
Season ticket holder relationships	73,124	(48,660)	24,464
Suite holder relationships	15,394	(12,940)	2,454
Other intangibles	4,217	(1,872)	2,345
	$175,779	$(95,473)	$80,306

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Amortization expense for intangible assets amounted to $2,600 and $2,600 for the three months ended September 30, 2014 and 2013, respectively.
Note 8. Property and Equipment
As of September 30, 2014 and June 30, 2014, property and equipment consisted of the following assets:

	September 30, 2014	June 30, 2014
Land	$91,678	$91,678
Buildings	1,080,699	1,077,823
Equipment	316,002	313,057
Aircraft	43,598	43,598
Furniture and fixtures	52,326	52,236
Leasehold improvements	147,895	151,536
Construction in progress	19,526	6,115
	1,751,724	1,736,043
Less accumulated depreciation and amortization	(514,140)	(483,576)
	$1,237,584	$1,252,467
Depreciation and amortization expense on property and equipment amounted to $35,001 and $20,207 for the three months ended September 30, 2014 and 2013, respectively.
During the three months ended September 30, 2014, the estimated useful life of the Company’s professional sports teams' plane was changed as a result of a transition by the teams to a new travel program. As a result of this change the Company recorded accelerated depreciation of approximately $8,400 during the three months ended September 30, 2014.
Note 9. Debt
Revolving Credit Facility
On May 6, 2014, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $500,000 with a term of five years (the "Revolving Credit Facility").
The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00 subject to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Company. As of September 30, 2014, MSG L.P. was in compliance with the financial covenants in the Revolving Credit Facility. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of September 30, 2014, there was $7,625 in letters of credit issued and outstanding under the Revolving Credit Facility with available borrowing capacity of $492,375.
All obligations under the Revolving Credit Facility are guaranteed by MSG L.P.'s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries in accordance with the facility (the "Guarantors"). All obligations under the Revolving Credit Facility, including the guarantees of those obligations, are secured by certain of the assets of MSG L.P. and each Guarantor, (collectively, "Collateral") including, but not limited to, a pledge of the equity interests held directly or indirectly by MSG L.P. in each Guarantor. The Collateral, however, does not include, among other things, our sports franchises or other assets of any of MSG L.P.'s teams, including of the Knicks and Rangers, or any interests in real property of MSG L.P. or the Guarantors, including the Madison Square Garden Complex (which includes both The Garden and The Theater at Madison Square Garden), the leasehold interest in Radio City Music Hall and MSG L.P.'s real property interest in other venues.
MSG L.P. is required to pay a commitment fee of 0.40% in respect of the average daily unused commitments thereunder and pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Revolving Credit Facility.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company is amortizing deferred financing costs of approximately $8,000 to interest expense over the five-year term of the Revolving Credit Facility.
Note 10. Commitments and Contingencies
Commitments
As more fully described in Notes 11 and 12 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014, the Company's commitments consist primarily of (i) the MSG Media segment's obligations related to professional team rights, acquired under license agreements, to telecast certain live sporting events, (ii) the MSG Sports segment's obligations under employment agreements that the Company has with its professional sports teams' personnel that are generally guaranteed regardless of employee injury or termination, (iii) long-term noncancelable operating lease agreements primarily for entertainment venues and office and storage space, and (iv) minimum purchase requirements incurred in the normal course of the Company's operations.
See Note 6 for information on the Company's revolving credit facility to Azoff-MSG.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
September 30, 2014
Assets:
Money market accounts	$236,464	$—	$—	$236,464
Time deposits	45,885	—	—	45,885
Total assets measured at fair value	$282,349	$—	$—	$282,349
June 30, 2014
Assets:
Money market accounts	$61,941	$—	$—	$61,941
Time deposits	24,120	—	—	24,120
Total assets measured at fair value	$86,061	$—	$—	$86,061
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan recognized in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2014 and 2013 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$1,738	$1,570	$61	$52
Interest cost	1,979	1,878	93	89
Expected return on plan assets	(916)	(959)	—	—
Recognized actuarial loss (gain) (a)	565	363	6	(1)
Amortization of unrecognized prior service cost (credit) (a)	6	6	(35)	(38)
Net periodic benefit cost	$3,372	$2,858	$125	$102

(a) Reflects amounts reclassified from accumulated other comprehensive loss.

In addition, the Company sponsors the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (the "MSG Savings Plans"). Expenses related to the MSG Savings Plans included in the accompanying consolidated statements of operations were $897 and $944 for the three months ended September 30, 2014 and 2013, respectively.
Note 13. Share-based Compensation
See Note 17 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014 for more information regarding The Madison Square Garden Company 2010 Employee Stock Plan (the "Employee Stock Plan") and The Madison Square Garden Company 2010 Stock Plan for Non-Employee Directors (the "Non-Employee Director Plan"), as well as the treatment after the Distribution of share-based payment awards initially granted under Cablevision equity award programs.
Share-based compensation expense reduced for estimated forfeitures was $3,617 and $2,830 for the three months ended September 30, 2014 and 2013, respectively. Share-based compensation expense for the three months ended September 30, 2014 is presented within selling, general and administrative expenses and direct operating expenses. Share-based compensation expense for the three months ended September 30, 2013 is presented within selling, general and administrative expenses.
Stock Options Award Activity
The following table summarizes activity relating to holders (including Company, Cablevision and AMC Networks Inc. ("AMC Networks") employees and directors) of the Company's stock options for the three months ended September 30, 2014:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Non-Performance Vesting Options	Performance Vesting Options (a)
Balance as of June 30, 2014	178	20	$11.74	1.40	$10,025
Exercised (b)	(29)	(3)	$8.71
Balance as of September 30, 2014	149	17	$12.31	1.35	$8,943
Exercisable as of September 30, 2014	149	17	$12.31	1.35	$8,943
_____________________

(a)	The Cablevision performance objective with respect to these awards has been achieved.

(b)
Stock options exercised include 3 Company stock options that were exercised pursuant to a cashless exercise, of which approximately 2 Company stock options were surrendered to the Company in order to meet tax withholding requirements and for the exercise price of the stock options. The Company remitted to Cablevision $91, which represents the aggregate value on the exercise date of the stock options that were surrendered to the Company to meet tax withholding

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

requirements. This amount is reflected as a financing activity in the accompanying consolidated statement of cash flows for the three months ended September 30, 2014 and has been classified as additional paid-in capital.
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock for all options outstanding (and all exercisable) which were all in-the-money at September 30, 2014 and June 30, 2014, as applicable. For the three months ended September 30, 2014 the aggregate intrinsic value of the Company's stock options exercised was $1,757, determined as of the date of option exercise.
Restricted Share Units Award Activity
The following table summarizes activity relating to the Company's RSUs for the three months ended September 30, 2014:

	Number of
	Non-Performance Vesting RSUs	Performance Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance, June 30, 2014	776	476	$38.10
Granted	227	58	66.91
Vested	(354)	(205)	26.13
Forfeited	(46)	—	52.70
Unvested award balance, September 30, 2014	603	329	$54.57

The fair value of RSUs that vested during the three months ended September 30, 2014 was $36,362. Upon vesting, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued with new shares of the Company's Class A Common Stock. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 250 of these RSUs, with an aggregate value of $16,325 were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the three months ended September 30, 2014.
RSUs that were awarded under the Employee Stock Plan are generally subject to three-year cliff vesting, and certain RSUs are also subject to certain performance conditions. RSUs that were awarded by the Company to its employees will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
Note 14. Related Party Transactions
As of September 30, 2014, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 1.8% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 69% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan family are also the controlling stockholders of both Cablevision and AMC Networks.
The Company has entered into various agreements with Cablevision and AMC Networks in connection with, and subsequent to, the Distribution. These agreements include arrangements with respect to a number of ongoing commercial relationships including affiliation agreements for carriage by Cablevision of MSG Networks and Fuse (see Note 4).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues and Operating Expenses
The following table summarizes the composition and amounts of related party transactions that are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Revenues	$41,168	$45,838
Operating expenses:
Origination, master control and technical services	$1,336	$2,202
Advertising	1,736	2,467
Corporate general and administrative	680	657
Telephone and other fiber optic transmission services	597	450
Other	92	462
Revenues
Revenues from related parties primarily consist of revenues recognized from the distribution of programming services to subsidiaries of Cablevision and include sponsorship revenue as well as advertising and promotional benefits received by the Company which is recognized as the benefits are realized. Additionally, the Company and Tribeca Enterprises have a service agreement pursuant to which the Company provides marketing inventory and consulting services to Tribeca Enterprises for a fee.
Origination, Master Control and Technical Services
AMC Networks provides certain origination, master control and technical services to the Company.
Advertising
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
Other Operating Expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman and a director of the Company, for office-related services.
Other
Miscellaneous income in the accompanying consolidated statement of operations for the three months ended September 30, 2014 includes $634 of income related to certain space leased and/or licensed by related parties from the Company.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Capital lease assets for transponder space had been subleased to the Company from a related party. As of June 30, 2014, the Company had $1,967 of related party capital lease obligations which were recorded in liabilities held for sale in the accompanying consolidated balance sheet (see Note 4).
See Note 6 for information on loans that the Company provides to Azoff-MSG and BBLV.
See Note 13 for information on share-based payment awards initially granted under Cablevision equity award programs.
Note 15. Income Taxes
Income tax expense for the three months ended September 30, 2014 was $86,660. The effective tax rate for the three months ended September 30, 2014 of 44.5% differs from the statutory federal rate of 35% due principally to the impact of state and local income taxes, changes in state tax rates used to value deferred taxes due to the sale of Fuse (see Note 4) and, to a lesser extent, non-deductible expenses. These increases were partially offset by the tax return to book provision adjustment in connection with the filing of the Company's federal income tax return and the impact of the tax benefits of the domestic production activities deduction.
Income tax expense for the three months ended September 30, 2013 was $14,713. The effective tax rate for the three months ended September 30, 2013 of 38.1% differs from the statutory federal rate of 35% due principally to the impact of state and local income taxes and, to a lesser extent, the impact of non-deductible expenses. These increases are partially offset by the impact of the tax benefits of the domestic production activities deduction and the tax return to book provision adjustment in connection with the filing of the Company's federal income tax return.
During the fourth quarter of fiscal year 2014, the State of New York commenced an examination of the Company's State of New York income tax returns as filed for the tax years ended December 31, 2010, 2011, and 2012. The examination is currently in the early stages of fieldwork. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
Note 16. Segment Information
The Company is comprised of three reportable segments which are MSG Media, MSG Entertainment and MSG Sports. The Company allocates certain corporate costs to all of its reportable segments. In addition, the Company allocates its venue operating expenses to its MSG Entertainment and MSG Sports segments. Allocated venue operating expenses include the non-event related costs of operating the Company's venues, and include such costs as rent for the Company's leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense related to The Garden, The Theater at Madison Square Garden, and the Forum is not allocated to the reportable segments and is reported in "All other."
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
The Company evaluates segment performance based on several factors, of which the key financial measure is operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits and (iv) gains or losses on sales or dispositions of businesses, which is referred to as adjusted operating cash flow ("AOCF"), a non-GAAP measure. The Company believes AOCF is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. AOCF and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company's performance. The Company uses revenues and AOCF measures as the most important indicators of its business performance, and evaluates management's effectiveness with specific reference to these indicators. AOCF should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. The Company has presented the components that reconcile AOCF to operating income (loss), an accepted GAAP measure.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Information as to the operations of the Company's reportable segments is set forth below.

	Three Months Ended
	September 30,
	2014	2013
Revenues
MSG Media	$142,670	$166,615
MSG Entertainment	65,235	28,625
MSG Sports	53,505	38,165
All other	176	123
Inter-segment eliminations (a)	(19,846)	(17,943)
	$241,740	$215,585

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Three Months Ended
	September 30,
	2014	2013
AOCF
MSG Media	$81,094	$81,450
MSG Entertainment	(4,420)	(15,010)
MSG Sports	7,624	2,923
All other (b) (c)	(8,144)	(3,863)
	$76,154	$65,500

	Three Months Ended
	September 30,
	2014	2013
Depreciation and amortization
MSG Media	$3,159	$4,022
MSG Entertainment	2,526	2,384
MSG Sports	12,968	2,482
All other (d)	18,948	13,919
	$37,601	$22,807

	Three Months Ended
	September 30,
	2014	2013
Share-based compensation expense
MSG Media	$916	$725
MSG Entertainment	1,266	1,015
MSG Sports	1,039	851
All other	396	239
	$3,617	$2,830

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended
	September 30,
	2014	2013
Gain on sale of Fuse (see Note 4)
MSG Media	$162,414	$—
	$162,414	$—

	Three Months Ended
	September 30,
	2014	2013
Operating income (loss)
MSG Media	$239,433	$76,703
MSG Entertainment	(8,212)	(18,409)
MSG Sports	(6,383)	(410)
All other	(27,488)	(18,021)
	$197,350	$39,863

A reconciliation of reportable segment operating income to the Company's consolidated income from operations before income taxes is as follows:

	Three Months Ended
	September 30,
	2014	2013
Total operating income for reportable segments	$224,838	$57,884
Other operating loss	(27,488)	(18,021)
Operating income	197,350	39,863
Items excluded from operating income:
Equity in loss of nonconsolidated affiliates	(2,604)	—
Interest income	935	505
Interest expense	(1,662)	(1,793)
Miscellaneous income (e)	714	6
Income from operations before income taxes	$194,733	$38,581

	Three Months Ended
	September 30,
	2014	2013
Capital expenditures
MSG Media	$1,054	$738
MSG Entertainment	802	1,624
MSG Sports	1,072	1,478
All other (f)	5,099	88,800
	$8,027	$92,640
_________________

(a)
Represents local media rights recognized as revenues by the Company's MSG Sports segment from the licensing of team related programming to the Company's MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.

(b)	Consists of unallocated corporate general and administrative costs.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(c)	The amounts for the three months ended September 30, 2014 include executive management transition costs.

(d)
Principally includes depreciation and amortization expense on The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company's reportable segments.

(e)	Miscellaneous income for the three months ended September 30, 2014 primarily includes income related to certain space leased and/or licensed by related parties from the Company.

(f)	Capital expenditures associated with the comprehensive transformation of The Garden into a state-of-the-art arena and the renovation of the Forum are reflected in these amounts.
Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Note 17. Concentration of Risk
The accompanying consolidated balance sheets as of September 30, 2014 and June 30, 2014 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

Reported in	September 30, 2014	June 30, 2014
Prepaid expenses	$1,000	$1,000
Other current assets	2,000	2,000
Other assets	42,000	42,000
	$45,000	$45,000
Note 18. Subsequent Event
On October 27, 2014, the Company’s board of directors unanimously approved a plan to explore a possible spin-off that would separate its entertainment businesses from its media and sports businesses, creating two distinct publicly traded companies. If the Company proceeds with the spin-off transaction, it would be structured as a tax-free pro rata spin-off to all shareholders. There can be no assurance that the spin-off transaction will be completed. Completion of the spin-off would be subject to various conditions, as well as final board approval.
On October 27, 2014, the Company’s board of directors authorized the repurchase of up to $500,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in either open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "believes," "estimates," "may," "will," "should," "could," "potential," "continue," "intends," "plans," and similar words and terms used in the discussion of future operating and financial performance and plans identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level and popularity of the Radio City Christmas Spectacular and other entertainment events which are presented in our venues;

•	costs associated with player injuries, and waivers or contract terminations of players and other team personnel;

•
changes in professional sports teams' compensation, including the impact of signing of free agents and trades, subject to league salary caps, and the impact of the National Basketball Association (the "NBA") luxury tax;

•
the demand for our programming among cable television systems and satellite, telephone and other multichannel video programming distributors and the subscribers thereto, and our ability to renew affiliation agreements with such distributors, as well as the impact of consolidation among cable television systems and satellite providers;

•	general economic conditions especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the demand for sponsorship arrangements and for advertising and viewer ratings for our programming;

•	competition, for example, from other regional sports networks, other teams, other venues and other entertainment options;

•
changes in laws, NBA or National Hockey League (the "NHL") rules, regulations, guidelines, bulletins, directives, policies and agreements (including the leagues' respective collective bargaining agreements with their players' associations, salary caps, revenue sharing and NBA luxury tax thresholds) or other regulations under which we operate;

•	the relocation or insolvency of professional sports teams with which we have a rights agreement;

•	our ability to maintain, obtain or produce content for our MSG Media segment, together with the cost of such content;

•	the successful development of new live productions or enhancements to existing productions and the investments associated with such development or enhancements;

•
the acquisition or disposition of assets and/or the impact of, and our ability to, successfully pursue acquisitions or other strategic transactions, and the operating and financial performance thereof (including those that we do not control);

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws, including the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	market conditions and other factors that may impact our determination as to whether and when to repurchase shares of Class A Common Stock under our repurchase authorization;

•	business, competitive, tax, legal, financial, operational or other factors that may impact our exploration and the completion of any spin-off or other restructuring transaction;

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock; and

•	the factors described under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 2014.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the Company's unaudited consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2014 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to "we," "us," "our," "Madison Square Garden" or the "Company" refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is comprised of three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company's venues, and is comprised of the Company's regional sports networks, MSG Network and MSG+, collectively the "MSG Networks." MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular featuring the Radio City Rockettes, that are performed in the Company's and other venues. MSG Sports owns and operates the following sports franchises: the New York Knicks (the "Knicks") of the NBA, the New York Rangers (the "Rangers") of the NHL, the New York Liberty (the "Liberty") of the Women's National Basketball Association, the Hartford Wolf Pack of the American Hockey League, which is the primary player development team for the Rangers, and the Westchester Knicks, an NBA Development League team. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of the Company's sports franchises' games.
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
On July 1, 2014, the Company completed its sale of Fuse, a national television network which was dedicated to music. For all periods presented prior to the sale, MSG Media also included Fuse.
On October 27, 2014, the Company’s board of directors unanimously approved a plan to explore a possible spin-off that would separate its entertainment businesses from its media and sports businesses, creating two distinct publicly traded companies. If the Company proceeds with the spin-off transaction, it would be structured as a tax-free pro rata spin-off to all shareholders. There can be no assurance that the spin-off transaction will be completed. Completion of the spin-off would be subject to various conditions, as well as final board approval.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our results of operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 on both a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, as well as certain contractual obligations and off balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company's annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the quarter ended September 30, 2014. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2014 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies" and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations
Comparison of the Three Months Ended September 30, 2014 versus the Three Months Ended September 30, 2013
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended September 30,				Increase (Decrease) in Net Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$241,740	100%	$215,585	100%	$26,155

Direct operating expenses	93,903	39%	80,084	37%	(13,819)
Selling, general and administrative expenses	75,300	31%	72,831	34%	(2,469)
Depreciation and amortization	37,601	16%	22,807	11%	(14,794)
Gain on sale of Fuse	(162,414)	(67)%	—	NM	162,414
Operating income	197,350	82%	39,863	18%	157,487
Other income (expense):
Equity in loss of nonconsolidated affiliates	(2,604)	(1)%	—	NM	(2,604)
Interest expense, net	(727)	NM	(1,288)	(1)%	561
Miscellaneous income	714	NM	6	NM	708
Income from operations before income taxes	194,733	81%	38,581	18%	156,152
Income tax expense	(86,660)	(36)%	(14,713)	(7)%	(71,947)
Net income	$108,073	45%	$23,868	11%	$84,205
_________________
NM – Percentage is not meaningful
The comparability of the results of operations of the Company and the MSG Media segment for the three months ended September 30, 2014 to the prior year period was impacted by the Company's sale of Fuse, which was completed on July 1, 2014. Fuse generated meaningful revenues in the prior year period but did not have a material impact on MSG Media or total Company AOCF.
See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.
Revenues
Revenues for the three months ended September 30, 2014 increased $26,155, or 12%, to $241,740 as compared to the prior year period. The net increase is attributable to the following:

Decrease in MSG Media segment revenues	$(23,945)
Increase in MSG Entertainment segment revenues	36,610
Increase in MSG Sports segment revenues	15,340
Increase in other revenues	53
Inter-segment eliminations	(1,903)
$26,155
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2014 increased $13,819, or 17%, to $93,903 as compared to the prior year period. The net increase is attributable to the following:

Decrease in MSG Media segment expenses	$(12,890)
Increase in MSG Entertainment segment expenses	24,797
Increase in MSG Sports segment expenses	3,815
Inter-segment eliminations	(1,903)
$13,819
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2014 increased $2,469, or 3%, to $75,300 as compared to the prior year period. The net increase is attributable to the following:

Decrease in MSG Media segment expenses	$(10,508)
Increase in MSG Entertainment segment expenses	1,474
Increase in MSG Sports segment expenses	7,012
Increase in other expenses	4,491
Inter-segment eliminations	—
$2,469
The increase in other expenses was primarily due to executive management transition costs recorded during the current year period and higher professional fees.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2014 increased $14,794, or 65%, to $37,601 as compared to the prior year period primarily driven by accelerated depreciation in the current year period related to a change in the planned use of the Company’s professional sports teams' plane associated with a transition by the teams to a new travel program. To a lesser extent, this increase also reflects higher depreciation expense on property and equipment placed into service associated with the comprehensive transformation of The Garden into a state-of-the-art arena (the "Transformation") and the renovation of the Forum. These increases are partially offset by the absence of depreciation expense on Fuse's property and equipment.
Gain on sale of Fuse
Gain on sale of Fuse for the three months ended September 30, 2014 represents the Company's gain, net of current year transaction costs, from the sale which was completed on July 1, 2014 (see Note 4 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q).
Equity in loss of nonconsolidated affiliates
Equity in loss of nonconsolidated affiliates for the three months ended September 30, 2014 reflects the Company's share of the net loss of nonconsolidated affiliates, inclusive of amortization expense for intangible assets associated with these investments. The Company's share of the earnings (loss) of its equity investments are recorded on a three-month lag basis.
Miscellaneous income
Miscellaneous income for the three months ended September 30, 2014 primarily includes income related to certain space leased and/or licensed by related parties from the Company.
Income taxes
Income tax expense for the three months ended September 30, 2014 was $86,660. The effective tax rate for the three months ended September 30, 2014 of 44.5% differs from the statutory federal rate of 35% due principally to the impact of state and local income taxes, changes in state tax rates used to value deferred taxes due to the sale of Fuse (see Note 4 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q) and, to a lesser extent, non-deductible expenses. These increases were partially offset by the tax return to book provision adjustment in connection with the filing of the Company's federal income tax return and the impact of the tax benefits of the domestic production activities deduction.
Income tax expense for the three months ended September 30, 2013 was $14,713. The effective tax rate for the three months ended September 30, 2013 of 38.1% differs from the statutory federal rate of 35% due principally to the impact of state and local income taxes and, to a lesser extent, the impact of non-deductible expenses. These increases are partially offset by the impact of the tax benefits of the domestic production activities deduction and the tax return to book provision adjustment in connection with the filing of the Company's federal income tax return.
Adjusted operating cash flow
The Company evaluates segment performance based on several factors, of which the key financial measure is operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits and (iv) gains or losses on sales or dispositions of businesses, which is referred to as adjusted operating cash flow ("AOCF"), a non-GAAP measure. The Company has presented the components that reconcile AOCF to operating income, an accepted GAAP measure.
The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	September 30,
	2014	2013
Operating income	$197,350	$39,863	$157,487
Share-based compensation	3,617	2,830	787
Depreciation and amortization	37,601	22,807	14,794
Gain on sale of Fuse	(162,414)	—	(162,414)
AOCF	$76,154	$65,500	$10,654
AOCF for the three months ended September 30, 2014 increased $10,654, or 16%, to $76,154 as compared to the prior year period. The net increase is attributable to the following:

Decrease in AOCF of the MSG Media segment	$(356)
Increase in AOCF of the MSG Entertainment segment	10,590
Increase in AOCF of the MSG Sports segment	4,701
Other net decreases	(4,281)
$10,654
Other net decreases were primarily due to executive management transition costs recorded during the current year period and higher professional fees.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Three Months Ended September 30,				Increase (Decrease) in Operating Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$142,670	100%	$166,615	100%	$(23,945)
Direct operating expenses	45,873	32%	58,763	35%	12,890
Selling, general and administrative expenses	16,619	12%	27,127	16%	10,508
Depreciation and amortization	3,159	2%	4,022	2%	863
Gain on sale of Fuse	(162,414)	(114)%	—	NM	162,414
Operating income	$239,433	168%	$76,703	46%	$162,730

The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	September 30,
	2014	2013
Operating income	$239,433	$76,703	$162,730
Share-based compensation	916	725	191
Depreciation and amortization	3,159	4,022	(863)
Gain on sale of Fuse	(162,414)	—	(162,414)
AOCF	$81,094	$81,450	$(356)
Revenues
Revenues for the three months ended September 30, 2014 decreased $23,945, or 14%, to $142,670 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in affiliation fee revenue	$(13,850)
Decrease in advertising revenue	(10,071)
Other net decreases	(24)
$(23,945)
The decrease in affiliation fee revenue was primarily due to the absence of affiliation fee revenue for Fuse, as the Company completed its sale of the network on July 1, 2014, and, to a lesser extent, a favorable non-recurring affiliate adjustment that was recorded in the prior year period. These decreases were partially offset by a small increase in affiliation fee revenue at MSG Networks (excluding the non-recurring affiliate adjustment), primarily due to higher affiliation rates, partially offset by the impact of a small percentage decrease in subscribers.
The decrease in advertising revenue was primarily attributable to the absence of advertising revenue for Fuse.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2014 decreased $12,890, or 22%, to $45,873 as compared to the prior year period primarily attributable to the absence of expenses for Fuse, which were partially offset by higher expenses at MSG Networks. The increase in direct operating expenses at MSG Networks was primarily due to higher rights fees from the licensing of team related programming to MSG Media from the MSG Sports segment.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2014 decreased $10,508, or 39%, to $16,619 as compared to the prior year period primarily due to absence of expenses for Fuse and, to a lesser extent, lower expenses at MSG Networks.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2014 decreased $863, or 21%, to $3,159 as compared to the prior year period primarily due to the absence of depreciation expense on Fuse's property and equipment.
AOCF
AOCF for the three months ended September 30, 2014 decreased $356, or less than 1%, to $81,094 as compared to the prior year period primarily driven by a decrease in revenues largely offset by lower direct operating expenses and selling, general and administrative expenses, as discussed above.

MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Three Months Ended September 30,				(Increase) Decrease in Operating Loss
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$65,235	100%	$28,625	100%	$36,610
Direct operating expenses	52,771	81%	27,974	98%	(24,797)
Selling, general and administrative expenses	18,150	28%	16,676	58%	(1,474)
Depreciation and amortization	2,526	4%	2,384	8%	(142)
Operating loss	$(8,212)	(13)%	$(18,409)	(64)%	$10,197
The following is a reconciliation of operating loss to AOCF:

	Three Months Ended		Increase in AOCF
	September 30,
	2014	2013
Operating loss	$(8,212)	$(18,409)	$10,197
Share-based compensation	1,266	1,015	251
Depreciation and amortization	2,526	2,384	142
AOCF	$(4,420)	$(15,010)	$10,590
Revenues
Revenues for the three months ended September 30, 2014 increased $36,610, or 128%, to $65,235 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$24,348
Increase in event-related revenues at the Forum	9,881
Increase in venue-related sponsorship and signage and suite rental fee revenues	3,650
Increase in event-related revenues at The Theater at Madison Square Garden	2,128
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	(2,784)
Other net decreases	(613)
$36,610
The increase in event-related revenues at The Garden and The Theater at Madison Square Garden was primarily due to the venues being available for events during the current year period whereas during the prior year period the venues were closed due to the Transformation.
The increase in event-related revenues at the Forum was primarily due to the venue being available for events during the current year period whereas during the prior year period the venue was closed due to the renovation.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to the impact of Transformation-related assets and the re-opening of the Forum. The primary driver of the Transformation-related increase is the impact of assets that came online as part of the final phase of the Transformation last year. In addition, suite rental fee revenue increased as compared to the prior year primarily due to the absence of the prior year period off-season shutdown associated with the Transformation and, to a lesser extent, the impact of new suite products which were unavailable for the prior year period.
The decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily due to fewer events held at the venue during the current year period as compared to the prior year period, including the impact of a compressed schedule for NBC's America's Got Talent during the current year period.

Direct operating expenses
Direct operating expenses for the three months ended September 30, 2014 increased $24,797, or 89%, to $52,771 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related direct operating expenses at The Garden	$14,894
Increase in event-related direct operating expenses at the Forum	6,497
Increase in venue operating costs	3,383
Increase in event-related direct operating expenses at The Theater at Madison Square Garden	1,209
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	(1,474)
Other net increases	288
$24,797
The increase in venue operating costs was primarily due to the Forum, The Garden and The Theater at Madison Square Garden being available for events during the current year period whereas during the prior year period the venues were closed due to the renovation and Transformation, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2014 increased $1,474, or 9%, to $18,150 as compared to the prior year period primarily due to higher allocated corporate general and administrative costs.
AOCF
AOCF loss improved for the three months ended September 30, 2014 by $10,590, or 71%, to a loss of $4,420 as compared to the prior year period primarily attributable to an increase in revenues, partially offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Three Months Ended September 30,				(Increase) Decrease in Operating Loss
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$53,505	100%	$38,165	100%	$15,340
Direct operating expenses	15,105	28%	11,290	30%	(3,815)
Selling, general and administrative expenses	31,815	59%	24,803	65%	(7,012)
Depreciation and amortization	12,968	24%	2,482	7%	(10,486)
Operating loss	$(6,383)	(12)%	$(410)	(1)%	$(5,973)
The following is a reconciliation of operating loss to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	September 30,
	2014	2013
Operating loss	$(6,383)	$(410)	$(5,973)
Share-based compensation	1,039	851	188
Depreciation and amortization	12,968	2,482	10,486
AOCF	$7,624	$2,923	$4,701

Revenues
Revenues for the three months ended September 30, 2014 increased $15,340, or 40%, to $53,505 as compared to the prior year period. The net increase is attributable to the following:

Increase in suite rental fee revenue	$5,097
Increase in professional sports teams’ pre/regular season ticket-related revenue	4,908
Increase in event-related revenues from other live sporting events	2,728
Increase in professional sports teams’ sponsorship and signage revenues	2,151
Increase in broadcast rights fees from MSG Media	1,903
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	1,486
Decrease in revenues from league distributions	(2,267)
Decrease in revenues associated with fees earned for participation in NHL preseason away games	(680)
Other net increases	14
$15,340
The increase in suite rental fee revenue was primarily due to the absence of the prior year period off-season shutdown associated with the Transformation and, to a lesser extent, the impact of new suite products which were unavailable for the prior year period.
The increase in professional sports teams’ pre/regular season ticket related revenue was primarily due to the Rangers playing pre-season games at The Garden during the current year period whereas no home games were held at the venue during the prior year period due to the Transformation.
The increase in event-related revenues from other live sporting events was primarily due to more events held at The Garden during the three months ended September 30, 2014 as compared to the prior year period when the venue was closed due to the Transformation. Event-related revenues from other live sporting events include ticket-related revenues, venue license fees the Company charges to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.
The increase in professional sports teams' sponsorship and signage revenues primarily reflects the impact of Transformation-related assets and increases in other sponsorship revenues. The primary driver of the Transformation-related increase is the impact of assets that came online as part of the final phase of the Transformation last year.
The increase in professional sports teams' pre/regular season food, beverage and merchandise sales was primarily due to the Rangers playing pre-season games and the Liberty playing regular season games at The Garden during the current year period whereas no home games were held at the venue during the prior year period due to the Transformation.
The decrease in revenues from league distributions was primarily due to the impact of NBA and NHL prior season adjustments and other league related decreases.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2014 increased $3,815, or 34%, to $15,105 as compared to the prior year period. The net increase is attributable to the following:

Increase in venue operating costs	$1,902
Increase in event-related expenses associated with other live sporting events	1,638
Increase in team operating expenses, other than those discussed below	1,179
Increase in professional sports teams' pre/regular season expense associated with food, beverage and merchandise sales	1,032
Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	(1,044)
Decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	(895)
Other net increases	3
$3,815
The increase in venue operating costs was primarily due to The Garden being available for events during the current year period whereas during the prior year period the venue was closed due to the Transformation.
The increase in team operating expenses was primarily due to the acceleration of certain costs in the current year period associated with team travel partially offset by lower professional fees.

Net provisions for certain team personnel transactions (including the impact of NBA luxury tax) and net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) were as follows:

	Three Months Ended September 30,		Decrease
	2014	2013
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$384	$1,428	$(1,044)
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	(1,013)	(118)	(895)

Team personnel transactions for the three months ended September 30, 2014 reflect a provision recorded for a contract termination. Team personnel transactions for the three months ended September 30, 2013 reflect provisions recorded for player trades.
The decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) was due to lower net provisions for NBA revenue sharing expense related to adjustments to prior seasons' revenue sharing expense.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2014 increased $7,012, or 28%, to $31,815 as compared to the prior year period primarily driven by an increase in employee compensation and related benefits and, to a lesser extent, higher allocated corporate general and administrative costs and marketing costs.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2014 increased $10,486, or 422% , to $12,968, as compared to the prior year period primarily driven by accelerated depreciation in the current year period related to a change in the planned use of the Company’s professional sports teams' plane associated with a transition by the teams to a new travel program.
AOCF
AOCF for the three months ended September 30, 2014 increased $4,701, or 161%, to $7,624 as compared to the prior year period due to an increase in revenues, which were partially offset by higher selling, general and administrative expenses and, to a lesser extent, higher direct operating expenses, as discussed above.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $500,000 credit agreement with a syndicate of lenders, providing for a senior secured revolving credit facility (see "Financing Agreements — Revolving Credit Facility" below). Our principal uses of cash include working capital-related items, capital spending, investments and loans that we may fund from time to time. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including approximately $321,000 in cash and cash equivalents as of September 30, 2014, which includes the pre-tax proceeds from our sale of Fuse, along with available borrowing capacity under our revolving credit facility and combined with operating cash flows to fund our business operations and pursue new opportunities.
We constantly assess capital and credit markets activity and conditions against our ability to meet our net funding and investing requirements over the next twelve months and we believe that the combination of cash and cash equivalents on hand, cash generated from operating activities and borrowing availability under the Company's revolving credit facility should provide us with sufficient liquidity to fund such requirements. However, U.S. and global economic conditions may lead to lower demand for our offerings, such as lower levels of attendance at events we host or for advertising. The consequences of such conditions could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.

On October 27, 2014, the Company’s board of directors authorized the repurchase of up to $500,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in either open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.
Financing Agreements
Revolving Credit Facility
On May 6, 2014, MSG Holdings L.P. ("MSG L.P.") and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $500,000 with a term of five years (the "Revolving Credit Facility").

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

The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00 subject to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Company. As of September 30, 2014, MSG L.P. was in compliance with the financial covenants in the Revolving Credit Facility. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of September 30, 2014, there was $7,625 in letters of credit issued and outstanding under the Revolving Credit Facility with available borrowing capacity of $492,375.
All obligations under the Revolving Credit Facility are guaranteed by MSG L.P.'s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries in accordance with the facility (the "Guarantors"). All obligations under the Revolving Credit Facility, including the guarantees of those obligations, are secured by certain of the assets of MSG L.P. and each Guarantor, (collectively, "Collateral") including, but not limited to, a pledge of the equity interests held directly or indirectly by MSG L.P. in each Guarantor. The Collateral, however, does not include, among other things, our sports franchises or other assets of any of MSG L.P.'s teams, including of the Knicks and Rangers, or any interests in real property of MSG L.P. or the Guarantors, including the Madison Square Garden Complex (which includes both The Garden and The Theater at Madison Square Garden), the leasehold interest in Radio City Music Hall and MSG L.P.'s real property interest in other venues. Subject to customary notice and minimum amount conditions, MSG L.P. may voluntarily prepay outstanding loans under the Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to LIBOR loans). With certain exceptions, MSG L.P. is required to make mandatory prepayments on loans outstanding, in certain circumstances, including without limitation from the net cash proceeds of certain sales of assets (including Collateral) or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), and the incurrence of certain indebtedness.
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
Revolving Credit Facility with a Nonconsolidated Affiliate
In connection with the Company's investment in Azoff MSG Entertainment LLC ("Azoff-MSG"), the Company provides a revolving credit facility to the entity, which amount was increased to $100,000 in September 2014, with $50,000 of borrowings outstanding as of September 30, 2014.
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2014 decreased by $64,032 to $15,963 as compared to the prior year period primarily driven by an increase in the use of cash of $65,977 resulting from changes in assets and liabilities. In addition, the change in operating cash flows reflects higher net income of $84,205, which includes the after-tax gain on the sale of Fuse of $91,644 (the proceeds of which are reflected in investing activities), and the favorable impact of other non-cash items as compared to the prior year period.
The main drivers of the increase in the use of cash resulting from changes in assets and liabilities were (i) a decrease during the three months ended September 30, 2014 in accrued and other liabilities of $112,485 as compared to a decrease of $54,993 during the prior year period and (ii) an increase during the three months ended September 30, 2014 in deferred revenue of $112,363 as compared to an increase of $133,551 during the prior year period partially offset by (iii) an increase during the three months ended September 30, 2014 in net related party receivables of $276 as compared to an increase of $10,557 during the prior year period.
Investing Activities
Net cash provided by investing activities for the three months ended September 30, 2014 was $218,582, which reflects additional cash of $458,466 provided by investing activities as compared to the prior year period. This change is primarily due to (i) proceeds received during the three months ended September 30, 2014 from the sale of Fuse, (ii) the Company's prior year period acquisition of a 50% interest in Azoff-MSG and an investment in Brooklyn Bowl Las Vegas, LLC ("BBLV") and (iii) lower capital expenditures for the three months ended September 30, 2014 as compared to the prior year period primarily due to the completion of the Transformation and the renovation of the Forum.
Financing Activities
Net cash used in financing activities for the three months ended September 30, 2014 was $6,033, which reflects additional cash of $7,140 used for financing activities as compared to the prior year period primarily due to taxes paid in lieu of shares issued partially offset by the impact of the excess tax benefit recognized in connection with the September 2014 vesting and distribution of equity-based compensation.
Contractual Obligations and Off Balance Sheet Arrangements
In addition to the contractual obligations and off balance sheet arrangements described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations and Off Balance Sheet Arrangements" included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014, see "Financing Agreements — Revolving Credit Facility with a Nonconsolidated Affiliate" above for discussion of the revolving credit facility provided by the Company to Azoff-MSG.
Seasonality of Our Business
The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the fiscal year.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard will be effective for the Company beginning in the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Critical Accounting Policies
The following discussion has been included only to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the quarter ended September 30, 2014. Accordingly, we have not repeated herein a discussion of the Company's critical accounting policies as set forth in our Annual Report on Form 10-K for the year ended June 30, 2014.
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company's three reporting units for evaluating goodwill impairment are the same as its reportable segments, and all of them have goodwill. The goodwill balance reported on the Company's balance sheet as of September 30, 2014 by reportable segment is as follows:

MSG Media	$424,508
MSG Entertainment	58,979
MSG Sports	218,187
$701,674
During the quarter ended September 30, 2014, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments. Based on this impairment test, the Company's reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).
The Company elected to perform the qualitative assessment of impairment for the MSG Sports and MSG Media reporting units. These assessments considered factors such as:

•	Macroeconomic conditions;

•	Industry and market considerations;

•	Cost factors;

•	Overall financial performance of the reporting unit;

•	Other relevant company-specific factors such as changes in management, strategy or customers; and

•	Relevant reporting unit specific events such as changes in the carrying amount of net assets.
The Company performed the quantitative assessment of impairment for the MSG Entertainment reporting unit. The estimate of the fair value of the MSG Entertainment reporting unit was primarily determined using discounted projected future cash flows. For MSG Entertainment, this valuation includes assumptions for the number and expected financial performance of live entertainment events and productions, which includes, but is not limited to, the level of ticket sales, concessions and sponsorships. Significant judgments inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of September 30, 2014 by reportable segment:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
$163,850

During the quarter ended September 30, 2014, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there was no impairment identified. Based on this impairment test, the Company's indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset's estimated fair value over its respective carrying value.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures on this matter made in the Company's Annual Report on Form 10-K for the year ended June 30, 2014.
Item 4. Controls and Procedures
The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective as of September 30, 2014, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of October, 2014.

The Madison Square Garden Company

By:	/S/ SEAN R. CREAMER
	Name:	Sean R. Creamer
	Title:	Executive Vice President and Chief
Financial Officer