Form 10-Q
period 2014-12-31
Madison Square Garden Co
filed 2015-02-06
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of January 30, 2015:

Class A Common Stock par value $0.01 per share	—	63,235,847
Class B Common Stock par value $0.01 per share	—	13,588,555

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$378,920	$92,251
Restricted cash	14,180	9,823
Accounts receivable, net	139,589	135,369
Net related party receivables	25,690	25,156
Prepaid expenses	51,704	37,108
Other current assets	23,746	23,216
Assets held for sale	—	77,056
Total current assets	633,829	399,979
Investments in and loans to nonconsolidated affiliates	224,574	225,632
Property and equipment, net	1,238,706	1,252,467
Amortizable intangible assets, net	75,107	80,306
Indefinite-lived intangible assets	163,850	163,850
Goodwill	701,674	701,674
Other assets	111,857	102,053
Total assets	$3,149,597	$2,925,961
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,542	$16,710
Net related party payables	1,057	283
Income taxes payable	38,272	13,418
Accrued liabilities:
Employee related costs	74,990	102,097
Other accrued liabilities	152,800	159,585
Deferred revenue	362,723	300,937
Liabilities held for sale	—	11,171
Total current liabilities	655,384	604,201
Defined benefit and other postretirement obligations	73,311	75,728
Other employee related costs	54,820	61,284
Other liabilities	56,869	59,970
Deferred tax liability	531,491	520,334
Total liabilities	1,371,875	1,321,517
Commitments and contingencies (see Note 10)
Stockholders' Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 63,940 and 63,606 shares outstanding as of December 31, 2014 and June 30, 2014, respectively	643	639
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of December 31, 2014 and June 30, 2014	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,085,402	1,081,055
Treasury stock, at cost, 318 and 317 shares as of December 31, 2014 and June 30, 2014, respectively	(8,532)	(7,537)
Retained earnings	722,165	552,862
Accumulated other comprehensive loss	(22,092)	(22,711)
Total stockholders' equity	1,777,722	1,604,444
Total liabilities and stockholders' equity	$3,149,597	$2,925,961
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues (including related party revenues of $43,269 and $45,503 for the three months ended December 31, 2014 and 2013, respectively, and $84,437 and $91,341 for the six months ended December 31, 2014 and 2013, respectively)	$542,528	$509,379	$784,268	$724,964

Direct operating expenses (including related party expenses of $3,188 and $3,691 for the three months ended December 31, 2014 and 2013, respectively, and $5,203 and $6,501 for the six months ended December 31, 2014 and 2013, respectively)	307,560	301,074	401,463	381,158
Selling, general and administrative expenses (including related party expenses of $2,527 and $4,126 for the three months ended December 31, 2014 and 2013, respectively, and $4,953 and $7,554 for the six months ended December 31, 2014 and 2013, respectively)	92,150	87,370	167,450	160,201
Depreciation and amortization	28,245	24,388	65,846	47,195
Gain on sale of Fuse (see Note 4)	(23,764)	—	(186,178)	—
Operating income	138,337	96,547	335,687	136,410
Other income (expense):
Equity in loss of nonconsolidated affiliates	(30,151)	(738)	(32,755)	(738)
Interest income (including interest income from nonconsolidated affiliates of $426 and $122 for the three months ended December 31, 2014 and 2013, respectively, and $875 and $122 for the six months ended December 31, 2014 and 2013, respectively)	947	609	1,882	1,114
Interest expense	(1,662)	(1,822)	(3,324)	(3,615)
Miscellaneous income (including related party income of $644 and $1,278 for the three and six months ended December 31, 2014, respectively)	639	17	1,353	23
	(30,227)	(1,934)	(32,844)	(3,216)
Income from operations before income taxes	108,110	94,613	302,843	133,194
Income tax expense	(46,880)	(34,104)	(133,540)	(48,817)
Net income	$61,230	$60,509	$169,303	$84,377
Basic earnings per common share	$0.79	$0.79	$2.18	$1.10
Diluted earnings per common share	$0.78	$0.77	$2.16	$1.08
Weighted-average number of common shares outstanding:
Basic	77,727	77,035	77,611	77,024
Diluted	78,252	78,116	78,271	78,109
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014		2013		2014		2013
Net income		$61,230		$60,509		$169,303		$84,377
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	$571		$360		$1,142		$722
Amortization of net prior service credit included in net periodic benefit cost	(29)	$542	(31)	$329	(58)	$1,084	(63)	$659
Other comprehensive income, before income taxes		542		329		1,084		659
Income tax expense related to items of other comprehensive income		(234)		(140)		(465)		(281)
Other comprehensive income		308		189		619		378
Comprehensive income		$61,538		$60,698		$169,922		$84,755

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$169,303	$84,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,846	47,195
Amortization of deferred financing costs	800	1,090
Share-based compensation expense	10,644	8,467
Excess tax benefit on share-based awards	(10,245)	(1,203)
Gain on sale of Fuse, before income taxes	(186,178)	—
Change in income taxes payable and deferred income taxes related to the sale of Fuse	29,066	—
Equity in loss of nonconsolidated affiliates	32,755	738
Provision for doubtful accounts	202	13
Change in assets and liabilities:
Accounts receivable, net	(4,422)	(4,238)
Net related party receivables	(561)	(7,817)
Prepaid expenses and other assets	(29,817)	(24,195)
Accounts payable	7,289	5,655
Net related party payables	774	839
Income taxes payable, excluding the impact of the change in income taxes payable related to the sale of Fuse	12,504	(6,061)
Accrued and other liabilities	(48,922)	17,076
Deferred revenue	61,786	91,440
Deferred income taxes, excluding the impact of the change in deferred income taxes related to the sale of Fuse	4,221	10,491
Net cash provided by operating activities	115,045	223,867
Cash flows from investing activities:
Capital expenditures	(41,161)	(194,859)
Proceeds from sale of Fuse, net of transaction costs (see Note 4)	228,063	—
Investments in and loans to nonconsolidated affiliates	(7,947)	(151,135)
Net cash provided by (used in) investing activities	178,955	(345,994)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(125)
Payments for financing costs	(70)	—
Proceeds from stock option exercises	308	66
Repurchases of common stock	(1,398)	—
Taxes paid in lieu of shares issued for equity-based compensation	(16,416)	(2,401)
Excess tax benefit on share-based awards	10,245	1,203
Net cash used in financing activities	(7,331)	(1,257)
Net increase (decrease) in cash and cash equivalents	286,669	(123,384)
Cash and cash equivalents at beginning of period	92,251	277,913
Cash and cash equivalents at end of period	$378,920	$154,529
Supplemental Data:
Income taxes paid, net	$83,499	$44,290
Non-cash investing activities:
Capital expenditures incurred but not yet paid	$13,767	$64,910
Interest in SiTV Media, LLC received from sale of Fuse (see Note 4)	24,000	—
Asset retirement obligations	—	(4,370)

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2014	$775	$1,081,055	$(7,537)	$552,862	$(22,711)	$1,604,444
Net income	—	—	—	169,303	—	169,303
Other comprehensive income	—	—	—	—	619	619
Comprehensive income						169,922
Exercise of stock options	1	280	—	—	—	281
Share-based compensation expense	—	10,644	—	—	—	10,644
Tax withholding associated with shares issued for equity-based compensation	—	(16,416)	—	—	—	(16,416)
Excess tax benefit on share-based awards	—	10,245	—	—	—	10,245
Repurchases of common stock	—	—	(1,398)	—	—	(1,398)
Shares issued upon distribution of Restricted Stock Units	3	(406)	403	—	—	—
Balance as of December 31, 2014	$779	$1,085,402	$(8,532)	$722,165	$(22,092)	$1,777,722

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2013	$775	$1,070,764	$(14,179)	$437,794	$(16,219)	$1,478,935
Net income	—	—	—	84,377	—	84,377
Other comprehensive income	—	—	—	—	378	378
Comprehensive income						84,755
Exercise of stock options	—	(882)	979	—	—	97
Share-based compensation expense	—	8,467	—	—	—	8,467
Tax withholding associated with shares issued for equity-based compensation	—	(2,401)	—	—	—	(2,401)
Excess tax benefit on share-based awards	—	1,203	—	—	—	1,203
Balance as of December 31, 2013	$775	$1,077,151	$(13,200)	$522,171	$(15,841)	$1,571,056

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
The Madison Square Garden Company (together with its subsidiaries, the "Company" or "Madison Square Garden") is comprised of three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company's venues, and is comprised of the Company's regional sports networks, MSG Network and MSG+, collectively the "MSG Networks." MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular featuring the Radio City Rockettes (the "Rockettes"), that are performed in the Company's venues. MSG Sports owns and operates the following sports franchises: the New York Knicks (the "Knicks") of the National Basketball Association (the "NBA"), the New York Rangers (the "Rangers") of the National Hockey League (the "NHL"), the New York Liberty (the "Liberty") of the Women's National Basketball Association (the "WNBA"), the Hartford Wolf Pack of the American Hockey League (the "AHL"), which is the primary player development team for the Rangers, and the Westchester Knicks, an NBA Development League (the "NBADL") team. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of the Company's sports franchises' games.
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
On July 1, 2014, the Company completed its sale of Fuse, a national music television network (see Note 4). For all periods presented prior to the sale, MSG Media also included Fuse.
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
Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2014. The financial statements as of December 31, 2014 and for the three and six months ended December 31, 2014 and 2013 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company's fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company's fiscal year.
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, investments, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, revenue sharing expense (net of escrow), luxury tax expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
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
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Weighted-average shares for basic EPS	77,727	77,035	77,611	77,024
Dilutive effect of shares issuable under share-based compensation plans	525	1,081	660	1,085
Weighted-average shares for diluted EPS	78,252	78,116	78,271	78,109
Anti-dilutive shares	—	—	7	—

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 4. Disposition
On July 1, 2014, the Company completed the previously announced sale of Fuse to SiTV Media, Inc., the parent company of NUVOtv, for a cash purchase price of $231,995 (inclusive of a working capital adjustment) and a 15% equity interest in SiTV Media, LLC ("SiTV") (see Note 6). The Company's interest in SiTV was subject to potential reduction based on certain performance goals, which were satisfied during the three months ended December 31, 2014. As such, during the current quarter the Company recognized its interest in SiTV, and finalized a working capital adjustment, which resulted in the Company's Media segment recording a pre-tax gain of $23,764 for the three months ended December 31, 2014. The Company's MSG Media segment total pre-tax gain on the sale of Fuse, reflected in its results for the six months ended December 31, 2014, was $186,178 (net of transaction costs of $3,932). The pre-tax gain on the sale of Fuse is reflected in operating income in the accompanying consolidated statements of operations for the three and six months ended December 31, 2014.
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
Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players and certain other team personnel on the Company's sports teams for (i) waivers and contract termination costs and (ii) trades ("Team Personnel Transactions"). Team Personnel Transactions amounted to $4,291 and $4,380 for the three months ended December 31, 2014 and 2013, respectively, and $4,675 and $5,808 for the six months ended December 31, 2014 and 2013, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Investments in Nonconsolidated Affiliates
The Company’s investments in and loans to nonconsolidated affiliates consisted of the following:

	Ownership Percentage	Investment	Loan (b)	Total
December 31, 2014
Azoff MSG Entertainment LLC ("Azoff-MSG")	50%	$121,726	$56,000	$177,726
Brooklyn Bowl Las Vegas, LLC ("BBLV")	(a)	—	2,662	2,662
Tribeca Enterprises LLC ("Tribeca Enterprises")	50%	20,186	—	20,186
SiTV	15%	24,000	—	24,000
Total investments in and loans to nonconsolidated affiliates		$165,912	$58,662	$224,574

June 30, 2014
Azoff-MSG	50%	$125,677	$50,300	$175,977
BBLV	(a)	25,725	1,348	27,073
Tribeca Enterprises	50%	22,582	—	22,582
Total investments in and loans to nonconsolidated affiliates		$173,984	$51,648	$225,632

(a)
The Company will be entitled to receive back its capital, which was 74% and 78% of BBLV's total capital as of December 31, 2014 and June 30, 2014, respectively, plus a preferred return, after which the Company would own a 20% interest in BBLV.

(b)	Represents outstanding loan balance, inclusive of amounts due to the Company for interest of $62 and $313 as of December 31, 2014 and June 30, 2014, respectively.
The Company accounts for these investments under the equity method of accounting.
As a result of BBLV’s current liquidity position, the Company evaluated whether or not an impairment of its investment had occurred as of December 31, 2014. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $23,600 to write-off the carrying value of its equity investment in BBLV, which is reflected in equity in loss of nonconsolidated affiliates in the accompanying consolidated statements of operations for the three and six months ended December 31, 2014. The impairment charge was based on a comparison of the fair value of the investment, which was determined using a discounted cash flow analysis, to its carrying value.
In connection with the Company's investment in Azoff-MSG, the Company provides a revolving credit facility to the entity. This loan facility was increased to $100,000 in September 2014.
During the quarter ended December 31, 2014, the Company agreed to provide up to $1,000 of revolving credit loans to Tribeca Enterprises, of which no amount had been drawn down as of December 31, 2014.
On July 1, 2014, the Company received a 15% equity interest in SiTV that was subject to potential reduction based on certain performance goals, which were satisfied during the three months ended December 31, 2014 (see Note 4). Given that SiTV is a partnership and the Company's 15% ownership interest, the Company accounts for this investment under the equity method of accounting.
Note 7. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of December 31, 2014 and June 30, 2014 are as follows:

MSG Media	$424,508
MSG Entertainment	58,979
MSG Sports	218,187
$701,674

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

During the first quarter of fiscal year 2015, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
The Company's indefinite-lived intangible assets as of December 31, 2014 and June 30, 2014 are as follows:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
$163,850
During the first quarter of fiscal year 2015, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.
The Company's intangible assets subject to amortization are as follows:

December 31, 2014	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(33,731)	$49,313
Season ticket holder relationships	73,124	(51,290)	21,834
Suite holder relationships	15,394	(13,639)	1,755
Other intangibles	4,217	(2,012)	2,205
	$175,779	$(100,672)	$75,107

June 30, 2014	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(32,001)	$51,043
Season ticket holder relationships	73,124	(48,660)	24,464
Suite holder relationships	15,394	(12,940)	2,454
Other intangibles	4,217	(1,872)	2,345
	$175,779	$(95,473)	$80,306

Amortization expense for intangible assets amounted to $2,599 and $2,599 for the three months ended December 31, 2014 and 2013, respectively. For the six months ended December 31, 2014 and 2013 amortization expense was $5,199 and $5,199, respectively.
Note 8. Property and Equipment
As of December 31, 2014 and June 30, 2014, property and equipment consisted of the following assets:

	December 31, 2014	June 30, 2014
Land	$91,678	$91,678
Buildings	1,098,300	1,077,823
Equipment	336,168	313,057
Aircraft	43,598	43,598
Furniture and fixtures	52,221	52,236
Leasehold improvements	148,551	151,536
Construction in progress	7,915	6,115
	1,778,431	1,736,043
Less accumulated depreciation and amortization	(539,725)	(483,576)
	$1,238,706	$1,252,467

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Depreciation and amortization expense on property and equipment amounted to $25,646 and $21,789 for the three months ended December 31, 2014 and 2013, respectively. Depreciation and amortization expense on property and equipment amounted to $60,647 and $41,996 for the six months ended December 31, 2014 and 2013, respectively.
During the first quarter of fiscal year 2015, the estimated useful life of the Company’s professional sports teams' plane was changed as a result of a transition by the teams to a new travel program. As a result of this change, the Company recorded accelerated depreciation on the plane of approximately $8,400 during the first quarter of fiscal year 2015.
Note 9. Debt
Revolving Credit Facility
On May 6, 2014, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $500,000 with a term of five years (the "Revolving Credit Facility").
The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00 subject to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Company. As of December 31, 2014, MSG L.P. was in compliance with the financial covenants in the Revolving Credit Facility. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of December 31, 2014, there was $7,460 in letters of credit issued and outstanding under the Revolving Credit Facility with available borrowing capacity of $492,540.
All obligations under the Revolving Credit Facility are guaranteed by MSG L.P.'s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries in accordance with the facility (the "Guarantors"). All obligations under the Revolving Credit Facility, including the guarantees of those obligations, are secured by certain of the assets of MSG L.P. and each Guarantor, (collectively, "Collateral") including, but not limited to, a pledge of the equity interests held directly or indirectly by MSG L.P. in each Guarantor. The Collateral, however, does not include, among other things, our sports franchises or other assets of any of MSG L.P.'s teams, including of the Knicks and Rangers, or any interests in real property of MSG L.P. or the Guarantors, including the Madison Square Garden Complex (which includes both The Garden and The Theater at Madison Square Garden), the Forum, the leasehold interest in Radio City Music Hall and MSG L.P.'s real property interest in other venues.
MSG L.P. is required to pay a commitment fee of 0.40% in respect of the average daily unused commitments thereunder and pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Revolving Credit Facility.
The Company is amortizing on a straight-line basis deferred financing costs of approximately $8,000 to interest expense over the five-year term of the Revolving Credit Facility.
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
See Note 6 for information on the revolving credit facilities provided by the Company to Azoff-MSG and Tribeca Enterprises.
Legal Matters
In March 2012, the Company was named as a defendant in two purported class action antitrust lawsuits brought in the United States District Court for the Southern District of New York against the NHL and certain NHL member clubs, regional sports

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

networks and cable and satellite distributors. The complaints, which are substantially identical, primarily assert that certain of the NHL's current rules and agreements entered into by defendants, which are alleged by the plaintiffs to provide certain territorial and other exclusivities with respect to the television and online distribution of live hockey games, violate Sections 1 and 2 of the Sherman Antitrust Act. The complaints seek injunctive relief against the defendants' continued violation of the antitrust laws, treble damages, attorneys' fees and pre- and post-judgment interest. On July 27, 2012, the Company and the other defendants filed a motion to dismiss the complaints (which have been consolidated for procedural purposes). On December 5, 2012, the Court issued an Opinion and Order largely denying the motion to dismiss. On April 8, 2014, following the conclusion of fact discovery, all defendants filed motions for summary judgment seeking dismissal of the complaints in their entirety. On August 8, 2014, the Court denied the motions for summary judgment. The defendants, including the Company, are vigorously defending the claims.
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

•	Level III — Instruments whose significant value drivers are unobservable.
The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
December 31, 2014
Assets:
Money market accounts	$247,000	$—	$—	$247,000
Time deposits	80,906	—	—	80,906
Total assets measured at fair value	$327,906	$—	$—	$327,906
June 30, 2014
Assets:
Money market accounts	$61,941	$—	$—	$61,941
Time deposits	24,120	—	—	24,120
Total assets measured at fair value	$86,061	$—	$—	$86,061
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
Note 12. Pension Plans and Other Postretirement Benefit Plan
The Company sponsors a non-contributory qualified cash balance retirement plan covering its non-union employees (the "MSG Cash Balance Pension Plan") and an unfunded non-contributory, non-qualified excess cash balance plan covering certain employees who participate in the underlying qualified plan (collectively, the "MSG Cash Balance Plans").
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
Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan recognized in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2014 and 2013 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Service cost	$1,738	$1,571	$61	$53
Interest cost	1,979	1,877	93	88
Expected return on plan assets	(916)	(958)	—	—
Recognized actuarial loss (gain) (a)	565	362	6	(2)
Amortization of unrecognized prior service cost (credit) (a)	6	7	(35)	(38)
Net periodic benefit cost	$3,372	$2,859	$125	$101

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Service cost	$3,476	$3,141	$122	$105
Interest cost	3,958	3,755	186	177
Expected return on plan assets	(1,832)	(1,917)	—	—
Recognized actuarial loss (gain) (a)	1,130	725	12	(3)
Amortization of unrecognized prior service cost (credit) (a)	12	13	(70)	(76)
Net periodic benefit cost	$6,744	$5,717	$250	$203

(a) Reflects amounts reclassified from accumulated other comprehensive loss.

In addition, the Company sponsors the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (the "MSG Savings Plans"). Expenses related to the MSG Savings Plans included in the accompanying consolidated statements of operations were $870 and $816 for the three months ended December 31, 2014 and 2013, respectively. For the six months ended December 31, 2014 and 2013 expenses related to the Savings Plans were $1,767 and $1,760, respectively.

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
Share-based compensation expense reduced for estimated forfeitures was $7,027 and $5,637 for the three months ended December 31, 2014 and 2013, respectively. Share-based compensation expense reduced for estimated forfeitures was $10,644 and $8,467 for the six months ended December 31, 2014 and 2013, respectively. Share-based compensation expense for the three and six months ended December 31, 2014 is presented within selling, general and administrative expenses and direct operating expenses. Share-based compensation expense for the three and six months ended December 31, 2013 is presented within selling, general and administrative expenses.
Stock Options Award Activity
The following table summarizes activity relating to holders (including Company, Cablevision and AMC Networks Inc. ("AMC Networks") employees and directors) of the Company's stock options for the six months ended December 31, 2014:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Non-Performance Vesting Options	Performance Vesting Options (a)
Balance as of June 30, 2014	178	20	$11.74	1.40	$10,025
Exercised (b)	(32)	(3)	$8.89
Balance as of December 31, 2014	146	17	$12.34	1.10	$10,275
Exercisable as of December 31, 2014	146	17	$12.34	1.10	$10,275
_____________________

(a)	The Cablevision performance objective with respect to these awards has been achieved.

(b)
Stock options exercised include 3 Company stock options that were exercised pursuant to a cashless exercise, of which 2 Company stock options were surrendered to the Company in order to meet tax withholding requirements and for the exercise price of the stock options. The Company remitted to Cablevision $91, which represents the aggregate value on the exercise date of the stock options that were surrendered to the Company to meet tax withholding requirements. This amount is reflected as a financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2014 and has been classified as additional paid-in capital.

The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock for all options outstanding (and all exercisable) which were all in-the-money at December 31, 2014 and June 30, 2014, as applicable. For the six months ended December 31, 2014 the aggregate intrinsic value of the Company's stock options exercised was $1,942, determined as of the date of option exercise.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Restricted Share Units Award Activity
The following table summarizes activity relating to the Company's RSUs for the six months ended December 31, 2014:

	Number of
	Non-Performance Vesting RSUs	Performance Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance, June 30, 2014	776	476	$38.10
Granted	248	58	$67.30
Vested	(427)	(338)	$34.16
Forfeited	(89)	(7)	$53.99
Unvested award balance, December 31, 2014	508	189	$55.21

The fair value of RSUs that vested during the six months ended December 31, 2014 was $51,827. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued with new shares of the Company's Class A Common Stock. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 250 of these RSUs, with an aggregate value of $16,325 were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2014.
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
Note 14. Stock Repurchase Program
On October 27, 2014, the Company’s board of directors authorized the repurchase of up to $500,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.
As of December 31, 2014, the Company repurchased 19 shares, which are determined based on the settlement date of such trades, for a total cost of $1,398. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of December 31, 2014. As of December 31, 2014, the Company had $498,602 of availability remaining under its stock repurchase authorization.
Note 15. Related Party Transactions
As of December 31, 2014, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 1.8% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 69% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan family are also the controlling stockholders of both Cablevision and AMC Networks.
The Company has entered into various agreements with Cablevision and AMC Networks in connection with, and subsequent to, the Distribution. These agreements include arrangements with respect to a number of ongoing commercial relationships including affiliation agreements for carriage by Cablevision of MSG Networks and, prior to its sale, Fuse (see Note 4). The Company also has certain financing and commercial arrangements with our nonconsolidated affiliates.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues and Operating Expenses
The following table summarizes the composition and amounts of related party transactions that are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenues	$43,269	$45,503	$84,437	$91,341
Operating expenses:
Origination, master control and technical services	$1,423	$2,258	$2,759	$4,460
Advertising	2,899	4,225	4,635	6,692
Corporate general and administrative	474	332	1,154	989
Telephone and other fiber optic transmission services	596	540	1,193	990
Other	323	462	415	924
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
Other Operating Expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. The Company has also entered into transactions with certain entities owned and controlled by members of the Dolan family related to aircraft usage. Amounts charged to the Company for other transactions with its related parties are net of amounts charged by the Company to the Knickerbocker Group, LLC, an entity owned by James L. Dolan, the Executive Chairman and a director of the Company, for office-related services.
Other
Miscellaneous income in the accompanying consolidated statement of operations for the three and six months ended December 31, 2014 includes $644 and $1,278, respectively, of income related to certain space leased and/or licensed by related parties from the Company.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Capital lease assets for transponder space had been subleased to the Company from a related party. As of June 30, 2014, the Company had $1,967 of related party capital lease obligations which were recorded in liabilities held for sale in the accompanying consolidated balance sheet (see Note 4).
See Note 6 for information on loans that the Company provides to Azoff-MSG, BBLV and Tribeca Enterprises.
See Note 13 for information on share-based payment awards initially granted under Cablevision equity award programs.
Note 16. Income Taxes
Income tax expense for the three and six months ended December 31, 2014 was $46,880 and $133,540, respectively. The effective tax rate for the three months ended December 31, 2014 of 43.4% differs from the statutory federal rate of 35% due principally to the impact of state and local income taxes, changes in state tax rates used to value deferred taxes in connection with the filing of the Company’s 2013 state income tax returns and non-deductible expenses. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction. The effective tax rate for the six months ended December 31, 2014 of 44.1% differs from the statutory federal rate of 35% due principally to the impact of state and local income taxes, changes in state tax rates used to value deferred taxes in connection with the filing of the Company’s 2013 state income tax returns and due to the sale of Fuse, and non-deductible expenses. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction and the tax return to book provision adjustment in connection with the filing of the Company’s federal income tax return.
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
During the fourth quarter of fiscal year 2014, the State of New York commenced an examination of the Company's State of New York income tax returns as filed for the tax years ended December 31, 2010, 2011, and 2012. The examination is currently in fieldwork. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
Note 17. Segment Information
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Information as to the operations of the Company's reportable segments is set forth below.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues
MSG Media	$166,220	$180,709	$308,890	$347,324
MSG Entertainment	194,125	163,100	259,360	191,725
MSG Sports	202,512	183,389	256,017	221,554
All other	177	123	353	246
Inter-segment eliminations (a)	(20,506)	(17,942)	(40,352)	(35,885)
	$542,528	$509,379	$784,268	$724,964

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
AOCF
MSG Media	$89,091	$85,794	$170,185	$167,244
MSG Entertainment	56,146	42,320	51,726	27,310
MSG Sports	14,944	1,102	22,568	4,025
All other (b) (c)	(10,336)	(2,644)	(18,480)	(6,507)
	$149,845	$126,572	$225,999	$192,072

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Depreciation and amortization
MSG Media	$3,313	$3,953	$6,472	$7,975
MSG Entertainment	2,546	2,576	5,072	4,960
MSG Sports	2,767	2,594	15,735	5,076
All other (d)	19,619	15,265	38,567	29,184
	$28,245	$24,388	$65,846	$47,195

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Share-based compensation expense
MSG Media	$604	$1,177	$1,520	$1,902
MSG Entertainment	1,311	1,561	2,577	2,576
MSG Sports	763	1,419	1,802	2,270
All other (c)	4,349	1,480	4,745	1,719
	$7,027	$5,637	$10,644	$8,467

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Gain on sale of Fuse (see Note 4)
MSG Media	$23,764	$—	$186,178	$—
	$23,764	$—	$186,178	$—

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Operating income (loss)
MSG Media	$108,938	$80,664	$348,371	$157,367
MSG Entertainment	52,289	38,183	44,077	19,774
MSG Sports	11,414	(2,911)	5,031	(3,321)
All other	(34,304)	(19,389)	(61,792)	(37,410)
	$138,337	$96,547	$335,687	$136,410

A reconciliation of reportable segment operating income to the Company's consolidated income from operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Total operating income for reportable segments	$172,641	$115,936	$397,479	$173,820
Other operating loss	(34,304)	(19,389)	(61,792)	(37,410)
Operating income	138,337	96,547	335,687	136,410
Items excluded from operating income:
Equity in loss of nonconsolidated affiliates	(30,151)	(738)	(32,755)	(738)
Interest income	947	609	1,882	1,114
Interest expense	(1,662)	(1,822)	(3,324)	(3,615)
Miscellaneous income (e)	639	17	1,353	23
Income from operations before income taxes	$108,110	$94,613	$302,843	$133,194

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Capital expenditures
MSG Media	$2,629	$530	$3,683	$1,268
MSG Entertainment	1,104	2,209	1,906	3,833
MSG Sports	2,010	1,449	3,082	2,927
All other (f)	27,391	98,031	32,490	186,831
	$33,134	$102,219	$41,161	$194,859
_________________

(a)
Represents local media rights recognized as revenues by the Company's MSG Sports segment from the licensing of team related programming to the Company's MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.

(b)	Consists of unallocated corporate general and administrative costs.

(c)	The amounts for the three and six months ended December 31, 2014 include executive management transition costs.

(d)
Principally includes depreciation and amortization expense on The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company's reportable segments.

(e)	Miscellaneous income for the three and six months ended December 31, 2014 primarily includes income related to certain space leased and/or licensed by related parties from the Company.

(f)	Capital expenditures associated with the comprehensive transformation of The Garden into a state-of-the-art arena and the renovation of the Forum are reflected in these amounts.
Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Note 18. Concentration of Risk
The accompanying consolidated balance sheets as of December 31, 2014 and June 30, 2014 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

Reported in	December 31, 2014	June 30, 2014
Prepaid expenses	$3,000	$1,000
Other current assets	2,000	2,000
Other assets	42,000	42,000
	$47,000	$45,000
Note 19. Other Matters
On October 27, 2014, the Company’s board of directors unanimously approved a plan to explore a possible spin-off that would separate its entertainment businesses from its media and sports businesses, creating two distinct publicly traded companies. Subsequently, on December 18, 2014, the Company's board of directors authorized and directed the Company’s management also to consider other spin-off structures including, without limitation, a separation of the Company’s sports and entertainment businesses from its media business. If the Company proceeds with a spin-off transaction, it would be structured as a tax-free pro rata spin-off to all shareholders. There can be no assurance that a spin-off transaction will be completed. Completion of a spin-off would be subject to various conditions, as well as final board approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of the Company and its segments, including possible changes to the Company's luxury tax expense based on the Knicks' roster and impacts on advertising sales as a result of Knicks' ratings. Words such as "expects," "anticipates," "believes," "estimates," "may," "will," "should," "could," "potential," "continue," "intends," "plans," and similar words and terms used in the discussion of future operating and financial performance and plans identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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

•
the successful development of new live productions and enhancements to existing productions and the investments associated with such development or enhancements, including the New York Spring Spectacular, the Company's new large scale theatrical production;

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
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the Company's unaudited consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2014 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to "we," "us," "our," "Madison Square Garden" or the "Company" refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is comprised of three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company's venues, and is comprised of the Company's regional sports networks, MSG Network and MSG+, collectively the "MSG Networks." MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular featuring the Radio City Rockettes (the "Rockettes"), that are performed in the Company's venues. MSG Sports owns and operates the following sports franchises: the New York Knicks (the "Knicks") of the NBA, the New York Rangers (the "Rangers") of the NHL, the New York Liberty (the "Liberty") of the Women's National Basketball Association, the Hartford Wolf Pack of the American Hockey League, which is the primary player development team for the Rangers, and the Westchester Knicks, an NBA Development League team. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of the Company's sports franchises' games.
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
On July 1, 2014, the Company completed its sale of Fuse, a national music television network. For all periods presented prior to the sale, MSG Media also included Fuse.
On October 27, 2014, the Company’s board of directors unanimously approved a plan to explore a possible spin-off that would separate its entertainment businesses from its media and sports businesses, creating two distinct publicly traded companies. Subsequently, on December 18, 2014, the Company's board of directors authorized and directed the Company’s management also to consider other spin-off structures including, without limitation, a separation of the Company’s sports and entertainment businesses from its media business. If the Company proceeds with a spin-off transaction, it would be structured as a tax-free pro rata spin-off to all shareholders. There can be no assurance that a spin-off transaction will be completed. Completion of a spin-off would be subject to various conditions, as well as final board approval.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2014 compared to the three and six months ended December 31, 2013 on both a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended December 31, 2014 compared to the six months ended December 31, 2013, as well as certain contractual obligations and off balance sheet arrangements.
Seasonality of Our Business. This section discusses the seasonal performance of our MSG Sports and MSG Entertainment segments.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses recently issued accounting pronouncements not yet adopted by the Company, as well as the results of the Company's annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2015. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2014 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies" and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations
Comparison of the Three Months Ended December 31, 2014 versus the Three Months Ended December 31, 2013
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended December 31,				Increase (Decrease) in Net Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$542,528	100%	$509,379	100%	$33,149

Direct operating expenses	307,560	57%	301,074	59%	(6,486)
Selling, general and administrative expenses	92,150	17%	87,370	17%	(4,780)
Depreciation and amortization	28,245	5%	24,388	5%	(3,857)
Gain on sale of Fuse	(23,764)	(4)%	—	NM	23,764
Operating income	138,337	25%	96,547	19%	41,790
Other income (expense):
Equity in loss of nonconsolidated affiliates	(30,151)	(6)%	(738)	NM	(29,413)
Interest expense, net	(715)	NM	(1,213)	NM	498
Miscellaneous income	639	NM	17	NM	622
Income from operations before income taxes	108,110	20%	94,613	19%	13,497
Income tax expense	(46,880)	(9)%	(34,104)	(7)%	(12,776)
Net income	$61,230	11%	$60,509	12%	$721
_________________
NM – Percentage is not meaningful
The comparability of the results of operations of the Company and the MSG Media segment for the three months ended December 31, 2014 to the prior year period was impacted by the Company's sale of Fuse, which was completed on July 1, 2014. Fuse generated meaningful revenues in the prior year period but did not have a material impact on MSG Media or total Company adjusted operating cash flow ("AOCF").
See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.
Revenues
Revenues for the three months ended December 31, 2014 increased $33,149, or 7%, to $542,528 as compared to the prior year period. The net increase is attributable to the following:

Decrease in MSG Media segment revenues	$(14,489)
Increase in MSG Entertainment segment revenues	31,025
Increase in MSG Sports segment revenues	19,123
Increase in other revenues	54
Inter-segment eliminations	(2,564)
$33,149

Direct operating expenses
Direct operating expenses for the three months ended December 31, 2014 increased $6,486, or 2%, to $307,560 as compared to the prior year period. The net increase is attributable to the following:

Decrease in MSG Media segment expenses	$(8,233)
Increase in MSG Entertainment segment expenses	17,109
Increase in MSG Sports segment expenses	174
Inter-segment eliminations	(2,564)
$6,486
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2014 increased $4,780, or 5%, to $92,150 as compared to the prior year period. The net increase is attributable to the following:

Decrease in MSG Media segment expenses	$(10,126)
Decrease in MSG Entertainment segment expenses	(160)
Increase in MSG Sports segment expenses	4,451
Increase in other expenses	10,615
$4,780
The increase in other expenses was primarily due to executive management transition costs recorded during the current year period and higher professional fees.
Depreciation and amortization
Depreciation and amortization for the three months ended December 31, 2014 increased $3,857, or 16%, to $28,245 as compared to the prior year period primarily driven by higher depreciation expense on property and equipment placed into service associated with the comprehensive transformation of The Garden into a state-of-the-art arena (the "Transformation") and the renovation of the Forum. These increases are partially offset by the absence of depreciation expense on Fuse's property and equipment.
Gain on sale of Fuse
Gain on sale of Fuse for the three months ended December 31, 2014 represents the Company's recognition of its 15% equity interest in SiTV Media, LLC ("SiTV") and the finalization of a working capital adjustment. The Company's interest in SiTV was subject to potential reduction based on certain performance goals, which were satisfied during the three months ended December 31, 2014 (see Note 4 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q).
Equity in loss of nonconsolidated affiliates
Equity in loss of nonconsolidated affiliates for the three months ended December 31, 2014 increased $29,413 to $30,151 primarily as a result of the Company recording a pre-tax non-cash impairment charge of $23,600 to write-off the carrying value of its equity investment in BBLV during the current year period (see Note 6 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q) and its share of the net loss of BBLV.
Miscellaneous income
Miscellaneous income for the three months ended December 31, 2014 includes income related to certain space leased and/or licensed by related parties from the Company.
Income taxes
Income tax expense for the three months ended December 31, 2014 was $46,880. The effective tax rate for the three months ended December 31, 2014 of 43.4% differs from the statutory federal rate of 35% due principally to the impact of state and local income taxes, changes in state tax rates used to value deferred taxes in connection with the filing of the Company’s 2013 state income tax returns and non-deductible expenses. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction.
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
Adjusted operating cash flow
The Company evaluates segment performance based on several factors, of which the key financial measure is operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits and (iv) gains or losses on sales or dispositions of businesses, which is referred to as AOCF, a non-GAAP measure. The Company has presented the components that reconcile AOCF to operating income, an accepted GAAP measure.
The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	December 31,
	2014	2013
Operating income	$138,337	$96,547	$41,790
Share-based compensation	7,027	5,637	1,390
Depreciation and amortization	28,245	24,388	3,857
Gain on sale of Fuse	(23,764)	—	(23,764)
AOCF	$149,845	$126,572	$23,273
AOCF for the three months ended December 31, 2014 increased $23,273, or 18%, to $149,845 as compared to the prior year period. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$3,297
Increase in AOCF of the MSG Entertainment segment	13,826
Increase in AOCF of the MSG Sports segment	13,842
Other net decreases	(7,692)
$23,273
Other net decreases were primarily due to higher professional fees and executive management transition costs recorded during the current year period.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Three Months Ended December 31,				Increase (Decrease) in Operating Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$166,220	100%	$180,709	100%	$(14,489)
Direct operating expenses	59,355	36%	67,588	37%	8,233
Selling, general and administrative expenses	18,378	11%	28,504	16%	10,126
Depreciation and amortization	3,313	2%	3,953	2%	640
Gain on sale of Fuse	(23,764)	(14)%	—	NM	23,764
Operating income	$108,938	66%	$80,664	45%	$28,274

The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	December 31,
	2014	2013
Operating income	$108,938	$80,664	$28,274
Share-based compensation	604	1,177	(573)
Depreciation and amortization	3,313	3,953	(640)
Gain on sale of Fuse	(23,764)	—	(23,764)
AOCF	$89,091	$85,794	$3,297
Revenues
Revenues for the three months ended December 31, 2014 decreased $14,489, or 8%, to $166,220 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in affiliation fee revenue	$(10,262)
Decrease in advertising revenue	(5,365)
Other net increases	1,138
$(14,489)
The decrease in affiliation fee revenue was due to the absence of affiliation fee revenue for Fuse, as the Company completed its sale of the network on July 1, 2014, partially offset by a small increase in affiliation fee revenue at MSG Networks. The increase in affiliation fee revenue at MSG Networks was primarily due to higher affiliation rates and, to a lesser extent, the favorable impact of affiliate adjustments, partially offset by the impact of a low single digit percentage decrease in subscribers as compared to the prior year period.
The decrease in advertising revenue was primarily attributable to the absence of advertising revenue for Fuse partially offset by an increase at MSG Networks. The Company expects advertising sales results to be negatively impacted in the second half of this fiscal year due to Knicks' ratings being down on a year over year basis.
Other net increases primarily reflect a retroactive royalty payment recognized in the current year period.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2014 decreased $8,233, or 12%, to $59,355 as compared to the prior year period primarily attributable to the absence of expenses for Fuse, which were partially offset by higher expenses at MSG Networks. The increase in direct operating expenses at MSG Networks was primarily due to higher programming acquisition costs (rights fees), including rights fees from the licensing of MSG Sports' team related programming and, to a lesser extent, other programming cost increases.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2014 decreased $10,126, or 36%, to $18,378 as compared to the prior year period primarily due to the absence of expenses for Fuse.
Depreciation and amortization
Depreciation and amortization for the three months ended December 31, 2014 decreased $640, or 16%, to $3,313 as compared to the prior year period primarily due to the absence of depreciation expense on Fuse's property and equipment partially offset by higher depreciation expense at MSG Networks.
Gain on sale of Fuse
Gain on sale of Fuse for the three months ended December 31, 2014 represents the Company's recognition of its 15% equity interest in SiTV and the finalization of a working capital adjustment. The Company's interest in SiTV was subject to potential reduction based on certain performance goals, which were satisfied during the three months ended December 31, 2014 (see Note 4 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q).

AOCF
AOCF for the three months ended December 31, 2014 increased $3,297, or 4%, to $89,091 as compared to the prior year period primarily driven by lower selling, general and administrative expenses and direct operating expenses largely offset by a decrease in revenues, as discussed above.
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Three Months Ended December 31,				Increase (Decrease) in Operating Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$194,125	100%	$163,100	100%	$31,025
Direct operating expenses	118,936	61%	101,827	62%	(17,109)
Selling, general and administrative expenses	20,354	10%	20,514	13%	160
Depreciation and amortization	2,546	1%	2,576	2%	30
Operating income	$52,289	27%	$38,183	23%	$14,106
The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	December 31,
	2014	2013
Operating income	$52,289	$38,183	$14,106
Share-based compensation	1,311	1,561	(250)
Depreciation and amortization	2,546	2,576	(30)
AOCF	$56,146	$42,320	$13,826
Revenues
Revenues for the three months ended December 31, 2014 increased $31,025, or 19%, to $194,125 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at the Forum	$13,522
Increase in event-related revenues at The Garden	8,298
Increase in revenues from the presentation of the Radio City Christmas Spectacular franchise	4,233
Increase in event-related revenues at The Chicago Theatre	3,749
Increase in venue-related sponsorship and signage and suite rental fee revenues	2,261
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	(2,358)
Other net increases	1,320
$31,025
The increase in event-related revenues at the Forum was primarily due to the venue being available for events during the current year period whereas during the prior year period the venue was closed due to the renovation.
The increase in event-related revenues at The Garden was due to additional events promoted by MSG Entertainment held at the venue during the current year period as compared to the prior year period.
The increase in revenues from the presentation of the Radio City Christmas Spectacular franchise was primarily driven by the Radio City Music Hall production of the show. The increase in revenues from the Radio City Music Hall production was primarily due to higher ticket-related revenue, mainly a result of higher average ticket prices and higher attendance, despite five fewer performances as compared to the prior year period. During the 2014 holiday season more than one million tickets were sold to the Radio City Music Hall production, which represents a low single digit percentage increase over the prior year period.

The increase in event-related revenues at The Chicago Theatre was primarily due to more events held at the venue during the current year period as compared to the prior year period.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to increased sponsorship revenues as a result of the re-opening of the Forum, higher suite rental fee revenue and expanded inventory at The Garden.
The decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily due to fewer events held at the venue during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2014 increased $17,109, or 17%, to $118,936 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related direct operating expenses at the Forum	$7,671
Increase in event-related direct operating expenses at The Garden	6,757
Increase in event-related direct operating expenses at The Chicago Theatre	2,694
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	(1,485)
Decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	(156)
Other net increases	1,628
$17,109
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2014 decreased $160, or 1%, to $20,354 as compared to the prior year period mainly due to the impact of costs recorded in the prior year period associated with the re-opening of the Forum and the debut of the fully transformed Madison Square Garden Arena largely offset by higher allocated corporate general and administrative costs and, to a lesser extent, other cost increases.
AOCF
AOCF for the three months ended December 31, 2014 increased $13,826, or 33%, to $56,146 as compared to the prior year period driven by an increase in revenues partially offset by higher direct operating expenses, as discussed above.
The Company regularly evaluates the theatrical productions of the Radio City Christmas Spectacular presented outside of New York and has made the decision to end these productions outside of New York as the Company continues to explore new approaches to best showcase the Radio City Christmas Spectacular and Rockettes brands. The theatrical productions of the Radio City Christmas Spectacular presented outside of New York generated direct contribution of approximately $4,400 during the 2014 holiday season.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Three Months Ended December 31,				(Increase) Decrease in Operating Loss
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$202,512	100%	$183,389	100%	$19,123
Direct operating expenses	149,775	74%	149,601	82%	(174)
Selling, general and administrative expenses	38,556	19%	34,105	19%	(4,451)
Depreciation and amortization	2,767	1%	2,594	1%	(173)
Operating income (loss)	$11,414	6%	$(2,911)	(2)%	$14,325

The following is a reconciliation of operating income (loss) to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	December 31,
	2014	2013
Operating income (loss)	$11,414	$(2,911)	$14,325
Share-based compensation	763	1,419	(656)
Depreciation and amortization	2,767	2,594	173
AOCF	$14,944	$1,102	$13,842

Revenues
Revenues for the three months ended December 31, 2014 increased $19,123, or 10%, to $202,512 as compared to the prior year period. The net increase is attributable to the following:

Increase in professional sports teams’ pre/regular season ticket-related revenue	$9,101
Increase in suite rental fee revenue	3,420
Increase in broadcast rights fees from MSG Media	2,564
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	2,111
Increase in professional sports teams’ sponsorship and signage revenues	1,862
Increase in revenues from league distributions	1,801
Decrease in event-related revenues from other live sporting events	(1,738)
Other net increases	2
$19,123
The increase in professional sports teams’ pre/regular season ticket-related revenue was primarily due to the Knicks and Rangers playing three additional pre-season games at The Garden during the current year period and, to a lesser extent, higher average per-game revenue. The Garden was fully open during the current year period versus the prior year period, in which The Garden was closed until late October due to the final phase of the Transformation.
The increase in suite rental fee revenue was primarily due to the absence of the prior year period off-season shutdown associated with the Transformation, contractual rate increases, and additional sales of suite products.
The increase in broadcast rights fees from MSG Media was primarily due to the overall increase in the number of events exclusively available to MSG Networks during the current year period and, to a lesser extent, higher fees as compared to the prior year period.
The increase in professional sports teams' pre/regular season food, beverage and merchandise sales was primarily due to the additional Knicks and Rangers pre-season games at The Garden during the current year period and higher average per-game revenue as compared to the prior year period.
The increase in professional sports teams' sponsorship and signage revenues primarily reflects expanded inventory and increased sales of existing inventory.
The decrease in event-related revenues from other live sporting events was primarily due to a change in the mix of events as compared to the prior year period. Event-related revenues from other live sporting events include ticket-related revenues, venue license fees the Company charges to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.

Direct operating expenses
Direct operating expenses for the three months ended December 31, 2014 increased $174, less than 1%, to $149,775 as compared to the prior year period. The net increase is attributable to the following:

Increase in team personnel compensation	$1,297
Increase in professional sports teams' pre/regular season expense associated with food, beverage and merchandise sales	1,067
Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	743
Decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	(1,800)
Decrease in event-related expenses associated with other live sporting events	(1,078)
Other net decreases	(55)
$174
The increase in team personnel compensation was primarily due to non-player team personnel increases and higher overall player salaries, inclusive of the impact of roster changes at the Company's sports teams.
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax) and net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) were as follows:

	Three Months Ended December 31,		Increase (Decrease)
	2014	2013
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	$19,952	$21,752	$(1,800)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	4,291	3,548	743
The decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects lower NBA luxury tax of $5,810 partially offset by higher net provisions for both NBA and NHL revenue sharing expense of $4,010. The decrease in provisions for NBA luxury tax for the three months ended December 31, 2014 was primarily due to a higher luxury tax threshold. The actual amounts for net provisions for NBA luxury tax and NBA and NHL revenue sharing expense for the 2014-15 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.

Team personnel transactions for the three months ended December 31, 2014 primarily reflect provisions recorded for player waivers/contract terminations. Team personnel transactions for the three months ended December 31, 2013 reflect provisions recorded for player waivers/contract terminations.
Other net decreases include the impact on team operating expenses from lower professional fees and player insurance largely offset by other team operating expense increases.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2014 increased $4,451, or 13%, to $38,556 as compared to the prior year period primarily due to higher allocated corporate general and administrative costs, team-related marketing costs and employee compensation and related benefits. These increases were partially offset by the absence of marketing costs recorded in the prior year period associated with the debut of the fully transformed Madison Square Garden Arena.
AOCF
AOCF for the three months ended December 31, 2014 increased $13,842 to $14,944 as compared to the prior year period primarily due to an increase in revenues partially offset by higher selling, general and administrative expenses and, to a lesser extent, higher direct operating expenses, as discussed above.

During January 2015, the Knicks executed multiple player transactions. While the team’s roster could still change, the current roster would result in luxury tax expense that is significantly below last season on a year-over-year basis, and is low in absolute dollars for fiscal year 2015. This decrease would be reflected in the Company's results over the next two quarters.
Comparison of the Six Months Ended December 31, 2014 versus the Six Months Ended December 31, 2013
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Six Months Ended December 31,				Increase (Decrease) in Net Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$784,268	100%	$724,964	100%	$59,304

Direct operating expenses	401,463	51%	381,158	53%	(20,305)
Selling, general and administrative expenses	167,450	21%	160,201	22%	(7,249)
Depreciation and amortization	65,846	8%	47,195	7%	(18,651)
Gain on sale of Fuse	(186,178)	(24)%	—	NM	186,178
Operating income	335,687	43%	136,410	19%	199,277
Other income (expense):
Equity in loss of nonconsolidated affiliates	(32,755)	(4)%	(738)	NM	(32,017)
Interest expense, net	(1,442)	NM	(2,501)	NM	1,059
Miscellaneous income	1,353	NM	23	NM	1,330
Income from operations before income taxes	302,843	39%	133,194	18%	169,649
Income tax expense	(133,540)	(17)%	(48,817)	(7)%	(84,723)
Net income	$169,303	22%	$84,377	12%	$84,926
_________________
NM – Percentage is not meaningful
The comparability of the results of operations of the Company and the MSG Media segment for the six months ended December 31, 2014 to the prior year period was impacted by the Company's sale of Fuse, which was completed on July 1, 2014. Fuse generated meaningful revenues in the prior year period but did not have a material impact on MSG Media or total Company AOCF.
See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.
Revenues
Revenues for the six months ended December 31, 2014 increased $59,304, or 8%, to $784,268 as compared to the prior year period. The net increase is attributable to the following:

Decrease in MSG Media segment revenues	$(38,434)
Increase in MSG Entertainment segment revenues	67,635
Increase in MSG Sports segment revenues	34,463
Increase in other revenues	107
Inter-segment eliminations	(4,467)
$59,304

Direct operating expenses
Direct operating expenses for the six months ended December 31, 2014 increased $20,305, or 5%, to $401,463 as compared to the prior year period. The net increase is attributable to the following:

Decrease in MSG Media segment expenses	$(21,123)
Increase in MSG Entertainment segment expenses	41,906
Increase in MSG Sports segment expenses	3,989
Inter-segment eliminations	(4,467)
$20,305

Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2014 increased $7,249, or 5%, to $167,450 as compared to the prior year period. The net increase is attributable to the following:

Decrease in MSG Media segment expenses	$(20,634)
Increase in MSG Entertainment segment expenses	1,314
Increase in MSG Sports segment expenses	11,463
Increase in other expenses	15,106
$7,249
The increase in other expenses was primarily due to executive management transition costs recorded during the current year period and higher professional fees.
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2014 increased $18,651, or 40%, to $65,846 as compared to the prior year period primarily driven by accelerated depreciation in the current year period related to a change in the planned use of the Company’s professional sports teams' plane associated with a transition by the teams to a new travel program and higher depreciation expense on property and equipment placed into service associated with the Transformation and the renovation of the Forum. These increases are partially offset by the absence of depreciation expense on Fuse's property and equipment.
Gain on sale of Fuse
Gain on sale of Fuse for the six months ended December 31, 2014 represents the Company's gain, net of current year transaction costs, from the sale which was completed on July 1, 2014 (see Note 4 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q).
Equity in loss of nonconsolidated affiliates
Equity in loss of nonconsolidated affiliates for the six months ended December 31, 2014 increased $32,017 to $32,755 primarily as a result of the Company recording a pre-tax non-cash impairment charge of $23,600 to write-off the carrying value of its equity investment in BBLV during the current year period (see Note 6 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q) and its share of the net loss of BBLV.
Miscellaneous income
Miscellaneous income for the six months ended December 31, 2014 includes income related to certain space leased and/or licensed by related parties from the Company.
Income taxes
Income tax expense for the six months ended December 31, 2014 was $133,540. The effective tax rate for the six months ended December 31, 2014 of 44.1% differs from the statutory federal rate of 35% due principally to the impact of state and local income taxes, changes in state tax rates used to value deferred taxes in connection with the filing of the Company’s 2013 state income tax returns and due to the sale of Fuse (see Note 4 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q), and non-deductible expenses. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction and the tax return to book provision adjustment in connection with the filing of the Company’s federal income tax return.

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
AOCF
The following is a reconciliation of operating income to AOCF:

	Six Months Ended		Increase (Decrease) in AOCF
	December 31,
	2014	2013
Operating income	$335,687	$136,410	$199,277
Share-based compensation	10,644	8,467	2,177
Depreciation and amortization	65,846	47,195	18,651
Gain on sale of Fuse	(186,178)	—	(186,178)
AOCF	$225,999	$192,072	$33,927
AOCF for the six months ended December 31, 2014 increased $33,927, or 18%, to $225,999 as compared to the prior year period. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$2,941
Increase in AOCF of the MSG Entertainment segment	24,416
Increase in AOCF of the MSG Sports segment	18,543
Other net decreases	(11,973)
$33,927
Other net decreases were primarily due to higher professional fees and executive management transition costs recorded during the current year period.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Six Months Ended December 31,				Increase (Decrease) in Operating Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$308,890	100%	$347,324	100%	$(38,434)
Direct operating expenses	105,228	34%	126,351	36%	21,123
Selling, general and administrative expenses	34,997	11%	55,631	16%	20,634
Depreciation and amortization	6,472	2%	7,975	2%	1,503
Gain on sale of Fuse	(186,178)	(60)%	—	NM	186,178
Operating income	$348,371	113%	$157,367	45%	$191,004

The following is a reconciliation of operating income to AOCF:

	Six Months Ended		Increase (Decrease) in AOCF
	December 31,
	2014	2013
Operating income	$348,371	$157,367	$191,004
Share-based compensation	1,520	1,902	(382)
Depreciation and amortization	6,472	7,975	(1,503)
Gain on sale of Fuse	(186,178)	—	(186,178)
AOCF	$170,185	$167,244	$2,941
Revenues
Revenues for the six months ended December 31, 2014 decreased $38,434, or 11%, to $308,890 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in affiliation fee revenue	$(24,112)
Decrease in advertising revenue	(15,436)
Other net increases	1,114
$(38,434)
The decrease in affiliation fee revenue was due to the absence of affiliation fee revenue for Fuse, as the Company completed its sale of the network on July 1, 2014, partially offset by a small increase in affiliation fee revenue at MSG Networks. The increase in affiliation fee revenue at MSG Networks was primarily due to higher affiliation rates largely offset by the impact of a low single digit percentage decrease in subscribers as compared to the prior year period and, to a lesser extent, the unfavorable impact of affiliate adjustments.
The decrease in advertising revenue was primarily attributable to the absence of advertising revenue for Fuse partially offset by an increase at MSG Networks. The Company expects advertising sales results to be negatively impacted in the second half of this fiscal year due to Knicks' ratings being down on a year over year basis.
Other net increases primarily reflect a retroactive royalty payment recognized in the current year period.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2014 decreased $21,123, or 17%, to $105,228 as compared to the prior year period primarily attributable to the absence of expenses for Fuse, which were partially offset by higher expenses at MSG Networks. The increase in direct operating expenses at MSG Networks was primarily due to higher programming acquisition costs (rights fees), including rights fees from the licensing of MSG Sports' team related programming and, to a lesser extent, other programming cost increases.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2014 decreased $20,634, or 37%, to $34,997 as compared to the prior year period primarily due to the absence of expenses for Fuse.
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2014 decreased $1,503, or 19%, to $6,472 as compared to the prior year period primarily due to the absence of depreciation expense on Fuse's property and equipment partially offset by higher depreciation expense at MSG Networks.
Gain on sale of Fuse
Gain on sale of Fuse for the six months ended December 31, 2014 represents the Company's gain, net of current year transaction costs, from the sale which was completed on July 1, 2014 (see Note 4 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q).

AOCF
AOCF for the six months ended December 31, 2014 increased $2,941, or 2%, to $170,185 as compared to the prior year period primarily driven by lower direct operating expenses and selling, general and administrative expenses largely offset by a decrease in revenues, as discussed above.
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Six Months Ended December 31,				Increase (Decrease) in Operating Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$259,360	100%	$191,725	100%	$67,635
Direct operating expenses	171,707	66%	129,801	68%	(41,906)
Selling, general and administrative expenses	38,504	15%	37,190	19%	(1,314)
Depreciation and amortization	5,072	2%	4,960	3%	(112)
Operating income	$44,077	17%	$19,774	10%	$24,303
The following is a reconciliation of operating income to AOCF:

	Six Months Ended		Increase in AOCF
	December 31,
	2014	2013
Operating income	$44,077	$19,774	$24,303
Share-based compensation	2,577	2,576	1
Depreciation and amortization	5,072	4,960	112
AOCF	$51,726	$27,310	$24,416
Revenues
Revenues for the six months ended December 31, 2014 increased $67,635, or 35%, to $259,360 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$32,646
Increase in event-related revenues at the Forum	23,403
Increase in venue-related sponsorship and signage and suite rental fee revenues	5,911
Increase in revenues from the presentation of the Radio City Christmas Spectacular franchise	4,235
Increase in event-related revenues at The Chicago Theatre	2,967
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular	(5,142)
Other net increases	3,615
$67,635
The increase in event-related revenues at The Garden was primarily due to additional events held at the venue, including events promoted by MSG Entertainment, as the venue was fully open during the current year period versus the prior year period in which The Garden was closed until late October due to the final phase of the Transformation.
The increase in event-related revenues at the Forum was primarily due to the venue being available for events during the current year period whereas during the prior year period the venue was closed due to the renovation.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to higher suite rental fee revenue, increased sponsorship revenues as a result of the re-opening of the Forum and the impact of Transformation-related assets that came online as part of the final phase of the Transformation last year.

The increase in revenues from the presentation of the Radio City Christmas Spectacular franchise was primarily driven by the Radio City Music Hall production of the show. The increase in revenues from the Radio City Music Hall production was primarily due to higher ticket-related revenue, mainly a result of higher average ticket prices and higher attendance, despite five fewer performances as compared to the prior year period. During the 2014 holiday season more than one million tickets were sold to the Radio City Music Hall production, which represents a low single digit percentage increase over the prior year period.
The increase in event-related revenues at The Chicago Theatre was primarily due to more events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily due to fewer events held at the venue during the current year period as compared to the prior year period, including the impact of a compressed schedule for NBC's America's Got Talent during the current year period.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2014 increased $41,906, or 32%, to $171,707 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related direct operating expenses at The Garden	$21,651
Increase in event-related direct operating expenses at the Forum	14,168
Increase in venue operating costs	3,901
Increase in event-related direct operating expenses at The Chicago Theatre	2,117
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	(2,959)
Decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	(137)
Other net increases	3,165
$41,906
The increase in venue operating costs was primarily due to the Forum being available for events during the current year period whereas during the prior year period the venue was closed due to the renovation.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2014 increased $1,314, or 4%, to $38,504 as compared to the prior year period due to higher allocated corporate general and administrative costs and higher employee compensation and related benefits partially offset by the impact of costs recorded in the prior year period associated with the re-opening of the Forum and the debut of the fully transformed Madison Square Garden Arena and, to a lesser extent, other cost decreases.
AOCF
AOCF for the six months ended December 31, 2014 increased $24,416, or 89%, to $51,726 as compared to the prior year period primarily attributable to an increase in revenues partially offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above.
The Company regularly evaluates the theatrical productions of the Radio City Christmas Spectacular presented outside of New York and has made the decision to end these productions outside of New York as the Company continues to explore new approaches to best showcase the Radio City Christmas Spectacular and Rockettes brands. The theatrical productions of the Radio City Christmas Spectacular presented outside of New York generated direct contribution of approximately $4,400 during the 2014 holiday season.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Six Months Ended December 31,				Increase (Decrease) in Operating Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$256,017	100%	$221,554	100%	$34,463
Direct operating expenses	164,880	64%	160,891	73%	(3,989)
Selling, general and administrative expenses	70,371	27%	58,908	27%	(11,463)
Depreciation and amortization	15,735	6%	5,076	2%	(10,659)
Operating income (loss)	$5,031	2%	$(3,321)	(1)%	$8,352

The following is a reconciliation of operating income (loss) to AOCF:

	Six Months Ended		Increase (Decrease) in AOCF
	December 31,
	2014	2013
Operating income (loss)	$5,031	$(3,321)	$8,352
Share-based compensation	1,802	2,270	(468)
Depreciation and amortization	15,735	5,076	10,659
AOCF	$22,568	$4,025	$18,543
Revenues
Revenues for the six months ended December 31, 2014 increased $34,463, or 16%, to $256,017 as compared to the prior year period. The net increase is attributable to the following:

Increase in professional sports teams' pre/regular season ticket-related revenue	$14,009
Increase in suite rental fee revenue	8,517
Increase in broadcast rights fees from MSG Media	4,467
Increase in professional sports teams' sponsorship and signage revenues	4,013
Increase in professional sports teams' pre/regular season food, beverage and merchandise sales	3,597
Increase in event-related revenues from other live sporting events	990
Decrease in revenues from league distributions	(466)
Other net decreases	(664)
$34,463
The increase in professional sports teams’ pre/regular season ticket related revenue was primarily due to the Knicks and Rangers playing five additional pre-season games at The Garden during the current year period and, to a lesser extent, higher average per-game revenue. The Garden was fully open during the current year period versus the prior year period, in which The Garden was closed until late October due to the final phase of the Transformation.
The increase in suite rental fee revenue was primarily due to the absence of the prior year period off-season shutdown associated with the Transformation, contractual rate increases, and additional sales of suite products.
The increase in broadcast rights fees from MSG Media was primarily due to the overall increase in the number of events exclusively available to MSG Networks during the current year period and, to a lesser extent, higher fees as compared to the prior year period.
The increase in professional sports teams' sponsorship and signage revenues primarily reflects the impact of Transformation-related assets, expanded inventory and increased sales of existing inventory. The primary driver of the Transformation-related increase is the impact of assets that came online as part of the final phase of the Transformation last year.

The increase in professional sports teams' pre/regular season food, beverage and merchandise sales was primarily due to the additional Knicks and Rangers pre-season games and the Liberty playing regular season games at The Garden during the current year period and higher average per-game revenue as compared to the prior year period.
The increase in event-related revenues from other live sporting events was primarily due to more events held at The Garden during the current year period, partially offset by the impact of a change in the mix of events. Event-related revenues from other live sporting events include ticket-related revenues, venue license fees the Company charges to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2014 increased $3,989, or 2%, to $164,880 as compared to the prior year period. The net increase is attributable to the following:

Increase in professional sports teams' pre/regular season expense associated with food, beverage and merchandise sales	$2,099
Increase in team personnel compensation	1,173
Increase in other team operating expenses	1,095
Increase in event-related expenses associated with other live sporting events	560
Decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	(2,695)
Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	(301)
Other net increases	2,058
$3,989
The increase in team personnel compensation was primarily due to non-player team personnel increases and higher overall player salaries, inclusive of the impact of roster changes at the Company's sports teams.
The increase in other team operating expenses was primarily due to the acceleration of certain costs in the current year period associated with team travel, higher day-of-event costs, mainly the result of the additional pre-season games at The Garden during the current year period, and other team operating expense increases partially offset by lower professional fees and player insurance.
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) and net provisions for certain team personnel transactions (including the impact of NBA luxury tax) were as follows:

	Six Months Ended
	December 31,
	2014	2013	Decrease
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	$18,939	$21,634	$(2,695)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	4,675	4,976	(301)
The decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects lower NBA luxury tax of $5,810 partially offset by higher net provisions for both NBA and NHL revenue sharing expense of $3,115. The decrease in provisions for NBA luxury tax for the six months ended December 31, 2014 was primarily due to a higher luxury tax threshold. Higher NBA and NHL revenue sharing expense reflects higher estimated expenses for the 2014-15 season partially offset by adjustments to prior seasons' revenue sharing expense. The actual amounts for net provisions for NBA luxury tax and NBA and NHL revenue sharing expense for the 2014-15 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
Team personnel transactions for the six months ended December 31, 2014 primarily reflect provisions recorded for player waivers/contract terminations. Team personnel transactions for the six months ended December 31, 2013 reflect provisions recorded for player waivers/contract terminations and player trades of $3,548 and $1,428, respectively.

Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2014 increased $11,463, or 19%, to $70,371 as compared to the prior year period primarily due to higher employee compensation and related benefits, allocated corporate general and administrative costs and team-related marketing costs. These increases were partially offset by the absence of marketing costs recorded in the prior year period associated with the debut of the fully transformed Madison Square Garden Arena.
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2014 increased $10,659, or 210%, to $15,735, as compared to the prior year period primarily driven by accelerated depreciation in the current year period related to a change in the planned use of the Company’s professional sports teams' plane associated with a transition by the teams to a new travel program.
AOCF
AOCF for the six months ended December 31, 2014 increased $18,543, or 461%, to $22,568, as compared to the prior year period primarily due to an increase in revenues partially offset by higher selling, general and administrative expenses and, to a lesser extent, higher direct operating expenses, as discussed above.
During January 2015, the Knicks executed multiple player transactions. While the team’s roster could still change, the current roster would result in luxury tax expense that is significantly below last season on a year-over-year basis, and is low in absolute dollars for fiscal year 2015. This decrease would be reflected in the Company's results over the next two quarters.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $500,000 credit agreement with a syndicate of lenders, providing for a senior secured revolving credit facility (see "Financing Agreements — Revolving Credit Facility" below). Our principal uses of cash include working capital-related items, capital spending, taxes, investments and related loans that we may fund from time to time, and repurchase of shares of Class A Common Stock. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including approximately $379,000 in cash and cash equivalents as of December 31, 2014, along with available borrowing capacity under our revolving credit facility and combined with operating cash flows to fund our business operations, pursue new opportunities, and repurchase shares of our Class A Common Stock.
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
On October 27, 2014, the Company’s board of directors authorized the repurchase of up to $500,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the three months ended December 31, 2014, the Company repurchased 19 shares, which are determined based on the settlement date of such trades, for a total cost of $1,398. These acquired shares have been classified as treasury stock in the Company’s consolidated balance sheet. As of December 31, 2014, the Company had $498,602 of availability remaining under its stock repurchase authorization.

Financing Agreements
Revolving Credit Facility
On May 6, 2014, MSG Holdings L.P. ("MSG L.P.") and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $500,000 with a term of five years (the "Revolving Credit Facility").
Subject to the satisfaction of certain conditions and limitations, the Revolving Credit Facility allows for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans. Borrowings under the Revolving Credit Facility, which proceeds are available for working capital, capital expenditures and for general corporate purposes, bear interest at a floating rate which, at the option of MSG L.P., may be either 2.25% over the applicable period LIBOR rate, or 1.25% plus the higher of: (i) the U.S. Federal Funds Rate plus 0.50%; (ii) the U.S. Prime Rate; or (iii) the one-month LIBOR rate plus 1.00%. Accordingly, we will be subject to interest rate risk with respect to any borrowings we may make under that facility. In appropriate circumstances, we may seek to reduce this exposure through the use of interest rate swaps or similar instruments. Upon a payment default in respect of principal, interest or other amounts due and payable under the Revolving Credit Facility or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. MSG L.P. is also required to pay a commitment fee of 0.40% in respect of the average daily unused commitments thereunder and pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Revolving Credit Facility.

The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00 subject to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Company. As of December 31, 2014, MSG L.P. was in compliance with the financial covenants in the Revolving Credit Facility. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of December 31, 2014, there was $7,460 in letters of credit issued and outstanding under the Revolving Credit Facility with available borrowing capacity of $492,540.
All obligations under the Revolving Credit Facility are guaranteed by MSG L.P.'s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries in accordance with the facility (the "Guarantors"). All obligations under the Revolving Credit Facility, including the guarantees of those obligations, are secured by certain of the assets of MSG L.P. and each Guarantor, (collectively, "Collateral") including, but not limited to, a pledge of the equity interests held directly or indirectly by MSG L.P. in each Guarantor. The Collateral, however, does not include, among other things, our sports franchises or other assets of any of MSG L.P.'s teams, including of the Knicks and Rangers, or any interests in real property of MSG L.P. or the Guarantors, including the Madison Square Garden Complex (which includes both The Garden and The Theater at Madison Square Garden), the Forum, the leasehold interest in Radio City Music Hall and MSG L.P.'s real property interest in other venues. Subject to customary notice and minimum amount conditions, MSG L.P. may voluntarily prepay outstanding loans under the Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to LIBOR loans). With certain exceptions, MSG L.P. is required to make mandatory prepayments on loans outstanding, in certain circumstances, including without limitation from the net cash proceeds of certain sales of assets (including Collateral) or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), and the incurrence of certain indebtedness.
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

Revolving Credit Facilities with Nonconsolidated Affiliates
In connection with the Company's investment in Azoff MSG Entertainment LLC ("Azoff-MSG"), the Company provides a revolving credit facility to the entity, which amount was increased to $100,000 in September 2014, with $56,000 of borrowings outstanding as of December 31, 2014.
In addition, during the quarter ended December 31, 2014, the Company agreed to provide up to $1,000 of revolving credit loans to Tribeca Enterprises LLC ("Tribeca Enterprises"), of which no amount had been drawn down as of December 31, 2014.
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2014 decreased by $108,822 to $115,045 as compared to the prior year period primarily due to income taxes paid related to the sale of Fuse (the cash proceeds benefit of the sale is included in investing activities), higher NBA luxury tax payments, a change in deferred revenue, and payments for certain other accrued items. While net income increased by $84,926 as compared to the prior year period, this change includes the current period gain on the sale of Fuse and the impact of other non-cash items, including an increase in the equity loss in nonconsolidated affiliates of $32,017 and higher depreciation and amortization of $18,651.
Investing Activities
Net cash provided by investing activities for the six months ended December 31, 2014 increased by $524,949 to $178,955 as compared to the prior year period. This change is primarily due to (i) proceeds received during the six months ended December 31, 2014 from the sale of Fuse, (ii) the Company's prior year period acquisitions of a 50% interest in Azoff-MSG and an investment in Brooklyn Bowl Las Vegas, LLC ("BBLV") and (iii) lower capital expenditures for the six months ended December 31, 2014 as compared to the prior year period primarily due to the completion of the Transformation and the renovation of the Forum.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2014 increased by $6,074 to $7,331 as compared to the prior year period primarily driven by higher taxes paid in lieu of shares issued as compared to the prior year period and, to a lesser extent, the current year period repurchases of the Company's Class A Common Stock partially offset by the impact of the excess tax benefit recognized in connection with the September 2014 vesting and distribution of equity-based compensation.
Contractual Obligations and Off Balance Sheet Arrangements
In addition to the contractual obligations and off balance sheet arrangements described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations and Off Balance Sheet Arrangements" included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014, see "Financing Agreements — Revolving Credit Facilities with Nonconsolidated Affiliates" above for discussion of the revolving credit facilities provided by the Company to Azoff-MSG and Tribeca Enterprises.
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

Critical Accounting Policies
The following discussion has been included only to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the quarter ended December 31, 2014. Accordingly, we have not repeated herein a discussion of the Company's critical accounting policies as set forth in our Annual Report on Form 10-K for the year ended June 30, 2014.
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company's three reporting units for evaluating goodwill impairment are the same as its reportable segments, and all of them have goodwill. The goodwill balance reported on the Company's balance sheet as of December 31, 2014 by reportable segment is as follows:

MSG Media	$424,508
MSG Entertainment	58,979
MSG Sports	218,187
$701,674
During the first quarter of fiscal year 2015, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments. Based on this impairment test, the Company's reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of December 31, 2014 by reportable segment:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
$163,850
During the first quarter of fiscal year 2015, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there was no impairment identified. Based on this impairment test, the Company's indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset's estimated fair value over its respective carrying value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures on this matter made in the Company's Annual Report on Form 10-K for the year ended June 30, 2014.
Item 4. Controls and Procedures
The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective as of December 31, 2014, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
In March 2012, the Company was named as a defendant in two purported class action antitrust lawsuits brought in the United States District Court for the Southern District of New York against the NHL and certain NHL member clubs, regional sports networks and cable and satellite distributors. The complaints, which are substantially identical, primarily assert that certain of the NHL's current rules and agreements entered into by defendants, which are alleged by the plaintiffs to provide certain territorial and other exclusivities with respect to the television and online distribution of live hockey games, violate Sections 1 and 2 of the Sherman Antitrust Act. The complaints seek injunctive relief against the defendants' continued violation of the antitrust laws, treble damages, attorneys' fees and pre- and post-judgment interest. On July 27, 2012, the Company and the other defendants filed a motion to dismiss the complaints (which have been consolidated for procedural purposes). On December 5, 2012, the Court issued an Opinion and Order largely denying the motion to dismiss. On April 8, 2014, following the conclusion of fact discovery, all defendants filed motions for summary judgment seeking dismissal of the complaints in their entirety. On August 8, 2014, the Court denied the motions for summary judgment.  The defendants, including the Company, are vigorously defending the claims.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty, management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about the Company's repurchases of stock that were made during the three months ended December 31, 2014 (amounts are presented in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	—	$—	—	$500,000
November 1, 2014 - November 30, 2014	—	$—	—	$500,000
December 1, 2014 - December 31, 2014	19	$75.45	19	$498,602
Total	19	$75.45	19
_________________

(a)
As of December 31, 2014, the total amount authorized by the Company’s board of directors for Class A Common Stock repurchases was $500,000, and the Company had remaining authorization of $498,602 for future repurchases. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company may also choose to fund our stock repurchase program through other funding sources including under our revolving credit facility. The Company first announced its stock repurchase program on October 27, 2014. Total number of shares purchased are determined based on the settlement date of such trades.

(b)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

 Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of February, 2015.

The Madison Square Garden Company

By:	/S/ SEAN R. CREAMER
	Name:	Sean R. Creamer
	Title:	Executive Vice President and Chief
Financial Officer