Form 10-Q
period 2015-03-31
Madison Square Garden Co
filed 2015-05-01
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 30, 2015:

Class A Common Stock par value $0.01 per share	—	62,195,815
Class B Common Stock par value $0.01 per share	—	13,588,555

THE MADISON SQUARE GARDEN COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$241,069	$92,251
Restricted cash	29,533	9,823
Accounts receivable, net	179,597	135,369
Net related party receivables	27,801	25,156
Prepaid expenses	39,932	37,108
Other current assets	28,630	23,216
Assets held for sale	—	77,056
Total current assets	546,562	399,979
Investments in and loans to nonconsolidated affiliates	244,339	225,632
Property and equipment, net	1,220,456	1,252,467
Amortizable intangible assets, net	72,507	80,306
Indefinite-lived intangible assets	166,850	163,850
Goodwill	701,674	701,674
Other assets	130,783	102,053
Total assets	$3,083,171	$2,925,961
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$21,724	$16,710
Net related party payables	390	283
Income taxes payable	49,431	13,418
Accrued liabilities:
Employee related costs	100,684	102,097
Other accrued liabilities	136,473	159,585
Deferred revenue	366,707	300,937
Liabilities held for sale	—	11,171
Total current liabilities	675,409	604,201
Defined benefit and other postretirement obligations	75,649	75,728
Other employee related costs	55,429	61,284
Other liabilities	57,136	59,970
Deferred tax liability	514,219	520,334
Total liabilities	1,377,842	1,321,517
Commitments and contingencies (see Note 10)
Stockholders' Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 62,509 and 63,606 shares outstanding as of March 31, 2015 and June 30, 2014, respectively	643	639
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of March 31, 2015 and June 30, 2014	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,082,546	1,081,055
Treasury stock, at cost, 1,750 and 317 shares as of March 31, 2015 and June 30, 2014, respectively	(118,080)	(7,537)
Retained earnings	761,877	552,862
Accumulated other comprehensive loss	(21,793)	(22,711)
Total stockholders' equity	1,705,329	1,604,444
Total liabilities and stockholders' equity	$3,083,171	$2,925,961
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues (including related party revenues of $46,519 and $47,531 for the three months ended March 31, 2015 and 2014, respectively, and $130,956 and $138,872 for the nine months ended March 31, 2015 and 2014, respectively)	$449,417	$458,956	$1,233,685	$1,183,920

Direct operating expenses (including related party expenses of $2,966 and $4,344 for the three months ended March 31, 2015 and 2014, respectively, and $8,169 and $10,845 for the nine months ended March 31, 2015 and 2014, respectively)	271,400	300,888	672,863	682,046
Selling, general and administrative expenses (including related party expenses of $3,505 and $4,465 for the three months ended March 31, 2015 and 2014, respectively, and $8,458 and $12,019 for the nine months ended March 31, 2015 and 2014, respectively)	79,299	100,945	246,749	261,146
Depreciation and amortization	28,594	29,674	94,440	76,869
Gain on sale of Fuse (see Note 4)	—	—	(186,178)	—
Operating income	70,124	27,449	405,811	163,859
Other income (expense):
Equity in earnings (loss) of nonconsolidated affiliates	(2,294)	663	(35,049)	(75)
Interest income (including interest income from nonconsolidated affiliates of $471 and $154 for the three months ended March 31, 2015 and 2014, respectively, and $1,346 and $276 for the nine months ended March 31, 2015 and 2014, respectively)	1,003	628	2,885	1,742
Interest expense	(1,600)	(1,763)	(4,924)	(5,378)
Miscellaneous income (including related party income of $667 and $1,945 for the three and nine months ended March 31, 2015, respectively)	783	72	2,136	95
	(2,108)	(400)	(34,952)	(3,616)
Income from operations before income taxes	68,016	27,049	370,859	160,243
Income tax expense	(28,304)	(7,995)	(161,844)	(56,812)
Net income	$39,712	$19,054	$209,015	$103,431
Basic earnings per common share	$0.51	$0.25	$2.70	$1.34
Diluted earnings per common share	$0.51	$0.24	$2.68	$1.32
Weighted-average number of common shares outstanding:
Basic	77,134	77,162	77,454	77,069
Diluted	77,575	78,211	78,042	78,142
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2015		2014		2015		2014
Net income		$39,712		$19,054		$209,015		$103,431
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	$552		$347		$1,694		$1,069
Amortization of net prior service credit included in net periodic benefit cost	(27)	$525	(32)	$315	(85)	$1,609	(95)	$974
Other comprehensive income, before income taxes		525		315		1,609		974
Income tax expense related to items of other comprehensive income		(226)		(132)		(691)		(413)
Other comprehensive income		299		183		918		561
Comprehensive income		$40,011		$19,237		$209,933		$103,992

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$209,015	$103,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,440	76,869
Amortization of deferred financing costs	1,203	1,635
Share-based compensation expense	12,310	17,057
Excess tax benefit on share-based awards	(10,571)	(6,559)
Gain on sale of Fuse, before income taxes	(186,178)	—
Change in deferred income taxes related to the sale of Fuse	6,799	—
Equity in loss of nonconsolidated affiliates	35,049	75
Provision for doubtful accounts	299	64
Change in assets and liabilities:
Accounts receivable, net	(44,527)	(54,443)
Net related party receivables	(2,667)	(7,385)
Prepaid expenses and other assets	(57,616)	(25,215)
Accounts payable	4,198	243
Net related party payables	107	579
Income taxes payable	46,584	(5,675)
Accrued and other liabilities	(25,653)	72,953
Deferred revenue	65,770	36,738
Deferred income taxes, excluding the impact of the change in deferred income taxes related to the sale of Fuse	(13,605)	6,681
Net cash provided by operating activities	134,957	217,048
Cash flows from investing activities:
Capital expenditures	(59,905)	(242,745)
Proceeds from sale of Fuse, net of transaction costs (see Note 4)	228,063	—
Proceeds from renovation loan (see Note 8)	—	18,000
Payments for acquisition of assets	(3,000)	(1,488)
Investments in and loans to nonconsolidated affiliates	(29,669)	(186,893)
Net cash provided by (used in) investing activities	135,489	(413,126)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(190)
Payments for financing costs	(84)	—
Proceeds from stock option exercises	446	707
Repurchases of common stock	(114,770)	—
Taxes paid in lieu of shares issued for equity-based compensation	(17,791)	(12,366)
Excess tax benefit on share-based awards	10,571	6,559
Net cash used in financing activities	(121,628)	(5,290)
Net increase (decrease) in cash and cash equivalents	148,818	(201,368)
Cash and cash equivalents at beginning of period	92,251	277,913
Cash and cash equivalents at end of period	$241,069	$76,545
Supplemental Data:
Income taxes paid, net	$117,793	$57,936
Non-cash investing activities:
Capital expenditures incurred but not yet paid	$3,326	$44,448
Interest in Fuse Media, LLC received from sale of Fuse (see Note 4)	24,000	—
Asset retirement obligations	—	(4,370)
Acquisition of assets not yet paid	—	3,715
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2014	$775	$1,081,055	$(7,537)	$552,862	$(22,711)	$1,604,444
Net income	—	—	—	209,015	—	209,015
Other comprehensive income	—	—	—	—	918	918
Comprehensive income						209,933
Exercise of stock options	1	(279)	702	—	—	424
Share-based compensation expense	—	12,518	—	—	—	12,518
Tax withholding associated with shares issued for equity-based compensation	—	(17,791)	—	—	—	(17,791)
Excess tax benefit on share-based awards	—	10,571	—	—	—	10,571
Repurchases of common stock	—	—	(114,770)	—	—	(114,770)
Shares issued upon distribution of Restricted Stock Units	3	(3,528)	3,525	—	—	—
Balance as of March 31, 2015	$779	$1,082,546	$(118,080)	$761,877	$(21,793)	$1,705,329

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2013	$775	$1,070,764	$(14,179)	$437,794	$(16,219)	$1,478,935
Net income	—	—	—	103,431	—	103,431
Other comprehensive income	—	—	—	—	561	561
Comprehensive income						103,992
Exercise of stock options	—	(254)	979	—	—	725
Share-based compensation expense	—	17,057	—	—	—	17,057
Tax withholding associated with shares issued for equity-based compensation	—	(12,366)	—	—	—	(12,366)
Excess tax benefit on share-based awards	—	6,559	—	—	—	6,559
Shares issued upon distribution of Restricted Stock Units	—	(5,663)	5,663	—	—	—
Balance as of March 31, 2014	$775	$1,076,097	$(7,537)	$541,225	$(15,658)	$1,594,902

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
The Madison Square Garden Company (together with its subsidiaries, the "Company" or "Madison Square Garden") is comprised of three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company's venues, and is comprised of the Company's regional sports networks, MSG Network and MSG+, collectively the "MSG Networks." MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular and New York Spring Spectacular, both featuring the Radio City Rockettes (the "Rockettes"), that are performed in the Company's venues. MSG Sports owns and operates the following sports franchises: the New York Knicks (the "Knicks") of the National Basketball Association (the "NBA"), the New York Rangers (the "Rangers") of the National Hockey League (the "NHL"), the New York Liberty (the "Liberty") of the Women's National Basketball Association (the "WNBA"), the Hartford Wolf Pack of the American Hockey League (the "AHL"), which is the primary player development team for the Rangers, and the Westchester Knicks, an NBA Development League (the "NBADL") team. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of the Company's sports franchises' games.
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
Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2014. The financial statements as of March 31, 2015 and for the three and nine months ended March 31, 2015 and 2014 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year. The dependence of the MSG Sports segment on revenues from its NBA and NHL sports teams generally means it earns a disproportionate share of its revenues in the second and third quarters of the Company's fiscal year. The dependence of the MSG Entertainment segment on revenues from the Radio City Christmas Spectacular generally means it earns a disproportionate share of its revenues and operating income in the second quarter of the Company's fiscal year.
Reclassifications

Certain reclassifications have been made in order to conform to the current period’s presentation. The reclassifications consisted of the separation of income taxes payable, which was previously reported in other accrued liabilities in the consolidated balance sheet and consolidated statement of cash flows.

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
Summary of Significant Accounting Policies
The following is an update to the Company's Summary of Significant Accounting Policies disclosed in its Annual Report on Form 10-K for the year ended June 30, 2014:
Production Costs for the MSG Entertainment Segment
The Company defers certain costs of productions such as creative design costs, scenery, wardrobes, rehearsal and other related costs for the Company's proprietary shows. Deferred production costs are amortized on a straight-line basis over the course of a production's performance period using the expected life of a show's assets, which generally ranges from 5 to 15 years. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment. The Company has approximately $88,297 and $58,279 of net deferred production costs recorded within other current assets and other assets in the accompanying consolidated balance sheets as of March 31, 2015 and June 30, 2014, respectively. Of those amounts, approximately $75,500 and $46,700 are the net deferred production costs associated with New York Spring Spectacular as of March 31, 2015 and June 30, 2014, respectively.
Restricted Cash
The Company's restricted cash primarily consists of cash required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL collective bargaining agreements ("CBAs"). The Company's restricted cash balance as of March 31, 2015 also reflects the Company's $9,003 contribution to fund certain obligations in connection with an executive separation agreement.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard will be effective for the Company beginning in the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated. Specifically, it (1) modifies the assessment of whether limited partnerships are variable interest entities (VIEs) or voting interest entities, (2) eliminates the presumption that a limited partnership should be consolidated by its general partner, (3) removes certain conditions for the evaluation of whether a fee paid to a decision maker constitutes a variable interest, and (4) modifies the evaluation concerning the impact of related parties in the determination of the primary beneficiary of a VIE. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the FASB ASC to require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017 and the amended guidance must be applied on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the cost as the services are received. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption is permitted. This standard may be adopted retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
The following table presents a reconciliation of weighted-average shares used in the calculations of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Weighted-average shares for basic EPS	77,134	77,162	77,454	77,069
Dilutive effect of shares issuable under share-based compensation plans	441	1,049	588	1,073
Weighted-average shares for diluted EPS	77,575	78,211	78,042	78,142
Anti-dilutive shares	—	—	5	—
Note 4. Disposition
On July 1, 2014, the Company completed the previously announced sale of Fuse to Fuse Media, Inc., formerly named SiTV Media, Inc., the parent company of NUVOtv, for a cash purchase price of $231,995 (inclusive of a working capital adjustment) and a 15% equity interest in Fuse Media, LLC ("Fuse Media"), formerly named SiTV Media, LLC (see Note 6). The Company's interest in Fuse Media was subject to certain performance goals, which were satisfied during the second quarter of fiscal year 2015. As such, the Company recognized its interest in Fuse Media, and finalized a working capital adjustment during the second quarter of fiscal year 2015. The Company's Media segment recorded a pre-tax gain on the sale of Fuse, which is reflected in operating income in the accompanying consolidated statement of operations for the nine months ended March 31, 2015, of $186,178 (net of transaction costs of $3,932).

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
Note 5. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players and certain other team personnel on the Company's sports teams for (i) waivers/contract termination costs, (ii) trades and (iii) season-ending injuries ("Team Personnel Transactions"). Team Personnel Transactions amounted to $20,642 and $10,814 for the three months ended March 31, 2015 and 2014, respectively, and $25,317 and $16,622 for the nine months ended March 31, 2015 and 2014, respectively.
Note 6. Investments in Nonconsolidated Affiliates
The Company’s investments in and loans to nonconsolidated affiliates consisted of the following:

	Ownership Percentage	Investment	Loan (b)	Total
March 31, 2015
Azoff MSG Entertainment LLC ("Azoff-MSG")	50%	$120,640	$66,000	$186,640
Brooklyn Bowl Las Vegas, LLC ("BBLV")	(a)	—	2,662	2,662
Tribeca Enterprises LLC ("Tribeca Enterprises")	50%	19,297	2,393	21,690
Fuse Media	15%	24,000	—	24,000
Other		9,347	—	9,347
Total investments in and loans to nonconsolidated affiliates		$173,284	$71,055	$244,339

June 30, 2014
Azoff-MSG	50%	$125,677	$50,300	$175,977
BBLV	(a)	25,725	1,348	27,073
Tribeca Enterprises	50%	22,582	—	22,582
Total investments in and loans to nonconsolidated affiliates		$173,984	$51,648	$225,632

(a)
The Company is entitled to receive back its capital, which was 74% and 78% of BBLV's total capital as of March 31, 2015 and June 30, 2014, respectively, plus a preferred return, after which the Company would own a 20% interest in BBLV.

(b)	Represents outstanding loan balance, inclusive of amounts due to the Company for interest of $80 and $313 as of March 31, 2015 and June 30, 2014, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company accounts for these investments under the equity method of accounting.
During the second quarter of fiscal year 2015, as a result of BBLV’s current liquidity position, the Company evaluated whether or not an impairment of its investment had occurred. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $23,600 to write-off the carrying value of its equity investment in BBLV, which is reflected in equity in earnings (loss) of nonconsolidated affiliates in the accompanying consolidated statement of operations for the nine months ended March 31, 2015. The impairment charge was based on a comparison of the fair value of the investment, which was determined using a discounted cash flow analysis, to its carrying value.
In connection with the Company's investment in Azoff-MSG, the Company provides a revolving credit facility to the entity. This loan facility was increased to $100,000 in September 2014.
In connection with the Company's investment in Tribeca Enterprises, during the second quarter of fiscal year 2015, the Company agreed to provide a revolving credit facility to this entity. This loan facility was increased to $6,000 during the third quarter of fiscal year 2015.
On July 1, 2014, the Company received a 15% equity interest in Fuse Media that was subject to certain performance goals, which were satisfied during the second quarter of fiscal year 2015 (see Note 4). Given that Fuse Media is a limited liability company and the Company has an ownership interest in Fuse Media that exceeds 3-5%, the Company accounts for this investment under the equity method of accounting.
Note 7. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of March 31, 2015 and June 30, 2014 are as follows:

MSG Media	$424,508
MSG Entertainment	58,979
MSG Sports	218,187
$701,674
During the first quarter of fiscal year 2015, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
The Company's indefinite-lived intangible assets as of March 31, 2015 and June 30, 2014 are as follows:

	March 31, 2015	June 30, 2014
Sports franchises (MSG Sports segment)	$101,429	$101,429
Trademarks (MSG Entertainment segment)	62,421	62,421
Photographic related rights (MSG Sports segment)	3,000	—
	$166,850	$163,850
During the first quarter of fiscal year 2015, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.
The Company's intangible assets subject to amortization are as follows:

March 31, 2015	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(34,596)	$48,448
Season ticket holder relationships	73,124	(52,605)	20,519
Suite holder relationships	15,394	(13,988)	1,406
Other intangibles	4,217	(2,083)	2,134
	$175,779	$(103,272)	$72,507

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

June 30, 2014	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(32,001)	$51,043
Season ticket holder relationships	73,124	(48,660)	24,464
Suite holder relationships	15,394	(12,940)	2,454
Other intangibles	4,217	(1,872)	2,345
	$175,779	$(95,473)	$80,306

Amortization expense for intangible assets amounted to $2,600 and $2,600 for the three months ended March 31, 2015 and 2014, respectively. For the nine months ended March 31, 2015 and 2014, amortization expense was $7,799 and $7,799, respectively.
Note 8. Property and Equipment
As of March 31, 2015 and June 30, 2014, property and equipment consisted of the following assets:

	March 31, 2015	June 30, 2014
Land	$91,678	$91,678
Buildings	1,098,121	1,077,823
Equipment	323,669	313,057
Aircraft	43,598	43,598
Furniture and fixtures	50,661	52,236
Leasehold improvements	149,248	151,536
Construction in progress	8,170	6,115
	1,765,145	1,736,043
Less accumulated depreciation and amortization	(544,689)	(483,576)
	$1,220,456	$1,252,467
Depreciation and amortization expense on property and equipment amounted to $25,994 and $27,074 for the three months ended March 31, 2015 and 2014, respectively. Depreciation and amortization expense on property and equipment amounted to $86,641 and $69,070 for the nine months ended March 31, 2015 and 2014, respectively.
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
The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00 subject to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Company. As of March 31, 2015, MSG L.P. was in compliance with the financial covenants in the Revolving Credit Facility. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

accuracy of representations and warranties. As of March 31, 2015, there was $7,460 in letters of credit issued and outstanding under the Revolving Credit Facility with available borrowing capacity of $492,540.
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
The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis, which include cash equivalents and restricted cash:

	Level I	Level II	Level III	Total
March 31, 2015
Assets:
Money market accounts	$134,542	$—	$—	$134,542
Time deposits	110,839	—	—	110,839
Total assets measured at fair value	$245,381	$—	$—	$245,381
June 30, 2014
Assets:
Money market accounts	$61,941	$—	$—	$61,941
Time deposits	24,120	—	—	24,120
Total assets measured at fair value	$86,061	$—	$—	$86,061
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
Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan recognized in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2015 and 2014 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Service cost	$1,733	$1,570	$27	$65
Interest cost	1,978	1,877	63	110
Expected return on plan assets	(916)	(913)	—	—
Recognized actuarial loss (gain) (a)	564	359	(12)	(12)
Amortization of unrecognized prior service cost (credit) (a)	7	6	(34)	(38)
Net periodic benefit cost	$3,366	$2,899	$44	$125

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Service cost	$5,209	$4,711	$149	$170
Interest cost	5,936	5,632	249	287
Expected return on plan assets	(2,748)	(2,830)	—	—
Recognized actuarial loss (gain) (a)	1,694	1,084	—	(15)
Amortization of unrecognized prior service cost (credit) (a)	19	19	(104)	(114)
Net periodic benefit cost	$10,110	$8,616	$294	$328

(a) Reflects amounts reclassified from accumulated other comprehensive loss.
In addition, the Company sponsors the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (the "MSG Savings Plans"). Expenses related to the MSG Savings Plans included in the accompanying consolidated statements of operations were $882 and $1,108 for the three months ended March 31, 2015 and 2014, respectively. For the nine months ended March 31, 2015 and 2014, expenses related to the MSG Savings Plans were $2,649 and $2,868, respectively.
In addition, the Company sponsors the MSG Holdings, L.P. 401(k) Union Plan (the "MSG Union Plan"). Expenses related to the MSG Union Plan included in the accompanying consolidated statements of operations were $582 and $441 for the three months ended March 31, 2015 and 2014, respectively. For the nine months ended March 31, 2015 and 2014, expenses related to the MSG Union Plan were $709 and $544, respectively.
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
Share-based compensation expense reduced for estimated forfeitures was $1,666 and $8,590 for the three months ended March 31, 2015 and 2014, respectively. Share-based compensation expense reduced for estimated forfeitures was $12,310 and $17,057 for the nine months ended March 31, 2015 and 2014, respectively. Share-based compensation expense for the three

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

and nine months ended March 31, 2015 is presented within selling, general and administrative expenses and direct operating expenses. Share-based compensation expense for the three and nine months ended March 31, 2014 is presented within selling, general and administrative expenses.
Stock Options Award Activity
The following table summarizes activity relating to holders (including Company, Cablevision and AMC Networks Inc. ("AMC Networks") employees and directors) of the Company's stock options for the nine months ended March 31, 2015:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting Options	Performance Based Vesting Options (a)
Balance as of June 30, 2014	178	20	$11.74	1.40	$10,025
Exercised (b)	(44)	(3)	$9.66
Balance as of March 31, 2015	134	17	$12.38	0.88	$10,923
Exercisable as of March 31, 2015	134	17	$12.38	0.88	$10,923
_____________________

(a)	The Cablevision performance objective with respect to these awards has been achieved.

(b)
Stock options exercised include 3 Company stock options that were exercised pursuant to a cashless exercise, of which 2 Company stock options were surrendered to the Company in order to meet tax withholding requirements and for the exercise price of the stock options. The Company remitted to Cablevision $91, which represents the aggregate value on the exercise date of the stock options that were surrendered to the Company to meet tax withholding requirements. This amount is reflected as a financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2015 and has been classified as additional paid-in capital.

The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock for all options outstanding (and all exercisable) which were all in-the-money at March 31, 2015 and June 30, 2014, as applicable. For the nine months ended March 31, 2015 the aggregate intrinsic value of the Company's stock options exercised was $2,744, determined as of the date of option exercise.
Restricted Share Units Award Activity
The following table summarizes activity relating to the Company's RSUs for the nine months ended March 31, 2015:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance, June 30, 2014	776	476	$38.10
Granted	258	58	$67.56
Vested	(427)	(363)	$34.90
Forfeited	(128)	(65)	$55.78
Unvested award balance, March 31, 2015	479	106	$55.11
RSUs that were awarded under the Employee Stock Plan are generally subject to three-year cliff vesting, and certain RSUs are also subject to certain performance conditions. RSUs that were awarded by the Company to its employees will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares) or, at the option of the Compensation Committee, in cash.
RSUs that were awarded to non-employee directors under the Non-Employee Director Plan were fully vested upon the date of grant and will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares) or,

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death.
The fair value of RSUs that vested during the nine months ended March 31, 2015 was $53,837. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued with shares of the Company's Class A Common Stock. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 267 of these RSUs, with an aggregate value of $17,700, were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2015.
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
Since the authorization of the repurchase program through March 31, 2015, the Company has repurchased 1,510 shares, which are determined based on the settlement date of such trades, for a total cost of $114,770, including commissions and fees. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of March 31, 2015. As of March 31, 2015, the Company had $385,260 of availability remaining under its stock repurchase authorization.
Note 15. Related Party Transactions
As of March 31, 2015, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 1.8% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 69% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan family are also the controlling stockholders of both Cablevision and AMC Networks.
The Company has entered into various agreements with Cablevision and AMC Networks in connection with, and subsequent to, the Distribution. These agreements include arrangements with respect to a number of ongoing commercial relationships including affiliation agreements for carriage by Cablevision of MSG Networks and, prior to its sale, Fuse (see Note 4). The Company also has certain financing and commercial arrangements with its nonconsolidated affiliates.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of related party transactions that are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues	$46,519	$47,531	$130,956	$138,872
Operating expenses:
Origination, master control and technical services	$1,462	$2,351	$4,221	$6,811
Advertising	3,492	4,130	8,127	10,822
Corporate general and administrative	374	1,040	1,528	2,029
Telephone and other fiber optic transmission services	636	662	1,829	1,652
Other	507	626	922	1,550

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
Other
Miscellaneous income in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2015 includes $667 and $1,945, respectively, of income related to certain space leased and/or licensed by related parties from the Company.
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
Note 16. Income Taxes
Income tax expense for the three and nine months ended March 31, 2015 was $28,304 and $161,844, respectively. The effective tax rate for the three months ended March 31, 2015 of 41.6% differs from the statutory federal rate of 35% due principally to the impact of state and local income taxes and non-deductible expenses. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction. The effective tax rate for the nine months ended March 31, 2015 of 43.6% differs from the statutory federal rate of 35% due principally to the impact of state and local income taxes, changes in state tax rates used to value deferred taxes in connection with the filing of the Company’s 2013 state income tax returns and due to the sale of Fuse, and non-deductible expenses. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction and the tax return to book provision adjustment in connection with the filing of the Company’s federal income tax return.
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
During the third quarter of fiscal year 2015, the Internal Revenue Service notified the Company of its intent to review the federal income tax returns as filed for the tax year ended December 31, 2013. Fieldwork has not yet begun. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
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
Information as to the operations of the Company's reportable segments is set forth below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues
MSG Media	$168,958	$190,825	$477,848	$538,149
MSG Entertainment	61,566	52,785	320,926	244,510
MSG Sports	239,114	233,739	495,131	455,293
All other	176	123	529	369
Inter-segment eliminations (a)	(20,397)	(18,516)	(60,749)	(54,401)
	$449,417	$458,956	$1,233,685	$1,183,920

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
AOCF
MSG Media	$91,922	$91,950	$262,107	$259,194
MSG Entertainment	(13,386)	(20,200)	38,340	7,110
MSG Sports	29,358	9,846	51,926	13,871
All other (b) (c)	(7,510)	(15,883)	(25,990)	(22,390)
	$100,384	$65,713	$326,383	$257,785

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Depreciation and amortization
MSG Media	$3,186	$3,796	$9,658	$11,771
MSG Entertainment	2,590	2,469	7,662	7,429
MSG Sports	2,619	2,663	18,354	7,739
All other (d)	20,199	20,746	58,766	49,930
	$28,594	$29,674	$94,440	$76,869

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Share-based compensation expense
MSG Media	$417	$1,083	$1,937	$2,985
MSG Entertainment	793	1,517	3,370	4,093
MSG Sports	559	1,311	2,361	3,581
All other (c)	(103)	4,679	4,642	6,398
	$1,666	$8,590	$12,310	$17,057

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Gain on sale of Fuse (see Note 4)
MSG Media	$—	$—	$186,178	$—
	$—	$—	$186,178	$—

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Operating income (loss)
MSG Media	$88,319	$87,071	$436,690	$244,438
MSG Entertainment	(16,769)	(24,186)	27,308	(4,412)
MSG Sports	26,180	5,872	31,211	2,551
All other	(27,606)	(41,308)	(89,398)	(78,718)
	$70,124	$27,449	$405,811	$163,859

A reconciliation of reportable segment operating income to the Company's consolidated income from operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Total operating income for reportable segments	$97,730	$68,757	$495,209	$242,577
Other operating loss	(27,606)	(41,308)	(89,398)	(78,718)
Operating income	70,124	27,449	405,811	163,859
Items excluded from operating income:
Equity in earnings (loss) of nonconsolidated affiliates	(2,294)	663	(35,049)	(75)
Interest income	1,003	628	2,885	1,742
Interest expense	(1,600)	(1,763)	(4,924)	(5,378)
Miscellaneous income (e)	783	72	2,136	95
Income from operations before income taxes	$68,016	$27,049	$370,859	$160,243

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Capital expenditures
MSG Media	$1,593	$443	$5,276	$1,711
MSG Entertainment	2,112	1,023	4,018	4,856
MSG Sports	795	865	3,877	3,792
All other (f)	14,244	45,555	46,734	232,386
	$18,744	$47,886	$59,905	$242,745
_________________

(a)
Represents local media rights recognized as revenues by the Company's MSG Sports segment from the licensing of team related programming to the Company's MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.

(b)	Consists of unallocated corporate general and administrative costs.

(c)	The amounts for the nine months ended March 31, 2015 and the three and nine months ended March 31, 2014 include executive management transition costs.

(d)
Principally includes depreciation and amortization expense on The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company's reportable segments.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

(e)	Miscellaneous income for the three and nine months ended March 31, 2015 primarily includes income related to certain space leased and/or licensed by related parties from the Company.

(f)	Capital expenditures associated with the comprehensive transformation of The Garden into a state-of-the-art arena and the renovation of the Forum are reflected in these amounts.
Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Note 18. Concentration of Risk
The accompanying consolidated balance sheets as of March 31, 2015 and June 30, 2014 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

Reported in	March 31, 2015	June 30, 2014
Prepaid expenses	$1,000	$1,000
Other current assets	2,000	2,000
Other assets	42,000	42,000
	$45,000	$45,000
Note 19. Other Matters
On March 27, 2015, the Company filed an initial Registration Statement on Form 10 with the U.S. Securities and Exchange Commission in connection with the Company's previous announcement that it was exploring a possible separation of its businesses into two publicly traded companies. The planned separation would be structured as a tax-free spin-off of the sports and entertainment business to the Company's shareholders on a pro rata basis. There can be no assurance that a spin-off transaction will be completed. Completion of a spin-off is subject to various conditions, including final board approval.

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

•
the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level and popularity of the Radio City Christmas Spectacular, New York Spring Spectacular and other entertainment events which are presented in our venues;

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

•
the successful development of new live productions and enhancements to existing productions and the investments associated with such development or enhancements, including New York Spring Spectacular, the Company's new large scale theatrical production;

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
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the Company's unaudited consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2014 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to "we," "us," "our," "Madison Square Garden" or the "Company" refer collectively to The Madison Square Garden Company, a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company is comprised of three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company's venues, and is comprised of the Company's regional sports networks, MSG Network and MSG+, collectively the "MSG Networks." MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular and New York Spring Spectacular, both featuring the Radio City Rockettes (the "Rockettes"), that are performed in the Company's venues. MSG Sports owns and operates the following sports franchises: the New York Knicks (the "Knicks") of the NBA, the New York Rangers (the "Rangers") of the NHL, the New York Liberty (the "Liberty") of the Women's National Basketball Association, the Hartford Wolf Pack of the American Hockey League, which is the primary player development team for the Rangers, and the Westchester Knicks, an NBA Development League team. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of the Company's sports franchises' games.
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
On March 27, 2015, the Company filed an initial Registration Statement on Form 10 with the U.S. Securities and Exchange Commission in connection with the Company's previous announcement that it was exploring a possible separation of its businesses into two publicly traded companies. The planned separation would be structured as a tax-free spin-off of the sports and entertainment business to the Company's shareholders on a pro rata basis. There can be no assurance that a spin-off transaction will be completed. Completion of a spin-off is subject to various conditions, including final board approval.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2015 compared to the three and nine months ended March 31, 2014 on both a consolidated and segment basis.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014, as well as certain contractual obligations and off balance sheet arrangements.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2015 versus the Three Months Ended March 31, 2014
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended March 31,				Increase (Decrease) in Net Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$449,417	100%	$458,956	100%	$(9,539)

Direct operating expenses	271,400	60%	300,888	66%	29,488
Selling, general and administrative expenses	79,299	18%	100,945	22%	21,646
Depreciation and amortization	28,594	6%	29,674	6%	1,080
Operating income	70,124	16%	27,449	6%	42,675
Other income (expense):
Equity in earnings (loss) of nonconsolidated affiliates	(2,294)	(1)%	663	NM	(2,957)
Interest expense, net	(597)	NM	(1,135)	NM	538
Miscellaneous income	783	NM	72	NM	711
Income from operations before income taxes	68,016	15%	27,049	6%	40,967
Income tax expense	(28,304)	(6)%	(7,995)	(2)%	(20,309)
Net income	$39,712	9%	$19,054	4%	$20,658
_________________
NM – Percentage is not meaningful
The comparability of the results of operations of the Company and the MSG Media segment for the three months ended March 31, 2015 to the prior year period was impacted by the Company's sale of Fuse, which was completed on July 1, 2014. Fuse generated meaningful revenues in the prior year period but did not have a material impact on MSG Media or total Company adjusted operating cash flow ("AOCF").
See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.
Revenues
Revenues for the three months ended March 31, 2015 decreased $9,539, or 2%, to $449,417 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in MSG Media segment revenues	$(21,867)
Increase in MSG Entertainment segment revenues	8,781
Increase in MSG Sports segment revenues	5,375
Increase in other revenues	53
Change in inter-segment eliminations	(1,881)
$(9,539)

Direct operating expenses
Direct operating expenses for the three months ended March 31, 2015 decreased $29,488, or 10%, to $271,400 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(10,193)
Increase in MSG Entertainment segment expenses	1,023
Decrease in MSG Sports segment expenses	(18,440)
Increase in other expenses	3
Change in inter-segment eliminations	(1,881)
$(29,488)
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2015 decreased $21,646, or 21%, to $79,299 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(12,312)
Increase in MSG Entertainment segment expenses	220
Increase in MSG Sports segment expenses	3,551
Decrease in other expenses	(13,105)
$(21,646)
The decrease in other expenses was primarily due to the absence of the executive management transition costs recorded during the prior year period partially offset by higher professional fees.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2015 decreased $1,080, or 4%, to $28,594 as compared to the prior year period primarily driven by the absence of accelerated depreciation expense recorded in the prior year period of capitalized costs associated with asset retirement obligations that were removed as a result of the renovation of the Forum and, to a lesser extent, the absence of depreciation expense on Fuse's property and equipment. These decreases were partially offset by higher depreciation expense on property and equipment placed into service.
Equity in earnings (loss) of nonconsolidated affiliates
Equity in earnings (loss) of nonconsolidated affiliates reflects the Company's share of the net earnings (loss) of nonconsolidated affiliates, inclusive of amortization expense for intangible assets associated with these investments. The Company's share of the earnings (loss) of its equity investments are recorded on a three-month lag basis.
Income taxes
Income tax expense for the three months ended March 31, 2015 was $28,304. The effective tax rate for the three months ended March 31, 2015 of 41.6% differs from the statutory federal rate of 35% due principally to the impact of state and local income taxes and non-deductible expenses. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction.
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

The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	March 31,
	2015	2014
Operating income	$70,124	$27,449	$42,675
Share-based compensation	1,666	8,590	(6,924)
Depreciation and amortization	28,594	29,674	(1,080)
AOCF	$100,384	$65,713	$34,671
AOCF for the three months ended March 31, 2015 increased $34,671, or 53%, to $100,384 as compared to the prior year period. The net increase is attributable to the following:

Decrease in AOCF of the MSG Media segment	$(28)
Increase in AOCF of the MSG Entertainment segment	6,814
Increase in AOCF of the MSG Sports segment	19,512
Other net increases	8,373
$34,671
Other net increases were primarily due to the absence of the executive management transition costs recorded during the prior year period partially offset by higher professional fees.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Three Months Ended March 31,				Increase (Decrease) in Operating Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$168,958	100%	$190,825	100%	$(21,867)
Direct operating expenses	60,856	36%	71,049	37%	10,193
Selling, general and administrative expenses	16,597	10%	28,909	15%	12,312
Depreciation and amortization	3,186	2%	3,796	2%	610
Operating income	$88,319	52%	$87,071	46%	$1,248
The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	March 31,
	2015	2014
Operating income	$88,319	$87,071	$1,248
Share-based compensation	417	1,083	(666)
Depreciation and amortization	3,186	3,796	(610)
AOCF	$91,922	$91,950	$(28)

Revenues
Revenues for the three months ended March 31, 2015 decreased $21,867, or 11%, to $168,958 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in affiliation fee revenue	$(13,380)
Decrease in advertising revenue	(9,379)
Other net increases	892
$(21,867)
The decrease in affiliation fee revenue was due to the absence of affiliation fee revenue for Fuse, as the Company completed its sale of the network on July 1, 2014, partially offset by a small increase in affiliation fee revenue at MSG Networks. The increase in affiliation fee revenue at MSG Networks was primarily due to higher affiliation rates partially offset by the impact of a low single digit percentage decrease in subscribers as compared to the prior year period.
The decrease in advertising revenue was due to the absence of advertising revenue for Fuse and, to a lesser extent, lower advertising revenue at MSG Networks. The decrease in advertising revenue at MSG Networks was primarily due to lower Knicks-related advertising revenue partially offset by higher revenues generated from the telecast of NHL games.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2015 decreased $10,193, or 14%, to $60,856 as compared to the prior year period due to the absence of expenses for Fuse partially offset by higher expenses at MSG Networks. The increase in direct operating expenses at MSG Networks was primarily due to higher programming acquisition costs (rights fees), including rights fees from the licensing of MSG Sports' team related programming and, to a lesser extent, other programming-related cost increases.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2015 decreased $12,312, or 43%, to $16,597 as compared to the prior year period primarily due to the absence of expenses for Fuse.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2015 decreased $610, or 16%, to $3,186 as compared to the prior year period primarily due to the absence of depreciation expense on Fuse's property and equipment partially offset by higher depreciation expense at MSG Networks.
AOCF
AOCF for the three months ended March 31, 2015 decreased $28, or less than 1%, to $91,922 as compared to the prior year period primarily driven by the decrease in revenues largely offset by lower selling, general and administrative expenses and direct operating expenses, as discussed above.
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Three Months Ended March 31,				(Increase) Decrease in Operating Loss
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$61,566	100%	$52,785	100%	$8,781
Direct operating expenses	56,337	92%	55,314	105%	(1,023)
Selling, general and administrative expenses	19,408	32%	19,188	36%	(220)
Depreciation and amortization	2,590	4%	2,469	5%	(121)
Operating loss	$(16,769)	(27)%	$(24,186)	(46)%	$7,417

The following is a reconciliation of operating loss to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	March 31,
	2015	2014
Operating loss	$(16,769)	$(24,186)	$7,417
Share-based compensation	793	1,517	(724)
Depreciation and amortization	2,590	2,469	121
AOCF	$(13,386)	$(20,200)	$6,814
Revenues
Revenues for the three months ended March 31, 2015 increased $8,781, or 17%, to $61,566 as compared to the prior year period. The net increase is attributable to the following:

Increase in revenues from New York Spring Spectacular	$6,399
Increase in event-related revenues at The Garden	3,208
Increase in venue-related sponsorship and signage and suite rental fee revenues	947
Increase in event-related revenues at the Beacon Theatre	569
Decrease in event-related revenues at The Theater at Madison Square Garden	(2,793)
Other net increases	451
$8,781
The increase in revenues from New York Spring Spectacular was due to the production's initial performances, including preview shows, that began on March 12, 2015.
The increase in event-related revenues at The Garden was primarily due to additional events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to increased sponsorship and signage revenue as a result of expanded inventory and higher suite rental fee revenue.
The increase in event-related revenues at the Beacon Theatre was primarily due to additional events partially offset by a change in the mix of events held at the venue during the current year period as compared to the prior year period.
The decrease in event-related revenues at The Theater at Madison Square Garden was primarily due to fewer events held at the venue during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2015 increased $1,023, or 2%, to $56,337 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related direct operating expenses at The Garden	$2,079
Increase in event-related direct operating expenses at the Beacon Theatre	41
Decrease in event-related direct operating expenses at The Theater at Madison Square Garden	(1,202)
Decrease in direct operating expenses associated with New York Spring Spectacular	(324)
Other net increases	429
$1,023

The decrease in direct operating expenses associated with New York Spring Spectacular reflects approximately $9,500 of expenses recorded in the prior year period, primarily related to the acceleration of marketing costs due to the postponement of last year's planned run until the current fiscal year. This decrease was largely offset by the costs in the current period associated with the production's initial performances.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2015 increased $220, or 1%, to $19,408 as compared to the prior year period mainly due to higher allocated corporate general and administrative costs and, to a lesser extent, other net cost increases largely offset by lower employee compensation and related benefits.
AOCF
AOCF loss improved for the three months ended March 31, 2015 by $6,814, or 34%, to a loss of $13,386 as compared to the prior year period driven by an increase in revenues partially offset by higher selling, general and administrative expenses and direct operating expenses, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Three Months Ended March 31,				Increase (Decrease) in Operating Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$239,114	100%	$233,739	100%	$5,375
Direct operating expenses	174,604	73%	193,044	83%	18,440
Selling, general and administrative expenses	35,711	15%	32,160	14%	(3,551)
Depreciation and amortization	2,619	1%	2,663	1%	44
Operating income	$26,180	11%	$5,872	3%	$20,308
The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	March 31,
	2015	2014
Operating income	$26,180	$5,872	$20,308
Share-based compensation	559	1,311	(752)
Depreciation and amortization	2,619	2,663	(44)
AOCF	$29,358	$9,846	$19,512

Revenues
Revenues for the three months ended March 31, 2015 increased $5,375, or 2%, to $239,114 as compared to the prior year period. The net increase is attributable to the following:

Increase in revenues from league distributions	$2,642
Increase in broadcast rights fees from MSG Media	1,881
Increase in professional sports teams’ sponsorship and signage revenues	975
Increase in suite rental fee revenue	587
Increase in event-related revenues from other live sporting events	463
Decrease in professional sports teams’ pre/regular season food, beverage and merchandise sales	(691)
Other net decreases	(482)
$5,375
The increase in broadcast rights fees from MSG Media was primarily due to the overall increase in the number of events exclusively available to MSG Networks during the current year period and higher fees as compared to the prior year period.
The increase in professional sports teams' sponsorship and signage revenues primarily reflects expanded inventory at The Garden.
The increase in suite rental fee revenue was primarily due to contractual rate increases and additional sales of suite products partially offset by other net decreases.

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
The decrease in professional sports teams' pre/regular season food, beverage and merchandise sales was primarily due to one less Knicks regular season game at The Garden during the current year period and lower average per-game revenue as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2015 decreased $18,440, or 9.6%, to $174,604 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	$(15,872)
Decrease in team personnel compensation	(13,494)
Decrease in other team operating expenses	(1,712)
Decrease in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales	(766)
Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	9,828
Increase in event-related expenses associated with other live sporting events	3,901
Other net decreases	(325)
$(18,440)
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) and net provisions for certain team personnel transactions (including the impact of NBA luxury tax) were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	$10,348	$26,220	$(15,872)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	20,642	10,814	9,828
The decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects lower NBA luxury tax of $19,747 partially offset by higher net provisions for both NBA and NHL revenue sharing expense of $3,875. The decrease in provisions for NBA luxury tax for the three months ended March 31, 2015 was primarily due to lower aggregate player salaries and a higher luxury tax threshold. The actual amounts for net provisions for NBA luxury tax and NBA and NHL revenue sharing expense for the 2014-15 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors. Provisions for NBA luxury tax for the three months ended March 31, 2015 for both the active roster and for team personnel transactions was lower by $25,650 as compared to the prior year period.
Team personnel transactions for the three months ended March 31, 2015 reflect provisions recorded for season-ending player injuries and player waivers/contract terminations of $11,121 and $8,060, respectively, and player trades of $1,461. Team personnel transactions for the three months ended March 31, 2014 primarily reflect provisions recorded for season-ending player injuries and player waivers/contract terminations of $6,933 and $3,728, respectively.
The decrease in team personnel compensation was primarily due to lower overall player salaries, inclusive of the impact of roster changes at the Company's sports teams, slightly offset by non-player team personnel increases.
The decrease in other team operating expenses was primarily due to lower professional fees and player insurance partially offset by other team operating expense increases.
The increase in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events as compared to the prior year period.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2015 increased $3,551, or 11%, to $35,711 as compared to the prior year period primarily due to higher employee compensation and related benefits and allocated corporate general and administrative costs.
AOCF
AOCF for the three months ended March 31, 2015 increased $19,512, or 198%, to $29,358 as compared to the prior year period primarily due to lower direct operating expenses and, to a lesser extent, an increase in revenues partially offset by higher selling, general and administrative expenses, as discussed above.

Comparison of the Nine Months Ended March 31, 2015 versus the Nine Months Ended March 31, 2014
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Nine Months Ended March 31,				Increase (Decrease) in Net Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,233,685	100%	$1,183,920	100%	$49,765

Direct operating expenses	672,863	55%	682,046	58%	9,183
Selling, general and administrative expenses	246,749	20%	261,146	22%	14,397
Depreciation and amortization	94,440	8%	76,869	6%	(17,571)
Gain on sale of Fuse	(186,178)	(15)%	—	NM	186,178
Operating income	405,811	33%	163,859	14%	241,952
Other income (expense):
Equity in loss of nonconsolidated affiliates	(35,049)	(3)%	(75)	NM	(34,974)
Interest expense, net	(2,039)	NM	(3,636)	NM	1,597
Miscellaneous income	2,136	NM	95	NM	2,041
Income from operations before income taxes	370,859	30%	160,243	14%	210,616
Income tax expense	(161,844)	(13)%	(56,812)	(5)%	(105,032)
Net income	$209,015	17%	$103,431	9%	$105,584
_________________
NM – Percentage is not meaningful
The comparability of the results of operations of the Company and the MSG Media segment for the nine months ended March 31, 2015 to the prior year period was impacted by the Company's sale of Fuse, which was completed on July 1, 2014. Fuse generated meaningful revenues in the prior year period but did not have a material impact on MSG Media or total Company AOCF.
See "Business Segment Results" for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.
Revenues
Revenues for the nine months ended March 31, 2015 increased $49,765, or 4%, to $1,233,685 as compared to the prior year period. The net increase is attributable to the following:

Decrease in MSG Media segment revenues	$(60,301)
Increase in MSG Entertainment segment revenues	76,416
Increase in MSG Sports segment revenues	39,838
Increase in other revenues	160
Change in inter-segment eliminations	(6,348)
$49,765

Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2015 decreased $9,183, or 1%, to $672,863 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(31,316)
Increase in MSG Entertainment segment expenses	42,929
Decrease in MSG Sports segment expenses	(14,451)
Increase in other expenses	3
Change in inter-segment eliminations	(6,348)
$(9,183)

Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2015 decreased $14,397, or 6%, to $246,749 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(32,946)
Increase in MSG Entertainment segment expenses	1,534
Increase in MSG Sports segment expenses	15,014
Increase in other expenses	2,001
$(14,397)
The increase in other expenses was primarily due to higher professional fees, with the overall increase being partially offset by lower executive management transition costs.
Depreciation and amortization
Depreciation and amortization for the nine months ended March 31, 2015 increased $17,571, or 23%, to $94,440 as compared to the prior year period primarily driven by accelerated depreciation in the current year period related to a change in the planned use of the Company’s professional sports teams' plane associated with a transition by the teams to a new travel program and higher depreciation expense on property and equipment placed into service associated with the comprehensive transformation of The Garden into a state-of-the-art arena ("Transformation") and the renovation of the Forum. These increases are partially offset by the absence of depreciation expense on Fuse's property and equipment.
Gain on sale of Fuse
Gain on sale of Fuse for the nine months ended March 31, 2015 represents the Company's gain, net of current year transaction costs, from the sale which was completed on July 1, 2014 (see Note 4 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q).
Equity in loss of nonconsolidated affiliates
Equity in loss of nonconsolidated affiliates for the nine months ended March 31, 2015 increased $34,974 to $35,049 primarily as a result of the Company recording a pre-tax non-cash impairment charge of $23,600 to write-off the carrying value of its equity investment in Brooklyn Bowl Las Vegas, LLC ("BBLV") during the second quarter of fiscal year 2015 (see Note 6 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q) and its share of the net loss of BBLV.
Income taxes
Income tax expense for the nine months ended March 31, 2015 was $161,844. The effective tax rate for the nine months ended March 31, 2015 of 43.6% differs from the statutory federal rate of 35% due principally to the impact of state and local income taxes, changes in state tax rates used to value deferred taxes in connection with the filing of the Company’s 2013 state income tax returns and due to the sale of Fuse (see Note 4 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q), and non-deductible expenses. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction and the tax return to book provision adjustment in connection with the filing of the Company’s federal income tax return.
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
AOCF
The following is a reconciliation of operating income to AOCF:

	Nine Months Ended		Increase (Decrease) in AOCF
	March 31,
	2015	2014
Operating income	$405,811	$163,859	$241,952
Share-based compensation	12,310	17,057	(4,747)
Depreciation and amortization	94,440	76,869	17,571
Gain on sale of Fuse	(186,178)	—	(186,178)
AOCF	$326,383	$257,785	$68,598
AOCF for the nine months ended March 31, 2015 increased $68,598, or 27%, to $326,383 as compared to the prior year period. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$2,913
Increase in AOCF of the MSG Entertainment segment	31,230
Increase in AOCF of the MSG Sports segment	38,055
Other net decreases	(3,600)
$68,598
Other net decreases were primarily due to higher professional fees, with the overall increase being partially offset by lower executive management transition costs.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Media segment.

	Nine Months Ended March 31,				Increase (Decrease) in Operating Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$477,848	100%	$538,149	100%	$(60,301)
Direct operating expenses	166,084	35%	197,400	37%	31,316
Selling, general and administrative expenses	51,594	11%	84,540	16%	32,946
Depreciation and amortization	9,658	2%	11,771	2%	2,113
Gain on sale of Fuse	(186,178)	(39)%	—	NM	186,178
Operating income	$436,690	91%	$244,438	45%	$192,252

The following is a reconciliation of operating income to AOCF:

	Nine Months Ended		Increase (Decrease) in AOCF
	March 31,
	2015	2014
Operating income	$436,690	$244,438	$192,252
Share-based compensation	1,937	2,985	(1,048)
Depreciation and amortization	9,658	11,771	(2,113)
Gain on sale of Fuse	(186,178)	—	(186,178)
AOCF	$262,107	$259,194	$2,913
Revenues
Revenues for the nine months ended March 31, 2015 decreased $60,301, or 11%, to $477,848 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in affiliation fee revenue	$(37,492)
Decrease in advertising revenue	(24,815)
Other net increases	2,006
$(60,301)
The decrease in affiliation fee revenue was due to the absence of affiliation fee revenue for Fuse, as the Company completed its sale of the network on July 1, 2014, partially offset by a small increase in affiliation fee revenue at MSG Networks. The increase in affiliation fee revenue at MSG Networks was primarily due to higher affiliation rates largely offset by the impact of a low single digit percentage decrease in subscribers as compared to the prior year period and, to a lesser extent, the impact of lower affiliate adjustments in the current year period as compared to the prior year period.
The decrease in advertising revenue was due to the absence of advertising revenue for Fuse partially offset by a small increase in advertising revenue at MSG Networks.
Other net increases were primarily attributable to a retroactive royalty payment and the recognition of revenue associated with certain services provided to Fuse Media, Inc. in the current year period.
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2015 decreased $31,316, or 16%, to $166,084 as compared to the prior year period attributable to the absence of expenses for Fuse, which were partially offset by higher expenses at MSG Networks. The increase in direct operating expenses at MSG Networks was primarily due to higher programming acquisition costs (rights fees), including rights fees from the licensing of MSG Sports' team related programming and, to a lesser extent, other programming-related cost increases.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2015 decreased $32,946, or 39%, to $51,594 as compared to the prior year period primarily due to the absence of expenses for Fuse.
Depreciation and amortization
Depreciation and amortization for the nine months ended March 31, 2015 decreased $2,113, or 18%, to $9,658 as compared to the prior year period primarily due to the absence of depreciation expense on Fuse's property and equipment partially offset by higher depreciation expense at MSG Networks.
Gain on sale of Fuse
Gain on sale of Fuse for the nine months ended March 31, 2015 represents the Company's gain, net of current year transaction costs, from the sale which was completed on July 1, 2014 (see Note 4 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q).

AOCF
AOCF for the nine months ended March 31, 2015 increased $2,913, or 1%, to $262,107 as compared to the prior year period primarily driven by lower selling, general and administrative expenses and direct operating expenses largely offset by a decrease in revenues, as discussed above.
MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Entertainment segment.

	Nine Months Ended March 31,				Increase (Decrease) in Operating Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$320,926	100%	$244,510	100%	$76,416
Direct operating expenses	228,044	71%	185,115	76%	(42,929)
Selling, general and administrative expenses	57,912	18%	56,378	23%	(1,534)
Depreciation and amortization	7,662	2%	7,429	3%	(233)
Operating income (loss)	$27,308	9%	$(4,412)	(2)%	$31,720
The following is a reconciliation of operating income (loss) to AOCF:

	Nine Months Ended		Increase (Decrease) in AOCF
	March 31,
	2015	2014
Operating income (loss)	$27,308	$(4,412)	$31,720
Share-based compensation	3,370	4,093	(723)
Depreciation and amortization	7,662	7,429	233
AOCF	$38,340	$7,110	$31,230
Revenues
Revenues for the nine months ended March 31, 2015 increased $76,416, or 31%, to $320,926 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$35,854
Increase in event-related revenues at the Forum	23,673
Increase in venue-related sponsorship and signage and suite rental fee revenues	6,858
Increase in revenues from New York Spring Spectacular	6,387
Increase in revenues from the presentation of the Radio City Christmas Spectacular franchise	4,360
Increase in event-related revenues at The Chicago Theatre	3,053
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular and New York Spring Spectacular	(4,930)
Decrease in event-related revenues at The Theater at Madison Square Garden	(2,099)
Other net increases	3,260
$76,416
The increase in event-related revenues at The Garden was primarily due to additional events held at the venue, including events promoted by MSG Entertainment, as the venue was fully open during the current year period versus the prior year period in which The Garden was closed until late October due to the final phase of the Transformation.
The increase in event-related revenues at the Forum was primarily due to the venue being available for events during the current year period whereas during the prior year period the venue was closed until mid-January 2014 due to the renovation.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to increased sponsorship and signage revenues as a result of the re-opening of the Forum and expanded inventory, as well as higher suite rental fee revenue.

The increase in revenues from New York Spring Spectacular was due to the production's initial performances, including preview shows, that began on March 12, 2015.
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
The decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular and New York Spring Spectacular, was primarily due to fewer events held at the venue during the current year period as compared to the prior year period, including the impact of a compressed schedule for NBC's America's Got Talent during the current year period.
The decrease in event-related revenues at The Theater at Madison Square Garden was primarily due to a change in the mix of events partially offset by additional events held at the venue during the current year period as compared to the prior year period.
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2015 increased $42,929, or 23%, to $228,044 as compared to the prior year period. The net increase is attributable to the following:

Increase in event-related direct operating expenses at The Garden	$23,730
Increase in event-related direct operating expenses at the Forum	14,212
Increase in venue operating costs	3,808
Increase in event-related direct operating expenses at The Chicago Theatre	2,036
Increase in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	376
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular and New York Spring Spectacular	(2,886)
Decrease in event-related direct operating expenses at The Theater at Madison Square Garden	(480)
Decrease in direct operating expenses associated with New York Spring Spectacular	(113)
Other net increases	2,246
$42,929
The increase in venue operating costs was primarily due to the Forum being available for events during the current year period whereas during the prior year period the venue was closed until mid-January 2014 due to the renovation.
The decrease in direct operating expenses associated with New York Spring Spectacular reflects approximately $9,500 of expenses recorded in the prior year period, primarily related to the acceleration of marketing costs due to the postponement of last year's planned run until the current fiscal year. This decrease was largely offset by the costs in the current period associated with the production's initial performances.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2015 increased $1,534, or 3%, to $57,912 as compared to the prior year period primarily due to higher allocated corporate general and administrative costs partially offset by the impact of costs recorded in the prior year period associated with the re-opening of the Forum and the debut of the fully transformed Madison Square Garden Arena and, to a lesser extent, other net cost decreases.
AOCF
AOCF for the nine months ended March 31, 2015 increased $31,230, or 439%, to $38,340 as compared to the prior year period primarily attributable to an increase in revenues partially offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above.

MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company's MSG Sports segment.

	Nine Months Ended March 31,				Increase (Decrease) in Operating Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$495,131	100%	$455,293	100%	$39,838
Direct operating expenses	339,484	69%	353,935	78%	14,451
Selling, general and administrative expenses	106,082	21%	91,068	20%	(15,014)
Depreciation and amortization	18,354	4%	7,739	2%	(10,615)
Operating income	$31,211	6%	$2,551	1%	$28,660

The following is a reconciliation of operating income to AOCF:

	Nine Months Ended		Increase (Decrease) in AOCF
	March 31,
	2015	2014
Operating income	$31,211	$2,551	$28,660
Share-based compensation	2,361	3,581	(1,220)
Depreciation and amortization	18,354	7,739	10,615
AOCF	$51,926	$13,871	$38,055
Revenues
Revenues for the nine months ended March 31, 2015 increased $39,838, or 9%, to $495,131 as compared to the prior year period. The net increase is attributable to the following:

Increase in professional sports teams' pre/regular season ticket-related revenue	$14,443
Increase in suite rental fee revenue	9,104
Increase in broadcast rights fees from MSG Media	6,348
Increase in professional sports teams' sponsorship and signage revenues	4,988
Increase in professional sports teams' pre/regular season food, beverage and merchandise sales	2,906
Increase in revenues from league distributions	2,176
Increase in event-related revenues from other live sporting events	1,453
Other net decreases	(1,580)
$39,838
The increase in professional sports teams’ pre/regular season ticket-related revenue was primarily due to the Knicks and Rangers playing five additional pre-season games at The Garden during the current year period and, to a lesser extent, higher average per-game revenue. The Garden was fully open during the current year period versus the prior year period, in which The Garden was closed until late October due to the final phase of the Transformation.
The increase in suite rental fee revenue was primarily due to the absence of the prior year period off-season shutdown associated with the Transformation, contractual rate increases, and additional sales of suite products.
The increase in broadcast rights fees from MSG Media was primarily due to the overall increase in the number of events exclusively available to MSG Networks during the current year period and higher fees as compared to the prior year period.
The increase in professional sports teams' sponsorship and signage revenues primarily reflects expanded inventory, increased sales of existing inventory and the impact of Transformation-related assets.
The increase in professional sports teams' pre/regular season food, beverage and merchandise sales was primarily due to additional Knicks and Rangers games and the Liberty playing regular season games at The Garden during the current year period and, to a lesser extent, higher average per-game revenue as compared to the prior year period.

The increase in event-related revenues from other live sporting events was primarily due to additional events partially offset by a change in the mix of events as compared to the prior year period. Event-related revenues from other live sporting events include ticket-related revenues, venue license fees the Company charges to promoters for the use of our venues, single night suite rental fees, and food, beverage and merchandise sales.
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2015 decreased $14,451, or 4%, to $339,484 as compared to the prior year period. The net decrease is attributable to the following:

Decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	$(18,567)
Decrease in team personnel compensation	(12,321)
Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	9,527
Increase in event-related expenses associated with other live sporting events	4,461
Increase in professional sports teams' pre/regular season expense associated with food, beverage and merchandise sales	1,333
Other net increases	1,116
$(14,451)
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) and net provisions for certain team personnel transactions (including the impact of NBA luxury tax) were as follows:

	Nine Months Ended
	March 31,
	2015	2014	Increase (Decrease)
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	$29,287	$47,854	$(18,567)
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	25,317	15,790	9,527
The decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects lower NBA luxury tax of $25,557 partially offset by higher net provisions for both NBA and NHL revenue sharing expense of $6,990. The decrease in provisions for NBA luxury tax for the nine months ended March 31, 2015 was primarily due to a higher luxury tax threshold and lower aggregate player salaries. Higher NBA and NHL revenue sharing expense reflects higher estimated expenses for the 2014-15 season partially offset by adjustments to prior seasons' revenue sharing expense. The actual amounts for net provisions for NBA luxury tax and NBA and NHL revenue sharing expense for the 2014-15 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors. Provisions for NBA luxury tax for the nine months ended March 31, 2015 for both the active roster and for team personnel transactions was lower by $31,366 as compared to the prior year period.
Team personnel transactions for the nine months ended March 31, 2015 reflect provisions recorded for player waivers/contract terminations and season-ending player injuries of $12,655 and $11,121, respectively, and player trades of $1,541. Team personnel transactions for the nine months ended March 31, 2014 reflect provisions recorded for player waivers/contract terminations and season-ending player injuries of $7,276 and $6,933, respectively, and player trades of $1,581.
The decrease in team personnel compensation was primarily due to lower overall player salaries, inclusive of the impact of roster changes at the Company's sports teams, slightly offset by non-player team personnel increases.
The increase in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events and additional events as compared to the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2015 increased $15,014, or 16%, to $106,082 as compared to the prior year period primarily due to higher employee compensation and related benefits, allocated corporate general and administrative costs and team-related marketing costs. These increases were partially offset by the absence of marketing costs recorded in the prior year period associated with the debut of the fully transformed Madison Square Garden Arena and, to a lesser extent, other net cost decreases.
Depreciation and amortization
Depreciation and amortization for the nine months ended March 31, 2015 increased $10,615, or 137%, to $18,354, as compared to the prior year period primarily driven by accelerated depreciation in the current year period related to a change in the planned use of the Company’s professional sports teams' plane associated with a transition by the teams to a new travel program.
AOCF
AOCF for the nine months ended March 31, 2015 increased $38,055, or 274%, to $51,926, as compared to the prior year period primarily due to an increase in revenues and, to a lesser extent, lower direct operating expenses partially offset by higher selling, general and administrative expenses, as discussed above.
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
We believe we have sufficient liquidity, including approximately $241,000 in unrestricted cash and cash equivalents as of March 31, 2015, along with available borrowing capacity under our revolving credit facility and combined with operating cash flows to fund our business operations, pursue new opportunities, and repurchase shares of our Class A Common Stock.
We regularly assess capital and credit markets activity and conditions against our ability to meet our net funding and investing requirements over the next twelve months and we believe that the combination of cash and cash equivalents on hand, cash generated from operating activities and borrowing availability under the Company's revolving credit facility should provide us with sufficient liquidity to fund such requirements. However, U.S. and global economic conditions may lead to lower demand for our offerings, such as lower levels of attendance at events we host or for advertising. The consequences of such conditions could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
On October 27, 2014, the Company’s board of directors authorized the repurchase of up to $500,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. Since the authorization of the repurchase program through March 31, 2015, the Company has repurchased 1,510 shares, which are determined based on the settlement date of such trades, for a total cost of $114,770, including commissions and fees. These acquired shares have been classified as treasury stock in the Company’s consolidated balance sheet. As of March 31, 2015, the Company had $385,260 of availability remaining under its stock repurchase authorization.
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
The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00 subject to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Company. As of March 31, 2015, MSG L.P. was in compliance with the financial covenants in the Revolving Credit Facility. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of March 31, 2015, there was $7,460 in letters of credit issued and outstanding under the Revolving Credit Facility with available borrowing capacity of $492,540.
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
Revolving Credit Facilities with Nonconsolidated Affiliates
In connection with the Company's investment in Azoff MSG Entertainment LLC ("Azoff-MSG"), the Company provides a revolving credit facility to the entity, which amount was increased to $100,000 in September 2014, with $66,000 of borrowings outstanding as of March 31, 2015.
In connection with the Company's investment in Tribeca Enterprises LLC ("Tribeca Enterprises"), during the second quarter of fiscal year 2015, the Company agreed to provide a revolving credit facility to this entity. This loan facility was increased to $6,000 during the third quarter of fiscal year 2015 of which $2,375 had been drawn down as of March 31, 2015.
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2015 decreased by $82,091 to $134,957 as compared to the prior year period primarily due to income taxes paid related to the sale of Fuse (the cash proceeds benefit of the sale is included in investing activities).

Investing Activities
Net cash provided by investing activities for the nine months ended March 31, 2015 increased by $548,615 to $135,489 as compared to the prior year period. This change is primarily due to (i) proceeds received during the nine months ended March 31, 2015 from the sale of Fuse, (ii) lower capital expenditures for the nine months ended March 31, 2015 as compared to the prior year period primarily due to the completion of the Transformation and the renovation of the Forum, and (iii) the Company's prior year period acquisitions of its interest in Azoff-MSG, BBLV, and Tribeca Enterprises. These increases were partially offset by the Company's current period loans to Azoff-MSG, BBLV and Tribeca Enterprises, investments in other nonconsolidated affiliates, and the absence of the prior year period's $18,000 loan provided to the Company from the City of Inglewood in connection with the Company's renovation of the Forum.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2015 increased by $116,338 to $121,628 as compared to the prior year period primarily driven by the current year period repurchases of the Company's Class A Common Stock.
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
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard will be effective for the Company beginning in the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated. Specifically, it (1) modifies the assessment of whether limited partnerships are variable interest entities (VIEs) or voting interest entities, (2) eliminates the presumption that a limited partnership should be consolidated by its general partner, (3) removes certain conditions for the evaluation of whether a fee paid to a decision maker constitutes a variable interest, and (4) modifies the evaluation concerning the impact of related parties in the determination of the primary beneficiary of a VIE. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the FASB ASC to require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017 and the amended guidance must be applied on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the cost as the services are received. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption is permitted. This standard may be adopted retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company's three reporting units for evaluating goodwill impairment are the same as its reportable segments, and all of them have goodwill. The goodwill balance reported on the Company's balance sheet as of March 31, 2015 by reportable segment is as follows:

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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of March 31, 2015 by reportable segment:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850

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
Item 4. Controls and Procedures
The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) were effective as of March 31, 2015, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about the Company's repurchases of stock that were made during the three months ended March 31, 2015 (amounts are presented in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	705	$74.02	705	$446,411
February 1, 2015 - February 28, 2015	217	$76.52	217	$429,784
March 1, 2015 - March 31, 2015	569	$78.23	569	$385,260
Total	1,491	$75.99	1,491
_________________

(a)
As of March 31, 2015, the total amount authorized by the Company’s board of directors for Class A Common Stock repurchases was $500,000, and the Company had remaining authorization of $385,260 for future repurchases. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company may also choose to fund our stock repurchase program through other funding sources including under our revolving credit facility. The Company first announced its stock repurchase program on October 27, 2014. Total number of shares purchased are determined based on the settlement date of such trades.

(b)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

Item 5. Other Information
Donna Coleman
On April 30, 2015, the Company’s Board of Directors appointed Donna Coleman to succeed Sean Creamer as Interim Chief Financial Officer of the Company, effective May 5, 2015. From May 1, 2015 through May 4, 2015, Ms. Coleman, age 59, will serve as the Company’s Executive Vice President, Finance. Upon the Company’s appointment of a successor Chief Financial Officer, Ms. Coleman will resume the title of Executive Vice President, Finance. Ms. Coleman was Executive Vice President, Corporate Financial Planning and Control of Cablevision Systems Corporation, a leading telecommunications and media company, from November 2012 to her retirement in December 2014. Prior to that, she was Senior Vice President, Corporate Financial Planning and Control of Cablevision Systems Corporation from June 2011 to October 2012 and Senior Vice President, Planning and Operations of Cablevision Systems Corporation from April 2000 to May 2011. The Company and Cablevision are both controlled by the Dolan Family.
In connection with Ms. Coleman’s appointment, Ms. Coleman and the Company entered into an employment agreement dated April 30, 2015 (the "Employment Agreement"). The term of the Employment Agreement commences as of May 1, 2015, and, unless terminated earlier in accordance with its terms, will expire on October 15, 2015 (the "Expiration Date"). Ms. Coleman will receive a base salary of $250,000 per month and will be eligible for the Company’s standard benefits programs subject to the terms of the applicable plan; however, Ms. Coleman will not be eligible to participate in the Company’s annual or long-term bonus or incentive programs.
If Ms. Coleman’s employment with the Company is terminated prior to the Expiration Date by the Company other than for "Cause" (as defined in the Employment Agreement) then, subject to Ms. Coleman’s execution and non-revocation of a separation agreement (including a general release by Ms. Coleman of the Company and its affiliates), the Company will provide Ms. Coleman with continued base salary payments through the Expiration Date. Ms. Coleman is subject to confidentiality, non-disparagement, intellectual property and further cooperation obligations while employed by the Company and thereafter, and non-solicitation of employees obligations while employed by the Company and for one year thereafter.
The description above is qualified in its entirety by reference to the Employment Agreement, which is attached as Exhibit 10.1 and incorporated herein by reference.
Sean Creamer
On April 30, 2015, the Company entered into a separation agreement with Sean Creamer (the "Separation Agreement") in connection with Mr. Creamer’s resignation as Company’s Executive Vice President and Chief Financial Officer effective as of May 4, 2015 (the "Separation Date"). The Separation Agreement provides that the Company will continue to pay Mr. Creamer his base salary through the Separation Date. Additionally, the Company will pay Mr. Creamer a separation payment equal to $550,000 and assume his remaining temporary New York housing costs. Mr. Creamer will be subject to non-disparagement, confidentiality, non-solicitation and certain other covenants pursuant to the Separation Agreement.
The description above is qualified in its entirety by reference to the Separation Agreement, which is attached as Exhibit 10.2 and incorporated herein by reference.

 Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Employment Agreement dated April 30, 2015 between The Madison Square Garden Company and Donna Coleman.
10.2	Separation Agreement dated April 30, 2015 between The Madison Square Garden Company and Sean R. Creamer.
31.1	Certification by the Executive Chairman Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Executive Chairman Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May, 2015.

The Madison Square Garden Company

By:	/S/ SEAN R. CREAMER
	Name:	Sean R. Creamer
	Title:	Executive Vice President and Chief
Financial Officer