Form 10-K
period 2015-06-30
Madison Square Garden Co
filed 2015-08-20
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ___________ to _____________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-34434	The Madison Square Garden Company	27-0624498
Delaware
Two Pennsylvania Plaza
New York, NY 10121
(212) 465-6000

Securities registered pursuant to Section 12(b) of the Act: Title of each class:	Name of each Exchange on which Registered:
Class A Common Stock	New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of The Madison Square Garden Company as of June 30, 2015 computed by reference to the price at which the common equity was last sold on The NASDAQ Stock Market LLC as of December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately: $4,715,956,194.
Number of shares of common stock outstanding as of July 31, 2015:
Class A Common Stock — 62,229,525
Class B Common Stock — 13,588,555
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2015 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

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
The Company was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On January 12, 2010, Cablevision’s board of directors approved the distribution of all of the outstanding common stock of the Company to Cablevision shareholders (the “MSG Distribution”) and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in MSG Holdings, L.P. (“MSG L.P.”). MSG L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Madison Square Garden businesses until the MSG Distribution occurred on February 9, 2010. MSG L.P. is now our wholly-owned subsidiary, through which we conduct substantially all of the business activities discussed in this Annual Report on Form 10-K.
The Company is actively pursuing a distribution to its common stockholders of all of the common stock of MSG Spinco, Inc. (“MSG Spinco”). MSG Spinco will own the entertainment and sports businesses currently owned and operated by the Company through its MSG Entertainment and MSG Sports business segments and will own, lease or operate the arenas and other venues that are now owned, leased or operated by the Company. We refer to the distribution of the common stock of MSG Spinco as the “Spinco Distribution.” Following the Spinco Distribution, MSG Spinco will change its name to “The Madison Square Garden Company” and its Class A Common Stock is expected to trade on the New York Stock Exchange (“NYSE”) under the symbol “MSG.” We will change our name to “MSG Networks Inc.” and our Class A Common Stock is expected to trade on the NYSE under the symbol “MSGN.” The Spinco Distribution is expected to be completed early in the fourth calendar quarter of this year, however, the Spinco Distribution remains subject to a number of conditions, including final approval by our Board of Directors, the effectiveness of MSG Spinco’s registration statement with the SEC, and completion by us of a significant debt financing and contribution of most of the proceeds of that financing to MSG Spinco. Accordingly, there can be no assurance that the Spinco Distribution will occur or that it will be completed in the time frame or on the terms we currently anticipate. MSG Spinco has filed a Form 10 registration statement with the SEC which contains additional information about MSG Spinco and the proposed Spinco Distribution.

Overview
The Company is a sports, entertainment and media business comprised of dynamic and powerful assets and brands. Madison Square Garden’s business grew from the legendary venue widely known as “The World’s Most Famous Arena.” Drawing on its celebrated history, the Company builds iconic brands that set the standard for excellence and innovation while forging deep connections with diverse and passionate audiences. With an unparalleled portfolio of venues, content and distribution channels, the Company has three business segments — MSG Sports, MSG Media and MSG Entertainment — which deliver exceptional experiences that endure for generations.
MSG Sports owns and operates the following professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League (the “AHL”) and the Westchester Knicks of the NBA Development League (the “NBADL”). In addition, MSG Sports promotes, produces and/or presents a broad array of other live sporting events, including professional boxing, college basketball, professional bull riding and tennis.
MSG Media is a leader in production and content development for multiple distribution platforms, including content originating from the Company’s venues and is comprised of our regional sports and entertainment networks, MSG Network and MSG+, collectively the “MSG Networks”. MSG Media sold Fuse, a national television network dedicated to music, on July 1, 2014 to SiTV Media, Inc., which has since been renamed Fuse Media, Inc., for approximately $232 million and a 15 percent equity interest in SiTV Media, LLC, which has been renamed Fuse Media, LLC (“Fuse Media”). The Company’s equity interest in Fuse Media will be transferred to Spinco in connection with the Spinco Distribution.
MSG Entertainment presents or hosts live entertainment events, including concerts, family shows, performing arts and special events, in our diverse collection of venues. Those venues include the Madison Square Garden Arena (which we also refer to as “The Garden”), The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, the Forum, The Chicago Theatre and the Wang Theatre. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular and New York Spring Spectacular, both featuring the Radio City Rockettes (the “Rockettes”), that are performed in the Company's venues.
Our Strengths
Our key strengths are:

•	Ownership of legendary sports franchises;

•	Media assets, including affiliation agreements with distributors and exclusive sports programming rights;

•	Iconic venues in top live entertainment markets;

•	Diverse collection of marquee brands and content, including the Radio City Christmas Spectacular, New York Spring Spectacular and the Rockettes;

•	Powerful presence in the New York City metropolitan area with established core assets and expertise for strategic expansion;

•	Strong industry relationships that create opportunities for new content and brand extensions;

•	Deep connection with loyal and passionate fan bases that span a wide demographic mix;

•	First-class experience in managing venues, bookings, marketing and sales in multiple markets;

•	Ability to forge strategic partnerships that utilize the Company’s assets, core competencies and scale, while allowing the Company to benefit from growth in those businesses;

•	Established history of successfully planning and executing comprehensive venue renovations;

•	Extensive range of proprietary marketing assets, including an industry leading customer database that allows us to drive ticket sales and engagement with our brands; and

•	Strong and seasoned management team.

Our Strategy
The Madison Square Garden Company pursues opportunities that capitalize on our iconic venues, our popular sports franchises, the distribution of our programming networks and our exclusive sports and entertainment content, as well as our venue management, bookings, marketing and sales expertise.
We believe the Company’s unique combination of assets, the depth of our relationships within the sports and entertainment industries and strong connection with our diverse and passionate audiences, set the Company apart in the industry and represent a substantial opportunity for growth. Specific initiatives we are focused on include:

•
Developing championship caliber teams. The core of MSG Sports’ strategy is to develop teams that seek to consistently compete for championships in their respective leagues, and support and drive revenue streams across the Company. We continue to explore new ways to increase engagement and revenue opportunities across MSG Sports’ broad consumer and corporate customer bases.

•
Developing recurring revenue streams. MSG Media has a strong foundation of recurring revenue streams supported by our ownership of Knicks, Rangers, Liberty and Westchester Knicks rights, our rights for live-event coverage of the New York Islanders (the “Islanders”), the New Jersey Devils (the “Devils”), the Buffalo Sabres (the “Sabres”) and the New York Red Bulls (the “Red Bulls”), and our affiliation agreements for distribution of our programming networks. MSG Media’s programming networks serve as powerful platforms through which athletes, artists and performers are connected to the nation’s largest television market. In connection with the Spinco Distribution, we will enter into long-term media rights agreements with MSG Spinco providing us with the exclusive media rights to Knicks and Rangers games. See “Item 1A. — Risk Factors — In connection with the Spinco Distribution, We Will Enter Into Media Rights Agreements with MSG Spinco Which Will Require Rights Fee Payments That Substantially Exceed the Inter-Segment Rights Fee Expense Reflected in Our Historical Financial Statements.”

•
Utilizing our integrated approach to marketing and sales. MSG Sports, MSG Entertainment and MSG Media possess powerful assets that can create significant value for our business when used in a complementary manner. For example:

◦
Our integrated approach to the sale of marketing partnerships allows us to use and sell our broad array of MSG Sports and MSG Entertainment assets together in order to maximize their collective value, both for the Company and for our marketing partners. This ability to offer compelling, broad-based marketing platforms which we believe are unparalleled in sports and entertainment, enables us to attract world-class partners, such as our “Marquee” marketing partner, JPMorgan Chase, and our “Signature” marketing partners — Anheuser-Busch, Coca-Cola, Delta Airlines, Kia, Lexus, SAP and DraftKings. If the Spinco Distribution takes place, we will enter into a long-term advertising sales representation agreement with MSG Spinco pursuant to which MSG Spinco will act as our advertising sales representative and have the exclusive right and obligation to sell our advertising availabilities on our behalf for a commission. The Company’s advertising sales personnel will transfer to MSG Spinco.

◦
We continue to forge deep direct-to-consumer relationships with customers and fans, with a focus on understanding how consumers interact with every aspect of the Company. A key component of this strategy is our large and growing proprietary customer database which drives revenue and engagement across segments, benefiting the Company through ticket sales, merchandise sales and sponsorship activation. This database provides us a greater opportunity to cross-promote our products and services, introducing customers to our wide range of assets and brands. For example, we have used our database to drive ticket sales to the Radio City Christmas Spectacular and New York Spring Spectacular from fans of our sports teams.

◦
Our MSG Sports and MSG Media businesses naturally complement each other — with MSG Media providing sports fans with the ability to watch locally televised games of the Knicks, Rangers and Liberty, as well as other programming related to our teams, and we are continually exploring opportunities to enhance the relationship through other events. If the Spinco Distribution takes place, we will enter into long-term media rights agreements with MSG Spinco providing us with the exclusive media rights to Knicks and Rangers games. See “Item 1A. — Risk Factors — In connection with the Spinco Distribution, We Will Enter Into Media Rights Agreements with MSG Spinco Which Will Require Rights Fee Payments That Substantially Exceed the Inter-Segment Rights Fee Expense Reflected in Our Historical Financial Statements.” These two segments paired up in March 2015 to take advantage of the interest in and excitement of the BNP Paribas Showdown at The Garden by airing this event on MSG Networks, featuring a matchup between future Hall of Famer Roger Federer and Grigor Dimitrov. In April 2015, in the week leading up to The Garden’s heavyweight championship bout between the champ, Wladimir Klitschko, and

Bryant Jennings, MSG Network promoted the fight by featuring Klitschko’s episode of its original series, “The Game 365.”

◦
MSG Media continues to seek opportunities to collaborate with MSG Entertainment to deliver programming that increases exposure of the Company’s brands, while differentiating our media offerings in a diverse and competitive environment. This past year, MSG Network unveiled “The Garden’s Defining Moments,” a new series that features the iconic moments at The Garden currently on display in the arena as part of the transformed Garden, including “George Harrison’s Concert for Bangladesh” and the “Benefit Concert for Hurricane Katrina.” The first 10 half-hour episodes aired in early 2015, with the final 10 episodes scheduled for later this calendar year. January 2014 marked the start of monthly performances by the legendary Billy Joel at The Garden, with all 24 announced shows through December 2015 sold out. MSG Network is helping to drive continued excitement and promotion for this partnership with programming throughout the summer that includes historic Billy Joel concerts and a 30-minute special that gives fans a backstage pass to Billy Joel’s shows at The Garden, including interviews with Billy Joel and his band. The Company expects that it and MSG Spinco will continue to pursue collaboration opportunities even if the Spinco Distribution occurs.

•
Growing our entertainment brands. Building on our hallmark Radio City Christmas Spectacular and Rockettes brands, MSG Entertainment is focused on enhancing existing productions and developing new productions. In March 2015, MSG Entertainment officially debuted a brand new, large scale theatrical production at Radio City Music Hall — called New York Spring Spectacular — featuring the Rockettes.

•
Utilizing a unique venue strategy. The Company has built a portfolio of venues through which we deliver high-quality live entertainment. In addition to our New York venues: The Garden, The Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre, we own the Forum in Inglewood, CA and The Chicago Theatre and have a long-term booking agreement with respect to the Wang Theatre in Boston. These venues, along with our venue management capabilities, our effective bookings strategy and our proven expertise in sponsorships, marketing, ticketing and promotions have positioned the Company as an industry leader in live entertainment. We intend to leverage our unique assets, expertise and approach to drive growth and stockholder value, and to ensure we continue to create unmatched experiences for the benefit of all of our stakeholders.

◦
Maximizing the live entertainment experience for our customers. We will use our first-class operations, coupled with new innovations and our ability to attract top talent, to deliver unforgettable experiences for our customers — whether they are first-time visitors, repeat customers, season ticket holders, or suite holders — ensuring they return to our venues. We have a track record of designing world-class facilities that exceed our customers’ expectations. This includes our renovations of Radio City Music Hall, the Beacon Theatre, The Garden and the Forum, which now provide top-quality amenities such as state-of-the-art lighting, sound and staging, a full suite of hospitality offerings and enhanced premium products. In addition to better onsite amenities, we will continue to explore new ways to utilize technology to improve the customer experience and create communities around our live events. From the way our customers buy their food and beverage; to how we market and process their tickets; to the content we provide them to enhance their sports and entertainment experience, we want to give our customers the best in-venue experience in the industry.

◦
Leveraging our live entertainment expertise to increase productivity across our venues. Part of what drives our success is our “artist first” approach. This includes our renovation of the Forum, which has set a new bar for the artist experience by delivering superior acoustics and an intimate feel, along with amenities such as nine, star-caliber, dressing rooms and dedicated areas for production and touring crews. This talent-friendly environment, coupled with more date availability and our top-tier service, is not only attracting artists to our West Coast venue, but bringing them back for repeat performances. We will continue to use our “artist first” approach to attract the industry’s top talent with the goal of increasing utilization across all of our venues through more multi-night concerts and other events, and more recurring high-profile shows that help expand our base of events.

We will also continue to explore the creation of proprietary content that enables the Company to benefit from being both content owner and venue operator. One recent example of this strategy is the New York Spring Spectacular at Radio City Music Hall, designed to become an annual tradition for New Yorkers and visitors alike. We see additional opportunity to use our venues as physical gathering places for communities that form and interact online and expanding that experience through the creation of “connected” venues that bring people together both inside and outside our venues.

◦
Selectively expanding our venues in key music and entertainment markets. With the Forum in Inglewood, California, we created the country’s only arena-sized venue dedicated to music and entertainment, which quickly established a strong presence in the market. We believe that, similar to Los Angeles, there are other select markets where our proven ability to develop music and entertainment-focused venues — coupled with our unique capabilities, expertise and “artist first” approach — will deliver a differentiated experience for artists, fans and partners. We intend to capitalize on this opportunity by identifying key markets where we can selectively expand our network of owned and operated venues, and pursue strategic partnerships with third parties to enhance and operate venues not owned by the Company. Controlling and booking an expanding network of world-class venues provides us with a number of avenues for growth, including driving increased bookings, greater marketing and sponsorship opportunities, and economies of scale.

•
Exploring additional ways to strengthen our core assets. Our commitment to strengthening our core assets is exemplified by the transformation of The Garden into a state-of-the-art facility (the “Transformation”) that enhances the experience for our customers, partners, athletes and entertainers and continues to attract even more marquee events, while driving growth across several categories, including ticket, suite, sponsorship, food, beverage and merchandise sales. The Transformation was designed to ensure The Garden’s continued and lasting prominence as a sports and entertainment venue and has driven significant revenue for the Company. The Transformation is discussed in greater detail under “Business — Our Business — Our Venues — The Madison Square Garden Arena Transformation.”

•
Continuing to explore external strategic opportunities. We will continue to seek strategic opportunities to add compelling assets and brands that resonate with our customers and partners, fit with our core competencies and allow new opportunities for growth across the Company. One of the ways we try to capitalize on our unique combination of dynamic assets, established industry relationships and deep customer connections is through strategic partnerships that bring together the expertise and capabilities of each partner, and enable us to team with recognized leaders in their fields and benefit from growth in those businesses. For example, in September 2013, we invested in Azoff MSG Entertainment LLC (“Azoff-MSG”), backed by one of the music and entertainment industry’s most respected and influential executives. The joint venture owns and operates existing music, media and entertainment businesses, while allowing us to pursue various businesses in the entertainment space. In addition, in March 2014, we became an investor in Tribeca Enterprises LLC (“Tribeca Enterprises”), bringing together two of New York’s cultural and entertainment icons to enhance the reach and impact of both brands, while creating new avenues for growth with one of the most respected teams in the film and entertainment industry. We also co-produced New York Spring Spectacular with The Weinstein Company, a known leader in the development of content, and have also joined with The Weinstein Company on certain other live theatrical productions.

Our Business
MSG Sports
MSG Sports owns and operates sports franchises, as well as promotes, produces and/or presents a broad array of other live sporting events.
Our Sports Franchises
The Knicks and Rangers are two of the most recognized franchises in professional sports, with storied histories and passionate, multi-generational fan bases. These teams are major occupants of The Garden traditionally playing a combined total of 82 regular season home games, often to at or near capacity attendance. In addition, the New York Liberty currently play 17 regular season home games at The Garden each year. The number of home games increases if our teams qualify for the playoffs.
In addition to being valuable stand-alone businesses, the Knicks and Rangers provide core content for our MSG Media segment, with a total of 166 pre-season, regular season and playoff games (both home and away) telecast on MSG Networks during the 2014-15 season, and generate significant audience demand for wrap-around and themed programming. As part of both team and league marketing and telecasts, our sports teams provide both regional and national visibility for the Company.
New York Knicks
As an original franchise of the NBA, the Knicks have a rich history that includes eight trips to the NBA Finals and two NBA Championships, as well as some of the greatest athletes to ever play the game. The Knicks enjoy the fierce allegiance of generations of passionate and knowledgeable fans and are focused on fielding a championship caliber team over the long-term. In 2014, Phil Jackson, whose extraordinary history of success includes 13 NBA championships, was named president of the

Knicks. The Knicks ranked in the top three in the NBA for ticket sales receipts for the 2014-15 regular season, which marked the fifth consecutive year that Knicks season tickets sold out.
New York Rangers
The Rangers hockey club is one of the “original six” franchises of the NHL. Winners of four Stanley Cup Championships, the Rangers have won eleven conference titles over their history. For the 2014-15 season, the Rangers, led by head coach Alain Vigneault, captured their first Presidents’ Trophy since 1994 for the league’s best regular season record, and qualified for the playoffs for the ninth time in the last ten years. The Rangers are known to have one of the most passionate, loyal and enthusiastic fan bases in all of sports and ranked in the top three in the NHL for ticket sales receipts for the 2014-15 regular season, which marked the eighth consecutive year that Rangers season tickets sold out.
New York Liberty
The Liberty was established in October 1996, when New York was selected as one of eight charter members of the WNBA. The Liberty have won three conference championships and appeared in the playoffs twelve times. In May 2015, NBA Hall of Fame player Isiah Thomas was named president of the Liberty. The Liberty are supported by an enthusiastic and loyal fan base.
Westchester Knicks
In March 2014, the Company acquired the right to own and operate an NBADL team, which has been named the Westchester Knicks. The 2014-15 season marked the debut of the new team, which plays its home games at the Westchester County Center in White Plains, New York. The Westchester Knicks serve as the exclusive NBADL affiliate of the Knicks.
Hartford Wolf Pack
The Hartford Wolf Pack, a minor-league hockey team, is a player development team for the Rangers and is also competitive in its own right in the AHL. The Rangers send draft picks and other players to the Hartford Wolf Pack for skill development and injury rehabilitation, and can call up players for the Rangers roster to enhance the team’s competitiveness. The Hartford Wolf Pack have reached the playoffs fifteen times out of eighteen seasons.
The Role of the Leagues in Our Operations
As franchises in professional sports leagues, our teams are members of their respective leagues and, as such, may be subject to certain limitations, under certain circumstances, on the control and management of their affairs. The respective league constitutions, under which each league is operated, together with the collective bargaining agreements (“CBAs”) each league has signed with its players’ association, contain numerous provisions that, as a practical matter in certain circumstances, could impact the manner in which we operate our businesses. In addition, under the respective league constitutions, the commissioner of each league, either acting alone or with the consent of a majority (or, in some cases, a supermajority) of the other teams in the league, may be empowered in certain circumstances to take certain actions felt to be in the best interests of the league, whether or not such actions would benefit our teams and whether or not we consent or object to those actions.
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
Other Sports Properties
MSG Sports also promotes, produces and/or presents a broad array of live sporting events, including professional boxing, college basketball, professional bull riding, tennis, and college wrestling. Our sports business includes events that have been among the most popular in our history, as well as perennial highlights on our annual calendar, and also features some of Madison Square Garden’s longest-running associations.

Professional boxing, beginning with John L. Sullivan in 1882, has had a long association with The Garden. This includes hosting Muhammad Ali’s and Joe Frazier’s 1971 “Fight of the Century,” considered among the greatest sporting events in modern history, as well as bouts featuring dozens of other boxing greats. These have included Jack Dempsey, Roberto Duran, George Foreman, Emile Griffith, Willie Pep, Oscar De La Hoya, Sugar Ray Leonard, Lennox Lewis, Joe Louis, Rocky Marciano, Sugar Ray Robinson, Felix Trinidad, Roy Jones, Jr., Mike Tyson, Evander Holyfield, Miguel Cotto and Wladimir Klitschko, who in April 2015 successfully defended his heavyweight titles against Bryant Jennings.
College basketball has been a mainstay at The Garden for decades, with the sport’s longest running holiday showcase, the Holiday Festival, first tipping off over 50 years ago. In addition to St. John’s University calling The Garden its home away from home, the popular Big East Tournament celebrated its 33rd anniversary at The Garden in 2015. Popular college basketball events also include visits from Duke University’s Blue Devils, the annual Jimmy V Classic and the post-season NIT Finals. In March 2014, the East Regional Finals of The NCAA Division I Men’s Basketball Championship was held at The Garden for the first time in more than 50 years, and is scheduled to return in 2017. Other upcoming college sporting events include: the Big Ten Men’s Basketball Tournament in 2018; a Big Ten basketball and hockey doubleheader, which will take place annually for three years starting in 2016; and the NCAA Wrestling Championships, a three-day event that in March 2016 will make its Garden and New York City debut.
In February 2015, The Garden welcomed the 64th NBA All-Star Game, marking the fifth time the arena has hosted the illustrious professional basketball event. Additionally, The Garden hosts the annual BNP Paribas Showdown tennis event, which, since debuting in 2009, has featured tennis luminaries such as Pete Sampras, Roger Federer, Rafael Nadal, Novak Djokovic, Serena and Venus Williams and Maria Sharapova. In August 2015, The Garden will welcome for the first time ever the League of Legends Championship Series, a two-day event around the popular eSports game.
MSG Entertainment
Our MSG Entertainment business is one of the country’s leaders in live entertainment. MSG Entertainment presents or hosts live entertainment events, including concerts, family shows, performing arts events and special events, in our diverse collection of venues. It also creates, produces and/or presents live productions that are performed in the Company’s venues. This includes the Radio City Christmas Spectacular, which is the top grossing live holiday family show in North America, and New York Spring Spectacular, which opened in March 2015, both of which feature the Rockettes. The venues we own or operate include The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, the Forum, and The Chicago Theatre. In addition, we have a long-term exclusive booking agreement with respect to the Wang Theatre. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal. MSG Entertainment focuses on delivering unforgettable memories through spectacular productions, live events and unrivaled experiences in exceptional settings, creating demand for an association with our brands by artists and premier companies, and for our productions by the public. With a foundation of world-class expertise in live entertainment, including the historic traditions of “The World’s Most Famous Arena” and Radio City Music Hall, as well as our other venues, MSG Entertainment has a proven ability to utilize the strength of its industry relationships, marketing assets, customer database and live event expertise to create performance, promotion and distribution opportunities for artists, events and productions, and to increase utilization of our venues.
Our Bookings and Other Entertainment Business Activities
MSG Entertainment is an established industry leader responsible for booking a wide variety of live entertainment events in our venues, which perennially include some of the biggest names in music and entertainment. Over the last several years, our venues have been a key destination for artists such as Billy Joel, the Eagles, U2, Bruno Mars, Madonna, Phish, Elton John, Eric Clapton, The Allman Brothers Band, Bruce Springsteen, Maroon 5, Taylor Swift, Justin Timberlake, Ed Sheeran, Katy Perry, Stevie Wonder, Sting and Paul Simon, Coldplay, One Direction, Ariana Grande, Jerry Seinfeld and Dave Chappelle. In December 2013, MSG Entertainment announced a unique new partnership between The Garden and Billy Joel that made the legendary performer a staple of “The World’s Most Famous Arena,” playing monthly performances since January 2014. This partnership has been a great success, with all 24 announced performances through December 2015 sold out. As part of this extraordinary run, Billy Joel played his 65th show at The Garden in July 2015, setting a new record for the most performances by any artist at “The World’s Most Famous Arena.”
Our venues have also hosted family shows such as Sesame Street Live, Marvel Universe Live and Disney Junior Live; special events such as “America's Got Talent,” and the MTV Video Music Awards; appearances by His Holiness the Dalai Lama and the Prime Minister of India, Narendra Modi; graduations, television upfronts and product launches; and theatrical productions such as A Christmas Story and How The Grinch Stole Christmas!

Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows in which case we have economic risk relating to the event. MSG Entertainment currently does not promote or co-promote events outside of our venues.
Our Productions
One of MSG Entertainment’s core properties, the Radio City Christmas Spectacular, has been performed at Radio City Music Hall for 82 years and during the 2014 holiday season it sold more than one million tickets. Featuring the world-famous Rockettes, the critically acclaimed Radio City Christmas Spectacular features show-stopping performances, festive holiday scenes and state-of-the-art special effects. As part of our strategic commitment to invest in our core assets, the Company continues to seek opportunities to enhance the Radio City Christmas Spectacular, which, in 2014, led to the return of “Rag Dolls,” one of the show’s classic numbers and a fan favorite.
We acquired the rights to the Radio City Christmas Spectacular in 1997, and those rights are separate from, and do not depend on the continuation of, our lease of Radio City Music Hall. We also hold rights to the Rockettes in the same manner.
In March 2015, we further extended the Rockettes brand with the opening of a new theatrical production built specifically for Radio City Music Hall — called New York Spring Spectacular — that takes audiences on a heartwarming and wondrous journey through New York City. New York Spring Spectacular weaves together one-of-a-kind puppetry, state-of-the-art technology and dynamic dance numbers performed by the legendary Rockettes.
The brand-new live theatrical production was developed by an award-winning creative team that includes Tony and Drama Desk Award winner Warren Carlyle as director and choreographer; Tony Award-winning director and Artistic Director of the American Repertory Theater Diane Paulus and American playwright and Drama Desk Award winner Randy Weiner as the show’s co-creative directors and brilliant young playwright Joshua Harmon. Co-produced by the Company and Weinstein Live Entertainment, the 2015 production featured an opening number choreographed by Emmy Award-winning choreographer Mia Michaels, along with an all-star cast that included co-stars Tony Award-winning actress Laura Benanti and Emmy Award-winning choreographer Derek Hough, along with Whoopi Goldberg, Bella Thorne, Tina Fey and Amy Poehler, who served as voices for the show’s sophisticated large-scale puppets. In its inaugural year, we sold nearly 300,000 tickets for New York Spring Spectacular.
We continue to strengthen and broaden our Rockettes brand, targeting the most prominent and effective vehicles that elevate their visibility and underscore their reputation as beloved American cultural icons. The Rockettes have appeared or performed at high profile events, including Presidential Inaugurations, the annual Macy’s Thanksgiving Day Parade, the New Year’s Eve Times Square Ball Drop, the Super Bowl XLV numeral unveil, the Major League Baseball Home Run Derby, television shows (“America’s Got Talent,” “Project Runway,” “The Today Show” and “The Colbert Report”) and fashion events (Michael Kors Fashion’s Night Out and Capezio Anniversary Gala), among many others. We continue to pursue carefully considered brand extension opportunities including television and public appearances, strategic partnerships, dance education and new merchandising lines.
MSG Media
MSG Media is a leader in production and content development for multiple distribution platforms and is comprised of our regional sports and entertainment networks, MSG Network and MSG+, collectively the “MSG Networks.”
MSG Networks is the exclusive local television home to nine professional sports teams — with live games of the Knicks, Rangers, Liberty, Westchester Knicks, Islanders, Devils, Sabres and Red Bulls and exclusive coverage of the New York Giants. The Company owns the local media rights to the Knicks, Rangers, Liberty and Westchester Knicks, while MSG Networks has multi-year rights agreements with the Islanders, Devils and Sabres.  MSG Network and MSG+ are among the nation’s largest regional cable networks and, typically each year, collectively telecast over 400 exclusive live sporting events, along with a slate of award-winning original programming. This includes programming related to the Knicks and Rangers, such as Knicks and Rangers coach’s shows, “Hockey Night Live” and dedicated pre- and post-game shows, all of which allow us to capitalize on the extraordinary enthusiasm of our teams’ fans.
MSG Networks’ lineup of originals also includes: “Beginnings,” which chronicles how New York’s greatest athletes and entertainers got their start; “The Lineup,” which features top film and sports experts debating a wide range of topics; “Four Courses with JB Smoove,” in which the comedian and actor gathers friends to discuss a variety of topics over dinner; “The Mask with Henrik Lundqvist,” which follows Henrik and celebrity friends, such as Michael J. Fox and John McEnroe, creating custom masks; and the special 20-part television event, “The Garden’s Defining Moments.” In addition, the networks showcase college football and college basketball from top conferences, including the Atlantic Coast Conference (football and basketball), Big 12 (football and basketball), Conference USA (football) and the Big East (basketball).

As the official regional sports network of the New York Giants, MSG Networks delivers exclusive, non-game coverage of the National Football League team, including Head Coach Tom Coughlin’s live weekly press conference. Additional programming on MSG+ includes a lineup of select NCAA college football and basketball games, the New York Racing Association horse racing, and international sports content such as Union of European Football Association league soccer, as well as original programming related to the network’s professional teams. The average of the combined reach of MSG Network and MSG+ is approximately 7.5 million viewing subscribers, primarily in New York, New Jersey, and Connecticut.
Over the past eight years, MSG Network has won 112 New York Emmy awards for live sports and original programming, more than any other single network or station in the region. MSG Network, MSG+ and msg.com have a combined total of 129 New York Emmy wins over the past eight years.
MSG Networks also offers MSG GO for subscribers on the move. With participating providers (currently Cablevision), MSG GO provides access for subscribers to live television and video on demand content for smartphones, tablets and computers. MSG GO enables subscribers, whether at home or on-the-go, to watch all live Knicks, Red Bulls and Liberty games as they appear on MSG Networks, as well as current and past episodes of MSG Networks original programming.
Our Interactive Initiatives
The Company has a collection of web sites and mobile and digital platforms, which are housed throughout Madison Square Garden’s business segments. These interactive initiatives include more than 20 web sites, social networking sites and mobile applications for our properties, including sites and applications dedicated to our sports teams. Web sites include msg.com, thegarden.com, radiocity.com, beacontheatre.com, fabulousforum.com, chicagotheatre.com, radiocitychristmas.com, newyorkspringspectacular.com and rockettes.com, as well as sites dedicated to our sports teams (nyknicks.com, newyorkrangers.com, knicksnow.com, blueshirtsunited.com and newyorkliberty.com). Like our MSG Sports business, the online operations relating to our sports teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See “Regulation — Regulation of Our Media Business.” This interactive business generates revenue for the Company’s segments via the sale of advertising and sponsorships on these digital properties. Additionally, it offers strategic marketing assets that create opportunities to market directly to our fans and cross-promote across our businesses. If the Spinco Distribution occurs, our interactive initiatives will be separated between MSG Spinco and the Company.
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
Madison Square Garden Arena
The Madison Square Garden Arena has been a celebrated center of New York life since it first opened its doors in 1879. Over its 136-year history, there have been four Garden buildings, each known for showcasing the best of the era’s live sports and entertainment offerings. We believe that The Garden has come to epitomize the power and passion of live sports and entertainment to people around the world, with an appearance at The Garden often representing a pinnacle of an athlete’s or performer’s career. Known as “The World’s Most Famous Arena,” The Garden has been the site of some of the most memorable events in sports and entertainment, and, along with The Theater at Madison Square Garden, has hosted hundreds of events and millions of visitors this past year. In 2009, Billboard Magazine ranked The Garden the number one venue of the decade in its respective class based upon gross ticket sales.  Music industry subscribers of the trade magazine Pollstar have voted The Garden “Arena of the Year” 18 out of the last 23 years. Madison Square Garden is the highest-grossing entertainment venue of its size in the nation, and the third highest in the world, based on Billboard Magazine’s 2015 mid-year rankings.
The Garden is home to the Knicks, Rangers, and Liberty and is associated with countless “big events,” inspired performances and one-of-a-kind moments. The Garden’s highlights include “The Fight of the Century” between Muhammad Ali and Joe Frazier in 1971 (considered among the greatest sporting events in history); the Knicks’ 1970 NBA Championship; the Rangers’ 1994 Stanley Cup Championship; three Democratic National Conventions and one Republican National Convention; Marilyn Monroe’s famous birthday serenade to President John F. Kennedy; Frank Sinatra’s “Main Event” concert in 1974; the only U.S.

concerts from the reunited Cream; and the 25th Anniversary Rock and Roll Hall of Fame concerts. In September 2015, His Holiness Pope Francis will celebrate Mass at The Garden as part of his widely anticipated U.S. visit.  This momentous occasion will mark the first time a current pope has visited The Garden since Pope John Paul II in 1979. The Garden has also hosted four prominent benefit concerts, which galvanized the public to respond to national and global crises, including the first of its kind, “The Concert for Bangladesh” in 1972, as well as “The Concert for New York City,” following the events of 9/11; “From the Big Apple to the Big Easy,” held after Hurricane Katrina in 2005; and “12-12-12, The Concert for Sandy Relief,” in 2012.
January 2014 marked the start of monthly performances by the legendary Billy Joel at The Garden, with all 24 announced shows through December 2015 sold out. As part of this incredible two-year run, Billy Joel played his 65th show at The Garden in July — setting a new record for the most performances by any artist at The Garden, as well as extending his record to 19 consecutive sold out shows. Since Billy Joel’s first show at The Garden in 1978, the internationally acclaimed, six-time Grammy-winning New Yorker has played an important role in the venue’s iconic history with many unforgettable performances, including at both the “The Concert for New York City” and “12-12-12, The Concert for Sandy Relief” benefit concerts.
The current Madison Square Garden Complex, located between 31st and 33rd Streets and Seventh and Eighth Avenues on Manhattan’s West Side, opened on February 11, 1968 with a salute to the U.S.O. hosted by Bob Hope and Bing Crosby. From a structural standpoint, the construction of the current Garden was considered an engineering wonder for its time, including its famous circular shape and unique, cable-supported ceiling, which contributes to its intimate feel. It was the first large structure built over an active railroad track. The builder, R.E. McKee, had a national reputation and was later recognized as a “Master Builder” by the construction industry. Architect Charles Luckman had one of the largest firms in the country and designed such buildings as the Prudential Tower in Boston, NASA’s flight center in Houston and the Forum in Inglewood, CA.
We own the Madison Square Garden Complex, the platform on which it is built and development rights (including air rights) above our property. Madison Square Garden sits atop Pennsylvania Station, a major commuter hub in Manhattan, which is owned by the National Railroad Passenger Corporation (Amtrak). While the development rights we own would permit us to expand in the future, any such use of development rights would require various approvals from the City of New York. The Garden seats up to approximately 21,000 spectators for sporting and entertainment events and, along with The Theater at Madison Square Garden, contains approximately 1,100,000 square feet of floor space over 11 levels.
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
The Transformation is an example of our strategic commitment to invest in our core assets and continue our legacy of bringing premier events to New York City. In March 2014, we welcomed back the East Regional Finals of the NCAA Division I Men’s Basketball Championship for the first time in over 50 years, and we look forward to hosting this prestigious event again in 2017. In February 2015, we also brought the NBA All-Star Game to New York City for the first time since 1998.
Focused on the total fan experience, the Transformation was designed to benefit everyone in attendance, whether they are first time visitors, season ticket subscribers, athletes, artists, suite holders or marketing partners. Our customers now have access to a full list of amenities including: improved sightlines; additional entertainment and dining options; new concourses; upgraded hospitality areas; new technology; and a completely transformed interior, where the intimacy of the arena bowl and The Garden’s world famous ceiling have been maintained. The Transformation of The Garden is intended to ensure that attending an event at The Garden is unlike anywhere else and is specifically highlighted by:

•	The new Chase Square Seventh Avenue entrance, which is nearly double the size of the previous entrance and features interactive kiosks, retail space, climate-controlled space, and broadcast area;

•	Public concourses that are double or triple in width, some with spectacular city views;

•	A new wide selection of food and beverage options, including exclusive food offerings from our MSG Signature Collection, featuring some of New York’s top chefs;

•	Improved upper bowl sightlines that put patrons over 17 degrees closer to the action;

•	New bridges that provide one-of-a-kind views of the arena floor and offer a unique perspective for fans;

•	State-of-the-art lighting, sound and LED video systems in high definition, and new fiber-optic cabling throughout the building;

•	Improved locker rooms, dressing rooms, green rooms and production offices;

•	Additional restrooms with 50 percent more capacity;

•
Unique exhibits throughout the building that celebrate The Garden’s storied history, including our Garden 366 visual retrospective and the Defining Moments exhibit on the Madison and Garden Concourse levels; and

•	Corporate offerings that include:

◦	21 Event Level suites that offer a lounge/entertaining atmosphere;

◦	58 Madison Level suites that are 40 percent larger than our previous suite offerings and located as close as 23 rows up from the arena floor;

◦	18 transformed Signature Level suites; and

◦	Three new club spaces: the 1879 Club presented by J.P. Morgan, the Delta SKY360 Club on the Event Level and the Madison Club presented by Foxwoods on the 7th floor of The Garden.
The Theater at Madison Square Garden
The Theater at Madison Square Garden, which has approximately 5,600 seats, opened as part of the fourth Madison Square Garden Complex in 1968, with seven nights of performances by Judy Garland. Since then, some of the biggest and most exciting names in live entertainment have played the theater, including The Who, Bob Dylan, Diana Ross, Elton John, James Taylor, Macklemore & Ryan Lewis, Pentatonix, Sara Bareilles, Ellie Goulding, Ricky Gervais, Neil Young, Radiohead, Jerry Seinfeld and Van Morrison. The Theater at Madison Square Garden has also hosted boxing events and the NBA Draft; award shows such as The Daytime Emmys; and other special events including Wheel of Fortune and audition shows for “America’s Got Talent.” We also host a variety of theatrical productions, family shows and other special events in The Theater, including A Christmas Story, Dr Seuss’ How The Grinch Stole Christmas!, Sesame Street Live and Disney Junior Live On Tour!. The Theater at Madison Square Garden is the sixth highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2015 mid-year rankings.
Radio City Music Hall
Radio City Music Hall has a rich history as a national theatrical and cultural mecca since it was first built by theatrical impresario S.L. “Roxy” Rothafel in 1932. Known as “The Showplace of the Nation,” it was the first building in the Rockefeller Center complex and, at the time, the largest indoor theater in the world. Radio City Music Hall hosts concerts, family shows and special events, but is perhaps best known as home to the country's number one live holiday family show, the Radio City Christmas Spectacular, starring the world-famous Rockettes, which was joined by a brand new production with the opening of New York Spring Spectacular in March 2015. See “MSG Entertainment — Our Productions.” Entertainers who have graced the Great Stage include: Yes, Jason Mraz, Bastille, Jack White and Leonard Cohen, as well as Dave Chappelle for ten shows in 2014 and Tony Bennett and Lady Gaga for four shows in 2015. In 2009, Billboard Magazine ranked Radio City Music Hall the number one venue of the decade in its respective class based upon gross ticket sales.  Radio City Music Hall is the highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2015 mid-year rankings.

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
The Beacon Theatre
In November 2006, we entered into a long-term lease agreement to operate the legendary Beacon Theatre, a venue with approximately 2,800 seats, which sits on the corner of Broadway and 74th Street in Manhattan. The Beacon Theatre was conceived of by S. L. “Roxy” Rothafel and is considered the “older sister” to Radio City Music Hall. Designed by Chicago architect Walter Ahlschlager, the Beacon Theatre opened in 1929 as a forum for vaudeville acts, musical productions, drama, opera, and movies. The Beacon Theatre was designated a New York City landmark by the NYC Landmarks Preservation Commission in 1979 and a national landmark on the National Register of Historic Places in 1982. Over its history, the Beacon Theatre has been a venerable rock and roll room for some of the greatest names in music including Steely Dan, Coldplay, Crosby Stills & Nash, Jackson Browne, Elton John, John Fogerty, Ray LaMontagne, Tom Petty and the Heartbreakers, Eddie Vedder and Bob Dylan, as well as The Allman Brothers Band, which played their 238th show at the Beacon Theatre in October 2014, marking their final concert as a band. The venue has also hosted film premieres, including the opening and closing films for the 2015 Tribeca Film Festival, and comedy events, including a five-night run by Eddie Izzard in 2014, along with numerous luminaries such as His Holiness the Dalai Lama in 2009 and 2013, and President Bill Clinton in 2006, when the Rolling Stones played a private concert in honor of his 60th birthday.
In order to ensure that we could deliver a first-class experience to customers and performers, in August of 2008 we closed the Beacon Theatre for a seven-month restoration project to return the theater to its original 1929 grandeur. The restoration of the Beacon Theatre focused on all historic, interior public spaces of the building, backstage and back-of-house areas, and was based on extensive historic research, as well as detailed, on-site examination of original, decorative painting techniques that had been covered by decades-old layers of paint. The Beacon Theatre has won several architectural awards recognizing its outstanding restoration. The widely acclaimed, comprehensive restoration was similar to our restoration of Radio City Music Hall, and reflects our commitment to New York City. The Beacon Theatre is the seventh highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2015 mid-year rankings.
Our lease on the Beacon Theatre expires in 2026.
The Forum
In June 2012, we added a West Coast home with the purchase of the Forum in Inglewood, CA, which serves the Greater Los Angeles area, providing us with an iconic arena in each of the country’s two largest entertainment markets.  Following an extensive reinvention of the historic venue, on January 15, 2014, the Forum re-opened with the first of six concerts by the legendary Eagles and is once again a thriving destination for both artists and music fans.
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
For artists, the Forum delivers a first-class experience that includes nine, star-caliber, dressing rooms with upgraded amenities. Among the key features that were resurrected in an effort to replicate the original design is the exterior color of the venue, which has returned to the 1960’s “California sunset red,” and is now officially known as “Forum Red.” Other outdoor features include the addition of a distinct and iconic Forum marquee that reflects the architecture of the venue and a 40,000 square foot terrace that surrounds the perimeter of the building and offers upgraded food and beverage amenities, elevating the guest experience.

The original Forum was designed by renowned architect, Charles Luckman, who also designed the Madison Square Garden Arena that opened in 1968.  The historic West Coast venue, which opened in 1967, has played host to some of the greatest musical performers of all time, including The Rolling Stones, The Jackson 5, Bob Dylan, Led Zeppelin, Madonna, Van Halen, Foo Fighters, Coldplay, Prince and many others.  In addition, the Forum was home to the Los Angeles Lakers and Los Angeles Kings until 1999. Since re-opening in 2014, the Forum has received several architectural awards recognizing its outstanding restoration.
Since re-opening, the venue has already hosted an impressive lineup of entertainers, including: the Eagles, Justin Timberlake, Paul Simon and Sting, Sam Smith, U2, Maroon 5, Stevie Wonder, Aerosmith, Queen with Adam Lambert, Steely Dan, Fleetwood Mac, Tom Petty and the Heartbreakers, Arcade Fire and Kings of Leon as well as His Holiness the Dalai Lama. The Forum has also hosted a number of special events such as the 2014 MTV Video Music Awards and Nickelodeon’s 2015 Kids’ Choice Awards, as well as boxing events, including the WBA Super World Middleweight Championship in March 2015, which ended with knockout artist Gennady Golovkin successfully defending his title. According to Pollstar data for 2014 and the first six months of 2015, the reinvented Forum has already become number one in its class in terms of the Los Angeles concert market. The Forum is the second highest-grossing entertainment venue of its size in the nation, and the fourth highest in the world, based on Billboard Magazine’s 2015 mid-year rankings.
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

Today, The Chicago Theatre has become a highly attractive destination for concerts, comedy shows and other live events, hosting a wide range of entertainers, including Bob Dylan, Mumford & Sons, David Byrne, Neil Young, Steve Winwood, Jerry Seinfeld, The National, Kanye West, Louis C.K., Death Cab for Cutie, Conan O’Brien, Aziz Ansari and Steely Dan. The venue has also hosted theatrical tours, including A Christmas Story. The Chicago Theatre is ranked the eighth highest-grossing entertainment venue of its size in the world, based on Billboard Magazine’s 2015 mid-year rankings.
Wang Theatre
Since August 2008, we have had a booking agreement with respect to the historic Wang Theatre in Boston. Under the booking agreement, we have been utilizing our diverse relationships and experience in event production and entertainment marketing to maximize the quantity and diversity of performances staged at the Wang Theatre. These performances have included theatrical productions and family shows, such as the Tony award-winning Annie the Musical, Irving Berlin’s White Christmas the Musical, A Christmas Story, and Dr. Seuss’ How The Grinch Stole Christmas! as well as concerts, including multi-night runs by Steely Dan, Sting, Neil Young, Eddie Izzard, Jerry Seinfeld and Furthur, and performances from Jason Mraz, Leonard Cohen, Wilco, Tegan and Sara, John Legend and The Shins. The Wang Theatre seats approximately 3,600.
Our booking agreement expires in 2019. We have the option to renew the agreement at that time for an additional ten years by providing two years’ notice prior to the initial expiration date.
Other Investments

We continue to explore additional opportunities to expand our presence and provide opportunities for growth beyond our core businesses and venues.

In September 2013, the Company acquired a 50 percent interest in Azoff-MSG. The Azoff-MSG entity owns and operates businesses in the entertainment industry and is currently focused on music management, performance rights, comedy and productions, and strategic marketing. This strategic partnership brings together the expertise and capabilities of each partner with the goal of jointly entering into attractive new businesses that generate revenue and cash flow. Since the joint venture began, Azoff-MSG has made investments for 50 percent interests in Levity Entertainment Group, Digital Brand Architects, Pop2Life, and Burns Entertainment. The core music management business remains strong, and the development of the global music rights business is making good progress. Azoff-MSG will remain focused on capitalizing on investment opportunities within its existing businesses as well as on others in its pipeline, with the goal of accelerating its revenue growth and profit trajectory.

In August 2013, the Company, in a new partnership with the owners of Brooklyn Bowl, invested in building a new venue in Las Vegas. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments in Nonconsolidated Affiliates” for further discussion.

In March 2014, the Company announced that it purchased a 50 percent interest in Tribeca Enterprises, the company that owns and operates the acclaimed Tribeca Film Festival, bringing together two of New York’s most important cultural and entertainment icons to enhance the reach and impact of both brands. The annual Film Festival supports and promotes both emerging and established directors and has attracted an international audience of more than 4.9 million attendees since it was founded in 2002. Tribeca Enterprises’ businesses also include Tribeca Digital Studios, a branded entertainment content business and Tribeca Film, an independent film distribution label. This joint venture augments our portfolio of premier New York City live entertainment brands, while also providing us with a high-profile entry into the festival business, with a team that has created one of the most successful festivals in the world. We are also exploring joint sponsorship opportunities, which we believe provide a compelling opportunity to drive incremental growth at both companies. Meanwhile, Tribeca Enterprises now has access to our marketing and promotional expertise and platforms, along with our knowledge of ticketing and booking, which we expect will increase both awareness and attendance for the Tribeca Film Festival, along with other Tribeca Enterprises events.
In July 2014, the Company completed its previously announced sale of Fuse to Fuse Media, Inc., the parent company of NUVOtv. NUVOtv is an English language entertainment network created for modern Latinos. As part of the transaction the Company received a 15 percent equity interest in Fuse Media. The Company’s equity interest in Fuse Media will be transferred to Spinco in connection with the Spinco Distribution.
Garden of Dreams Foundation
Madison Square Garden has a close association with The Garden of Dreams Foundation (the “Foundation”), a non-profit charity that is dedicated to making dreams come true for children facing obstacles. The Foundation works with 25 partner organizations throughout the tri-state area, including hospitals, wish organizations and community-based organizations, to reach children who are facing challenges such as homelessness, extreme poverty, illness and foster care. Since it began in 2006, the Foundation has used the magic of The Madison Square Garden Company’s businesses — the Rangers, Knicks, Liberty and MSG Entertainment — to brighten the lives of more than 275,000 children and their families. The Foundation takes pride in its commitment to truly change lives, hosting, on average, more than 500 events and programs each year. They include: events with the Knicks, Rangers and Liberty; special celebrations and event attendance at The Garden, Radio City Music Hall and the Beacon Theatre; visits by Madison Square Garden celebrities; The Garden of Dreams Talent Show, where children perform on the Great Stage at Radio City Music Hall; The Garden of Dreams Prom, which brings together teens who may not otherwise have the opportunity to attend their own prom; toy and coat drives; and the “Make A Dream Come True Program,” where children enjoy unforgettable experiences with celebrities and at events. In addition, through its Garden of Dreams Giving program, the Foundation helps its partner organizations meet the critical needs of the children they serve, including through direct support of scholarships and tangible, targeted community projects. The Foundation has served its partners by refurbishing pediatric wards at area hospitals, activity rooms at community facilities and foster care visiting areas at family services centers, and by rejuvenating neighborhood playgrounds and basketball courts — with plans for many more vital civic enhancements in the years to come. Additionally, MSG Media hosts award-winning “classroom” programs that teach teens the inner workings of the television industry.
Regulation
Regulation of Our Sports and Entertainment Businesses
Our sports and entertainment businesses are subject to legislation governing the sale and resale of tickets and consumer protection statutes generally.
In addition, many of the events produced or promoted by our sports and entertainment businesses are presented in our venues which are, like all public spaces, subject to building and health codes and fire regulations imposed by the state and local governments in the jurisdictions in which our venues are located. These venues are also subject to zoning and outdoor advertising regulations, and, with respect to Radio City Music Hall and the Beacon Theatre, landmark regulations which restrict us from making certain modifications to our facilities as of right or from operating certain types of businesses. These venues also require a number of licenses in order for us to operate, including occupancy permits, exhibition licenses, food and beverage permits, liquor licenses and other authorizations. In addition, our venues are subject to the federal Americans with Disabilities Act, which requires us to maintain certain accessibility features at each of our facilities. See “Item 1A. Risk Factors — General Risks — We Are Subject to Extensive Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”

The professional sports leagues in which we operate, primarily the NBA and NHL, claim the right under certain circumstances to regulate important aspects of our sports business and our team-related interactive businesses. See “Our Business — MSG Sports — The Role of the Leagues in Our Operations.”
Our sports and entertainment businesses are also subject to certain regulations applicable to our Internet web sites and mobile applications. We maintain various web sites and mobile applications that provide information and content regarding our businesses, offer merchandise and tickets for sale and make available sweepstakes and/or contests. The operation of these web sites and applications may be subject to a range of federal, state and local laws such as privacy, accessibility for persons with disabilities and consumer protection regulations. The online and mobile operations relating to our sports teams may, in certain circumstances, be subject to certain agreements, rules, policies, regulations and directives of the leagues in which the respective team operates. See “Our Business — MSG Sports — The Role of the Leagues in Our Operations.” In addition, to the extent any of our web sites collect information from children under 13 years of age, we must comply with certain limits on commercial matter.
Regulation of Our Media Business
The Federal Communications Commission (“FCC”) imposes regulations directly on programming networks and also imposes regulations on cable television operators and satellite operators that affect programming networks indirectly. In addition, some programming networks, such as our MSG Networks, are also regulated by the FCC in certain respects because they are affiliated with a cable television operator like Cablevision. The rules, regulations, policies and procedures affecting our media business are subject to change.
Closed Captioning
Our programming networks must provide closed captioning of video programming for the hearing impaired and meet certain captioning quality standards. The FCC and certain of our affiliation agreements require us to certify compliance with such standards. We are also required to provide closed captioning on certain video content delivered via the Internet.
Commercial Loudness
FCC rules require multichannel video programming distributors to ensure that all commercials comply with specified volume standards, and certain of our affiliation agreements require us to certify compliance with such standards.
Advertising Restrictions on Children’s Programming
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
The FCC is considering a change in the definition of “multichannel video programming distributor” to include certain distributors offering programming networks over the Internet. If adopted, that change would expand the Company’s program access obligations to encompass any dealings with such distributors.
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
Wholesale “A La Carte”
Congress and the FCC have periodically considered whether cable programming networks require programming distributors to purchase and carry undesired programming in return for the right to carry desired programming and, if so, whether such arrangements should be prohibited.
Effect of “Must-Carry” Requirements
The FCC’s implementation of the statutory “must-carry” obligations requires cable and satellite operators to give broadcasters preferential access to channel space. This may reduce the amount of channel space that is available for carriage of our networks by cable television systems and satellite operators.
Satellite Carriage
All satellite carriers must under federal law offer their service to deliver our and our competitors’ programming networks on a nondiscriminatory basis (including by means of a lottery). A satellite carrier cannot unreasonably discriminate against any customer in its charges or conditions of carriage.
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
Competition
Competition in Our Sports Business
Our sports business operates in a market in which numerous sports and entertainment opportunities are available. In addition to the NBA, NHL, WNBA and NBADL teams that we own and operate, the New York City metropolitan area is home to two Major League Baseball teams (the Yankees and the Mets), two National Football League teams (the Giants and the Jets), two additional NHL teams (the Islanders and the Devils), a second NBA team (the Nets) and two Major League Soccer franchises (the Red Bulls and the New York City Football Club). In addition, there are a number of other amateur and professional teams that compete in other sports, including at the collegiate and minor league levels. New York is also home to the U.S. Open tennis event each summer, as well as many other non-sports related entertainment options.

As a result of the large number of options available, we face strong competition for the New York area sports fan. We must compete with these other sporting events in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games and the prices we charge for our tickets. In addition, for fans who prefer the unique experience of NHL hockey, we must compete with the Islanders and Devils as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete with the Nets as well as, in varying respects and degrees, with other NBA teams and the NBA itself. In addition, we also compete to varying degrees with other productions and live entertainment events for advertising and sponsorship dollars.
The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our professional sports teams and general economic conditions. In particular, when our teams have strong on-court and on-ice performance, we benefit from increased demand for tickets, potentially greater food and merchandise sales from increased attendance and increased sponsorship opportunities. When our teams make the playoffs, we also benefit from the attendance and in-game spending at the playoff games at The Garden. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenues derive from rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is tied to the success and popularity of our teams and our ability to attract other compelling sports content.
See “Item 1A. Risk Factors — Risks Relating to Our Sports Business — Our Sports Business Faces Intense and Wide-Ranging Competition, Which May Have a Material Negative Effect on Our Business and Results of Operations.”
Competition in Our Entertainment Business
Our entertainment business competes, in certain respects and to varying degrees, with other leisure-time activities such as live performances, sporting events, the Internet, online and mobile services, including sites for online content distribution, video on demand, event live streaming and other alternative sources of entertainment and information, television, radio and motion pictures as well as the large number of other entertainment and public attraction options available to members of the public. Our businesses typically represent alternative uses for the public’s entertainment dollar. The primary geographic area in which we operate, New York City, is among the most competitive entertainment markets in the world, with the world’s largest live theater industry and extensive performing arts venues, twelve major professional sports teams, numerous museums, galleries and other attractions, and numerous movie theaters available to the public. Our venues outside of New York City similarly compete with other entertainment options in their respective markets and elsewhere. We compete with these other entertainment options on the basis of the quality of our productions and the public’s interest in our content, as well as on the price of our tickets and the quality and location of our venues.
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
Competition for Sports Programming Sources
Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sport’s programming is particularly critical to our sports networks. The Company owns the local media rights to the Knicks, Rangers, Liberty and Westchester Knicks, while MSG Networks has multi-year rights agreements with the Islanders, Devils and Sabres. If the Spinco Distribution takes place, we will enter into long-term media rights agreements with MSG Spinco providing us with the exclusive media rights to Knicks and Rangers games. See “Item 1A. Risk Factors — In connection with the Spinco Distribution, We Will Enter Into Media Rights Agreements with MSG Spinco Which Will Require Rights Fee Payments That Substantially Exceed the Inter-Segment Rights Fee Expense Reflected in Our Historical Financial Statements.” Our rights with respect to these professional teams may be limited in certain circumstances. See “— Our Business — MSG Sports — The Role of the Leagues in Our Operations.” Our programming networks compete for telecast rights for other teams or events principally with national or regional cable networks that specialize in or carry sports programming; television “superstations” which distribute sports and other programming by satellite; local and national commercial broadcast television networks; and independent syndicators that acquire and resell such rights nationally, regionally and locally. Some of our competitors may own or control, or are owned or controlled by, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their systems. Our programming networks may also compete with Internet and mobile-based distributors of sports programming.
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
Two professional sports teams located in New York have ownership interests in cable television networks featuring the games of their teams, which adversely affects the competitive position of MSG Networks by denying or limiting our access to those games for our own networks and subjecting our networks to competition from these networks.
Competition for Advertising Revenue
The financial success of our programming businesses also depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, the strength of the advertising market, the quality and appeal of the competing programming and the availability of other entertainment activities.

Employees
As of June 30, 2015 we had approximately 1,400 full-time union and non-union employees and 7,900 part-time union and non-union employees. Approximately 67% of our employees were represented by unions as of June 30, 2015. Labor relations in general and in the sports and entertainment industry in particular can be volatile, though our current relationships with our unions taken as a whole are positive. We have from time to time faced labor action or had to make contingency plans because of threatened or potential labor actions.
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
Financial Information about Segments and Geographic Areas
Substantially all revenues and assets of the Company’s reportable segments are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area. Financial information by business segments for each of the years ended June 30, 2015, 2014, and 2013 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Financial Statements and Supplementary Data,” which are in Part II, Items 7 and 8, respectively, of this Annual Report on Form 10-K.

Item 1A. Risk Factors
Risks Relating to Our Sports Business
Our Sports Business Faces Intense and Wide-Ranging Competition, Which May Have a Material Negative Effect on Our Business and Results of Operations.
The success of a sports business, like ours, is dependent upon the performance and/or popularity of its franchises. Our Knicks and Rangers and other sports franchises compete, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, mobile applications and other alternative sources. For example, our sports teams compete for attendance, viewership and advertising with a wide range of alternatives available in the New York City metropolitan area. During some or all of the basketball and hockey seasons, our sports teams face competition, in varying respects and degrees, from professional baseball (including the Yankees and the Mets), professional football (including the Giants and the Jets), professional soccer (including the Red Bulls and the New York City Football Club) and each other. For fans who prefer the unique experience of NHL hockey, we must compete with two other NHL hockey teams located in the New York City metropolitan area (the Islanders and the Devils) as well as, in varying respects and degrees, with other NHL hockey teams and the NHL itself. Similarly, for those fans attracted to the equally unique experience of NBA basketball, we must compete with another NBA team located in the New York City metropolitan area (the Nets) as well as, in varying respects and degrees, with other NBA teams and the NBA itself.
As a result of the large number of options available, we face strong competition for the New York area sports fan. We must compete with these other sports teams and sporting events, in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues in which they compete, our ability to provide an entertaining environment at our games, prices we charge for tickets and the viewing availability of our teams on multiple media alternatives. Given the nature of sports, there can be no assurance that we will be able to compete effectively, including with companies that may have greater resources than we have, and as a consequence, our business and results of operations may be materially negatively affected.
Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations.
Creating and maintaining our sports teams’ popularity and/or on-court and on-ice competitiveness is key to the success of our sports business. Accordingly, efforts to improve our revenues and earnings from operations from period to period may be secondary to actions that management believes will generate long-term value. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, coaches and team executives, for which we compete with other professional sports teams. Our efforts in this regard may include, among other things, trading for highly compensated players, signing draft picks, free agents or current players to new contracts, engaging in salary arbitration with existing players and terminating and waiving players. Any of these actions could increase expenses for a particular period, subject to any salary cap restrictions contained in the respective leagues’ collective bargaining agreements (each, a “CBA”). There can be no assurance that any actions taken by management to increase our long-term value will be successful.
A significant factor in our ability to attract and retain talented players is player compensation. NBA and NHL player salaries have generally increased significantly and may continue to increase. Although collective bargaining agreements between the NBA and the National Basketball Players Association (“NBPA”) and the NHL and the National Hockey League Players’ Association (“NHLPA”) generally cap league-wide player salaries at a prescribed percentage of league-wide revenues, we may pay our players different aggregate salaries and a different proportion of our revenues than other NBA or NHL franchises. Future collective bargaining agreements may increase the percentage of league-wide revenues to which NBA or NHL players are entitled or impose other conditions, which may further increase our costs. In addition, we may also be obligated to pay the NBA a luxury tax each year, the calculation of which is determined by a formula based on the aggregate salaries paid to our NBA players. The Knicks incurred a luxury tax expense of $8.3 million, $38.1 million and $5.1 million with respect to the 2012-13, 2013-14 and 2014-15 seasons, respectively. If the Knicks are ultimately an NBA luxury tax payer for either of the 2015-16 or 2016-17 seasons, our NBA luxury tax obligations may increase substantially. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — MSG Sports — Expenses — Player Salaries, Escrow System/Revenue Sharing and Luxury Tax — NBA Luxury Tax.”
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
The Actions of the Basketball and Hockey Leagues May Have a Material Negative Effect on Our Business and Results of Operations.
The governing bodies of the NBA (including the WNBA and the NBADL) and the NHL have certain rights under certain circumstances to take actions that they deem to be in the best interests of their respective leagues, which may not necessarily be consistent with maximizing our results of operations and which could affect our teams in ways that are different than the impact on other teams. Certain of these decisions by the NBA or the NHL could have a material negative effect on our business and results of operations. From time to time, we may disagree with or challenge actions the leagues take or the power and authority they assert. The following discussion highlights certain areas in which decisions of the NBA and the NHL could materially affect our businesses.
The NBA and the NHL may assert control over certain matters, under certain circumstances, that may affect our revenues such as the national and international rights to telecast the games of league members, including the Knicks and Rangers, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our teams and the leagues, and the Internet-based activities of our teams. The NBA and NHL have each entered into agreements regarding the national and international telecasts of NBA and NHL games. We receive a share of the income the NBA and the NHL generate from these contracts, which expire from time to time. There can be no assurance that the NBA or the NHL will be able to renew these contracts following their expiration on terms as favorable to us as those in the current agreements or that we will continue to receive the same level of revenues in the future. Changes to league rules, regulations and/or agreements, including national and international telecast rights, could also impact the availability of games covered by our local telecast rights and could negatively affect our business and results of operations. The leagues have asserted control over certain other important decisions, under certain circumstances, such as the length and format of the playing season, including pre-season and playoff schedules, the operating territories of the member teams, admission of new members, franchise relocations, labor relations with the players associations, collective bargaining, free agency, and luxury taxes and revenue sharing. Decisions on these matters, some of which are also subject to the terms of the relevant CBA, may materially negatively affect our business and results of operations. In addition, the NBA imposes a luxury tax and escrow system with respect to player salaries and a revenue sharing plan. For fiscal year 2015, the Knicks recorded approximately $28.8 million in estimated revenue sharing expenses, net of escrow receipts. The actual amounts for the 2014-15 season may vary significantly from the estimate based on actual operating results for the league and all teams for the season and other factors. For a discussion of the NBA luxury tax impacts, see “— Risks Relating to Our Sports Business — Our Basketball and Hockey Decisions, Especially Those Concerning Player Selection and Salaries, May Have a Material Negative Effect on Our Business and Results of Operations” above.
The NBA and the NHL have imposed certain restrictions on the ability of owners to undertake some types of transactions in respect of teams, including a change in ownership, a relocation of a team and certain types of financing transactions. In certain instances, these restrictions could impair our ability to proceed with a transaction that is in the best interest of the Company and its stockholders if we were unable to obtain any required league approvals in a timely manner or at all.
The leagues impose certain rules that define, under certain circumstances, the territories in which we operate, including the markets in which our games can be telecast. Changes to these rules could have a material negative effect on our business and results of operations.

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
Injuries to Players on Our Sports Teams Could Hinder Our Success.
To the degree that our financial results are dependent on our sports teams’ popularity and/or on-court and on-ice success, the likelihood of achieving such popularity or competitive success may, given the nature of sports, be substantially impacted by serious and/or untimely injuries to key players. Nearly all of our Knicks and Rangers players, including those with multi-year contracts, have partially or fully guaranteed contracts, meaning that in some cases (subject to the terms of the applicable player contract and CBA), a player or his estate may be entitled to receive his salary even if the player dies or is unable to play as a result of injury. These salaries represent significant financial commitments for our sports teams. We are generally insured against having to pay salaries in the event of a player’s death and seek to obtain disability insurance policies for substantially all of our material player contracts. In the event of injuries sustained resulting in lost services (as defined in the insurance policies), generally the insurance policies provide for payment to us of a portion of the player’s salary for the remaining term of the contract or until the player can resume play, in each case following a deductible number of missed games. Such insurance may not be available in every circumstance or on terms that are commercially feasible or such insurance may contain significant dollar limits and/or exclusions from coverage for preexisting medical conditions. We may choose not to obtain (or may not be able to obtain) such insurance in some cases and we may change coverage levels (or be unable to change coverage levels) in the future.
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
Our entertainment business competes, in certain respects and to varying degrees, with other leisure-time activities such as live performances, sporting events, the Internet, online and mobile services, including sites for online content distribution, video on demand, event live streaming and other alternative sources of entertainment and information, television, radio and motion pictures. In addition, our entertainment business competes for concerts with other event venues for total entertainment dollars in our marketplace. The success of our entertainment business is largely dependent on the continued success of our Radio City Christmas Spectacular, and, to a lesser extent, the availability of, and our venues’ ability to attract, concerts, family shows and other events, competition for which is intense, and the ability of acts to attract strong attendance at our venues. For example, The Garden, The Theater at Madison Square Garden, Radio City Music Hall and the Beacon Theatre all compete with other entertainment options in the New York City metropolitan area. The Forum, The Chicago Theatre and the Wang Theatre face similar competition from other entertainment options in their respective markets and elsewhere.
Further, in order to maintain the competitive positions of The Garden and our other venues, we must invest on a continuous basis in state-of-the-art technology and facility maintenance while maintaining a competitive pricing structure for events that may be held in our venues, many of which have alternative venue options available to them in New York and other cities. In addition, we invest a substantial amount in our Radio City Christmas Spectacular and in new productions, including New York Spring Spectacular, a new large-scale theatrical production for Radio City Music Hall, to continue to attract audiences. We cannot assure you that such investments will generate revenues that are sufficient to justify our investment or even that exceed our expenses.
The Success of Our Entertainment Business Depends on the Continued Popularity of Our Live Productions, Particularly the Radio City Christmas Spectacular the Decline of Which Could Have a Material Negative Effect on Our Business and Results of Operations.
The financial results of our entertainment business are dependent on the popularity of our live productions, particularly the Radio City Christmas Spectacular at Radio City Music Hall, which represented 24% of our MSG Entertainment segment’s revenues in fiscal year 2015. Should the popularity of the Radio City Christmas Spectacular decline, our revenues from ticket sales, and concession and merchandise sales would likely also decline, and we might not be able to replace the lost revenue with revenues from other sources.
Our Strategy for Our Entertainment Business Includes the Development of New Live Productions and the Possible Addition of New Venues, Each of Which Could Require Us to Make Considerable Investments for Which There Can Be No Guarantee of Success.
As part of our business strategy, we intend to develop new productions and live entertainment events, which may include expansions or enhancements of our existing productions or relationships or the creation of entirely new live productions. Expansion or enhancement of productions and/or the development of new productions could require significant upfront investment in sets, staging, creative processes, casting and advertising and dislocation of other alternative sources of entertainment that may have played in our venues absent these productions. For example, we have invested in New York Spring

Spectacular, a new large-scale theatrical production for Radio City Music Hall. To the extent that any efforts at expanding or enhancing productions or creating new productions do not result in a viable live show, or to the extent that any such productions do not achieve expected levels of popularity among audiences, we may be subject to a write-down of all or a portion of such investments. In addition, any delay in launching such productions or enhancements could result in the incurrence of operating costs which may not be recouped. For example, the Company postponed and significantly revised New York Spring Spectacular from its planned debut in March 2014. Our strategy also involves the possible investment in, or the operation or acquisition of, venues, in our current markets and markets beyond New York, Los Angeles, Chicago and Boston. Any such additions may involve purchasing or acquiring control of, or an investment in, existing venues, renovating acquired venues or constructing new venues and could require significant investment. For example, in January 2014 we re-opened the Forum, the iconic arena in Inglewood, CA, which we acquired in June 2012. In pursuing such an expansion strategy, we will face risks, potentially including risks associated with the construction of new facilities or renovations of existing facilities, such as cost overruns and construction delays, risks associated with financing, such as the potential lack of available financing to commence or complete an acquisition, development or renovation, risks associated with operating in new or existing markets and the risk that we may lose all or a part of our investment in any additional venues.
Risks Relating to Our Media Business
Our Media Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations.
Our media business competes, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video on demand, event live streaming, and other content offered on cable television and other programming distribution systems. We also compete for viewers and advertisers with the Internet and broadband services, mobile media, radio, motion picture, home video and other sources of information and entertainment and advertising services. Important competitive factors are the prices charged for programming, the quantity, quality (in particular, the on-court and on-ice performance of our sports teams as well as other teams whose media rights we control) and the variety of the programming offered and the effectiveness of marketing efforts.
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
We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business. Emerging forms of content distribution may provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition could reduce demand for our traditional television offerings or for the offerings of digital distributors and reduce our revenue from these sources. Accordingly, we must adapt to changing consumer behavior driven by advances such as digital video recorders, video on demand, Internet-based and broadband content delivery, including services such as Netflix, Hulu, Apple TV, Google TV and Amazon, and mobile devices. Gaming and other consoles such as Microsoft’s Xbox, Sony’s PlayStation and Nintendo’s Wii and Roku are also seeking to establish themselves as alternative providers of video services. Such changes may impact the revenues we are able to generate from our traditional distribution methods, either by decreasing the viewership of our programming networks on cable and other multichannel video programming distribution systems (or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there could be a material negative effect on our business and results of operations. In addition, advertising revenues could be significantly impacted by emerging technologies, given that advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including difficulties related to the employed statistical sampling methods, new distribution platforms and viewing technologies, and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. Moreover, devices that allow users to fast forward or skip programming, including commercials, are causing changes in consumer behavior that may affect the desirability of our programming services to advertisers.
The Success of Our Media Business Depends on Affiliation Fees We Receive Under our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations.
Our success is dependent upon the existence and terms of agreements between our programming networks and Distributors. Existing affiliation agreements of our programming networks expire at various dates. We cannot provide assurances that we will be able to renew these affiliation agreements, or obtain terms as attractive as our existing agreements in the event of a renewal. Affiliation fees constitute a significant majority of our media business’ revenues. Changes in affiliation fee revenues result from a combination of changes in rates and/or changes in subscriber counts, factors that may be largely out of our control. For example, Distributors may introduce, market and/or modify tiers of programming networks that could impact the number of subscribers that receive our programming networks. The Company has experienced a decrease in subscribers which it believes is due, in part, to a migration of subscribers to lower-priced distributor tiers that do not include MSG Networks. A reduction in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss or reduction in carriage of our programming networks, could adversely affect our affiliation fee revenue. Such a loss or reduction in carriage could also decrease the potential audience for our programming thereby adversely affecting our advertising revenues.
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
Further Consolidation Among Cable and Satellite Providers Could Adversely Affect Our Revenue and Profitability.
The pay television industry is highly concentrated, with a relatively small number of Distributors serving a significant percentage of pay television subscribers that receive our networks, thereby affording the largest Distributors significant leverage in their relationship with programming networks, including us. Substantially all of our distribution revenues come from our top five Distributors. In addition to the pending Charter Communications and Time Warner Cable merger (which is subject to regulatory approval), further consolidation in the industry could reduce the number of Distributors available to distribute our programming services and increase the negotiating leverage of Distributors, which could adversely affect our revenue. In some cases, if a Distributor is acquired, the affiliation agreement of the acquiring Distributor will govern following the acquisition. In those circumstances, the acquisition of a Distributor that is a party to one or more affiliation agreements with us on terms that are more favorable to us could have a material negative impact on our business and results of operations.
We Derive Substantial Revenues from the Sale of Advertising Time and Those Revenues Are Subject to a Number of Factors, Many of Which Are Beyond Our Control.
Our media business is dependent on advertising revenues, which, in turn, depend on a number of factors, many of which are beyond our control, such as the health of the economy in the markets our businesses serve and in the nation as a whole, general economic trends in the advertising industry, the popularity of our programming, the activities of our competitors, including increased competition from other forms of advertising-based media (such as Internet, mobile media, cable television, radio and newspaper), technological developments (such as use of DVRs) and consumer adoption thereof, consumer budgeting and buying patterns, extent of distribution and team performance. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities, which could cause our revenues and operating results to decline significantly in any given period. In addition, we cannot ensure that our programming will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, the level of distribution of our programming, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our advertising revenues to decline as a result of changes to the ratings for our programming and materially negatively affect our business and results of operations. As noted below, MSG Spinco will have the exclusive right and obligation to sell our advertising availabilities on our behalf for a commission following the Spinco Distribution and our advertising revenues will be dependent to a material extent on MSG Spinco’s performance subject to certain termination rights. See “ — Risks Relating to the Impact of the Potential Spin-off Transaction — If the Spinco Distribution Occurs, We Will Rely on MSG Spinco’s Performance Under Various Agreements, and Particularly the Media Rights Agreements and Advertising Sales Representation Agreement.”
Our Rights Agreements with Various Professional Sports Teams that We Do Not Own Have Varying Durations and Renewal Terms and We May Be Unable to Renew Those Agreements on Acceptable Terms or Such Rights May Be Lost for Other Reasons.
In addition to carrying the games of the Knicks and Rangers, our media business has rights agreements with other professional sports teams that we do not control. Following the Spinco Distribution, our relationship with the Knicks and the Rangers will be governed by the terms of our media rights agreements covering those teams. We may seek renewal of these contracts and, if we do, we may be outbid by competing networks for these contracts or the renewal costs could substantially exceed our costs under the current contracts. One or more of these teams may seek to establish their own programming network or join a competitor’s network and, in certain circumstances, we may not have an opportunity to bid for the rights. Moreover, the value of these contracts may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season. The value of these rights can also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute games. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect our business and results of operations. In addition, our distribution agreements typically include certain remedies in the event our networks fail to meet a minimum number of professional events, and, accordingly, any loss of rights could materially negatively affect our business and results of operations.
Each league’s governing body has imposed a number of rules, regulations, guidelines, bulletins, directives, policies and agreements upon its teams, including the teams we carry on our networks. Changes to these provisions could materially negatively affect our business and results of operations.
We May Be Unable to Obtain Programming from Third Parties on Reasonable Terms or at All, Which Could Lead to Higher Costs.
We rely on third parties for sports and other programming for our networks. We compete with other distributors of programming, including other programming networks and Internet and other distributors, to acquire the rights to distribute such programming. If we fail to continue to obtain sports and other programming for our networks on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for alternative programming, which may have a material negative effect on our business and results of operations.
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
General Risks
Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Adversely Impacted by an Economic Downturn and Financial Instability.
Our businesses depend upon the ability and willingness of consumers and businesses to purchase tickets (including season tickets) at our venues, to license suites at The Garden and to spend on concessions and merchandise and to subscribe to a pay television package that include our networks. In addition, our business is dependent upon advertising and sponsorship revenues. As a result, instability and weakness of the U.S. and global economies and the negative effects on consumers’ and businesses’ discretionary spending may materially negatively affect our business and results of operations.

Severe Weather May Impact Events at Our Venues and Disrupt Distributors’ Ability to Offer Pay Television Service, Which May Have a Material Negative Effect on Our Business and Results of Operations.
Weather conditions in the New York metropolitan area and other locations in which we own or operate venues may affect patron attendance as well as sales of concessions and merchandise, among other things. Weather conditions may also require us to cancel or postpone events or prevent us or our Distributors from providing our programming to customers. Any of these events may have a material negative effect on our business and results of operations.
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
Our Businesses Are Substantially Dependent on the Continued Popularity and/or Competitive Success of the Knicks and Rangers, Which Cannot Be Assured.
Our financial results have historically been dependent on, and are expected to continue to depend in large part on, the Knicks and Rangers remaining popular with their fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, concession and merchandise sales during the regular season, greater shares of total viewership and increased advertising sales. Furthermore, success in the regular season may qualify a team for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by our teams and, more importantly, by generating increased excitement and interest in our teams, which can improve attendance and viewership in subsequent seasons. There can be no assurance that any sports team, including the Knicks and Rangers, will compete in post-season play in the future. Moreover, following the Spinco Distribution, we will no longer have control over decisions relating to the Knicks and the Rangers, such as decisions on player salaries, free-agency and player trades, which could materially affect the on-court performance and popularity of the relevant team.
We May Pursue Acquisitions and Other Strategic Transactions to Complement or Expand our Business that May Not be Successful; We Have Significant Investments in Businesses We Do Not Control.
From time to time, we explore opportunities to purchase or invest in other businesses, venues or assets that could complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current business. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the diversion of management’s attention and resources from our existing business to develop and integrate the acquired or combined business, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. We have significant investments in businesses that we account for under the equity method of accounting. We do not control the day-to-day operations of these businesses. Additionally, these businesses are subject to laws, rules and other circumstances, and have risks in their operations, which may be similar to, or different from, those to which we are subject. To the extent that these investments are not successful, we may be subject to a write-down of all or a portion of such investments. Any of the foregoing risks could result in a material negative effect on our business and results of operations or adversely impact the value of our investments.
We Do Not Own All of Our Venues and Our Failure to Renew Our Leases or Booking Agreement on Economically Attractive Terms May Have a Material Negative Effect on Our Business and Results of Operations; Our Lease on Radio City Music Hall Requires Us to Maintain a Certain Net Worth or Meet Certain Other Requirements.
The lease on Radio City Music Hall expires in 2023. We have the option to renew the lease for an additional ten years by providing two years’ notice prior to the initial expiration date. Similarly, we lease the Beacon Theatre pursuant to a lease that expires in 2026. We have entered into a booking agreement with respect to the Wang Theatre in Boston. Our booking agreement expires in 2019 and we have the option to renew the agreement at that time for an additional ten years by providing significant prior notice to the initial expiration date. If we are unable to renew these leases or the booking agreement on economically attractive terms, our business could be materially negatively affected. In addition, the entity that guarantees the Radio City Music Hall lease is required to maintain a certain net worth or, if such net worth is not maintained, the entity must either post a letter of credit or provide cash collateral.

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
We hold liquor licenses at each of our venues and are subject to licensing requirements with respect to the sale of alcoholic beverages in the jurisdictions in which we serve those beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at the applicable venue and could have a material negative effect on our business and our results of operations. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. In the jurisdictions in which our venues are located, we are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law and may provide for strict liability for such violations. Our liability insurance coverage may not be adequate or available to cover any potential liability.
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
Our venues are subject to zoning and building regulations including permits relating to the operation of The Garden. In addition, The Garden requires a zoning special permit. The original permit was granted by the New York City Planning Commission in 1963 and renewed in July 2013 for 10 years. In connection with the renewal, certain government officials and special interest groups sought to use the renewal process to pressure us to improve Penn Station or to relocate The Garden. There can be no assurance regarding the future renewal of the permit or the terms thereof.
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
Our Properties Are Subject to, and Benefit from, Certain Easements, the Availability of Which May Not Continue on Terms Favorable to Us or at All.
Our properties are subject to, and benefit from, certain easements. For example, the “breezeway” into the Madison Square Garden Complex (which includes both The Garden and The Theater at Madison Square Garden) from Seventh Avenue in New York City is a significant easement that we share with other property owners. Our ability to continue to utilize this and other easements, including for advertising purposes, requires us to comply with a number of conditions. Moreover, certain adjoining property owners have easements over our property, which we are required to maintain so long as those property owners meet certain conditions. It is possible that we will be unable to continue to access or maintain any easements on terms favorable to us, or at all, which could have a material negative effect on our business and results of operations.
We May Be Exposed to Business, Reputational and Litigation Risk if there Is Loss, Disclosure or Misappropriation of or Access to Our Customers’ or Employee’s Stored Personal Information or Other Breaches of Our Information Security.
Through our operations, we collect and store, including by electronic means, certain personal information and payment card information that our customers provide to make purchases, register on our web sites, or otherwise communicate and interact with us. These activities require the use of online services and centralized data storage, including through third party service providers. Data maintained in electronic form is subject to the risk of intrusion, tampering or theft. Our ability to safeguard our customers’ personal information and other confidential information, including information regarding the Company and our distributors, advertisers and employees, is important to our business. We take these matters seriously and take significant steps to protect our stored information. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the risks of a data breach cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, distributor, advertiser, Company, employee and other confidential information may be compromised by a malicious penetration of our network security, or that of a third party service provider. As a result, our customers’ or employees’ personal information and our distributors’ and advertisers’ confidential information may be lost, disclosed, accessed or taken without their consent, and the security of our other confidential information may be compromised.
If our electronically stored data is compromised, our ability to conduct business may be interrupted or impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Further, a penetration of our network security or other misappropriation or misuse of personal or confidential information could subject us to business and litigation risk and damage our reputation, which could have a material negative effect on our business and results of operations.
A Change to or Withdrawal of New York City Real Estate Tax Exemption May Have a Material Negative Effect on Our Business and Results of Operations.
Many arenas, ballparks and stadiums nationally and in New York City have received significant public support, such as tax exempt financing, other tax benefits, direct subsidies and other contributions, including for public infrastructure critical to the facilities such as parking lots and transit improvements. Our Madison Square Garden Complex benefits from a more limited real estate tax exemption pursuant to an agreement with the City of New York, subject to certain conditions, and legislation enacted by the State of New York in 1982. For fiscal year 2015 this tax exemption will result in an annual after-tax benefit to net income of approximately $23.3 million. From time to time there have been calls to repeal or amend the tax exemption. Repeal or amendment would require legislative action by New York State. There can be no assurance that the tax exemption will not be amended in a manner adverse to us or repealed in its entirety, either of which could have a material negative effect on our business and results of operations.
We May Require Financing to Fund Our Ongoing Operations and Capital Expenditures, the Availability of Which is Highly Uncertain.
The capital and credit markets can experience volatility and disruption. Such markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability for most issuers.
Our business has been characterized by significant expenditures for properties, businesses, renovations and productions. In the future we may engage in transactions that depend on our ability to obtain financing. We may also seek financing to fund our ongoing operations.
Although we have a revolving credit facility (see “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Agreements”), our ability to draw on such facility will depend on our ability to meet certain financial tests and other conditions. In addition, there can be no assurance that we will be able to refinance any such facility in the future or raise any required additional capital or do so on favorable terms. Depending upon conditions in the financial markets and/or the Company’s financial performance, we may not be able to raise capital on favorable terms, or at all. In addition, as described above, until the completion of the Spinco Distribution the leagues in which our sports teams compete may have, under certain circumstances, approval rights over certain financing transactions, and in connection with those rights, could affect our ability to obtain such financing. If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs. Failure to successfully pursue our capital expenditure and other spending plans could negatively affect our ability to compete effectively and have a material negative effect on our business and results of operations.
Our Business is Subject to Seasonal Fluctuations.
The revenues of our MSG Sports and MSG Entertainment segments have been seasonal and we expect they will continue to be seasonal. For example, 24% of our MSG Entertainment segment’s revenues and 6% of our consolidated revenues in fiscal year 2015, were derived from the Radio City Christmas Spectacular at Radio City Music Hall. Revenues of our MSG Entertainment segment are highest in the second quarter of our fiscal year when these performances primarily occur. As a result, MSG Entertainment earned a disproportionate amount of its revenue and operating income in the second quarter of each fiscal year. Similarly, because of the nature of the NBA and NHL playing seasons, revenues from our sports teams are concentrated in the second and third quarters of each fiscal year. Revenues from our business on a consolidated basis tend to be at their lowest in the first and fourth quarters of the fiscal year.
Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is dependent upon the efforts of unionized workers. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs could have a material negative effect on our business and results of operations (including our ability to produce or present concerts, theatrical productions, sporting events, television programming and other events).
NBA players are covered by a CBA between the NBPA and the NBA. NHL players are covered by a CBA between the NHLPA and the NHL. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or management lockouts. For example, the NBA has experienced labor difficulties, including a lockout during the 1998-99 season, which resulted in the regular season being shortened from 82 to 50 games, and a lockout during the 2011-12 season, which resulted in the regular season being shortened from 82 games to 66 games. The current NBA CBA expires after the 2020-21 season (although the NBA and NBPA each have the right to terminate the CBA effective following the 2016-17 season). The NHL has also experienced labor difficulties, including a lockout during the 1994-95 NHL season, which resulted in the regular season being shortened from 84 to 48 games, a lockout beginning in September 2004, which resulted in the cancellation of the entire 2004-05 NHL season and a lockout during the 2012-13 NHL season, which resulted in the regular season being shortened from 82 to 48 games. The current NHL CBA expires on September 15, 2022 (although the NHL and NHLPA each have the right to terminate the CBA effective following the 2019-20 season).
The Unavailability of Satellites, Facilities and/or Systems Upon Which We Rely May Have a Material Negative Effect on Our Business and Results of Operations.
We use satellite and other systems to transmit our program services to Distributors. The distribution facilities include uplinks, communications satellites and downlinks. Notwithstanding certain back-up and redundant systems, transmissions may be disrupted, including as a result of disasters that impair uplinks, downlinks or transmission facilities or the impairment of satellite or terrestrial facilities. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. In addition, we rely upon various internal and third-party software or systems in the operation of our business, including, with respect to ticket sales, credit card processing, point of sale transactions, database, inventory, human resource management and financial systems. From time to time, certain of these arrangements may not be covered by long-term agreements. The failure or unavailability of distribution facilities or these internal and third-party services or systems, depending upon its severity and duration, could have a material negative effect on our business and results of operations.
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
Theft of Our Intellectual Property May Have a Material Negative Effect on Our Business and Results of Operations.
The success of our businesses depends in part on our ability to maintain and monetize our intellectual property rights to our television programming, productions, technologies, digital content and other content that is material to our business. Theft of our intellectual property, including content, could have a material negative effect on our business and results of operations because it may reduce the revenue that we are able to receive from the legitimate sale and distribution of our content, undermine lawful distribution channels, limit our ability to control the marketing of our content and inhibit our ability to recoup or profit from the costs incurred to create such content. Litigation may be necessary to enforce our intellectual property rights or protect our trade secrets. Any litigation of this nature, regardless of outcome, could cause us to incur significant costs.
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
We May Have a Significant Indemnity Obligation to Cablevision if the MSG Distribution Is Treated as a Taxable Transaction.
Prior to the MSG Distribution, Cablevision received a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that, among other things, the MSG Distribution and certain related transactions would qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”).
Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request were untrue or incomplete in any material respect, Cablevision would not be able to rely on the ruling. Furthermore, the IRS did not rule on whether the MSG Distribution satisfies certain requirements necessary to obtain tax-free treatment under the Code. Rather, the ruling was based upon representations by Cablevision that these conditions were satisfied, and any inaccuracy in such representations could invalidate the ruling.
If the MSG Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, Cablevision would be subject to tax as if it had sold the common stock of our Company in a taxable sale for its fair market value. Cablevision’s stockholders would be subject to tax as if they had received a distribution equal to the fair market value of our common stock that was distributed to them. It is expected that the amount of any such taxes to Cablevision’s stockholders and Cablevision would be substantial.
As part of the MSG Distribution we have entered into a Tax Disaffiliation Agreement with Cablevision (the "MSG Tax Disaffiliation Agreement"), which sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the MSG Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the MSG Tax Disaffiliation Agreement, we are required to indemnify Cablevision for losses and tax liabilities of Cablevision that result from the breach of certain covenants that could cause the MSG Distribution to be treated as a taxable transaction. If we are required to indemnify Cablevision under the circumstances set forth in the MSG Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could have a material negative effect on our business and results of operations.
We Are Controlled by the Dolan Family.
We have two classes of common stock:

•	Class A Common Stock, which is entitled to one vote per share and is entitled collectively to elect 25% of our Board of Directors.

•	Class B Common Stock, which is generally entitled to ten votes per share and is entitled collectively to elect the remaining 75% of our Board of Directors.
As of July 31, 2015, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively own all of our Class B Common Stock, approximately 1.9% of our outstanding Class A Common Stock and approximately 69% of the total voting power of all our outstanding common stock. Of this amount, Charles F. Dolan, a director and the father of James L. Dolan, the Executive Chairman, and his spouse control approximately 59.4% of our outstanding Class B Common Stock, approximately 1% of our outstanding Class A Common Stock and approximately 41% of the total voting power of all our outstanding common stock. The members of the Dolan family holding Class B Common Stock have executed a voting agreement that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. The Dolan family is able to prevent a change in control of our Company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan family. Charles F. Dolan, members of his family and certain related family entities, by virtue of their stock ownership, have the power to elect all of our directors subject to election by holders of Class B Common Stock and are able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
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
We Have Elected to Be a “Controlled Company” for New York Stock Exchange Purposes Which Allows Us Not to Comply with Certain of the Corporate Governance Rules of New York Stock Exchange.
Charles F. Dolan, members of his family and certain related family entities have entered into a Stockholders Agreement relating, among other things, to the voting of their shares of our Class B Common Stock. As a result, we are a “controlled company” under the corporate governance rules of New York Stock Exchange (“NYSE”). Our Board of Directors has elected for the Company to be treated as a “controlled company” under NYSE corporate governance rules and not to comply with the NYSE requirement for a majority independent board of directors and for an independent corporate governance and nominating committee because of our status as a controlled company. Nevertheless, our Board of Directors has elected to comply with the NYSE requirement for an independent compensation committee.
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
The Company is the owner of professional sports franchises in the NBA and the NHL. As a result, transfers and ownership of our common stock are subject to certain restrictions under the constituent documents of the NBA and the NHL as well as the Company’s consent agreements with the NBA and the NHL in connection with their approval of the MSG Distribution. These restrictions are described under “Description of Capital Stock - Class A Common Stock and Class B Common Stock - Transfer Restrictions” in our registration statement on Form 10 filed with the Securities and Exchange Commission. In order to protect the Company and its NBA and NHL franchises from sanctions that might be imposed by the NBA or the NHL as a result of violations of these restrictions, our amended and restated certificate of incorporation provides that, if a transfer of shares of our common stock to a person or the ownership of shares of our common stock by a person requires approval or other action by a league and such approval or other action was not obtained or taken as required, the Company shall have the right by written notice to the holder to require the holder to dispose of the shares of common stock which triggered the need for such approval. If a holder fails to comply with such a notice, in addition to any other remedies that may be available, the Company may redeem the shares at 85% of the fair market value of those shares.

We Share Certain Executives with Cablevision Which Means Those Executives Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts; Certain Directors Are Also Directors and/or Executives of each of Cablevision and AMC Networks Inc. We Expect to Also Share Certain Executives and Directors with MSG Spinco if the Spinco Distribution Occurs.
Our Executive Chairman, James L. Dolan, also serves as the Chief Executive Officer of Cablevision. This arrangement is similar to the situation prior to the spin-off of the Company from Cablevision whereby Mr. Dolan served as an executive of both companies. As a result, he does not devote his full time and attention to the Company’s affairs. In addition, our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of both Cablevision and AMC Networks. Furthermore, eight members of our Board of Directors are also directors of Cablevision, seven members of our Board of Directors are also directors of AMC Networks Inc., an affiliate of the Company, and several of our directors are employees or executives of Cablevision and AMC Networks Inc. concurrently with their service on our Board of Directors. These officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting MSG and either Cablevision or AMC Networks Inc., as applicable. For example, the potential for a conflict of interest exists when we on the one hand, and Cablevision or AMC Networks Inc. on the other hand, look at acquisitions and other corporate opportunities that may be suitable for both companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between Cablevision or AMC Networks Inc. and us. In addition, certain of our directors and officers have Cablevision and/or AMC Networks Inc. stock options and/or or cash performance awards, including Messrs. Charles F. Dolan, and James L. Dolan. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and Cablevision or AMC Networks Inc. See “Certain Relationships and Potential Conflicts of Interest” in our Proxy Statement filed with the Securities and Exchange Commission on October 11, 2013 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with Cablevision and/or AMC Networks Inc. that may arise.
We also expect to have overlapping executive officers and directors with MSG Spinco following the Spinco Distribution, if consummated. James L. Dolan will serve as the Executive Chairman of both the Company and MSG Spinco and Lawrence J. Burian will serve as the Executive Vice President, General Counsel and Secretary of both the Company and MSG Spinco. In addition, certain members of our Board of Directors, including James L. Dolan, will also serve as directors of MSG Spinco concurrently with their service on our Board of Directors.
Our Overlapping Directors and Executive Officers with Cablevision and AMC Networks Inc., as Well as Our Overlapping Directors and Executive Officers with MSG Spinco if the Spinco Distribution Occurs, May Result in the Diversion of Corporate Opportunities and Other Conflicts to Cablevision and AMC Networks Inc. and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company's amended and restated certificate of incorporation acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of Cablevision and its subsidiaries and that the Company may engage in material business transactions with such entities. The Company has renounced its rights to certain business opportunities and the Company’s amended and restated certificate of incorporation provides that no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of Cablevision and its subsidiaries will be liable to the Company or its shareholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our certificate of incorporation) to Cablevision or any of its subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company. The Company’s Board of Directors has adopted resolutions putting in place arrangements similar to the foregoing provisions on corporate opportunities with respect to directors and/or officers of the Company who are also directors and/or officers of AMC Networks Inc., a company which Cablevision spun off to its stockholders. The Company’s Board of Directors expects to amend such policy to include directors and/or officers of the Company who are also directors and/or officers of MSG Spinco if the Spinco Distribution occurs. Our amended and restated certificate of incorporation also expressly validates certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and Cablevision and/or any of its subsidiaries and, to the fullest extent permitted by law, provides that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective shareholders. See “Description of Capital Stock — Certain Corporate Opportunities and Conflicts” in our registration statement on Form 10 filed with the Securities and Exchange Commission.

Risks Relating to the Impact of the Potential Spin-off Transaction

If the Spinco Distribution is Consummated, We Will Incur Substantial Indebtedness and Become Highly Leveraged, Which Could Adversely Affect Our Business.

Historically, our debt levels have been relatively low and thus we did not have substantial interest expense. However, we anticipate that immediately prior to the Spinco Distribution, if consummated, we will incur substantial debt, substantially all of the proceeds of which will be contributed to MSG Spinco. We may also continue to incur additional debt in the future. Because of this increased indebtedness, we will become highly leveraged and expect to continue to be highly leveraged. As a result, our interest and principal payments on our borrowings are expected to increase substantially and become significant in relation to our revenues and cash flows. These payments will reduce our earnings and cash available for other potential business purposes. This leverage also exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressure or otherwise), or in the economy generally. Although our cash flows would decrease in this scenario, our required payments in respect of indebtedness would not decrease.

In addition, our ability to make payments on, or repay or refinance, such debt, and to fund capital expenditures, will depend largely upon our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. In addition, our future operating performance may be adversely impacted by loss of earnings from the MSG Sports and MSG Entertainment businesses that will belong to MSG Spinco following the Spinco Distribution and from the additional operating expenses we will incur following the Spinco Distribution, including under the Media Rights Agreements discussed below.

The Spinco Distribution, if Consummated, Could Result in Significant Tax Liability.

We expect to obtain an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, the Spinco Distribution will qualify as a tax-free distribution under the Code. The opinion will not be binding on the IRS or the courts. Additionally, we have received a private letter ruling from the IRS concluding that certain limited aspects of the Spinco Distribution will not prevent the Spinco Distribution from satisfying certain requirements for tax-free treatment under the Code. While certain transactions related to the Spinco Distribution that are not addressed (or expected to be addressed) by either the opinion or the private letter ruling could result in the recognition of income or gain by us, the impact of any such resulting tax is not expected to be material to us. The opinion and the private letter ruling will rely on factual representations and reasonable assumptions, which if incorrect or inaccurate may jeopardize the ability to rely on such opinion and letter ruling.

If the Spinco Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold the MSG Spinco common stock in a taxable sale for its fair value. MSG stockholders would be subject to tax as if they had received a distribution equal to the fair value of MSG Spinco common stock that was distributed to them, which generally would be treated first as a taxable dividend to the extent of our earnings and profits, then as a non-taxable return of capital to the extent of each holder’s tax basis in its MSG common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to MSG stockholders and us would be substantial.

The Tax Rules Applicable to the Spinco Distribution, if Consummated, May Restrict us From Engaging in Certain Corporate Transactions or From Raising Equity Capital Beyond Certain Thresholds for a Period of Time After the Spinco Distribution.
To preserve the tax-free treatment of the Spinco Distribution to our and MSG Spinco’s stockholders, under a tax disaffiliation agreement that would be entered into between the Company and MSG Spinco, for the two-year period following the Spinco Distribution, we will be subject to restrictions with respect to our activities, including restrictions relating to certain issuances or repurchases of our common stock, asset sales, mergers and liquidations.
These restrictions may limit our ability during that two-year period to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that might increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets.

We May Not Enjoy All the Benefits of Scale that We Achieved Prior to the Spinco Distribution, if Consummated.
If the Spinco Distribution is consummated, following the Spinco Distribution we will no longer share with MSG Spinco the benefits of scope and scale in administrative and other overhead costs and expenses resulting from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, legal and human resources related functions. While we expect to enter into agreements with MSG Spinco that govern a number of our commercial and other relationships after the Spinco Distribution, those arrangements will not fully capture the benefits we currently enjoy as a result of the common ownership of the MSG Media, MSG Sports and MSG Entertainment businesses.
If the Spinco Distribution Occurs, We Will Rely on MSG Spinco’s Performance Under Various Agreements, and Particularly the Media Rights Agreements and Advertising Sales Representation Agreement.
If the Spinco Distribution occurs, we expect to enter into various agreements with MSG Spinco, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement, an advertising sales representation agreement and the media rights agreements, as well as certain other arrangements. These agreements will govern our relationship with MSG Spinco subsequent to the Spinco Distribution and will provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Spinco Distribution. These agreements will also include arrangements with respect to transition services and a number of on-going commercial relationships. Under the distribution agreement we will provide MSG Spinco with indemnities with respect to liabilities arising out of our businesses and MSG Spinco will provide us with indemnities with respect to liabilities arising out of its businesses we will transfer to MSG Spinco. We and MSG Spinco will each rely on the other to perform its obligations under all of these agreements. If MSG Spinco were to breach or to be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification or other financial obligations, we could suffer operational difficulties or significant losses.
In connection with the Spinco Distribution, We Will Enter Into Media Rights Agreements with MSG Spinco Which Will Require Rights Fee Payments That Substantially Exceed the Inter-Segment Rights Fee Expense Reflected in Our Historical Financial Statements.
In connection with the Spinco Distribution, we will enter into media rights agreements covering the Knicks and the Rangers. These agreements will provide us with the exclusive media rights to team games. Our historical financial statements reflect an inter-segment charge between our MSG Media and MSG Sports segments for these rights fees. Following the Spinco Distribution, we will be required to make actual payments under the media rights agreements aggregating to approximately $130 million in the year ending June 30, 2016, which will be $49 million more than the inter-segment rights fee expense reflected in our financial statements for the year ended June 30, 2015. The rights fees are to increase annually and are subject to adjustments in certain circumstances, including if we do not make available a minimum number of games in any year.
If the Spinco Distribution Occurs, We Will Enter Into an Advertising Sales Representation Agreement, Pursuant to Which MSG Spinco Will Have the Exclusive Right and Obligation to Sell MSG Networks Advertising Availabilities.
If the Spinco Distribution occurs, we will enter into an advertising sales representation agreement with MSG Spinco, pursuant to which MSG Spinco will act as our advertising sales representative and have the exclusive right and obligation to sell MSG Networks’ advertising availabilities on our behalf for a commission. MSG Spinco’s exclusive right and obligation to sell MSG Networks’ advertising availabilities shall be for an initial stated term of seven years, subject to certain termination rights, including MSG Spinco’s right to terminate if MSG Spinco and the Company are no longer affiliates and the Company’s right to terminate if certain sales thresholds are not met unless MSG Spinco elects to pay the Company the shortfall.  All of our advertising sales personnel will transfer to MSG Spinco. As a result of this arrangement, we will not control the sale of our advertising and will be dependent on MSG Spinco’s performance.
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
Significant properties that are leased in New York City include approximately 350,000 square feet housing Madison Square Garden’s administrative and executive offices and certain studio space, approximately 577,000 square feet comprising Radio City Music Hall (approximately 6,000 seats) and approximately 57,000 square feet comprising the Beacon Theatre (approximately 2,800 seats). We also lease storage space in various other locations and parking locations in Inglewood, CA for the Forum. For more information on our venues, see “Item 1. Business — Our Venues.”
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
Item 3. Legal Proceedings

In March 2012, the Company was named as a defendant in two purported class action antitrust lawsuits brought in the United States District Court for the Southern District of New York against the NHL and certain NHL member clubs, regional sports networks and cable and satellite distributors. The second complaint, which was substantially identical to the first, was dismissed after its named plaintiff was named as a co-plaintiff in the first complaint. The operative complaint primarily asserts that certain of the NHL’s current rules and agreements entered into by defendants, which are alleged by the plaintiffs to provide certain territorial and other exclusivities with respect to the television and online distribution of live hockey games, violate Sections 1 and 2 of the Sherman Antitrust Act. The plaintiffs seek injunctive relief against the defendants’ continued violation of the antitrust laws, treble damages, attorneys’ fees and pre- and post-judgment interest. On July 27, 2012, the Company and the other defendants filed a motion to dismiss. On December 5, 2012, the court issued an opinion and order largely denying the motion to dismiss. On April 8, 2014, following the conclusion of fact discovery, all defendants filed motions for summary judgment seeking dismissal of the case in its entirety. On August 8, 2014, the Court denied the motions for summary judgment. On May 14, 2015, the court denied plaintiffs’ class certification motion with respect to damages but granted it with respect to injunctive relief. Both plaintiffs and defendants filed petitions with the Court of Appeals seeking pretrial review of these rulings. On June 10, 2015, the parties entered into a proposed settlement (the “Settlement”) of the lawsuit and the Settlement was filed with the Court on June 11, 2015. The Settlement would not result in any changes to the Company’s distribution of NHL games on the MSG Networks or in any MSG payment obligations. The Settlement is subject to Court approval. If the Settlement is approved by the Court, the lawsuit and all appeals will be withdrawn with prejudice. On June 15, 2015, the Court granted preliminary approval of the Settlement, directed that notice of the proposed Settlement be sent to the putative class and scheduled a hearing on final approval for August 31, 2015. If the Court does not approve the Settlement by September 15, 2015, any party to the Settlement may void the Settlement. In the event that the Settlement is voided, the defendants, including the Company, will continue to vigorously defend the claims.
The Company is a defendant in various other lawsuits. Although the outcome of these other lawsuits cannot be predicted with certainty, management does not believe that resolution of these other lawsuits will have a material adverse effect on the Company.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Our Class A Common Stock is listed on NYSE under the symbol “MSG”. If the Spinco Distribution occurs, our NYSE symbol will change to “MSGN.”
Performance Graph
The following graph compares the relative performance of our Class A Common Stock, the Russell Midcap Index and the Russell 3000 Entertainment Index. This graph covers the period from July 1, 2010 through June 30, 2015. The stock price performance included in this graph is not necessarily indicative of future stock performance.

	Base Period 6/30/10	06/30/11	06/29/12	06/28/13	06/30/14	06/30/15
The Madison Square Garden Company	$100.00	$139.96	$190.34	$301.22	$317.49	$424.45
Russell Midcap Index	100.00	138.47	136.19	170.79	216.64	231.02
Russell 3000 Entertainment Index	100.00	132.35	154.09	209.91	283.87	347.83
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
As of June 30, 2015, there were 1,189 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock, par value $.01 per share. As of June 30, 2015, there were 17 holders of record of our Class B Common Stock.
We did not pay any dividend on our common stock during fiscal year 2015 or fiscal year 2014 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future.

Price Range of MSG Class A Common Stock
The following tables set forth for the periods indicated the intra-day high and low sales prices per share of our Class A Common Stock as reported on NASDAQ:

Year Ended June 30, 2015	High	Low
For the Quarter ended September 30, 2014	$67.86	$59.04
For the Quarter ended December 31, 2014	77.58	58.56
For the Quarter ended March 31, 2015	87.27	71.73
For the Quarter ended June 30, 2015	87.22	80.16
Year Ended June 30, 2014
For the Quarter ended September 30, 2013	$63.00	$54.28
For the Quarter ended December 31, 2013	61.58	54.00
For the Quarter ended March 31, 2014	60.49	55.03
For the Quarter ended June 30, 2014	62.60	48.16
Issuer Purchases of Equity Securities
The following table presents information about the Company’s repurchases of stock that were made during the three months ended June 30, 2015 (amounts are presented in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	313	$82.86	313	$359,319
May 1, 2015 - May 31, 2015	—	$—	—	$359,319
June 1, 2015 - June 30, 2015	—	$—	—	$359,319
Total	313	$82.86	313
_________________

(a)
As of June 30, 2015, the total amount authorized by the Company’s board of directors for Class A Common Stock repurchases was $500,000, and the Company had remaining authorization of $359,319 for future repurchases. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company may also choose to fund our stock repurchase program through other funding sources including under our revolving credit facility. The Company first announced its stock repurchase program on October 27, 2014. Total number of shares purchased are determined based on the settlement date of such trades.

(b)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

Item 6. Selected Financial Data
The operating and balance sheet data included in the following selected financial data table have been derived from the consolidated financial statements of The Madison Square Garden Company and its subsidiaries and should be read in conjunction with the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Effective June 30, 2011, the Company changed its fiscal year-end from December 31st to June 30th to better align our financial planning and reporting cycles with the seasonality of our business, particularly our MSG Sports and MSG Entertainment segments.

	Years Ended June 30,				Six Months Ended June 30, 2011	Year Ended December 31, 2010
	2015	2014	2013	2012
	(in thousands, except per share data)
Operating Data:
Revenues	$1,621,562	$1,555,594	$1,340,818	$1,284,016	$564,287	$1,157,136
Direct operating expenses	861,406	899,383	691,029	714,362	331,306	686,442
Selling, general and administrative expenses	338,229	365,148	309,568	304,624	143,179	279,263
Depreciation and amortization (including impairments)	121,122	106,950	89,132	87,503	44,926	56,907
Gain on sale of Fuse	(186,178)	—	—	—	—	—
Operating income	486,983	184,113	251,089	177,527	44,876	134,524
Other income (expense):
Equity in loss of nonconsolidated affiliates	(40,590)	(1,323)	—	—	—	—
Interest expense, net	(2,553)	(4,898)	(5,722)	(4,752)	(2,216)	(3,457)
Miscellaneous	2,798	(1,346)	3,497	7,072	5,561	3,924
Income from operations before income taxes	446,638	176,546	248,864	179,847	48,221	134,991
Income tax expense	(191,937)	(61,478)	(106,482)	(73,302)	(20,607)	(51,611)
Net income	$254,701	$115,068	$142,382	$106,545	$27,614	$83,380
Basic earnings per common share	$3.30	$1.49	$1.87	$1.42	$0.37	$1.13
Diluted earnings per common share	$3.28	$1.47	$1.83	$1.38	$0.36	$1.09
Weighted-average number of common shares outstanding:
Basic	77,138	77,142	76,268	74,938	74,350	73,864
Diluted	77,687	78,167	77,940	77,459	77,193	76,714
Balance Sheet Data:
Total assets	3,019,829	2,925,961	2,732,214	2,524,684	2,280,256	2,197,807
Capital lease obligations	—	1,967	2,224	3,361	4,225	4,920
Total stockholders’ equity	1,723,522	1,604,444	1,478,935	1,320,013	1,205,885	1,170,924

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and future financial performance of the Company and its segments, including as to the potential impact of the proposed Spinco Distribution. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and financial performance and plans identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•
the level of our revenues, which depends in part on the popularity and competitiveness of our sports teams and the level and popularity of the Radio City Christmas Spectacular, New York Spring Spectacular and other entertainment events which are presented in our venues;

•	costs associated with player injuries, and waivers or contract terminations of players and other team personnel;

•
changes in professional sports teams’ compensation, including the impact of signing of free agents and trades, subject to league salary caps, and the impact of the National Basketball Association (the “NBA”) luxury tax;

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

•
changes in laws, NBA or National Hockey League (the “NHL”) rules, regulations, guidelines, bulletins, directives, policies and agreements (including the leagues’ respective collective bargaining agreements (“CBA”) with their players’ associations, salary caps, revenue sharing and NBA luxury tax thresholds) or other regulations under which we operate;

•	the relocation or insolvency of professional sports teams with which we have a rights agreement;

•	our ability to maintain, obtain or produce content for our MSG Media segment, together with the cost of such content;

•
the successful development of new live productions or enhancements to existing productions and the investments associated with such development or enhancements, including New York Spring Spectacular, the Company’s new large scale theatrical production;

•
the acquisition or disposition of assets and/or the impact of, and our ability to, successfully pursue acquisitions or other strategic transactions, and the operating and financial performance thereof (including those that we do not control);

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws, including the continued benefit of certain tax exemptions and the ability to maintain necessary permits or licenses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	market conditions and other factors that may impact our determination as to whether and when to repurchase shares of Class A Common Stock under our repurchase authorization;

•	business, competitive, tax, legal, financial, operational and other factors that may impact us as a result of the completion of the Spinco Distribution, if it occurs; and

•	our ownership of professional sports franchises in the NBA and NHL and certain transfer restrictions on our common stock.
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
Results of Operations. This section provides an analysis of our results of operations for the years ended June 30, 2015, 2014 and 2013 on both a consolidated and segment basis. Our segments are MSG Media, MSG Entertainment and MSG Sports.
Liquidity and Capital Resources. This section provides a discussion of our financial condition, as well as an analysis of our cash flows for the years ended June 30, 2015, 2014 and 2013. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at June 30, 2015.
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
Impact of Potential Spinco Distribution. The Company is actively pursuing a distribution to its common stockholders of all of the common stock of MSG Spinco, Inc. (“MSG Spinco”).  MSG Spinco will own the entertainment and sports businesses currently owned and operated by the Company through its MSG Entertainment and MSG Sports business segments and will own, lease or operate the arenas and other venues that are now owned, leased or operated by the Company.  We refer to the distribution of the common stock of MSG Spinco as the “Spinco Distribution.” The Spinco Distribution is expected to be completed early in the fourth calendar quarter of this year, however, the Spinco Distribution remains subject to a number of conditions and there can be no assurance that the Spinco Distribution will occur or that it will be completed in the time frame or on the terms we currently anticipate. The Spinco Distribution is expected to have a material impact on the Company’s financial position and results of operation, including the following:

•
Our assets and liabilities will be significantly reduced due to the transfer to MSG Spinco of our MSG Sports and MSG Entertainment businesses and all of the arenas and other venues we currently own, lease or operate as well as our investments in nonconsolidated affiliates.

•	Our operating results will change materially as a result of the transfer of our MSG Sports and MSG Entertainment businesses to MSG Spinco.

•
Our operating expenses will increase as a result of the terms of the new media rights agreements which we will enter into with MSG Spinco covering the Knicks and the Rangers. Our aggregate rights fee expense under these agreements for the year ending June 30, 2016 is expected to aggregate to approximately $130 million, which will be $49 million more than the inter-segment rights fee expense reflected in our financial statements for the year ended June 30, 2015.

•
We expect to incur approximately $1.55 billion of additional debt and to contribute approximately $1.45 billion of the proceeds from that debt to MSG Spinco. We will receive no consideration in the Spinco Distribution so our outstanding indebtedness and interest expense will increase materially.

See “Part 1 — Item 1A. Risk Factors — Risks Relating to the Impact of the Potential Spin-off Transaction.”

Business Overview
The Company is a sports, entertainment and media business comprised of dynamic and powerful assets and brands. The Company is comprised of three business segments: MSG Media, MSG Entertainment and MSG Sports, which is built on a foundation of iconic venues and compelling content, including live sports and entertainment events that we create, produce, present and/or distribute through our programming networks and other media assets. The Company conducts a significant portion of its operations at venues that it either owns or operates under long-term leases. The Company owns the Madison Square Garden Arena (“The Garden”) and The Theater at Madison Square Garden in New York City, the Forum in Inglewood, CA and The Chicago Theatre in Chicago. In addition, the Company leases Radio City Music Hall and the Beacon Theatre in New York City, and has a booking agreement with respect to the Wang Theatre in Boston. A description of our segments follows:
MSG Media
MSG Media, which represented approximately 39% of our consolidated revenues for the year ended June 30, 2015, is a leader in production and content development for multiple distribution platforms, including content originating from the Company’s venues. MSG Media is comprised of the Company’s regional sports and entertainment networks, MSG Network and MSG+, collectively the “MSG Networks.” On July 1, 2014, the Company sold Fuse, a national television network dedicated to music, to Fuse Media, Inc. for approximately $232 million and a 15 percent equity interest in Fuse Media, LLC (“Fuse Media”). The Company’s equity interest in Fuse Media will be transferred to Spinco in connection with the Spinco Distribution.
MSG Networks is the exclusive local television home to nine professional sports teams — with live games of the New York Knicks (the “Knicks”), the New York Rangers (the “Rangers”), the New York Liberty (the “Liberty”), the Westchester Knicks, the New York Islanders (the “Islanders”), the New Jersey Devils (the “Devils”), the Buffalo Sabres (the “Sabres”) and the New York Red Bulls (the “Red Bulls”) and exclusive coverage of the New York Giants. The Company owns the local media rights to the Knicks, Rangers, Liberty and Westchester Knicks, while MSG Networks has multi-year rights agreements with the Islanders, Devils and Sabres.
Revenue Sources
Our MSG Media segment earns revenues from two primary sources: affiliation fees and advertising. Affiliation fees, which are the fees we earn from Distributors that carry our programming, constitute the significant majority of the MSG Media segment revenues. Advertising revenue makes up a smaller portion of MSG Media segment overall revenues.
Affiliation Fee Revenue
Our MSG Media segment earns affiliation fee revenue from Distributors that carry our programming services. The fees we receive depend largely on the demand from subscribers for our programming. Affiliation fees from Cablevision accounted for more than 10% of the Company’s consolidated revenues during the years ended June 30, 2015, 2014 and 2013.
Advertising Revenue
Our MSG Media segment earns revenues through the sale of commercial time to advertisers during our programming or through the sale of program sponsorship rights. We typically sell advertising time through our in-house staff and, to a lesser extent, through agencies. If the Spinco Distribution occurs, we will enter into an advertising sales representation agreement with MSG Spinco pursuant to which MSG Spinco will act as our advertising sales representative and have the exclusive right and obligation to sell our advertising availabilities on our behalf for a commission. MSG Spinco’s exclusive right and obligation to sell MSG Networks’ advertising availabilities shall be for an initial stated term of seven years, subject to certain termination rights, including MSG Spinco’s right to terminate if MSG Spinco and the Company are no longer affiliates and the Company’s right to terminate if certain sales thresholds are not met unless MSG Spinco elects to pay the Company the shortfall.
Expenses
The principal expenses of our MSG Media segment are professional team rights fees, as well as rights fees to carry other programming content, other direct programming and production costs, as well as marketing and advertising costs. We also allocate a portion of our corporate expenses to the MSG Media segment.

Programming Acquisition Costs (Rights Fees)
The Company owns the local media rights to the Knicks, Rangers, Liberty and Westchester Knicks, while MSG Networks has multi-year rights agreements with the Islanders, Devils and Sabres. The professional team rights acquired under license agreements to telecast various sporting events and other programming for exhibition on its networks are typically expensed on a straight-line basis over the term of the applicable contract or license period. We negotiate directly with the teams to determine the fee and other provisions of the rights arrangements. Rights fees for sports programming are influenced by, among other things, the size and demographics of the geographic area in which the programming is distributed, and the popularity and/or the on-court or on-ice competitiveness of a team. For purposes of reporting our segment information, the MSG Media segment recognizes rights expense for the licensing of team-related programming from the Company’s MSG Sports segment. These inter-segment charges are generally recognized on a straight-line basis over the fiscal year and are eliminated in consolidation.
Other Direct Programming Costs
Other direct programming and production costs include, but are not limited to the salaries of our on-air personalities, producers, directors, technicians, writers and other creative and technical staff, as well as expenses associated with location costs and maintaining studios, origination and transmission facilities.
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
Due largely to our historical ownership of rights, multi-year rights agreements and the generally recurring nature of our affiliation agreements, the MSG Networks have consistently produced operating profits over a number of years. If the Spinco Distribution occurs, we will enter into long-term media rights agreements with MSG Spinco providing us with the exclusive media rights to Knicks and Rangers games. Under these agreements, MSG Spinco will be entitled to rights fees that are higher than the corresponding inter-segment fees reflected in our financial statements. See “Part I — Item 1A. Risk Factors — In connection with the Spinco Distribution, We Will Enter Into Media Rights Agreements with MSG Spinco Which Will Require Rights Fee Payments That Substantially Exceed the Inter-Segment Rights Fee Expense Reflected in Our Historical Financial Statements.” See “Part I — Item 1A. Risk Factors — Risks Relating to Our Media Business — The Success of Our Media Business Depends on Affiliation Fees We Receive Under our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations” for a discussion of risks associated with our affiliation agreements. Advertising revenues are less predictable and can vary based upon a number of factors, including general economic conditions.
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

MSG Entertainment
Our MSG Entertainment segment, which represented approximately 25% of our consolidated revenues for the year ended June 30, 2015, is one of the country’s leaders in live entertainment. MSG Entertainment presents or hosts live entertainment events, including concerts, family shows, performing arts events and special events, in our diverse collection of venues. Those venues include The Garden, The Theater at Madison Square Garden, Radio City Music Hall, the Beacon Theatre, the Forum, and The Chicago Theatre. In addition, we have a long-term exclusive booking agreement with respect to the Wang Theatre. The scope of our collection of venues enables us to showcase acts that cover a wide spectrum of genres and popular appeal. Over the last several years, our venues have hosted artists such as Billy Joel, the Eagles, U2, Bruno Mars, Madonna, Phish, Elton John, Eric Clapton, The Allman Brothers Band, Bruce Springsteen, Maroon 5, Taylor Swift, Justin Timberlake, Ed Sheeran, Katy Perry, Stevie Wonder, Sting and Paul Simon, Coldplay, One Direction, Ariana Grande, Jerry Seinfeld and Dave Chappelle. In December 2013, MSG Entertainment announced a unique new partnership between The Garden and Billy Joel that made the legendary performer a staple of "The World’s Most Famous Arena," playing monthly performances since January 2014. This partnership has been a great success, with all 24 announced performances through December 2015 sold out. As part of this extraordinary run, Billy Joel played his 65th show at The Garden in July 2015, setting a new record for the most performances by any artist at “The World’s Most Famous Arena.”
Our venues have also hosted family shows such as Sesame Street Live, Marvel Universe Live and Disney Junior Live; special events such as “America’s Got Talent” and the MTV Video Music Awards; appearances by His Holiness the Dalai Lama, and the Prime Minister of India, Narendra Modi, graduations, television upfronts and product launches; and theatrical productions such as A Christmas Story, and How The Grinch Stole Christmas! Although we primarily license our venues to third-party promoters for a fee, we also promote or co-promote shows in which case we have economic risk relating to the event. MSG Entertainment currently does not promote or co-promote events outside of our venues.
MSG Entertainment also creates, produces and/or presents live productions that are performed in the Company’s venues. This includes the Radio City Christmas Spectacular, which is the top grossing live holiday family show in North America, and New York Spring Spectacular, which opened in March 2015, both of which feature the Rockettes. The Radio City Christmas Spectacular has been performed at Radio City Music Hall for 82 years and more than one million tickets were sold for performances during the 2014 holiday season. In addition, during the 2014 holiday season the Company presented the theater version of the show in Omaha, Houston and, for the 13th year, at the Grand Ole Opry House in Nashville. The Company decided to end the theatrical productions of the Radio City Christmas Spectacular presented outside of New York. The theatrical productions of the Radio City Christmas Spectacular presented outside of New York generated direct contribution to AOCF of approximately $4,600 during the 2014 holiday season. As a result of the decision to end these productions, in future periods, the Company will not benefit from the annual AOCF that such productions historically contributed to the Company and the Company does not have any immediate plans to replace this lost AOCF with other touring productions. Nevertheless, the Company decided to end such productions because it believes that this decision will benefit the Radio City Christmas Spectacular and Rockettes brands over the long-term and allow management to focus its attention on the New York production of the Radio City Christmas Spectacular, New York Spring Spectacular and other initiatives.
Revenue Sources
Our primary sources of revenue in our MSG Entertainment segment are ticket sales to our live audiences for events that we produce or promote/co-promote and license fees for our venues paid by third-party promoters in connection with events that we do not produce or promote/co-promote. We also generate revenue from other sources, including facility and ticketing fees, concessions, sponsorships and signage, a portion of suite license fees at The Garden, merchandising and tours of our venues. The levels of revenue and expense we record in our MSG Entertainment segment for a given event depends to a significant extent on whether we are promoting or co-promoting the event or are licensing our venue to a third party.
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
The Garden has 21 Event Level suites, 58 Madison Level suites, and 18 Signature Level suites. Suite licenses at The Garden are generally sold to corporate customers pursuant to multi-year licenses. Under standard suite licenses, the licensees pay an annual license fee, which varies depending on the location of the suite. The license fee includes, for each seat in the suite, tickets for events at The Garden for which tickets are sold to the general public, subject to certain exceptions. In addition, suite holders pay for food and beverage service in their suites at The Garden. Revenues from the sale of suite licenses are shared between our MSG Entertainment and MSG Sports segments.

Venue License Fees
For entertainment events held at our venues that we do not produce, promote or co-promote, we typically earn revenue from venue license fees charged to the third-party promoter of the event. The amount of license fees we charge varies by venue, as well as by the size of the production and the number of days of the event, among other factors. Our fees include both the cost of renting space in our venues and costs for providing production services, such as front-of-house and back-of-house staffs, including stagehands, box office staff, ushers, security, staging, lighting and sound, and building services.
Whether we are promoting an event or licensing our venues to a third-party promoter has a significant impact on the level of revenues and expenses that we record in our MSG Entertainment segment.
Facility and Ticketing Fees
For all public and ticketed entertainment events held in our venues, we also earn additional revenues on substantially all tickets sold, whether we promote or co-promote the event or license the venue to a third party. These revenues are earned in the form of certain fees and assessments, including the facility fee we charge, and vary by venue.
Concessions
We sell food and beverages during substantially all entertainment events held at our venues. In addition to concession-style sales of food and beverages, which represent the majority of our concession revenues, we also generate revenue from catering for our suites at The Garden.
Merchandise
We earn revenues from the sale of merchandise relating to our proprietary productions and other live entertainment events that take place at our venues. The majority of our merchandise revenues are generated through on-site sales during performances of our productions and other live events. We also generate revenues from the sales of our Radio City Christmas Spectacular merchandise, such as ornaments and apparel, through traditional retail channels. Typically, revenues from our merchandise sales at our non-proprietary events relate to sales of merchandise provided by the artist, the producer or promoter of the event and are generally subject to a revenue sharing arrangement.

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
Expenses
Our MSG Entertainment segment’s principal expenses are payments made to performers and promoters, staging costs and day-of-event costs associated with events, and advertising costs. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses to our MSG Entertainment segment. However, the operating results of our MSG Entertainment segment benefit from the fact that no rent is charged to the segment for use of the Company’s owned venues. We do not allocate to our segments any depreciation expense on property and equipment related to The Garden, The Theater at Madison Square Garden or the Forum.
Performer Payments
Our productions are performed by talented actors, dancers, singers, musicians and entertainers. In order to attract and retain this talent, we are required to pay our performers an amount that is commensurate both with their abilities and with demand for their services from other entertainment companies.  Our productions typically feature ensemble casts (such as the Rockettes), where most of our performers are paid based on a standard “scale,” pursuant to collective bargaining agreements we negotiate with the performers’ unions. Certain performers, however, have individually negotiated contracts.

Staging Costs
Staging costs for our proprietary events as well as others that we promote include the costs of sets, lighting, display technologies, special effects, sound and all of the other technical aspects involved in presenting a live entertainment event. These costs vary substantially depending on the nature of the particular show, but tend to be highest for large-scale theatrical productions, such as the Radio City Christmas Spectacular and New York Spring Spectacular. For concerts we promote, the performer usually provides a fully-produced show. As with performer salaries, the staging costs associated with a given production are an important factor in the determination of ticket prices.
Day-of-Event Costs
For days on which MSG Entertainment stages its productions, promotes an event or provides one of our venues to a third-party promoter under a license fee arrangement, the event is charged the variable costs associated with such event, including box office staff, stagehands, ticket takers, ushers, security, and other similar expenses. In situations where we provide our venues to a third-party promoter under a license fee arrangement, day-of-event costs are typically included in the license fees charged to the promoter.
Marketing and Advertising Costs
We incur significant costs promoting our productions and other events through outdoor and newspaper advertisements, television and radio advertising and social, digital and search advertising. In light of the intense competition for entertainment events, such expenditures are a necessity to drive interest in our productions and encourage members of the public to purchase tickets to our shows.
Touring Expenses
For the Radio City Christmas Spectacular production presented outside of New York, we paid the logistical costs associated with travel and equipment, as well as fees and expenses, including the costs of venue staff, for the use of third-party venues. The Company regularly evaluates the theatrical productions of the Radio City Christmas Spectacular presented outside of New York and decided to end these productions.
Factors Affecting Operating Results
The operating results of our MSG Entertainment segment are largely dependent on our ability to attract concerts, family shows and other events to our venues, as well as the continuing popularity of the Radio City Christmas Spectacular at Radio City Music Hall. Our MSG Entertainment segment recognized operating losses during the years ended June 30, 2014 and 2013. These results reflect the impact of The Garden and The Theater at Madison Square Garden being shut down because of the Transformation for the off-season following the Knicks and Rangers playoffs during these fiscal years thus limiting MSG Entertainment’s ability to present or host events at these venues.
Our MSG Entertainment segment’s future performance is dependent in part on general economic conditions, and the effect of these conditions on our customers. Weak economic conditions may lead to lower demand for suite licenses and tickets to our live productions, concerts, family shows and other events, which would also negatively affect concession and merchandise sales, as well as lower levels of sponsorship and venue signage. These conditions may also affect the number of concerts, family shows and other events that take place in the future. An economic downturn could adversely affect our business and results of operations.
The Company has invested in New York Spring Spectacular, a large-scale theatrical production for Radio City Music Hall, which opened in March 2015, and continues to explore additional opportunities to expand our presence in the entertainment industry. Any new investment may not initially contribute to operating income, but is intended to become operationally profitable over time. Our results will also be affected by investments in, and the success of, new productions.

MSG Sports
Our MSG Sports segment, which, net of inter-segment revenues, represented approximately 36% of our consolidated revenues for the year ended June 30, 2015, owns and operates professional sports franchises, including the Knicks, a founding member of the NBA, and the Rangers, one of the “original six” franchises of the NHL. MSG Sports also owns and operates the Liberty of the WNBA, one of the league’s founding franchises, and the Hartford Wolf Pack of the AHL, which is the primary player development team for the Rangers, and is also competitive in its own right in the AHL. In March 2014, the Company acquired the rights to own and operate an NBADL team, named the Westchester Knicks, which began operations during the 2014-15 season and plays its home games at the Westchester County Center in White Plains, New York. The Knicks, Rangers and Liberty play home games at The Garden. The Liberty have historically played 17 regular season home games at The Garden. However, due to the Transformation, they played their 2013, 2012 and 2011 seasons at the Prudential Center in Newark, New Jersey before returning to The Garden for their 2014 season. Our sports business also features other sports properties, including the presentation of a wide variety of live sporting events including professional boxing, college basketball, professional bull riding, tennis, and college wrestling.
Revenue Sources
We earn revenue in our MSG Sports segment from several primary sources: ticket sales and a portion of suite license fees at The Garden, our share of distributions from NHL and NBA league-wide national and international television contracts and other league-wide revenue sources, venue signage and other sponsorships, concessions and merchandising. Our MSG Sports segment also earns substantial fees from MSG Media for the local right to telecast the games of our professional sports teams. We also earn venue license fees, primarily from the rental of The Garden to third-party promoters holding their sports events at our arena. The amount of revenue we earn is influenced by many factors, including the popularity and on-court or on-ice performance of our professional sports teams and general economic conditions. In particular, when our teams have strong on-court and on-ice performance, we benefit from increased demand for tickets, potentially greater food and merchandise sales from increased attendance and increased sponsorship opportunities. When our teams make the playoffs, we also benefit from the attendance and in-game spending at the playoff games at The Garden. The year-to-year impact of team performance is somewhat moderated by the fact that a significant portion of our revenues derive from rights fees, suite rental fees and sponsorship and signage revenue, all of which are generally contracted on a multi-year basis. Nevertheless, the long-term performance of our business is substantially dependent on the success and popularity of our teams.
Ticket Sales, Suite Licenses, Venue Licenses, Facility and Ticketing Fees
Ticket sales have historically constituted the largest single source of revenue for our MSG Sports segment. We sell tickets to our sports teams’ home games through season tickets, which are typically held by long-term season subscribers, through group sales, and through single-game tickets, which are purchased by fans either individually or in multi-game packages. The prices of our tickets vary, depending on the sports team and the location of the seats. We generally review and set the price of our tickets before the start of each team’s season. We also earn revenue from the sale of tickets to live sporting events that we promote other than our teams’ games.
Revenues from the sale of suite licenses are shared between the MSG Entertainment and MSG Sports segments. See “— Business Overview — MSG Entertainment — Revenue Sources” for further discussion.
In addition to our teams’ home games, we also present or host other live sporting events at our venues. When the Company acts as the promoter of such events, the Company typically earns revenues from ticket sales and incurs expenses associated with the event. When these events are promoted by third-party promoters, the Company typically earns venue license fees and/or revenues from ticket sales from the promoter for use of our venues. When licensing our venues, the amount recorded as revenue also includes the event’s variable costs such as the costs of front-of-house and back-of-house staffs, including electricians, laborers, box office staff, ushers, security and building services, which we pass along to the promoter. The number and mix of live sporting events, including whether we are the promoter of an event or license our venues to a third-party promoter, could have a significant impact on the level of revenues and expenses that we record in our MSG Sports segment.
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

Telecast rights for the Knicks and Rangers are held by MSG Networks, pursuant to inter-segment arrangements between our MSG Sports and MSG Media segments. The financial success of our MSG Sports segment is significantly dependent on the rights fees we receive from our MSG Media segment in connection with the telecast of our Knicks and Rangers games. These inter-segment fees are eliminated in our consolidated financial statements. If the Spinco Distribution occurs, MSG Spinco will enter into long-term media right agreements with us providing us with the exclusive media rights to Knicks and Rangers games. Under these agreements, MSG Spinco will be entitled to rights fees that are higher than the corresponding inter-segment fees reflected in our financial statements. See “Part I — Item 1A. Risk Factors — In connection with the Spinco Distribution, We Will Enter Into Media Rights Agreements with MSG Spinco Which Will Require Rights Fee Payments That Substantially Exceed the Inter-Segment Rights Fee Expense Reflected in Our Historical Financial Statements.”
National and international telecast arrangements differ by league. Fees paid by telecasters under these arrangements are pooled by each league and then generally shared equally among all teams.
Venue Signage and Sponsorships
We earn revenues through the sale of signage space and sponsorship rights at The Garden in connection with our sports teams and certain other sporting events. Our strategy is to develop marketing partnerships with world-class brands by creating customized platforms that achieve our partners’ business objectives. Signage sales generally involve the sale of advertising space within The Garden during our teams’ home games and include the sale of signage on the ice and on the boards of the hockey rink during Rangers games, courtside during Knicks and Liberty games, and/or on the various scoreboards and display panels at The Garden. We offer both television camera-visible and non-camera-visible signage space.
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
Merchandise
We earn revenues from the sale of our sports teams’ merchandise both through the in-venue (and in some cases, online) sale of items bearing the logos or other marks of our sports teams and through our share of league distributions of royalty and other revenues from the leagues’ licensing of team and league trademarks, which revenues are generally shared equally among the teams in the leagues. By agreement among the teams, each of the leagues in which we operate acts as agent for the teams to license their logos and other marks, as well as the marks of the leagues, subject to certain rights retained by the teams to license these marks within their arenas and the geographic areas in which they operate.
Expenses
The most significant expenses in our MSG Sports segment are player and other team personnel salaries and charges for transactions relating to players for career-ending and season-ending injuries, trades, and waivers and contract termination costs of players and other team personnel. We also incur costs for travel, player insurance, league operating assessments (including a 6% NBA assessment on regular season ticket sales), NHL and NBA revenue sharing and NBA luxury tax. We charge a portion of our actual expenses associated with the ownership, lease, maintenance and operation of our venues, along with a portion of our corporate expenses to our MSG Sports segment. However, the operating results of our MSG Sports segment benefit from the fact that no rent is charged to the segment for use of the Company’s owned venues. We do not allocate to our segments any depreciation expense on property and equipment related to The Garden, The Theater at Madison Square Garden or the Forum.
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

NBA CBA. The NBA CBA expires after the 2020-21 season (although the NBA and the NBPA each have the right to terminate the CBA following the 2016-17 season). The NBA CBA contains a “soft” salary cap (i.e., a cap on each team’s aggregate player salaries but with certain exceptions that enable teams to pay players more, sometimes substantially more, than the cap).
NBA Luxury Tax. Amounts in this paragraph are in thousands, except for luxury tax rates. The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). A team’s luxury tax for the 2012-13 seasons generally equaled the amount by which the team’s aggregate player salaries exceeded such threshold. Beginning with the 2013-14 season, the tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least four of any five seasons beginning in 2011-12, the above tax rates are increased by $1.00 for each increment (the “ Repeater Tax”). Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan and the remaining fifty percent of such payments is distributed in equal shares to non-taxpaying teams. If the Knicks are ultimately an NBA luxury tax payer for either of the 2015-16 or 2016-17 seasons, our NBA luxury tax obligations may increase substantially as a result of the Repeater Tax. Tax obligations for years beyond the 2014-15 season will be subject to contractual player payroll obligations and corresponding NBA luxury tax thresholds. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses. Our provision for the year ended June 30, 2015, including luxury tax provisions related to team personnel transactions, was approximately $5,100.
NBA Escrow System/Revenue Sharing. The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues (net of certain direct expenses) as compensation (approximately 50%), and the teams retain the remainder. The percentage of league-wide revenues paid as compensation and retained by the teams does not apply evenly across all teams and accordingly the Company may pay its players a higher or lower percentage of the Knicks’ revenues than other NBA teams. Throughout each season, NBA teams withhold 10% of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. In the event that the league’s aggregate player compensation is below the designated percentage of league-wide revenues, the teams will remit the shortfall to the NBPA for distribution to the players.
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
We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended June 30, 2015 was approximately $28,800. The actual amounts for the 2014-15 season may vary significantly from the recorded provision based on actual operating results for the league and all NBA teams for the season and other factors.
NHL CBA. The NHL CBA expires September 15, 2022 (although the NHL and NHLPA each have the right to terminate the CBA effective following the 2019-20 season). The NHL CBA provides for a “hard” salary cap (i.e., teams may not exceed a stated maximum that has been negotiated for the 2013-14 season and is adjusted each season thereafter based upon league-wide revenues).
NHL Escrow System/Revenue Sharing. The NHL CBA provides that each season the players receive as player compensation 50% of that season’s league-wide revenues, excluding the impact of agreed-upon aggregate transition payments of $300,000 to be paid on a deferred basis over three years beginning in 2014. Because the aggregate amount to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, the Company may pay its players a higher or lower percentage of the Rangers’ revenues than other NHL teams pay of their own revenues. In order to implement the salary cap system, NHL teams withhold a portion of each player’s salary and contribute the withheld amounts to an escrow account. If the league’s aggregate player compensation for a season exceeds the designated percentage (50%) of that season’s league-wide revenues, the excess is retained by the league. Any such excess funds are distributed to all teams in equal shares.
The NHL CBA also provides for a revenue sharing plan. The plan generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams and is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on pre-season and regular season revenues) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. We record our revenue sharing expense net of the amount we expect to receive from the escrow. Our net provision for these items for the year ended June 30, 2015 was approximately $17,500 (including approximately $10,200 related to the playoffs). The actual amounts for the 2014-15 season may vary significantly from the recorded provision based on actual operating results for the league and all NHL teams for the season and other factors.
Other Team Operating Expenses
Our sports teams also pay expenses associated with day-to-day operations, including for travel, equipment maintenance and player insurance. Direct variable day-of-event costs incurred at The Garden, such as the costs of front-of-house and back-of-house staffs, including electricians, laborers, box office staff, ushers, security, and event production are charged to our MSG Sports segment.
Operating costs of the Company’s training facility in Greenburgh, New York and the operating and maintenance costs of the aircraft that the Company owns are also charged to our MSG Sports segment. The operation of the Hartford Wolf Pack is also a net Rangers player development expense for our MSG Sports segment.
As members of the NBA and NHL, the Knicks and Rangers, respectively are also subject to league assessments. The governing bodies of each league determine the amount of each season’s league assessments that are required from each member team. For the 2014-15 season, the NBA imposed on each team a 6% assessment on regular season ticket revenue and an assessment of 45% or 52.5% (plus an additional 5% to fund the discretionary revenue sharing payment described above) on playoff ticket revenue, depending on the number of home games played.
Our MSG Sports segment also incurs costs associated with VIP amenities, which have come online as a result of the Transformation, provided to certain ticket holders.
Other Expenses
MSG Sports also incurs selling, general and administrative expenses.
Factors Affecting Operating Results
The operating results of our MSG Sports segment are largely dependent on the continued popularity and/or on-ice or on-court competitiveness of our Rangers and Knicks teams, which have a direct effect on ticket sales for the teams’ home games, and are each team’s largest single source of revenue as well as our ability to attract high caliber sporting events. As with other sports teams, the competitive positions of our sports teams depend primarily on our ability to develop, obtain and retain talented players, for which we compete with other professional sports teams. A significant factor in our ability to attract and retain talented players is player compensation. Our MSG Sports segment results reflect the impact of high costs for player salaries (including NBA luxury tax) and salaries of non-player team personnel. In addition, we have incurred significant charges for costs associated with transactions relating to players on our sports teams for season-ending and career-ending injuries and for trades, waivers and contract terminations of players and other team personnel, including team executives. Waiver and termination costs reflect our efforts to improve the competitiveness of our teams. These transactions can result in significant charges as the Company recognizes the estimated ultimate costs of these events in the period in which they occur, although amounts due to these individuals are generally paid over their remaining contract terms. For example, the expense for these items was $25,317 and $54,225 for fiscal years 2015 and 2014, respectively. These expenses add to the volatility of the results of our MSG Sports segment. We expect to continue to pursue opportunities to improve the overall quality of our teams and our efforts may result in continued significant expenses and charges. Such expenses and charges may result in future operating losses for our MSG Sports segment although it is not possible to predict their timing or amount. Our MSG Sports segment’s performance has been, and may in the future be, impacted by work stoppages. See “Part I — Item 1A. Risk Factors — General Risks — Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
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

Corporate Expenses and Venue Operating Costs
The Company allocates certain corporate costs to all of its reportable segments. In addition, the Company allocates its venue operating expenses to its MSG Entertainment and MSG Sports segments. Allocated venue operating expenses include the non-event related costs of operating the Company’s venues, and include such costs as rent for the Company’s leased venues, real estate taxes, insurance, utilities, repairs and maintenance, and labor related to the overall management of the venues. Depreciation expense on property and equipment related to The Garden, The Theater at Madison Square Garden, and the Forum is not allocated to the reportable segments.
Investments in Nonconsolidated Affiliates
The Company’s equity method investments include investments in Azoff MSG Entertainment LLC (“Azoff-MSG”), Brooklyn Bowl Las Vegas, LLC (“BBLV”), Tribeca Enterprises LLC (“Tribeca Enterprises”) and Fuse Media.

In September 2013, the Company acquired a fifty percent interest in Azoff-MSG. The Azoff-MSG entity owns and operates businesses in the entertainment industry and is currently focused on music management, performance rights, comedy and productions, and strategic marketing. As of June 30, 2015, the Company’s investment in Azoff-MSG was $118,717. In addition, as of June 30, 2015, Azoff-MSG had outstanding loans of $75,000 under a $100,000 unsecured credit facility with the Company.

In August 2013, the Company acquired an interest in BBLV. In March 2014, BBLV opened a new venue in Las Vegas which brings together live music, bowling and a restaurant. As a result of BBLV’s liquidity position, the Company evaluated whether or not an impairment of its investment had occurred as of December 31, 2014.  This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $23,600 to write-off the remaining equity portion of its investment in BBLV. In addition, as of June 30, 2015, outstanding loans of $2,662 had been advanced by the Company to BBLV.

In March 2014, the Company acquired a fifty percent interest in Tribeca Enterprises, the company that owns and operates the Tribeca Film Festival and certain other businesses. Tribeca Enterprises’ businesses also include Tribeca Digital Studios, a branded entertainment content business and Tribeca Film, an independent film distribution label. As of June 30, 2015, the Company’s investment in Tribeca Enterprises was $16,791. In addition, as of June 30, 2015, Tribeca Enterprises had outstanding loans of $4,000 under a $6,000 revolving credit facility with the Company.

In July 2014, the Company sold Fuse to Fuse Media, Inc. and as part of the transaction the Company received a 15 percent equity interest in Fuse Media. As of June 30, 2015, the Company’s investment in Fuse Media was $23,509. The Company’s equity interest in Fuse Media will be transferred to Spinco in connection with the Spinco Distribution.
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
Challenges to U.S. and global economic performance may lead to lower attendance at the games of our sports teams and at our live productions, lower demand for suite licenses, fewer sponsorship transactions, fewer event bookings at our venues and lower television affiliate and advertising revenues. An economic downturn could adversely affect our business and results of operations.

Results of Operations
Comparison of the Year Ended June 30, 2015 versus the Year Ended June 30, 2014
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.
STATEMENT OF OPERATIONS DATA

	Years Ended June 30,				Increase (Decrease) in Net Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,621,562	100%	$1,555,594	100%	$65,968

Direct operating expenses	861,406	53%	899,383	58%	37,977
Selling, general and administrative expenses	338,229	21%	365,148	23%	26,919
Depreciation and amortization	121,122	7%	106,950	7%	(14,172)
Gain on sale of Fuse	(186,178)	(11)%	—	NM	186,178
Operating income	486,983	30%	184,113	12%	302,870
Other income (expense):
Equity in loss of nonconsolidated affiliates	(40,590)	(3)%	(1,323)	NM	(39,267)
Interest expense, net	(2,553)	NM	(4,898)	NM	2,345
Miscellaneous income (expense)	2,798	NM	(1,346)	NM	4,144
Income from operations before income taxes	446,638	28%	176,546	11%	270,092
Income tax expense	(191,937)	(12)%	(61,478)	(4)%	(130,459)
Net income	$254,701	16%	$115,068	7%	$139,633
___________________________________
NM – Percentage is not meaningful
The comparability of the results of operations of the Company and the MSG Media segment for the year ended June 30, 2015 to the prior year period was impacted by the Company’s sale of Fuse, which was completed on July 1, 2014. Fuse generated meaningful revenues in the prior year but did not have a material impact on MSG Media or total Company adjusted operating cash flow (“AOCF”).
See “Business Segment Results” within each presented comparative financial period for a more detailed discussion relating to the operating results of our segments. The business segment results do not reflect inter-segment eliminations.

Revenues
Revenues for the year ended June 30, 2015 increased $65,968, or 4%, to $1,621,562 as compared to the prior year. The net increase is attributable to the following:

Decrease in MSG Media segment revenues	$(83,504)
Increase in MSG Entertainment segment revenues	113,163
Increase in MSG Sports segment revenues	44,612
Increase in other revenues	161
Change in inter-segment eliminations	(8,464)
$65,968
Direct operating expenses primarily include:

•	compensation expense for the Company’s professional sports teams' players and certain other team personnel;

•
cost of team personnel transactions for career- and season-ending player injuries, net of anticipated insurance recoveries, trades, and waivers/contract termination costs of players and other team personnel;

•	NBA luxury tax, NBA and NHL revenue sharing and league assessments for the MSG Sports segment;

•	cost of professional team rights acquired under license agreements to telecast various sporting events on our networks;

•	other programming and production costs of our networks;

•	event costs related to the presentation, production and marketing of our live entertainment and sporting events;

•	venue lease, maintenance and other operating expenses; and

•	the cost of concessions and merchandise sold.
Direct operating expenses for the year ended June 30, 2015 decreased $37,977, or 4%, to $861,406 as compared to the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(41,240)
Increase in MSG Entertainment segment expenses	75,468
Decrease in MSG Sports segment expenses	(63,745)
Increase in other expenses	4
Change in inter-segment eliminations	(8,464)
$(37,977)
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of administrative costs, including compensation, separation-related costs, professional fees, as well as sales and marketing costs, including non-event related advertising expenses. Selling, general and administrative expenses for the year ended June 30, 2015 decreased $26,919, or 7%, to $338,229 as compared to the prior year. The net decrease is attributable to the following:

Decrease in MSG Media segment expenses	$(44,487)
Decrease in MSG Entertainment segment expenses	(38)
Increase in MSG Sports segment expenses	12,985
Increase in other expenses	4,621
$(26,919)
The increase in other expenses was primarily due to higher professional fees, with the overall increase being partially offset by lower executive management transition costs.

Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2015 increased $14,172, or 13%, to $121,122 as compared to the prior year primarily driven by higher accelerated depreciation in the current year related to a change in the planned use of the Company’s professional sports teams’ plane associated with a transition by the teams to a new travel program, as well as higher depreciation expense on property and equipment placed into service in connection with the comprehensive transformation of The Garden into a state-of-the-art arena (“Transformation”) and the renovation of the Forum. These increases are partially offset by the absence of depreciation expense on Fuse’s property and equipment.
Gain on sale of Fuse
Gain on sale of Fuse for the year ended June 30, 2015 represents the Company’s gain, net of current year transaction costs, from the sale which was completed on July 1, 2014 (see Note 4 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).
Equity in loss of nonconsolidated affiliates
Equity in loss of nonconsolidated affiliates for the year ended June 30, 2015 increased $39,267 to $40,590. These results reflect the Company recording a pre-tax non-cash impairment charge of $23,600 to write-off the carrying value of its equity investment in BBLV during the second quarter of fiscal year 2015 (see Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K) and its share of the net loss of BBLV.
Miscellaneous income (expense)
Miscellaneous income for the year ended June 30, 2015 primarily includes income related to certain space leased and/or licensed by related parties from the Company (see Note 19 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). Miscellaneous expense for the year ended June 30, 2014 primarily includes transaction costs related to the sale of Fuse, which was completed on July 1, 2014 (see Note 4 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).
Income taxes
Income tax expense for the year ended June 30, 2015 was $191,937. The effective tax rate of 43.0% differs from the statutory federal rate of 35% due principally to the impact of state and local income taxes, changes in state tax rates used to value deferred taxes in connection with the filing of the Company’s 2013 state income tax returns and due to the sale of Fuse (see Note 4 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K), and non-deductible expenses. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction, the tax return to book provision adjustment in connection with the filing of the Company’s federal and state income tax returns, and a decrease in the reserve for uncertain tax positions.
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

The following is a reconciliation of operating income to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2015	2014
Operating income	$486,983	$184,113	$302,870
Share-based compensation	15,021	21,750	(6,729)
Depreciation and amortization	121,122	106,950	14,172
Gain on sale of Fuse	(186,178)	—	(186,178)
AOCF	$436,948	$312,813	$124,135
AOCF for the year ended June 30, 2015 increased $124,135, or 40%, to $436,948 as compared to the prior year. The net increase is attributable to the following:

Increase in AOCF of the MSG Media segment	$96
Increase in AOCF of the MSG Entertainment segment	36,575
Increase in AOCF of the MSG Sports segment	93,693
Other net decreases	(6,229)
$124,135
Other net decreases were primarily due to higher professional fees, with the overall increase being partially offset by lower executive management transition costs.
Business Segment Results
MSG Media
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Media segment.

	Years Ended June 30,				Increase (Decrease) in Operating Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$631,010	100%	$714,514	100%	$(83,504)
Direct operating expenses	218,194	35%	259,434	36%	41,240
Selling, general and administrative expenses	71,866	11%	116,353	16%	44,487
Depreciation and amortization	12,858	2%	15,559	2%	2,701
Gain on sale of Fuse	(186,178)	(30)%	—	NM	186,178
Operating income	$514,270	81%	$323,168	45%	$191,102
The following is a reconciliation of operating income to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2015	2014
Operating income	$514,270	$323,168	$191,102
Share-based compensation	2,643	4,770	(2,127)
Depreciation and amortization	12,858	15,559	(2,701)
Gain on sale of Fuse	(186,178)	—	(186,178)
AOCF	$343,593	$343,497	$96

Revenues
Revenues for the year ended June 30, 2015 decreased $83,504, or 12%, to $631,010 as compared to the prior year. The net decrease is attributable to the following:

Decrease in affiliation fee revenue	$(53,533)
Decrease in advertising revenue	(32,641)
Other net increases	2,670
$(83,504)
The decrease in affiliation fee revenue was due to the absence of affiliation fee revenue for Fuse, as the Company completed its sale of the network on July 1, 2014, partially offset by a small increase in affiliation fee revenue at MSG Networks. The increase in affiliation fee revenue at MSG Networks was primarily due to higher affiliation rates partially offset by the impact of a low-single digit percentage decrease in subscribers as compared to the prior year and, to a lesser extent, the unfavorable year over year impact of affiliate adjustments related to prior periods.
The decrease in advertising revenue was due to the absence of advertising revenue for Fuse partially offset by a small increase in advertising revenue at MSG Networks.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2015 decreased $41,240, or 16%, to $218,194 as compared to the prior year attributable to the absence of expenses for Fuse, which were partially offset by higher expenses at MSG Networks. The increase in direct operating expenses at MSG Networks was primarily due to higher programming acquisition costs, including rights fees from the licensing of MSG Sports’ team related programming and, to a lesser extent, other programming-related production cost increases.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2015 decreased $44,487, or 38%, to $71,866 as compared to the prior year primarily due to the absence of expenses for Fuse.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2015 decreased $2,701, or 17%, to $12,858 as compared to the prior year primarily due to the absence of depreciation expense on Fuse’s property and equipment partially offset by higher depreciation expense at MSG Networks.
Gain on sale of Fuse
Gain on sale of Fuse for the year ended June 30, 2015 represents the Company’s gain, net of current year transaction costs, from the sale which was completed on July 1, 2014 (see Note 4 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).
AOCF
AOCF for the year ended June 30, 2015 increased $96 to $343,593 as compared to the prior year primarily driven by lower selling, general and administrative expenses and direct operating expenses largely offset by a decrease in revenues, as discussed above.

MSG Entertainment
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Entertainment segment.

	Years Ended June 30,				Increase (Decrease) in Operating Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$414,161	100%	$300,998	100%	$113,163
Direct operating expenses	307,765	74%	232,297	77%	(75,468)
Selling, general and administrative expenses	78,513	19%	78,551	26%	38
Depreciation and amortization	10,321	2%	9,900	3%	(421)
Operating income (loss)	$17,562	4%	$(19,750)	(7)%	$37,312
The following is a reconciliation of operating income (loss) to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2015	2014
Operating income (loss)	$17,562	$(19,750)	$37,312
Share-based compensation	4,408	5,566	(1,158)
Depreciation and amortization	10,321	9,900	421
AOCF	$32,291	$(4,284)	$36,575
Revenues
Revenues for the year ended June 30, 2015 increased $113,163, or 38%, to $414,161 as compared to the prior year. The net increase is attributable to the following:

Increase in event-related revenues at The Garden	$42,169
Increase in event-related revenues at the Forum	32,166
Increase in revenues from New York Spring Spectacular	26,168
Increase in venue-related sponsorship and signage and suite rental fee revenues	8,535
Increase in revenues from the presentation of the Radio City Christmas Spectacular franchise	7,953
Increase in event-related revenues at The Chicago Theatre	2,674
Decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular and New York Spring Spectacular	(7,239)
Decrease in event-related revenues at The Theater at Madison Square Garden	(2,489)
Other net increases	3,226
$113,163
The increase in event-related revenues at The Garden was primarily due to additional events held at the venue, including events promoted by MSG Entertainment, as the venue was fully open during the current year versus the prior year in which The Garden was closed until late October due to the final phase of the Transformation.
The increase in event-related revenues at the Forum was primarily due to additional events held at the venue during the current year versus the prior year. The additional events were largely due to the venue being available for events during the current year whereas during the prior year the venue was closed until mid-January 2014 due to the renovation.
The increase in revenues from New York Spring Spectacular was due to the production’s first year run.
The increase in venue-related sponsorship and signage and suite rental fee revenues was primarily due to increased sponsorship and signage revenues as a result of the re-opening of the Forum and expanded inventory, as well as higher suite rental fee revenue.

The increase in revenues from the presentation of the Radio City Christmas Spectacular franchise was primarily driven by the Radio City Music Hall production of the show and an insurance recovery in the current year related to lost revenues due to Superstorm Sandy in 2012. The increase in revenues from the Radio City Music Hall production was primarily due to higher ticket-related revenue, mainly a result of higher average ticket prices and higher attendance, despite five fewer performances as compared to the prior year. During the 2014 holiday season more than one million tickets were sold to the Radio City Music Hall production, which represents a low single digit percentage increase over the prior year.
The increase in event-related revenues at The Chicago Theatre was primarily due to more events held at the venue during the current year as compared to the prior year.
The decrease in event-related revenues at Radio City Music Hall, excluding the Radio City Christmas Spectacular and New York Spring Spectacular, was primarily due to fewer events held at the venue during the current year as compared to the prior year.
The decrease in event-related revenues at The Theater at Madison Square Garden was primarily due to a change in the mix of events partially offset by additional events held at the venue during the current year as compared to the prior year.
Direct operating expenses

Direct operating expenses for the year ended June 30, 2015 increased $75,468, or 32%, to $307,765 as compared to the prior year. The net increase is attributable to the following:

Increase in event-related direct operating expenses at The Garden	$27,546
Increase in direct operating expenses associated with New York Spring Spectacular	26,363
Increase in event-related direct operating expenses at the Forum	18,390
Increase in venue operating costs	5,973
Increase in event-related direct operating expenses at The Chicago Theatre	1,589
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular and New York Spring Spectacular	(3,561)
Decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	(2,030)
Decrease in event-related direct operating expenses at The Theater at Madison Square Garden	(911)
Other net increases	2,109
$75,468
The increase in event-related direct operating expenses at The Garden was primarily due to additional events held at the venue, including events promoted by MSG Entertainment, as the venue was fully open during the current year versus the prior year in which The Garden was closed until late October due to the final phase of the Transformation.
The increase in direct operating expenses associated with New York Spring Spectacular was due to the production’s first year run in fiscal year 2015 as compared with approximately $8,800 of expenses recorded in the prior year, primarily related to marketing costs associated with last year’s planned run.
The increase in event-related direct operating expenses at the Forum was primarily due to additional events held at the venue during the current year versus the prior year. The additional events were largely due to the venue being available for events during the current year whereas during the prior year the venue was closed until mid-January 2014 due to the renovation.
The increase in venue operating costs was primarily due to the Forum being available for events during the current year whereas during the prior year the venue was closed until mid-January 2014 due to the renovation.
The increase in event-related direct operating expenses at The Chicago Theatre was primarily due to more events held at the venue during the current year as compared to the prior year.
The decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular and New York Spring Spectacular, was primarily due to fewer events held at the venue during the current year as compared to the prior year.
The decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise was primarily due to the absence of a write-off of deferred production costs of approximately $2,200 recorded during the prior year related to the planned replacement of certain elements of a scene in the Radio City Music Hall production of the show, partially offset by other cost increases.
The decrease in event-related direct operating expenses at The Theater at Madison Square Garden was primarily due to a change in the mix of events partially offset by additional events held at the venue during the current year as compared to the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2015 decreased $38 to $78,513 as compared to the prior year primarily due to lower employee compensation and related benefits and the impact of costs recorded in the prior year associated with the re-opening of the Forum and the debut of the fully transformed Madison Square Garden Arena. These decreases were largely offset by higher allocated corporate general and administrative costs.
AOCF
AOCF for the year ended June 30, 2015 increased $36,575 to $32,291 as compared to the prior year primarily attributable to an increase in revenues which were partially offset by an increase in direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses, as discussed above.
MSG Sports
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues for the Company’s MSG Sports segment.

	Years Ended June 30,				Increase (Decrease) in Operating Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$656,683	100%	$612,071	100%	$44,612
Direct operating expenses	416,446	63%	480,191	78%	63,745
Selling, general and administrative expenses	146,103	22%	133,118	22%	(12,985)
Depreciation and amortization	19,089	3%	12,225	2%	(6,864)
Operating income (loss)	$75,045	11%	$(13,463)	(2)%	$88,508
The following is a reconciliation of operating income (loss) to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2015	2014
Operating income (loss)	$75,045	$(13,463)	$88,508
Share-based compensation	3,134	4,813	(1,679)
Depreciation and amortization	19,089	12,225	6,864
AOCF	$97,268	$3,575	$93,693

Revenues
Revenues for the year ended June 30, 2015 increased $44,612, or 7%, to $656,683 as compared to the prior year. The net increase is attributable to the following:

Increase in professional sports teams’ pre/regular season ticket-related revenue	$14,945
Increase in suite rental fee revenue	9,870
Increase in broadcast rights fees from MSG Media	8,464
Increase in professional sports teams’ sponsorship and signage revenues	8,003
Increase in revenues from league distributions	5,484
Decrease in professional sports teams’ playoff related revenues	(4,914)
Other net increases, including an increase in event-related revenues from other live sporting events of $1,688	2,760
$44,612
The increase in professional sports teams’ pre/regular season ticket-related revenue was primarily due to the Knicks and Rangers playing five additional pre-season games at The Garden during the current year period and, to a lesser extent, higher average per-game revenue. The Garden was fully open during the current year versus the prior year, in which The Garden was closed until late October due to the final phase of the Transformation, which allowed the Knicks and Rangers to host a full slate of pre-season home games at The Garden this fiscal year.
The increase in suite rental fee revenue was primarily due to the absence of the prior year period off-season shutdown associated with the Transformation, contractual rate increases, and additional sales of suite products.
The increase in broadcast rights fees from MSG Media was primarily due to the overall increase in the number of events exclusively available to MSG Networks during the current year and higher fees as compared to the prior year.
The increase in professional sports teams’ sponsorship and signage revenues primarily reflects expanded inventory, increased sales of existing inventory and the impact of Transformation-related assets.
The decrease in professional sports teams’ playoff related revenues was primarily due to the Rangers playing one less home playoff game in the current year and a change in mix of games, as the team advanced to the Stanley Cup Finals in the prior fiscal year, partially offset by higher average per-game revenue in the first three playoff rounds this year versus the comparable rounds in the prior year.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2015 decreased $63,745, or 13%, to $416,446 as compared to the prior year. The net decrease is attributable to the following:

Decrease in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$(28,077)
Decrease in team personnel compensation	(21,445)
Decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	(16,235)
Decrease in professional sports teams’ playoff related expenses	(5,263)
Decrease in other team operating expenses	(2,667)
Increase in event-related expenses associated with other live sporting events	5,725
Increase in venue operating costs	3,083
Other net increases	1,134
$(63,745)

Net provisions for certain team personnel transactions (including the impact of NBA luxury tax) and for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) were as follows:

	Years Ended June 30,		Decrease
	2015	2014
Net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	$25,317	$53,394	$(28,077)
Net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	37,275	53,510	(16,235)

Team personnel transactions for the year ended June 30, 2015 reflect provisions recorded for player waivers/contract terminations and season-ending player injuries of $12,655 and $11,121, respectively, and player trades of $1,541. Team personnel transactions for the year ended June 30, 2014 reflect provisions recorded for player waivers/contract terminations and season-ending player injuries of $41,276 and $6,978, respectively, and player trades of $5,140.

The decrease in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects lower NBA luxury tax of $27,111 partially offset by higher net provisions for both NBA and NHL revenue sharing expense of $10,876. The decrease in provisions for NBA luxury tax for the year ended June 30, 2015 was primarily due to lower aggregate player salaries and a higher luxury tax threshold. Provisions for NBA luxury tax for the year ended June 30, 2015 for both the active roster and for team personnel transactions was lower by $32,920 as compared to the prior year. Higher NBA and NHL revenue sharing expense reflects higher estimated expenses for the 2014-15 season. The actual amounts for net provisions for NBA and NHL revenue sharing expense for the 2014-15 season may vary significantly from the recorded provisions based on actual operating results for each league and all teams within each league for the season and other factors.
The decrease in team personnel compensation was primarily due to lower overall player salaries, inclusive of the impact of roster changes at the Company’s sports teams, slightly offset by non-player team personnel increases.
The decrease in professional sports teams’ playoff related expenses was primarily due to one less home game and a change in mix of games as the Rangers advanced to the Stanley Cup Finals in the prior fiscal year.
The decrease in other team operating expenses was primarily due to lower professional fees and player insurance partially offset by other team operating expense increases.
The increase in event-related expenses associated with other live sporting events was primarily due to a change in the mix of events as compared to the prior year.
The increase in venue operating costs was primarily due to The Garden, including the impact of the venue being available for events during the current year whereas during the prior year the venue was closed until late October due to the final phase of the Transformation.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2015 increased $12,985, or 10%, to $146,103, as compared to the prior year. The increase was primarily due to higher allocated corporate general and administrative costs, employee compensation and related benefits, and team-related marketing costs. These increases were partially offset by other net cost decreases, including the absence of marketing costs recorded in the prior year period associated with the debut of the fully transformed Madison Square Garden Arena.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2015 increased $6,864, or 56%, to $19,089, as compared to the prior year primarily driven by accelerated depreciation in the current year related to a change in the planned use of the Company’s professional sports teams’ plane associated with a transition by the teams to a new travel program partially offset by a gain on disposal of the professional sports teams’ plane.

AOCF
AOCF for the year ended June 30, 2015 increased $93,693 to $97,268, as compared to the prior year primarily driven by a decrease in direct operating expenses and, to a lesser extent, an increase in revenues, partially offset by higher selling, general and administrative expenses, as discussed above.
Comparison of the Year Ended June 30, 2014 versus the Year Ended June 30, 2013
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.
STATEMENT OF OPERATIONS DATA

	Years Ended June 30,				Increase (Decrease) in Net Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,555,594	100%	$1,340,818	100%	$214,776

Direct operating expenses	899,383	58%	691,029	52%	(208,354)
Selling, general and administrative expenses	365,148	23%	309,568	23%	(55,580)
Depreciation and amortization	106,950	7%	89,132	7%	(17,818)
Operating income	184,113	12%	251,089	19%	(66,976)
Other income (expense):
Equity in loss of nonconsolidated affiliates	(1,323)	NM	—	NM	(1,323)
Interest expense, net	(4,898)	NM	(5,722)	NM	824
Miscellaneous income (expense)	(1,346)	NM	3,497	NM	(4,843)
Income from operations before income taxes	176,546	11%	248,864	19%	(72,318)
Income tax expense	(61,478)	(4)%	(106,482)	(8)%	45,004
Net income	$115,068	7%	$142,382	11%	$(27,314)
___________________________________
NM – Percentage is not meaningful
The comparability of the results of operations of the Company and the MSG Media and MSG Sports segments for the year ended June 30, 2014 to the prior year was impacted by the prior year’s NHL work stoppage, which delayed the start of the 2012-13 regular season by approximately three months until January 19, 2013 and led to a shortened 48 game regular season. As a result, the Rangers (as well as other NHL teams whose games are telecast on MSG Networks) played fewer regular season home and away games during fiscal year 2013 as compared to fiscal year 2014. During the year ended June 30, 2014, the Rangers played 82 regular season games, of which 41 were home games and 41 were away games, as compared to 48 regular season games in the prior year, of which 24 were home games and 24 were away games. In addition, the results for the year ended June 30, 2014 reflect the waiver of a Rangers player, which was the second and final compliance buyout allowed under the terms of the NHL CBA.

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
$55,580
The increase in other expenses was primarily due to executive management transition costs recorded during the third quarter of fiscal year 2014.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2014 increased $17,818, or 20%, to $106,950 as compared to the prior year primarily due to higher depreciation expense on property and equipment placed into service associated with the Transformation of The Garden and, to a lesser extent, assets placed in service as a result of the re-opening of the Forum.
Equity in loss of nonconsolidated affiliates
Equity in loss of nonconsolidated affiliates for the year ended June 30, 2014 reflects the Company’s share of the net loss of nonconsolidated affiliates, inclusive of amortization expense for intangible assets associated with these investments. The Company’s share of the earnings (loss) of its equity investments are recorded on a three-month lag basis.

Miscellaneous income (expense)
Miscellaneous expense for the year ended June 30, 2014 primarily includes transaction costs related to the sale of Fuse, which was completed on July 1, 2014 (see Note 4 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). Miscellaneous income for the year ended June 30, 2013 includes a pre-tax gain of approximately $3,100 from the sale of all of the Company’s holdings of Live Nation common stock (see Note 15 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).
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
Income tax expense for the year ended June 30, 2013 was $106,482. The effective tax rate of 42.8% differs from the statutory federal rate of 35% due principally to state and local income taxes, nondeductible expenses and an increase in federal income tax expense recorded in connection with the filing of the Company’s 2011 income tax returns, reflecting a lower domestic production activity deduction, offset by the tax benefit resulting from the domestic production activities deduction in fiscal year 2013.
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
$(42,748)
Other net decreases were primarily due to executive management transition costs recorded during the third quarter of fiscal year 2014.
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
The increase in advertising revenue was primarily due to higher revenues generated from the telecast of NHL games (largely due to the return to a full NHL regular season schedule) partially offset by lower Knicks-related advertising revenues (including the absence of the playoffs in fiscal year 2014) and, to a lesser extent, lower Fuse advertising revenues.
Other net decreases primarily reflect revenues recognized in fiscal year 2013 related to a short-term programming licensing agreement, which expired in April 2013 and, as expected, was not renewed.
See “— Comparison of the Year Ended June 30, 2014 versus the Year Ended June 30, 2013 — Consolidated Results of Operations” for a discussion of the NHL work stoppage during the 2012-13 season.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2014 increased $40,769, or 19%, to $259,434 as compared to the prior year primarily due to higher programming acquisition costs and other programming costs due to the return to a full NHL regular season schedule. Programming acquisition costs include rights fees from the licensing of team related programming to MSG Media from the MSG Sports segment.

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
The increase in revenues from the presentation of the Radio City Christmas Spectacular franchise was primarily due to higher attendance at the Radio City Music Hall production of the show and an increase in both average ticket price and attendance at the theatrical productions presented outside of New York. These increases were partially offset by a lower average ticket price at the Radio City Music Hall production. The Radio City Music Hall production of the show in fiscal year 2013 was negatively impacted by Superstorm Sandy. During the 2013 holiday season more than one million tickets were sold for the Radio City Music Hall production, which represents a mid-single digit percentage increase as compared to the prior year.
The increase in event-related revenues at The Chicago Theatre was primarily due to the increase in the number of events held at the venue during the year ended June 30, 2014 as compared to the prior year.

The decrease in event-related revenues at Radio City Music Hall, excluding Radio City Christmas Spectacular, was primarily driven by the impact of the venue being utilized during the majority of the third quarter of fiscal year 2014 for the load-in and rehearsals of the Company’s new large-scale theatrical production designed for Radio City Music Hall (the debut of which was postponed from its original planned date of March 27, 2014 until the Spring of 2015). To a lesser extent this decrease also reflects the net impact from the absence of Cirque du Soleil’s Zarkana which was presented at the venue during fiscal year 2013 largely offset by the impact associated with NBC's America’s Got Talent which was broadcast live from the venue during fiscal year 2014.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2014 increased $32,839, or 16%, to $232,297 as compared to the prior year. The net increase is attributable to the following:

Increase in event-related direct operating expenses at The Garden	$12,466
Increase in direct operating expenses associated with New York Spring Spectacular which was postponed until the Spring of 2015	8,568
Increase in event-related direct operating expenses at the Forum	6,679
Increase in event-related direct operating expenses at The Theater at Madison Square Garden	3,805
Increase in venue operating costs	2,100
Increase in event-related direct operating expenses at The Chicago Theatre	1,653
Decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise	(3,144)
Decrease in event-related direct operating expenses at Radio City Music Hall, excluding Radio City Christmas Spectacular	(2,096)
Other net increases	2,808
$32,839
The decrease in direct operating expenses associated with the presentation of the Radio City Christmas Spectacular franchise was primarily due to the absence of a pre-tax impairment charge of $4,982 which was recorded during fiscal year 2013 related to a theatrical production of the show presented outside of New York. This decline was partially offset by a write-off of deferred production costs of approximately $2,200 recorded during fiscal year 2014 related to the planned replacement of certain elements of a scene in the Radio City Music Hall production of the show.
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

	Years Ended June 30,				Increase (Decrease) in Operating Income
	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$612,071	100%	$470,290	100%	$141,781
Direct operating expenses	480,191	78%	332,398	71%	(147,793)
Selling, general and administrative expenses	133,118	22%	113,967	24%	(19,151)
Depreciation and amortization	12,225	2%	10,451	2%	(1,774)
Operating income (loss)	$(13,463)	(2)%	$13,474	3%	$(26,937)

The following is a reconciliation of operating income (loss) to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2014	2013
Operating income (loss)	$(13,463)	$13,474	$(26,937)
Share-based compensation	4,813	3,089	1,724
Depreciation and amortization	12,225	10,451	1,774
AOCF	$3,575	$27,014	$(23,439)

Revenues
Revenues for the year ended June 30, 2014 increased $141,781, or 30%, to $612,071 as compared to the prior year. The net increase is attributable to the following:

Increase in professional sports teams’ pre/regular season ticket-related revenue	$56,634
Increase in suite rental fee revenue	18,554
Increase in broadcast rights fees from MSG Media	13,043
Increase in event-related revenues from other live sporting events	12,566
Increase in professional sports teams’ sponsorship and signage revenues	12,519
Increase in professional sports teams’ pre/regular season food, beverage and merchandise sales	10,306
Increase in revenues from league distributions	9,182
Increase in professional sports teams’ playoff related revenues	7,254
Other net increases	1,723
$141,781
The increase in professional sports teams’ pre/regular season ticket-related revenue was primarily driven by the return to a full Rangers regular season schedule as well as higher average per-game revenue for all of the Company’s professional sports teams, inclusive of the impact of the return to pre-Transformation seating capacity.
The increase in suite rental fee revenue was primarily due to the impact of new suite products which were unavailable for portions of fiscal year 2013 and, to a lesser extent, the return to a full Rangers regular season schedule partially offset by the planned reduction in certain suite products due to the Transformation and the impact of the off-season shutdowns.
The increase in broadcast rights fees from MSG Media was primarily due to the return to a full Rangers regular season schedule.
The increase in event-related revenues from other live sporting events was primarily due to a change in the mix of events, as well as more events during the year ended June 30, 2014 as compared to the prior year.
The increase in professional sports teams’ sponsorship and signage revenues primarily reflects expanded inventory and new sponsor relationships as a result of the Transformation and the return to a full Rangers regular season schedule.
The increase in professional sports teams’ pre/regular season food, beverage and merchandise sales was primarily due to the return to a full Rangers regular season schedule.
The increase in revenues from league distributions was primarily due to the return to a full NHL regular season schedule and, to a lesser extent, other league related increases.
The increase in professional sports teams’ playoff related revenues was primarily due to seven additional Rangers home games, as the team advanced to the Stanley Cup Finals in fiscal year 2014 partially offset by the impact of the Knicks not making the playoffs in fiscal year 2014 versus playing six home games in fiscal year 2013.
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

Direct operating expenses
Direct operating expenses for the year ended June 30, 2014 increased $147,793, or 44%, to $480,191 as compared to the prior year. The net increase is attributable to the following:

Increase in team personnel compensation	$43,065
Increase in net provisions for certain team personnel transactions (including the impact of NBA luxury tax)	34,953
Increase in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs)	32,672
Increase in other team operating expenses	23,676
Increase in event-related expenses associated with other live sporting events	5,914
Increase in professional sports teams’ pre/regular season expense associated with food, beverage and merchandise sales	4,895
Decrease in professional sports teams’ playoff related expenses	(1,250)
Other net increases	3,868
$147,793
The increase in team personnel compensation was primarily due to the return to a full Rangers regular season schedule and overall salary increases, inclusive of the impact of roster changes at the Company’s sports teams.
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
The increase in net provisions for NBA luxury tax (excluding the impact of team personnel transactions) and NBA and NHL revenue sharing expense (excluding playoffs) reflects higher NBA luxury tax of $22,147 and higher net provisions for both NBA and NHL revenue sharing expense of $10,525. The increase in provisions for NBA luxury tax for the year ended June 30, 2014 was primarily due to the change in the luxury tax rate structure beginning with the 2013-14 season and, to a lesser extent, higher aggregate player salaries. The increase in net provisions for NBA and NHL revenue sharing expense (excluding playoffs) was primarily attributable to higher estimated NBA revenue sharing expense for the 2013-2014 season and, to a lesser extent, higher estimated NHL revenue sharing expense due to the return to a full Rangers regular season schedule which was partially offset by the impact of final assessments of prior seasons’ revenue sharing expense recorded in fiscal year 2014.
The increase in other team operating expenses was primarily due to higher professional fees, the return to a full Rangers regular season schedule and, to a lesser extent, the absence of a league expense recoupment which was recorded during fiscal year 2013.
The decrease in professional sports teams’ playoff related expenses was primarily due to the impact of the Knicks not making the playoffs in fiscal year 2014 versus playing six home games in fiscal year 2013 largely offset by the impact of seven additional Rangers home games in fiscal year 2014 as compared to the prior year.
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
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from the operations of our businesses and available borrowing capacity under our $500,000 credit agreement with a syndicate of lenders, providing for a senior secured revolving credit facility (see “Financing Agreements — Revolving Credit Facility” below). Our principal uses of cash include working capital-related items, capital spending, taxes, and investments and related loans that we may fund from time to time and repurchase of shares of Class A Common Stock. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including approximately $219,000 in unrestricted cash and cash equivalents as of June 30, 2015, along with available borrowing capacity under our revolving credit facility combined with operating cash flows to fund our business operations, pursue new opportunities and repurchase shares of our Class A Common Stock.
We regularly assess capital and credit markets activity and conditions against our ability to meet our net funding and investing requirements over the next twelve months and we believe that the combination of cash and cash equivalents on hand, cash generated from operating activities and borrowing availability under the Company’s revolving credit facility should provide us with sufficient liquidity to fund such requirements. However, U.S. and global economic conditions may lead to lower demand for our offerings, such as lower levels of attendance at events we host or for advertising. The consequences of such conditions could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
See “Introduction — Impact of Potential Spinco Distribution.”
On October 27, 2014, the Company’s board of directors authorized the repurchase of up to $500,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. Since the authorization of the repurchase program through June 30, 2015, the Company has repurchased 1,823 shares, which are determined based on the settlement date of such trades, for a total cost of $140,717, including commissions and fees. These acquired shares have been classified as treasury stock in the Company’s consolidated balance sheet. As of June 30, 2015, the Company had $359,319 of availability remaining under its stock repurchase authorization.
Financing Agreements
Revolving Credit Facility
On May 6, 2014, MSG Holdings, L.P. (“MSG L.P.”) and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $500,000 with a term of five years (the “Revolving Credit Facility”). Subject to the satisfaction of certain conditions and limitations, the Revolving Credit Facility allows for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans. Borrowings under the Revolving Credit Facility, which proceeds are available for working capital, capital expenditures and for general corporate purposes, bear interest at a floating rate which, at the option of MSG L.P., may be either 2.25% over the applicable period LIBOR rate, or 1.25% plus the higher of: (i) the U.S. Federal Funds Rate plus 0.50%; (ii) the U.S. Prime Rate; or (iii) the one-month LIBOR rate plus 1.00%. Accordingly, we will be subject to interest rate risk with respect to any borrowings we may make under that facility. In appropriate circumstances, we may seek to reduce this exposure through the use of interest rate swaps or similar instruments. Upon a payment default in respect of principal, interest or other amounts due and payable under the Revolving Credit Facility or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. MSG L.P. is also required to pay a commitment fee of 0.40% in respect of the average daily unused commitments thereunder and pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Revolving Credit Facility.

The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00 subject to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Company. As of June 30, 2015, MSG L.P. was in compliance with the financial covenants in the Revolving Credit Facility. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of June 30, 2015, there was $7,460 in letters of credit issued and outstanding under the Revolving Credit Facility with available borrowing capacity of $492,540.
All obligations under the Revolving Credit Facility are guaranteed by MSG L.P.’s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries in accordance with the facility (the “Guarantors”). All obligations under the Revolving Credit Facility, including the guarantees of those obligations, are secured by certain of the assets of MSG L.P. and each Guarantor, (collectively, “Collateral”) including, but not limited to, a pledge of the equity interests held directly or indirectly by MSG L.P. in each Guarantor. The Collateral, however, does not include, among other things, our sports franchises or other assets of any of MSG L.P.’s teams, including of the Knicks and Rangers, or any interests in real property of MSG L.P. or the Guarantors, including the Madison Square Garden Complex (which includes both The Garden and The Theater at Madison Square Garden), the Forum, the leasehold interest in Radio City Music Hall and MSG L.P.’s real property interest in other venues. Subject to customary notice and minimum amount conditions, MSG L.P. may voluntarily prepay outstanding loans under the Revolving Credit Facility at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to LIBOR loans). With certain exceptions, MSG L.P. is required to make mandatory prepayments on loans outstanding, in certain circumstances, including without limitation from the net cash proceeds of certain sales of assets (including Collateral) or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights), and the incurrence of certain indebtedness.
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
Revolving Credit Facilities with Nonconsolidated Affiliates
In connection with the Company’s investment in Azoff-MSG, the Company provides a $100,000 revolving credit facility to the entity, of which $75,000 had been drawn as of June 30, 2015.
In connection with the Company’s investment in Tribeca Enterprises, the Company provides a $6,000 revolving credit facility to the entity, of which $4,000 had been drawn as of June 30, 2015.
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the year ended June 30, 2015 decreased by $188,022 to $154,533 as compared to the prior year largely driven by higher income taxes paid, including income taxes related to the sale of Fuse (the cash proceeds of the sale are included in investing activities), higher NBA luxury tax payments, and payments for certain other accrued items, some due to timing, as well as a change in deferred revenue. While net income increased by $139,633 as compared to the prior year, this change includes the current year gain on the sale of Fuse and the impact of other non-cash items, including an increase in the equity in loss of nonconsolidated affiliates of $39,267 and higher depreciation and amortization of $14,172.
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
Investing Activities

Net cash provided by investing activities for the year ended June 30, 2015 increased by $636,555 to $120,157 as compared to the prior year. The primary drivers of this increase are (i) lower capital expenditures for the year ended June 30, 2015 as compared to the prior year primarily due to the completion of the Transformation and the renovation of the Forum partially offset by an increase in other capital expenditures, (ii) proceeds received during the year ended June 30, 2015 from the sale of Fuse, and (iii) the Company’s prior year acquisitions of its interest in Azoff-MSG, BBLV, and Tribeca Enterprises.
Net cash used in investing activities for the year ended June 30, 2014 increased by $331,037 to $516,398 as compared to the prior year. This increase is primarily due to $226,510 of cash used during the current year for the Company’s investments in and loans to its nonconsolidated affiliates, Azoff-MSG, BBLV and Tribeca Enterprises. In addition, capital expenditures for the year ended June 30, 2014 increased by $76,892 as compared to the prior year primarily due to the renovation of the Forum during the current year partially offset by lower capital expenditures associated with the Transformation. Investing activities during the prior year included proceeds of $44,136 from the sale of all of the Company's holdings of Live Nation common stock. These contributors to the higher net cash used in investing activities during the current year were partially offset by an $18,000 loan provided to the Company (which we expect to be forgiven based on our satisfaction of certain conditions) during the year ended June 30, 2014 from the City of Inglewood in connection with the Company’s renovation of the Forum.
Financing Activities

Net cash used in financing activities for the year ended June 30, 2015 increased by $136,437 to $148,256 as compared to the prior year primarily due to the current year period repurchases of the Company’s Class A Common Stock. This increase was partially offset by lower cash used for deferred financing costs during the year ended June 30, 2015 as compared to the prior year.
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

Contractual Obligations and Off Balance Sheet Arrangements

Future cash payments required under contracts entered into by the Company in the normal course of business and outstanding letters of credit as of June 30, 2015 are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements:
Contractual obligations (a)	$1,241,847	$201,861	$336,773	$222,401	$480,812
Operating lease obligations (b)	348,399	40,736	79,181	74,827	153,655
Letters of credit (c)	7,460	7,460	—	—	—
	1,597,706	250,057	415,954	297,228	634,467
Contractual obligations reflected on the balance sheet (d)	82,431	42,116	9,804	9,366	21,145
Total	$1,680,137	$292,173	$425,758	$306,594	$655,612
___________________________________

(a)
Contractual obligations not reflected on the balance sheet consist primarily of (i) the MSG Media segment's obligations related to professional team rights, which were acquired under license agreements, to telecast certain live sporting events, (ii) the MSG Sports segment's obligations under employment agreements that the Company has with its professional sports teams' personnel that are generally guaranteed regardless of employee injury or termination and (iii) minimum purchase requirements incurred in the normal course of the Company's operations.

(b)
Operating lease obligations primarily represent future minimum rental payments on various long-term, noncancelable leases for office space and lease commitments for Radio City Music Hall and the Beacon Theatre.

(c)	Consists of letters of credit obtained by the Company under the Revolving Credit Facility as collateral for certain insurance policies and for a lease agreement.

(d)	Consists principally of amounts earned under employment agreements that the Company has with certain of its professional sports teams' personnel in the MSG Sports segment.

See “Financing Agreements — Revolving Credit Facilities with Nonconsolidated Affiliates” above for discussion of the revolving credit facilities provided by the Company to Azoff-MSG and Tribeca Enterprises.
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
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. Early adoption is permitted and the Company can early adopt ASU No. 2014-09 beginning in the first quarter of fiscal year 2018. If the Company does not apply the early adoption provision, ASU No. 2014-09 will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the cost as the services are received. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption is permitted. This standard may be adopted retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
The Company allocates revenue to each deliverable within the arrangement based on its relative selling price. For many deliverables in an arrangement, such as event tickets and certain advertising benefits, the Company has vendor specific objective evidence (“VSOE”) of selling price as it typically sells the same or similar deliverables regularly on a stand-alone basis. Absent VSOE, the Company considers whether third party evidence (“TPE”) is available; however, in most instances TPE is not available. The Company's process for determining its estimated selling prices for deliverables without VSOE or TPE involves management's judgment and considers multiple factors including company specific and market specific factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing a best estimate of selling price for deliverables include, but are not limited to, prices charged for similar deliverables, the Company's ongoing pricing strategy and policies, and consideration of pricing of similar deliverables sold in other multiple-deliverable agreements.

Impairment of Long-Lived and Indefinite-Lived Assets
The Company's long-lived and indefinite-lived assets accounted for approximately 71% of the Company's consolidated total assets as of June 30, 2015 and consist of the following:

Goodwill	$701,674
Indefinite-lived intangible assets	166,850
Amortizable intangible assets, net	69,907
Property and equipment, net	1,208,219
$2,146,650
In assessing the recoverability of the Company's long-lived and indefinite-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve significant uncertainties and judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges related to its long-lived and/or indefinite-lived assets.
Goodwill
The Company's three reporting units for evaluating goodwill impairment are the same as its reportable segments. The goodwill balance reported on the Company's balance sheet as of June 30, 2015 by reportable segment is as follows:

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
During the first quarter of fiscal year 2015, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments. Based on these impairment tests, the Company's reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit). The Company believes that if the fair value of a reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
Identifiable Indefinite-Lived Intangible Assets
The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of June 30, 2015 by reportable segment:

Sports franchises (MSG Sports segment)	$101,429
Trademarks (MSG Entertainment segment)	62,421
Photographic related rights (MSG Sports segment)	3,000
$166,850

Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis if the Company (1) determines that such an impairment is more likely than not to exist, or (2) forgoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For all periods presented, the Company elected to perform a qualitative assessment of impairment for the indefinite-lived intangible assets in MSG Sports segment and the majority of the trademarks in MSG Entertainment segment. These assessments considered the events and circumstances that could affect the significant inputs used to determine the fair value of the intangible asset. Examples of such events and circumstances include:

•	Cost factors;

•	Financial performance;

•	Legal, regulatory, contractual, business or other factors;

•	Other relevant company-specific factors such as changes in management, strategy or customers;

•	Industry and market considerations; and

•	Macroeconomic conditions.

For all periods presented, the Company performed the quantitative assessment of impairment for a certain trademark reported in the MSG Entertainment segment. The Company applied the relief from royalty method to determine the fair value of this intangible asset.

During the first quarter of fiscal year 2015, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there was no impairment identified. Based on these impairment tests, the Company's indefinite-lived intangible assets had sufficient safety margins, representing the excess of each identifiable indefinite-lived intangible asset's estimated fair value over its respective carrying value. The Company believes that if the fair value of an indefinite-lived intangible asset exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.

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
The estimated useful lives and net carrying values of the Company's intangible assets subject to amortization as of June 30, 2015 are as follows:

	Net Carrying Value	Estimated Useful Lives
Affiliate relationships	$47,583	24 years
Season ticket holder relationships	19,205	12 to 15 years
Suite holder relationships	1,055	11 years
Other intangibles	2,064	15 years
	$69,907
The useful lives for the affiliate relationships, season ticket holder relationships and suite holder relationships were determined based upon an estimate for renewals of existing agreements the Company had in place with its major customers in April 2005 (the time that purchase accounting was applied). The Company has renewed its major affiliation agreements and maintained customer relationships in the past and believes it will be able to renew its major affiliation agreements and maintain those customer relationships in the future. Furthermore, the Company has been successful in maintaining its relationships with its season ticket holders and suite holders in the past and believes it will be able to renew a significant portion of its season ticket and suite holder relationships and maintain those relationships in the future. However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a material negative effect on our business. In light of these facts and circumstances, the Company has determined that its estimated useful lives are appropriate.
There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In certain of these circumstances, the affiliate may continue to carry the service(s) until execution of definitive renewal or replacement agreements (or until we or the affiliate determine that carriage should cease). See “Part I — Item 1A. Risk Factors — Risks Relating to Our Media Business — The Success of Our Media Business Depends on Affiliation Fees We Receive Under our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations”.
If an affiliate ceases to carry the service on an other than temporary basis, the Company records an impairment charge for the then remaining carrying value of the affiliate relationship intangible asset associated with that affiliate. If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above for the asset or asset group containing that intangible asset. The Company also would evaluate whether the remaining useful life of the affiliate relationship remained appropriate. Based on the carrying value of the affiliate relationships recorded as of June 30, 2015, if the estimated life of these affiliate relationships were shortened by 10%, the effect on amortization for the year ended June 30, 2015 would be an increase of approximately $384.
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

Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. We use the Towers Watson U.S. Rate Link: 40-90 discount rate model (which is developed by examining the yields on selected highly rated corporate bonds) to discount these benefit payments on a plan by plan basis, to select a rate at which we believe each plan's benefits could be effectively settled. Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year's net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2015 for the Company's pension plans and postretirement plan were 4.47% and 4.15%, respectively. A 25 basis point decrease in these assumed discount rates would increase the projected benefit obligations for the Company's pension plans and postretirement plan at June 30, 2015 by $7,070 and $230, respectively. The weighted-average discount rates used to determine net periodic benefit cost for the year ended June 30, 2015 for the Company's pension plans and postretirement plan were 4.32% and 4.00%, respectively. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company's pension plans by $630 and decrease net periodic benefit cost for the postretirement plan by $5 for the year ended June 30, 2015.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans' asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The expected long-term rate of return on plan assets for the Company's funded pension plans was 4.24% for the year ended June 30, 2015. Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company's funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company's funding requirements related to these plans, as well as negatively affect the Company's operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $286 for the year ended June 30, 2015.
Another important assumption for our postretirement plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company's claims experience and the results of recent healthcare trend surveys.
Assumptions for healthcare cost trend rates used to determine the benefit obligation and net periodic benefit cost for our postretirement plan as of and for the year ended June 30, 2015 are as follows:

	Net Periodic Benefit Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2021
A one percentage point change in assumed healthcare cost trend rates would have the following effects on the benefit obligation for our postretirement plan and net periodic postretirement benefit cost as of and for the year ended June 30, 2015:

	Increase (Decrease) on Total of Service and Interest Cost Components	Increase (Decrease) on Benefit Obligation
One percentage point increase	$67	$984
One percentage point decrease	(58)	(856)
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
Impact of Potential Spinco Distribution
In connection with the proposed Spinco Distribution, we expect to enter into a debt facility pursuant to which we expect to raise approximately $1.55 billion of debt. We expect to contribute approximately $1.45 billion of the proceeds to MSG Spinco.
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
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer concluded that as of June 30, 2015 the Company's disclosure controls and procedures were effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2015.
The effectiveness of our internal control over financial reporting as of June 30, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2015 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2015 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2015 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2015 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2015 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F-1

2.	Financial statement schedule:

Schedule supporting consolidated financial statements:
Schedule II — Valuation and Qualifying Accounts	85
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	The Index to Exhibits is on page	88

THE MADISON SQUARE GARDEN COMPANY
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	(Additions) Deductions Charged to Costs and Expenses	(Additions) Deductions Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
Year Ended June 30, 2015 Allowance for doubtful accounts	$(683)	$(495)	$(721)	$245	$(1,654)
Year Ended June 30, 2014 Allowance for doubtful accounts	$(1,729)	$(21)	$—	$1,067	$(683)
Year Ended June 30, 2013 Allowance for doubtful accounts	$(2,434)	$228	$—	$477	$(1,729)
_____________________________
(a) Reflects an adjustment to deferred revenue.
(b) Primarily reflects write-offs of uncollectible amounts.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of August, 2015.

The Madison Square Garden Company

By:	/s/ DONNA COLEMAN
	Name:	Donna Coleman
	Title:	Interim Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David O'Connor and Donna Coleman, and each of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person's name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ DAVID O'CONNOR	President & Chief Executive Officer (Principal Executive Officer)	August 20, 2015
David O'Connor
/s/ DONNA COLEMAN	Interim Chief Financial Officer (Principal Financial Officer)	August 20, 2015
Donna Coleman
/s/ JOSEPH F. YOSPE	Senior Vice President, Controller and Principal Accounting Officer	August 20, 2015
Joseph F. Yospe
/s/ JAMES L. DOLAN	Executive Chairman (Director)	August 20, 2015
James L. Dolan
/s/ CHARLES F. DOLAN	Director	August 20, 2015
Charles F. Dolan
/s/ CHARLES P. DOLAN	Director	August 20, 2015
Charles P. Dolan
/s/ KRISTIN A. DOLAN	Director	August 20, 2015
Kristin A. Dolan
/s/ THOMAS C. DOLAN	Director	August 20, 2015
Thomas C. Dolan

Name	Title	Date
/s/ BRIAN G. SWEENEY	Director	August 20, 2015
Brian G. Sweeney
/s/ WILT HILDENBRAND	Director	August 20, 2015
Wilt Hildenbrand
/s/ RICHARD D. PARSONS	Director	August 20, 2015
Richard D. Parsons
/s/ NELSON PELTZ	Director	August 20, 2015
Nelson Peltz
/s/ ALAN D. SCHWARTZ	Director	August 20, 2015
Alan D. Schwartz
/s/ SCOTT M. SPERLING	Director	August 20, 2015
Scott M. Sperling
/s/ JOHN L. SYKES	Director	August 20, 2015
John L. Sykes
/s/ VINCENT TESE	Director	August 20, 2015
Vincent Tese

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
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

10.2
Employee Matters Agreement between Cablevision Systems Corporation and Madison Square Garden, Inc., dated January 12, 2010 (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).

10.3	Madison Square Garden, Inc. 2010 Employee Stock Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†
10.4	Madison Square Garden, Inc. 2010 Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†
10.5
Madison Square Garden, Inc. 2010 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the Quarter Ended March 31, 2010 filed on May 7, 2010).†

10.6
Lease Agreement, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, dated December 4, 1997 (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company's Registration Statement on Form 10 filed on November 4, 2009).+

10.7
First Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company's Registration Statement on Form 10 filed on November 4, 2009).

EXHIBIT NO.	DESCRIPTION
10.8
Second Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated November 6, 2002 (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company's Registration Statement on Form 10 filed on November 4, 2009).+

10.9
Third Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Landmark Properties, LLC and Radio City Productions LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed on October 19, 2009).+

10.10
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

10.12
First Amendment to Restated Guaranty dated as of March 22, 2010 by and among RCPI Landmark Properties, LLC and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010).+

10.13
Second Amendment to Restated Guaranty dated as of January 24, 2011 by and among RCPI Landmark Properties, LLC and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended December 31, 2010 filed on March 4, 2011).

10.14
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

10.16	Form of Madison Square Garden, Inc. Rights Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†
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

10.20
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

EXHIBIT NO.	DESCRIPTION
10.22
Letter Agreement dated February 28, 2014 between The Madison Square Garden Company and Hank J. Ratner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2014).†

10.23
Employment Agreement dated August 21, 2012 between The Madison Square Garden Company and Robert M. Pollichino (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended June 30, 2012 filed on August 24, 2012).†

10.24
Retirement Agreement dated as of January 6, 2014 between The Madison Square Garden Company and Robert M. Pollichino (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2014).†

10.25
Consulting Agreement dated as of January 6, 2014 between The Madison Square Garden Company and Robert M. Pollichino (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 6, 2014).†

10.26
Employment Agreement dated June 19, 2015 between The Madison Square Garden Company and Lawrence J. Burian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 19, 2015).†

10.27
Time Sharing Agreement between Dolan Family Office LLC and Madison Square Garden, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to the Company's Registration Statement on Form 10 filed on December 24, 2009).

10.28
Employment Agreement dated March 4, 2014 between The Madison Square Garden Company and Tad Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 6, 2014).†

10.29
Employment Agreement dated August 21, 2012 between The Madison Square Garden Company and Joseph F. Yospe (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended June 30, 2012 filed on August 24, 2012).†

10.30
Employment Agreement dated August 5, 2014 between The Madison Square Garden Company and Sean R. Creamer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 5, 2014).†

10.31
Employment Agreement dated April 30, 2015 between The Madison Square Garden Company and Donna Coleman (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2015 filed on May 1, 2015).†

10.32
Employment Agreement dated June 29, 2015 between The Madison Square Garden Company and David O'Connor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 30, 2015).†

10.33
Separation Agreement dated April 30, 2015 between The Madison Square Garden Company and Sean R. Creamer (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2015 filed on May 1, 2015).†

10.34
Credit Agreement dated as of May 6, 2014, by and among MSG Holdings, L.P., certain subsidiaries of MSG Holdings, L.P., JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2014).

EXHIBIT NO.	DESCRIPTION
10.35
Security Agreement dated as of May 6, 2014, by and among MSG Holdings, L.P., certain subsidiaries of MSG Holdings, L.P., other guarantors referred to therein and JP Morgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 6, 2014).

10.36	Form of Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 2012 filed on February 6, 2013).†
10.37	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended June 30, 2013 filed on August 21, 2013).†
10.38	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended June 30, 2013 filed on August 21, 2013).†
10.39	Form of Restricted Shares Agreement (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2009 filed on April 23, 2010).†
10.40
The Madison Square Garden Company Policy Concerning Certain Matters Relating to AMC Networks Inc. including Responsibilities of Overlapping Directors and Officers (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended June 30, 2012 filed on August 24, 2012).

10.41
Summary of Office Space Arrangement between MSG Holdings, L.P. and the Knickerbocker Group LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2013 filed on May 3, 2013).

10.42
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

10.43	Purchase Agreement dated, April 3, 2014, between MSG Holdings, L.P. and SiTV Media, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on April 4, 2014).
10.44
Form of Indemnification Agreement between The Madison Square Garden Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2015). †

21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	This exhibit is a management contract or a compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Madison Square Garden Company:
We have audited the accompanying consolidated balance sheets of The Madison Square Garden Company as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended June 30, 2015. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule (as listed in the index to Item 15). We also have audited The Madison Square Garden Company's internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Madison Square Garden Company's management is responsible for these consolidated financial statements, the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Madison Square Garden Company as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, The Madison Square Garden Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
/s/ KPMG LLP
New York, New York
August 20, 2015

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$218,685	$92,251
Restricted cash	21,593	9,823
Accounts receivable, net	136,743	135,369
Net related party receivables	27,100	25,156
Prepaid expenses	69,922	37,108
Other current assets	24,310	23,216
Assets held for sale	—	77,056
Total current assets	498,353	399,979
Investments in and loans to nonconsolidated affiliates	249,394	225,632
Property and equipment, net	1,208,219	1,252,467
Amortizable intangible assets, net	69,907	80,306
Indefinite-lived intangible assets	166,850	163,850
Goodwill	701,674	701,674
Other assets	125,432	102,053
Total assets	$3,019,829	$2,925,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,308	$16,710
Net related party payables	939	283
Income taxes payable	—	13,418
Accrued liabilities:
Employee related costs	99,734	102,097
Other accrued liabilities	127,826	159,585
Deferred revenue	328,727	300,937
Liabilities held for sale	—	11,171
Total current liabilities	574,534	604,201
Defined benefit and other postretirement obligations	85,216	75,728
Other employee related costs	57,005	61,284
Other liabilities	55,890	59,970
Deferred tax liability	523,662	520,334
Total liabilities	1,296,307	1,321,517
Commitments and contingencies (see Notes 11, 12 and 13)
Stockholders' Equity:
Class A Common stock, par value $0.01, 360,000 shares authorized; 62,207 and 63,606 shares outstanding as of June 30, 2015 and 2014, respectively	643	639
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of June 30, 2015 and 2014	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,084,002	1,081,055
Treasury stock, at cost, 2,052 and 317 shares as of June 30, 2015 and 2014, respectively	(143,250)	(7,537)
Retained earnings	807,563	552,862
Accumulated other comprehensive loss	(25,572)	(22,711)
Total stockholders' equity	1,723,522	1,604,444
Total liabilities and stockholders' equity	$3,019,829	$2,925,961

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2015	2014	2013
Revenues (including related party revenues of $176,388, $183,527 and $169,706, respectively)	$1,621,562	$1,555,594	$1,340,818

Direct operating expenses (including related party expenses of $9,450, $13,817 and $12,870, respectively)	861,406	899,383	691,029
Selling, general and administrative expenses (including related party expenses of $11,748, $15,587 and $13,700, respectively)	338,229	365,148	309,568
Depreciation and amortization	121,122	106,950	89,132
Gain on sale of Fuse (see Note 4)	(186,178)	—	—
Operating income	486,983	184,113	251,089
Other income (expense):
Equity in loss of nonconsolidated affiliates	(40,590)	(1,323)	—
Interest income (including interest income from nonconsolidated affiliates of $1,886 and $589 for the years ended June 30, 2015 and 2014, respectively)	3,954	2,508	2,195
Interest expense	(6,507)	(7,406)	(7,917)
Miscellaneous income (expense) (including related party income of $2,609 for the year ended June 30, 2015)	2,798	(1,346)	3,497
	(40,345)	(7,567)	(2,225)
Income from operations before income taxes	446,638	176,546	248,864
Income tax expense	(191,937)	(61,478)	(106,482)
Net income	$254,701	$115,068	$142,382
Basic earnings per common share	$3.30	$1.49	$1.87
Diluted earnings per common share	$3.28	$1.47	$1.83
Weighted-average number of common shares outstanding:
Basic	77,138	77,142	76,268
Diluted	77,687	78,167	77,940

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2015		2014		2013
Net income		$254,701		$115,068		$142,382
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized gains (losses) arising during the period	$(7,174)		$(12,574)		$6,744
Amortization of net actuarial loss included in net periodic benefit cost	2,258		1,426		2,100
Amortization of net prior service credit included in net periodic benefit cost	(112)	$(5,028)	(126)	$(11,274)	(139)	$8,705
Net changes related to available-for-sale securities		—		—		5,087
Other comprehensive income (loss), before income taxes		(5,028)		(11,274)		13,792
Income tax benefit (expense) related to items of other comprehensive income (loss)		2,167		4,782		(5,849)
Other comprehensive income (loss)		(2,861)		(6,492)		7,943
Comprehensive income		$251,840		$108,576		$150,325

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2015	2014	2013
Cash flows from operating activities:
Net income	$254,701	$115,068	$142,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,122	106,950	89,132
Impairment of deferred costs	—	—	4,982
Amortization of deferred financing costs	1,602	2,519	2,180
Share-based compensation expense related to equity classified awards	15,021	21,750	15,296
Excess tax benefit on share-based awards	(10,109)	(6,659)	(8,317)
Gain on sale of Fuse, before income taxes	(186,178)	—	—
Gain on sale of investment	—	—	(3,130)
Change in deferred income taxes related to the sale of Fuse	6,799	—	—
Equity in loss of nonconsolidated affiliates	40,590	1,323	—
Provision for doubtful accounts	495	21	(228)
Change in assets and liabilities:
Accounts receivable, net	(1,869)	(11,469)	(18,935)
Net related party receivables	(1,971)	(7,182)	8,712
Prepaid expenses and other assets	(43,546)	(6,624)	(14,204)
Accounts payable	(955)	704	(14,743)
Net related party payables	656	184	(79)
Prepaid / payable for income taxes	(30,139)	(29,069)	18,023
Accrued and other liabilities	(38,172)	106,515	11,541
Deferred revenue	27,790	64,092	24,920
Deferred income taxes, excluding the impact of the change in deferred income taxes related to the sale of Fuse	(1,304)	(15,568)	5,523
Net cash provided by operating activities	154,533	342,555	263,055
Cash flows from investing activities:
Capital expenditures	(69,353)	(306,389)	(229,497)
Proceeds from sale of property and equipment	4,341	—	—
Proceeds from sale of Fuse, net of transaction costs (see Note 4)	228,063	—	—
Proceeds from sale of investment (see Note 15)	—	—	44,136
Proceeds from renovation loan (see Note 9)	—	18,000	—
Payments for acquisition of assets	(3,000)	(1,499)	—
Investments in and loans to nonconsolidated affiliates	(39,894)	(226,510)	—
Net cash provided by (used in) investing activities	120,157	(516,398)	(185,361)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(257)	(272)
Payments for financing costs	(84)	(6,718)	—
Proceeds from stock option exercises	518	863	6,822
Repurchases of common stock	(140,717)	—	—
Taxes paid in lieu of shares issued for equity-based compensation	(18,082)	(12,366)	(21,148)
Excess tax benefit on share-based awards	10,109	6,659	8,317
Net cash used in financing activities	(148,256)	(11,819)	(6,281)
Net increase (decrease) in cash and cash equivalents	126,434	(185,662)	71,413
Cash and cash equivalents at beginning of period	92,251	277,913	206,500
Cash and cash equivalents at end of period	$218,685	$92,251	$277,913
Supplemental Data:
Income taxes paid, net	$217,316	$105,997	$82,444
Interest paid for capital lease obligations	—	205	281
Non-cash investing activities:
Capital expenditures incurred but not yet paid	10,073	14,540	54,837
Interest in Fuse Media, LLC received from sale of Fuse (see Note 4)	24,000	—	—
Asset retirement obligations	—	(5,027)	6,700
Other non-cash additions to property and equipment	—	—	978
Acquisition of assets not yet paid	—	3,715	—
See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2012	$764	$1,070,046	$(22,047)	$295,412	$(24,162)	$1,320,013
Net income	—	—	—	142,382	—	142,382
Other comprehensive income	—	—	—	—	7,943	7,943
Comprehensive income						150,325
Exercise of stock options	11	6,799	12	—	—	6,822
Share-based compensation	—	15,296	—	—	—	15,296
Tax withholding associated with shares issued for equity-based compensation	—	(21,148)	—	—	—	(21,148)
Shares issued upon distribution of Restricted Stock Units	—	(7,856)	7,856	—	—	—
Excess tax benefit on share-based awards, net	—	7,627	—	—	—	7,627
Balance as of June 30, 2013	$775	$1,070,764	$(14,179)	$437,794	$(16,219)	$1,478,935
Net income	—	—	—	115,068	—	115,068
Other comprehensive loss	—	—	—	—	(6,492)	(6,492)
Comprehensive income						108,576
Exercise of stock options	—	(89)	979	—	—	890
Share-based compensation	—	21,750	—	—	—	21,750
Tax withholding associated with shares issued for equity-based compensation	—	(12,366)	—	—	—	(12,366)
Shares issued upon distribution of Restricted Stock Units	—	(5,663)	5,663	—	—	—
Excess tax benefit on share-based awards	—	6,659	—	—	—	6,659
Balance as of June 30, 2014	$775	$1,081,055	$(7,537)	$552,862	$(22,711)	$1,604,444
Net income	—	—	—	254,701	—	254,701
Other comprehensive loss	—	—	—	—	(2,861)	(2,861)
Comprehensive income						251,840
Exercise of stock options	1	(648)	1,138	—	—	491
Share-based compensation	—	15,437	—	—	—	15,437
Tax withholding associated with shares issued for equity-based compensation	—	(18,082)	—	—	—	(18,082)
Shares issued upon distribution of Restricted Stock Units	3	(3,869)	3,866	—	—	—
Repurchases of common stock	—	—	(140,717)	—	—	(140,717)
Excess tax benefit on share-based awards	—	10,109	—	—	—	10,109
Balance as of June 30, 2015	$779	$1,084,002	$(143,250)	$807,563	$(25,572)	$1,723,522

See accompanying notes to consolidated financial statements.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
The Madison Square Garden Company (together with its subsidiaries, the “Company” or “Madison Square Garden”) is comprised of three reportable segments: MSG Media, MSG Entertainment, and MSG Sports. MSG Media produces, develops and acquires content for multiple distribution platforms, including content originating from the Company's venues, and is comprised of the Company's regional sports and entertainment networks, MSG Network and MSG+, collectively the “MSG Networks.” MSG Entertainment presents or hosts live entertainment events, such as concerts, family shows, performing arts and special events, in the Company's diverse collection of venues. MSG Entertainment also creates, produces and/or presents live productions, including the Radio City Christmas Spectacular and New York Spring Spectacular, both featuring the Radio City Rockettes (the “Rockettes”), that are performed in the Company's venues. MSG Sports owns and operates the following professional sports franchises: the New York Knicks (the “Knicks”) of the National Basketball Association (the “NBA”), the New York Rangers (the “Rangers”) of the National Hockey League (the “NHL”), the New York Liberty (the “Liberty”) of the Women's National Basketball Association (the “WNBA”), the Hartford Wolf Pack of the American Hockey League (the “AHL”), which is the primary player development team for the Rangers, and the Westchester Knicks, an NBA Development League (the “NBADL”) team. MSG Sports also promotes, produces and/or presents a broad array of other live sporting events outside of its teams’ events.
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
The Company was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On February 9, 2010, Cablevision distributed all of the outstanding common stock of The Madison Square Garden Company to Cablevision shareholders (the “MSG Distribution”) and the Company thereafter acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in MSG Holdings, L.P. (“MSG L.P.”). MSG L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Company's businesses until the MSG Distribution occurred. MSG L.P. is now a wholly-owned subsidiary of The Madison Square Garden Company through which the Company conducts substantially all of its business activities.
Potential Spin-off Transaction
On March 27, 2015, a subsidiary of the Company filed an initial Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (which has been amended) in connection with the Company's previous announcement that it was exploring a possible separation of its businesses into two publicly traded companies. The planned separation would be structured as a tax-free spin-off of the sports and entertainment businesses to the Company's stockholders on a pro rata basis. There can be no assurance that a spin-off transaction will be completed. Completion of a spin-off is subject to various conditions, including final board approval.
Reclassifications
Certain reclassifications have been made in order to conform to the current period’s presentation. The reclassifications consisted of the (i) separation of income taxes payable, which was previously reported in other accrued liabilities in the consolidated balance sheet and (ii) separation of the change in prepaid income taxes and income taxes payable, which were previously reported in the change in prepaid expenses and other assets and accrued and other liabilities, respectively, in the consolidated statements of cash flows.

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
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and therefore cannot be determined with precision. In addition, these estimates are based on management's best judgment at a point in time and as such these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company's control could be material and would be reflected in the Company's financial statements in future periods.
Revenue Recognition
The Company recognizes revenue when the following conditions are satisfied: (a) persuasive evidence of a sales arrangement exists, (b) delivery occurs or services are rendered, (c) the sales price is fixed or determinable and (d) collectability is reasonably assured. Revenue recognition from the Company’s various revenue sources is discussed further in each respective segment’s revenue recognition policies below.
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
MSG Entertainment
The Company's MSG Entertainment segment earns revenues from the sale of tickets for events that the Company produces or promotes/co-promotes.  In addition, for entertainment events held at the Company's venues that MSG Entertainment does not produce or promote/co-promote, revenues are earned from venue license fees charged to the third-party promoters of the event. Event-related revenues from the sale of tickets, venue license fees from third-party promoters, sponsorships, concessions and merchandise are recognized when the event occurs. Amounts collected in advance of an event are recorded as deferred revenue and are recognized as revenues when earned.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

MSG Sports
The Knicks, Rangers and Liberty derive revenues principally from ticket sales and distributions of league-wide national and international television contracts and other league-wide revenue sources, which are recognized over the respective team's season. Event-related revenues from other live sporting events, including the sale of tickets, venue license fees earned in connection with other live sporting events that the Company does not produce or promote, sponsorships, concessions and merchandise are recognized when the event occurs. Amounts collected in advance of an event are recorded as deferred revenue and are recognized as revenues when earned. Local media rights revenue recognized by MSG Sports for the licensing of team-related programming to the Company's MSG Media segment are generally recognized on a straight-line basis over the fiscal year and are eliminated in consolidation.
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
The Company allocates revenue to each deliverable within the arrangement based on its relative selling price. For many deliverables in an arrangement, such as event tickets and certain advertising benefits, the Company has vendor specific objective evidence (“VSOE”) of selling price as it typically sells the same or similar deliverables regularly on a stand-alone basis. Absent VSOE, the Company considers whether third party evidence (“TPE”) is available; however, in most instances TPE is not available. The Company's process for determining its estimated selling prices for deliverables without VSOE or TPE involves management's judgment and considers multiple factors including company specific and market specific factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing a best estimate of selling price for deliverables include, but are not limited to, prices charged for similar deliverables, the Company's ongoing pricing strategy and policies, and consideration of pricing of similar deliverables sold in other multiple-deliverable agreements.
Gross versus Net Revenue Recognition
The Company reports revenue on a gross or net basis based on management's assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of several qualitative factors, including for co-promotions where we have a 50% or lower economic interest. Generally, when the Company is the promoter or co-promoter of an event the Company reports revenue on a gross basis. When the Company acts as an agent, revenue is reported on a net basis. The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis and excludes these amounts from revenues.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Direct Operating Expenses
Direct operating expenses include, but are not limited to, compensation expense for the Company's professional sports teams' players and certain other team personnel, as well as NBA luxury tax, NBA and NHL revenue sharing and league assessments for the MSG Sports segment; event costs related to the presentation and production of the Company's live entertainment and sporting events; network programming costs; and venue lease, maintenance and other operating expenses.
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
The NBA and NHL each have collective bargaining agreements (“CBA”) with the respective league's players association, to which the Company is subject. The NBA CBA expires after the 2020-21 season (although the NBA and the National Basketball Players Association (“NBPA”) each have the right to terminate the CBA following the 2016-17 season). The NHL CBA expires on September 15, 2022 (although the NHL and National Hockey League Players’ Association (“NHLPA”) each have the right to terminate the CBA effective following the 2019-20 season).
The NBA CBA contains a “soft” salary cap (i.e., a cap on each team's aggregate player salaries but with certain exceptions that enable teams to pay more, sometimes substantially more, than the cap). The NHL CBA provides for a “hard” salary cap (i.e., teams may not exceed a stated maximum that has been negotiated for the 2013-14 season and is adjusted each season thereafter based upon league-wide revenues).
NBA Luxury Tax
Amounts in this paragraph are in thousands, except for luxury tax rates.
The NBA CBA provides for a luxury tax that is applicable to all teams with aggregate player salaries exceeding a threshold that is set prior to each season based upon projected league-wide revenues (as defined under the CBA). A team's luxury tax for the 2012-13 season generally equaled the amount by which the team's aggregate player salaries exceeded such threshold. Beginning with the 2013-14 season, the tax rates for teams with aggregate player salaries above such threshold start at $1.50 for each $1.00 of team salary above the threshold up to $5,000 and scale up to $3.25 for each $1.00 of team salary that is from $15,000 to $20,000 over the threshold, and an additional tax rate increment of $0.50 applies for each additional $5,000 (or part thereof) of team salary in excess of $20,000 over the threshold. In addition, for teams that are taxpayers in at least four of any five seasons beginning in 2011-12, the above tax rates are increased by $1.00 for each increment. Fifty percent of the aggregate luxury tax payments is a funding source for the revenue sharing plan and the remaining fifty percent of such payments is distributed in equal shares to non-taxpaying teams. The Company recognizes the estimated amount associated with luxury tax expense or the amount it expects to receive as a non-tax paying team, if applicable, on a straight-line basis over the NBA regular season as a component of direct operating expenses.
NBA and NHL Escrow System/Revenue Sharing
The NBA CBA also provides that players collectively receive a designated percentage of league-wide revenues (net of certain direct expenses) as compensation (approximately 50%), and the teams retain the remainder. The percentage of league-wide

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

revenues paid as compensation and retained by the teams does not apply evenly across all teams and accordingly the Company may pay its players a higher or lower percentage of the Knicks' revenues than other NBA teams. Throughout each season, NBA teams withhold 10% of each player's salary and contribute the withheld amounts to an escrow account. If the league's aggregate player compensation exceeds the designated percentage of league-wide revenues, some or all of such escrowed amounts are distributed equally to all NBA teams. In the event that the league's aggregate player compensation is below the designated percentage of league-wide revenues, the teams will remit the shortfall to the NBPA for distribution to the players.
The NBA also has instituted a revenue sharing plan that generally requires the distribution of a pool of funds to teams with below-average net revenues (as defined in the plan), subject to reduction or elimination based on individual team market size and profitability. The plan is funded by a combination of disproportionate contributions from teams with above-average net revenues, subject to certain profit-based limits (each as defined in the plan); fifty percent of aggregate league-wide luxury tax proceeds; and, collective league sources, if necessary. Additional amounts may also be distributed on a discretionary basis, funded by assessments on playoff ticket revenues and through collective league sources.
The NHL CBA provides that each season the players receive as player compensation 50% of that season's league-wide revenues, excluding the impact of agreed-upon aggregate transition payments of $300,000 to be paid on a deferred basis over three years beginning in 2014. Because the aggregate amount to be paid to the players is based upon league-wide revenues and not on a team-by-team basis, the Company may pay its players a higher or lower percentage of the Rangers' revenues than other NHL teams pay of their own revenues. In order to implement the salary cap system, NHL teams withhold a portion of each player's salary and contribute the withheld amounts to an escrow account. If the league's aggregate player compensation for a season exceeds the designated percentage (50%) of that season's league-wide revenues, the excess is retained by the league. For the shortened 2012-13 season, the excess funds were distributed by the NHL in its sole discretion. Beginning with the 2013-14 season, any such excess funds will be distributed to all teams in equal shares.
The NHL CBA provides for a revenue sharing plan which generally requires the distribution of a pool of funds approximating 6.055% of league-wide revenues to certain qualifying lower-revenue teams. Under the NHL CBA, the pool is funded as follows: (a) 50% from contributions by the top ten revenue earning teams (based on pre-season and regular season revenues) in accordance with a formula; (b) then from payments by teams participating in the playoffs, with each team contributing 35% of its gate receipts for each home playoff game; and (c) the remainder from centrally-generated NHL sources. The Rangers are consistently among the top ten revenue teams and, accordingly, have consistently contributed to the top ten revenue teams component of the plan.
The Company recognizes the amount of its estimated revenue sharing expense associated with the pre-season and regular season, net of the amount the Company expects to receive from the escrow on a straight-line basis, over the applicable NBA and NHL seasons as a component of direct operating expenses. In years when the Knicks or Rangers participate in the playoffs, the Company recognizes its estimate of the playoff revenue sharing contribution in the periods when the playoffs occur.
League Assessments
As members of the NBA and NHL, the Knicks and Rangers, respectively, are also subject to annual league assessments. The governing bodies of each league determine the amount of each season's league assessments that are required from each member team. The Company recognizes its teams' estimated league assessments on a straight-line basis over the applicable NBA or NHL season.
Production Costs for the MSG Entertainment Segment
The Company defers certain costs of productions such as creative design, scenery, wardrobes, rehearsal and other related costs for the Company's proprietary shows. Deferred production costs are amortized on a straight-line basis over the course of a production's performance period using the expected life of a show's assets, which generally ranges from 5 to 15 years. Deferred production costs are subject to recoverability assessments whenever there is an indication of potential impairment. The Company has $79,808 and $58,279 of net deferred production costs recorded within other current assets and other assets in the accompanying consolidated balance sheets as of June 30, 2015 and 2014, respectively. Of these amounts, $70,065 and $46,700 are the net deferred production costs associated with New York Spring Spectacular as of June 30, 2015 and 2014, respectively.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

programming from the Company's MSG Sports segment is generally recognized on a straight-line basis over the fiscal year and is eliminated in consolidation.
Advertising Expenses
Advertising costs are typically charged to expense when incurred, however, advertising for productions such as the Radio City Christmas Spectacular, New York Spring Spectacular and other live entertainment events are deferred within interim periods and expensed, over the run of the show, but by no later than the end of the fiscal year. Total advertising costs classified in direct operating and selling, general and administrative expenses were $38,230, $43,967 and $33,635 for the years ended June 30, 2015, 2014 and 2013, respectively.
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
Restricted Cash
Restricted cash as of June 30, 2015 and 2014 includes cash required to be withheld from player salaries and deposited in an escrow account which is in the name of the Company pursuant to the NHL CBA. The escrow account will be distributed subsequent to the end of the season to the players and NHL teams based on the provisions of the NHL CBA. The Company's restricted cash balance as of June 30, 2015 also reflects the Company's $9,003 contribution to fund certain obligations in connection with an executive separation agreement. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected in cash flows from either operating or investing activities, depending on the circumstances to which the changes in the underlying restricted cash relate.
Accounts Receivable
Accounts receivable is recorded at net realizable value. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is estimated based on the Company's analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

other factors. The Company's allowance for doubtful accounts was $1,654 and $683 as of June 30, 2015 and 2014, respectively.
Investments in and Loans to Nonconsolidated Affiliates
The Company's investments in nonconsolidated affiliates are accounted for using the equity method of accounting and are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, companies are required to allocate such differences between tangible and intangible assets. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for intangible assets associated with the investment, is reflected in equity in earnings (loss) of nonconsolidated affiliates on the Company’s consolidated statements of operations. Dividends received from the investee reduce the carrying amount of the investment. Due to the timing of receiving financial information from its nonconsolidated affiliates, the Company records its share of net earnings or losses of such affiliates on a three-month lag basis, with the exception of the amortization expense of intangible assets which are recorded currently.
The Company also provides revolving credit facilities to certain of its nonconsolidated affiliates. The outstanding loan balance, including accrued interest, is reflected in investments in and loans to nonconsolidated affiliates in the accompanying consolidated balance sheets. Interest income on the outstanding loan balance and related facility fees are recorded currently and are reflected in interest income in the accompanying consolidated statements of operations.
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
Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, with respect to leasehold improvements, amortized over the shorter of the lease term or the asset's estimated useful life. The useful lives of the Company's long-lived assets are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company. In estimating the useful lives the Company considers factors such as, but not limited to, risk of obsolescence, anticipated use, plans of the Company, and applicable laws and permit requirements. In July 2013, the permit for the Madison Square Garden Arena was renewed for ten years and these financial statements have been prepared assuming further renewal of that permit.
Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives. Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized.
Impairment of Long-Lived and Indefinite-Lived Assets
In assessing the recoverability of the Company's long-lived and indefinite-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve significant uncertainties and judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges related to its long-lived and/or indefinite-lived assets.
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  The Company's three reporting units for evaluating goodwill impairment are the same as its reportable segments.
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis if the Company (1) determines that such an impairment is more likely than not to exist, or (2) forgoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
Earnings Per Common Share
Basic earnings per common share (“EPS”) is based upon net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units (“RSUs”) and restricted shares and exercise of stock options (see Note 17) only in the periods in which such effect would have been dilutive.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. Early adoption is permitted and the Company can early adopt ASU No. 2014-09 beginning in the first quarter of fiscal year 2018. If the Company does not apply the early adoption provision, ASU No. 2014-09 will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the cost as the services are received. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption is permitted. This standard may be adopted retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 3. Computation of Earnings per Common Share
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS.

	Years Ended June 30,
	2015	2014	2013
Weighted-average number of shares for basic EPS	77,138	77,142	76,268
Dilutive effect of shares issuable under share-based compensation plans	549	1,025	1,672
Weighted-average number of shares for diluted EPS	77,687	78,167	77,940
Anti-dilutive shares	4	—	18

Note 4. Disposition
On July 1, 2014, the Company completed the previously announced sale of Fuse to Fuse Media, Inc., formerly named SiTV Media, Inc., the parent company of NUVOtv, for a cash purchase price of $231,995 (inclusive of a working capital adjustment) and a 15% equity interest in Fuse Media, LLC (“Fuse Media”), formerly named SiTV Media, LLC (see Note 7). Upon satisfaction of certain performance goals, the Company recognized its interest in Fuse Media, and finalized a working capital adjustment during the second quarter of fiscal year 2015. The Company's Media segment recorded a pre-tax gain on the sale of Fuse, which is reflected in operating income in the accompanying consolidated statement of operations for the year ended June 30, 2015, of $186,178 (net of transaction costs of $3,932).

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
See Note 7 for discussion of an impairment charge recorded for an investment in nonconsolidated affiliate during the year ended June 30, 2015.
Note 6. Team Personnel Transactions
Direct operating and selling, general and administrative expenses in the accompanying consolidated statements of operations include net provisions for transactions relating to players and certain other team personnel on the Company's sports teams for (i) season-ending injuries, (ii) trades and (iii) waivers and contract termination costs (“Team Personnel Transactions”). Team Personnel Transactions amounted to $25,317, $54,225 and $18,715, respectively for the years ended June 30, 2015, 2014 and 2013, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7. Investments in and Loans to Nonconsolidated Affiliates
The Company’s investments in and loans to nonconsolidated affiliates consisted of the following:

	Ownership Percentage	Investment	Loan (b)	Total
June 30, 2015
Azoff MSG Entertainment LLC (“Azoff-MSG”)	50%	$118,717	$75,000	$193,717
Brooklyn Bowl Las Vegas, LLC (“BBLV”)	(a)	—	2,662	2,662
Tribeca Enterprises LLC (“Tribeca Enterprises”)	50%	16,791	4,000	20,791
Fuse Media	15%	23,509	—	23,509
Other		8,715	—	8,715
Total investments in and loans to nonconsolidated affiliates		$167,732	$81,662	$249,394

June 30, 2014
Azoff-MSG	50%	$125,677	$50,300	$175,977
BBLV	(a)	25,725	1,348	27,073
Tribeca Enterprises	50%	22,582	—	22,582
Total investments in and loans to nonconsolidated affiliates		$173,984	$51,648	$225,632

(a)
The Company is entitled to receive back its capital, which was 74% and 78% of BBLV's total capital as of June 30, 2015 and June 30, 2014, respectively, plus a preferred return, after which the Company would own a 20% interest in BBLV.

(b)	Represents outstanding loan balance, inclusive of amounts due to the Company for interest of $62 and $313 as of June 30, 2015 and June 30, 2014, respectively.
The Company determined that these investments are not variable interest entities (“VIE”) and therefore each was analyzed under the voting model. The Company determined that due to a lack of a voting majority and consistent with the accounting for partnership (or similar entities) interests, it does not control these entities. Accordingly, the Company accounts for these investments under the equity method of accounting. In addition, for an investment in a limited liability company in which the Company has an ownership interest that exceeds 3-5%, the Company also accounts for such investment under the equity method of accounting.
In September 2013, the Company acquired a 50% interest in Azoff-MSG for $125,000. The Azoff-MSG entity owns and operates businesses in the entertainment industry and is currently focused on music management, performance rights, comedy and productions, and strategic marketing. As of the acquisition date the carrying amount of the investment was greater than the Company’s equity in the underlying assets of Azoff-MSG. As such, the Company allocated the difference to goodwill and amortizable intangible assets of approximately $108,220 and $17,350, respectively. The difference attributable to amortizable intangible assets is being amortized straight-line over the expected useful lives of the intangible assets, which range from 5 to 7 years.
In connection with the Company's investment in Azoff-MSG, the Company provides a $100,000 unsecured revolving credit facility to the entity.
In August 2013, the Company acquired an interest in BBLV. In March 2014, BBLV opened a new venue in Las Vegas which brings together live music, bowling and a restaurant. The Company does not manage or otherwise control BBLV but has approval rights over certain decisions. Additionally, the Company agreed to loan up to $2,600 to BBLV. During the second quarter of fiscal year 2015, as a result of BBLV’s liquidity position, the Company evaluated whether or not an impairment of its investment had occurred. This evaluation resulted in the Company recording a pre-tax non-cash impairment charge of $23,600 to write-off the carrying value of its equity investment in BBLV, which is reflected in equity in loss of nonconsolidated affiliates in the accompanying consolidated statement of operations for the year ended June 30, 2015. The impairment charge was based on a comparison of the fair value of the investment, which was determined using a discounted cash flow analysis, to its carrying value.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In March 2014, the Company acquired a 50% interest in Tribeca Enterprises for $22,500. Tribeca Enterprises owns and operates the Tribeca Film Festival and certain other businesses. As of the acquisition date the carrying amount of the investment was greater than the Company’s equity in the underlying assets of Tribeca Enterprises. As such, the Company allocated the difference to indefinite-lived and amortizable intangible assets of approximately $5,750 and $5,350, respectively. The difference attributable to amortizable intangible assets is being amortized straight-line over 10 years, the expected useful life of the intangible asset.
In connection with the Company's investment in Tribeca Enterprises, the Company provides a $6,000 revolving credit facility to this entity.
In connection with the investment, the Company and Tribeca Enterprises have a services agreement pursuant to which the Company provides marketing inventory and consulting services to Tribeca Enterprises for a fee.
On July 1, 2014, the Company received a 15% equity interest in Fuse Media (see Note 4).
Note 8. Goodwill and Intangible Assets
The carrying amounts of goodwill, by reportable segment, as of June 30, 2015 and 2014 are as follows:

MSG Media	$424,508
MSG Entertainment	58,979
MSG Sports	218,187
$701,674

During the first quarter of fiscal year 2015, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified for any of its reportable segments.
The Company's indefinite-lived intangible assets as of June 30, 2015 and 2014 are as follows:

	June 30,
	2015	2014
Sports franchises (MSG Sports segment)	$101,429	$101,429
Trademarks (MSG Entertainment segment)	62,421	62,421
Photographic related rights (MSG Sports segment)	3,000	—
	$166,850	$163,850
In February 2015, the Company acquired through a perpetual license certain rights to certain works in a photographic collection. The purchase was accounted for as the acquisition of an indefinite-lived intangible asset. In March 2014, the Company acquired the rights to own and operate an NBADL team, named the Westchester Knicks, which began operations for the 2014-15 season. The purchase was accounted for as the acquisition of an indefinite-lived franchise intangible asset.
During the first quarter of fiscal year 2015, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, and there were no impairments identified.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company's intangible assets subject to amortization as of June 30, 2015 and 2014 are as follows:

As of June 30, 2015	Gross	Accumulated Amortization	Net
Affiliate relationships	$83,044	$(35,461)	$47,583
Season ticket holder relationships	73,124	(53,919)	19,205
Suite holder relationships	15,394	(14,339)	1,055
Other intangibles	4,217	(2,153)	2,064
	$175,779	$(105,872)	$69,907
As of June 30, 2014
Affiliate relationships	$83,044	$(32,001)	$51,043
Season ticket holder relationships	73,124	(48,660)	24,464
Suite holder relationships	15,394	(12,940)	2,454
Other intangibles	4,217	(1,872)	2,345
	$175,779	$(95,473)	$80,306
The estimated useful lives of the Company's intangible assets subject to amortization are as follows:

Estimated Useful Lives
Affiliate relationships	24 years
Season ticket holder relationships	12 to 15 years
Suite holder relationships	11 years
Other intangibles	15 years
Amortization expense for intangible assets amounted to $10,399, $10,399 and $11,109 for the years ended June 30, 2015, 2014 and 2013, respectively.
The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2016 through 2020 to be as follows:

Fiscal year ending June 30, 2016	$10,051
Fiscal year ending June 30, 2017	8,526
Fiscal year ending June 30, 2018	7,076
Fiscal year ending June 30, 2019	7,076
Fiscal year ending June 30, 2020	6,243

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9. Property and Equipment
As of June 30, 2015 and 2014, property and equipment consisted of the following assets:

	June 30,		Estimated
	2015	2014	Useful Lives
Land	$91,678	$91,678
Buildings	1,098,233	1,077,823	Up to 45 years
Equipment	307,303	313,057	2 to 20 years
Aircraft	—	43,598
Furniture and fixtures	51,124	52,236	3 to 10 years
Leasehold improvements	150,265	151,536	Shorter of term of lease or life of improvement
Construction in progress	13,556	6,115
	1,712,159	1,736,043
Less accumulated depreciation and amortization	(503,940)	(483,576)
	$1,208,219	$1,252,467
Depreciation and amortization expense on property and equipment amounted to $110,723, $96,551 and $78,023 for the years ended June 30, 2015, 2014 and 2013, respectively.
During the first quarter of fiscal year 2015, the estimated useful life of the Company’s professional sports teams' plane was changed as a result of a transition by the teams to a new travel program. As a result of this change, the Company recorded accelerated depreciation on the plane of approximately $8,400 during the first quarter of fiscal year 2015. Subsequently, during the fourth quarter of fiscal year 2015, the Company sold the sports teams' plane and recognized a gain on the sale of approximately $1,800.

For the year ended June 30, 2014, the City of Inglewood provided the Company with an $18,000 loan in connection with the Company’s renovation of the Forum. The loan will be forgiven once certain operating conditions, that the Company expects to satisfy, are met. Property and equipment balances related to the Forum are recorded net of the expected loan forgiveness.
Asset retirement obligations have been recorded in accordance with ASC 410, which requires companies to recognize an obligation, along with an offsetting increase to the carrying value of the related property and equipment, when an obligation or commitment exists to perform remediation efforts and its fair value is reasonably estimable. Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement cost capitalized. These obligations were necessitated by the comprehensive transformation of The Garden into a state-of-the-art-arena (the “Transformation”) and the acquisition and the renovation of the Forum.
The following is a summary of the change in the carrying amount of the asset retirement obligations during the years ended June 30, 2015 and 2014:

Balance as of June 30, 2013	$12,250
Revisions in estimated liabilities	(5,027)
Accretion expense	15
Payments	(6,947)
Reclassification to Liabilities held for sale	(231)
Balance as of June 30, 2014	$60
Revisions in estimated liabilities	(44)
Payments	(16)
Balance as of June 30, 2015	$—

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of June 30, 2014, the total asset retirement obligation was recorded in other accrued liabilities in the accompanying consolidated balance sheet.
Note 10. Debt
Revolving Credit Facility
On May 6, 2014, MSG L.P. and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of up to $500,000 with a term of five years (the “Revolving Credit Facility”).
The Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. It also requires MSG L.P. to comply with the following financial covenants: (i) a maximum total secured leverage ratio of 3.50:1.00 and (ii) a maximum total leverage ratio of 6.00:1.00 subject to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Company. As of June 30, 2015, MSG L.P. was in compliance with the financial covenants in the Revolving Credit Facility. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including covenant compliance, absence of a default and accuracy of representations and warranties. As of June 30, 2015, there was $7,460 in letters of credit issued and outstanding under the Revolving Credit Facility with available borrowing capacity of $492,540.
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
Note 11. Operating Leases
The Company has various long-term noncancelable operating lease agreements, primarily for entertainment venues and office space expiring at various dates through 2026. Certain leases include renewal provisions at the Company's option and provide for additional rent based on sales. The rent expense associated with such operating leases is recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense under these lease agreements totaled $41,662, $41,902 and $42,135 for the years ended June 30, 2015, 2014 and 2013, respectively. See Note 19 for discussion of sublease rental income from related parties.
As of June 30, 2015, future minimum rental payments under leases having noncancelable initial lease terms in excess of one year are as follows:

Fiscal year ending June 30, 2016	$40,736
Fiscal year ending June 30, 2017	41,563
Fiscal year ending June 30, 2018	37,618
Fiscal year ending June 30, 2019	37,375
Fiscal year ending June 30, 2020	37,452
Thereafter	153,655
$348,399

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Note 12. Contractual Obligations and Off Balance Sheet Arrangements
Future cash payments required under contracts entered into by the Company in the normal course of business and outstanding letters of credit as of June 30, 2015 are summarized in the following table:

	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements:
Contractual obligations (a)	$1,241,847	$201,861	$336,773	$222,401	$480,812
Letters of credit (b)	7,460	7,460	—	—	—
	1,249,307	209,321	336,773	222,401	480,812
Contractual obligations reflected on the balance sheet (c)	82,431	42,116	9,804	9,366	21,145
Total	$1,331,738	$251,437	$346,577	$231,767	$501,957
_____________________

(a)
Contractual obligations not reflected on the balance sheet consist primarily of (i) the MSG Media segment's obligations related to professional team rights, which were acquired under license agreements, to telecast certain live sporting events, (ii) the MSG Sports segment's obligations under employment agreements that the Company has with its professional sports teams' personnel that are generally guaranteed regardless of employee injury or termination and (iii) minimum purchase requirements incurred in the normal course of the Company's operations.

(b)	Consists of letters of credit obtained by the Company under the Revolving Credit Facility as collateral for certain insurance policies and for a lease agreement.

(c)	Consists principally of amounts earned under employment agreements that the Company has with certain of its professional sports teams' personnel in the MSG Sports segment.
In addition, see Note 7 for information on the revolving credit facilities provided by the Company to Azoff-MSG and Tribeca Enterprises.
Note 13. Legal Matters
In March 2012, the Company was named as a defendant in two purported class action antitrust lawsuits brought in the United States District Court for the Southern District of New York against the NHL and certain NHL member clubs, regional sports networks and cable and satellite distributors. The second complaint, which was substantially identical to the first, was dismissed after its named plaintiff was named as a co-plaintiff in the first complaint. The operative complaint primarily asserts that certain of the NHL’s current rules and agreements entered into by defendants, which are alleged by the plaintiffs to provide certain territorial and other exclusivities with respect to the television and online distribution of live hockey games, violate Sections 1 and 2 of the Sherman Antitrust Act. The plaintiffs seek injunctive relief against the defendants’ continued violation of the antitrust laws, treble damages, attorneys’ fees and pre- and post-judgment interest. On July 27, 2012, the Company and the other defendants filed a motion to dismiss. On December 5, 2012, the court issued an opinion and order largely denying the motion to dismiss. On April 8, 2014, following the conclusion of fact discovery, all defendants filed motions for summary judgment seeking dismissal of the case in its entirety. On August 8, 2014, the Court denied the motions for summary judgment. On May 14, 2015, the court denied plaintiffs’ class certification motion with respect to damages but granted it with respect to injunctive relief. Both plaintiffs and defendants filed petitions with the Court of Appeals seeking pretrial review of these rulings. On June 10, 2015, the parties entered into a proposed settlement (the “Settlement”) of the lawsuit and the Settlement was filed with the Court on June 11, 2015. The Settlement would not result in any changes to the Company’s distribution of NHL games on the MSG Networks or in any MSG payment obligations. The Settlement is subject to Court approval. If the Settlement is approved by the Court, the lawsuit and all appeals will be withdrawn with prejudice. On June 15, 2015, the Court granted preliminary approval of the Settlement, directed that notice of the proposed Settlement be sent to the putative class and scheduled a hearing on final approval for August 31, 2015. If the Court does not approve the Settlement by September 15, 2015, any party to the Settlement may void the Settlement. In the event that the Settlement is voided, the defendants, including the Company, will continue to vigorously defend the claims.

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

•	Level I - Quoted prices for identical instruments in active markets.

•
Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level III - Instruments whose significant value drivers are unobservable.
The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis, which include cash equivalents and restricted cash:

	Level I	Level II	Level III	Total
June 30, 2015
Assets:
Money market accounts	$98,065	$—	$—	$98,065
Time deposits	125,740	—	—	125,740
Total assets measured at fair value	$223,805	$—	$—	$223,805
June 30, 2014
Assets:
Money market accounts	$61,941	$—	$—	$61,941
Time deposits	24,120	—	—	24,120
Total assets measured at fair value	$86,061	$—	$—	$86,061
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 15. Accumulated Other Comprehensive Income (Loss)
The following table details the changes in each component of accumulated other comprehensive income (loss):

	Pension Plans and Postretirement Plan (a)	Available-for-sale Securities (b)	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2012	$(21,216)	$(2,946)	$(24,162)
Other comprehensive income before reclassifications, before income taxes	6,744	9,587	16,331
Amounts reclassified from accumulated other comprehensive loss, before income taxes	1,961	(4,500)	(2,539)
Income tax expense	(3,708)	(2,141)	(5,849)
Other comprehensive income	4,997	2,946	7,943
Balance as of June 30, 2013	(16,219)	—	(16,219)
Other comprehensive loss before reclassifications, before income taxes	(12,574)	—	(12,574)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	1,300	—	1,300
Income tax benefit	4,782	—	4,782
Other comprehensive loss	(6,492)	—	(6,492)
Balance as of June 30, 2014	(22,711)	—	(22,711)
Other comprehensive loss before reclassifications, before income taxes	(7,174)	—	(7,174)
Amounts reclassified from accumulated other comprehensive loss, before income taxes	2,146	—	2,146
Income tax benefit	2,167	—	2,167
Other comprehensive loss	(2,861)	—	(2,861)
Balance as of June 30, 2015	$(25,572)	$—	$(25,572)
_____________________

(a)
Amounts reclassified from accumulated other comprehensive income (loss), before income taxes, represent amortization of net actuarial loss and net unrecognized prior service credit included in net periodic benefit cost, which is reflected in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations (see Note 16).

(b)
The Company held an investment in Live Nation Entertainment, Inc. common stock which it sold in March 2013. Miscellaneous income in the accompanying consolidated statement of operations for the year ended June 30, 2013 includes a pre-tax gain of $3,130, which reflects an unrealized gain reclassified from accumulated other comprehensive income to net income partially offset by block sale costs. Prior to the sale this investment was classified as available-for-sale with the unrealized gains (losses), net of tax, included in the determination of other comprehensive income (loss) and reported in stockholders' equity.

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
The MSG Cash Balance Pension Plans have been amended to freeze participation and future benefit accruals effective December 31, 2015 for all employees. Therefore, after December 31, 2015, no employee of the Company who was not already a participant may become a participant in the plans and no further annual pay credits will be made for any future year. Existing account balances under the plans will continue to be credited with monthly interest in accordance with the terms of the plans.
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
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company's consolidated balance sheets associated with the Pension Plans and Postretirement Plan as of June 30, 2015 and 2014 based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of period	$180,376	$153,470	$9,214	$7,749
Service cost	6,943	6,333	198	227
Interest cost	7,915	7,509	331	383
Actuarial loss (gain)	3,519	18,036	(855)	996
Benefits paid	(7,689)	(4,972)	(184)	(141)
Benefit obligation at end of period	191,064	180,376	8,704	9,214
Change in plan assets:
Fair value of plan assets at beginning of period	111,811	99,661	—	—
Actual return on plan assets	(847)	10,296	—	—
Employer contributions	8,938	6,826	—	—
Benefits paid	(7,689)	(4,972)	—	—
Fair value of plan assets at end of period	112,213	111,811	—	—
Funded status at end of period	$(78,851)	$(68,565)	$(8,704)	$(9,214)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Amounts recognized in the consolidated balance sheets as of June 30, 2015 and 2014 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2015	2014	2015	2014
Current liabilities (included in accrued employee related costs)	$(2,015)	$(1,756)	$(324)	$(295)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(76,836)	(66,809)	(8,380)	(8,919)
	$(78,851)	$(68,565)	$(8,704)	$(9,214)
Accumulated other comprehensive income (loss), before tax, as of June 30, 2015 and 2014 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2015	2014	2015	2014
Actuarial gain (loss)	$(44,748)	$(38,978)	$64	$(805)
Prior service credit (cost)	(14)	(40)	288	426
	$(44,762)	$(39,018)	$352	$(379)
Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan recognized in direct operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended June 30, 2015, 2014 and 2013 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2015	2014	2013	2015	2014	2013
Service cost	$6,943	$6,333	$6,737	$198	$227	$239
Interest cost	7,915	7,509	6,866	331	383	305
Expected return on plan assets	(3,663)	(3,836)	(3,752)	—	—	—
Recognized actuarial loss (gain)	2,258	1,446	2,104	—	(20)	(4)
Amortization of unrecognized prior service cost (credit)	26	26	26	(138)	(152)	(165)
Net periodic benefit cost	$13,479	$11,478	$11,981	$391	$438	$375
Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended June 30, 2015, 2014 and 2013 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2015	2014	2013	2015	2014	2013
Actuarial gain (loss)	$(8,029)	$(11,578)	$5,789	$855	$(996)	$955
Recognized actuarial loss (gain)	2,258	1,446	2,104	—	(20)	(4)
Recognized prior service (credit) cost	26	26	26	(138)	(152)	(165)
Total recognized in other comprehensive income (loss)	$(5,745)	$(10,106)	$7,919	$717	$(1,168)	$786
The estimated net loss and prior service cost for the Pension Plans expected to be amortized from accumulated other comprehensive income (loss) and recognized as components of net periodic benefit cost over the next fiscal year are $1,795 and $14, respectively. The estimated net loss and prior service credit for the Postretirement Plan expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit credit over the next fiscal year are $0 and $123, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Funded Status
The accumulated benefit obligation for the Pension Plans aggregated to $190,031 and $179,505 at June 30, 2015 and 2014, respectively. As of June 30, 2015 and 2014 each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2015 and 2014 are as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2015	2014	2015	2014
Discount rate	4.47%	4.32%	4.15%	4.00%
Rate of compensation increase	2.98%	2.98%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2021	2020
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2015, 2014 and 2013 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2015	2014	2013	2015	2014	2013
Discount rate	4.32%	4.80%	4.21%	4.00%	4.50%	3.90%
Expected long-term return on plan assets	4.24%	4.57%	4.00%	n/a	n/a	n/a
Rate of compensation increase	2.98%	2.98%	2.96%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	7.25%	7.75%	8.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2020	2020	2020
The discount rate was determined (based on the expected duration of the benefit payments for the plans) from the Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2015 and 2014 to select a rate at which the Company believed the plans' benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The Company's expected long-term return on plan assets is based on a periodic review and modeling of the plans' asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assumed healthcare cost trend rates are a key assumption used for the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) in Total of Service and Interest Cost Components for the			Increase (Decrease) in Benefit Obligation at
	Years Ended June 30,			June 30,
	2015	2014	2013	2015	2014
One percentage point increase	$67	$76	$75	$984	$1,031
One percentage point decrease	(58)	(66)	(60)	(856)	(906)
Plan Assets and Investment Policy
The weighted-average asset allocation of the pension plan assets at June 30, 2015 and 2014 was as follows:

	June 30,
Asset Classes (a):	2015	2014
Fixed income securities	82%	76%
Cash equivalents	18%	24%
	100%	100%
_____________________

(a)	The Company's target allocation for pension plan assets is 80% fixed income securities and 20% cash equivalents as of June 30, 2015.
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

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2015 and 2014 by asset class are as follows:

Fair Value of Investments at June 30, 2015	Level I	Level II	Level III	Total
Fixed income securities:
U.S. Treasury Securities	$23,309	$—	$—	$23,309
U.S. corporate bonds	—	53,978	—	53,978
Foreign issued corporate bonds	—	14,736	—	14,736
Municipal bonds	—	215	—	215
Money market accounts	19,975	—	—	19,975
Total investments measured at fair value	$43,284	$68,929	$—	$112,213
Fair Value of Investments at June 30, 2014
Fixed income securities:
U.S. Treasury Securities	$17,050	$—	$—	$17,050
U.S. corporate bonds	—	52,297	—	52,297
Foreign issued corporate bonds	—	15,591	—	15,591
Municipal bonds	—	236	—	236
Money market accounts	26,637	—	—	26,637
Total investments measured at fair value	$43,687	$68,124	$—	$111,811
Contributions for Qualified Defined Benefit Pension Plans
The Company contributed $6,300 and $1,200 to the MSG Cash Balance Pension Plan and Union Plans, respectively, during the year ended June 30, 2015. The Company expects to contribute $10,000 and $1,320 to the MSG Cash Balance Pension Plan and Union Plans, respectively, in fiscal year 2016.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2016	$9,080	$331
Fiscal year ending June 30, 2017	8,750	369
Fiscal year ending June 30, 2018	9,120	418
Fiscal year ending June 30, 2019	9,780	495
Fiscal year ending June 30, 2020	10,780	556
Fiscal years ending June 30, 2021 – 2025	67,900	3,550
Savings Plans
The Company sponsors the MSG Holdings, L.P. 401(k) Savings Plan and the MSG Holdings, L.P. Excess Savings Plan (the “MSG Savings Plans”). Expenses related to the MSG Savings Plans included in the accompanying consolidated statements of operations were $3,522, $3,685 and $3,529 for the years ended June 30, 2015, 2014 and 2013, respectively.
Union Plan
The Company sponsors the MSG Holdings, L.P. 401(k) Union Plan (the “MSG Union Plan”). Expenses related to the MSG Union Plan included in the accompanying consolidated statements of operations were $724, $560 and $476 for the years ended June 30, 2015, 2014 and 2013, respectively.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The following table outlines the Company's participation in multiemployer defined benefit pension plans for the years ended June 30, 2015, 2014 and 2013, and summarizes the contributions that the Company has made during each period. The “EIN” and “Pension Plan Number” columns provide the Employer Identification Number and the three digit plan number for each applicable plan. The most recent Pension Protection Act zone status available as of June 30, 2015 and 2014 relates to the plan's two most recent years ended which are indicated. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a funding improvement plan (“FIP”) for yellow/orange zone plans or a rehabilitation plan (“RP”) for red zone plans is either pending or has been implemented by the trustees of such plan. The zone status and any FIP or RP information is based on information that the Company received from the plan, and the zone status is as certified by the plan's actuary. The last column lists the expiration date(s) or a range of expiration dates of the collective bargaining agreement(s) to which the plans are subject. There are no other significant changes that affect such comparability.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

			PPA Zone Status		FIP/RP Status Pending / Implemented	MSG Contributions
			As of June 30,			Years Ended June 30,
Plan Name	EIN	Pension Plan Number	2015	2014		2015	2014	2013	Surcharge Imposed	Expiration Date of CBA
National Basketball Association Players' Pension Plan	13-5582586	003	Yellow as of 2/1/2014	Yellow as of 2/1/2013	Implemented	$1,853	$1,687	$1,609	No	6/2021 (with certain termination rights becoming effective 6/2017)
Pension Fund of Local No. 1 of I.A.T.S.E.	13-6414973	001	Green as of 12/31/2013	Green as of 12/31/2012	No	2,380	2,120	1,789	No	8/22/2015 - 2/28/2018
The Pension, Hospitalization and Benefit Plan of the Electrical Industry – Pension Trust Fund	13-6123601	001	Green as of 9/30/2014	Green as of 9/30/2013	No	2,458	2,051	1,750	No	6/30/2015
All Other Multiemployer Defined Benefit Pension Plans						4,154	3,545	3,036
						$10,845	$9,403	$8,184
The Company was listed in the following plans' Form 5500's as providing more than 5 percent of the total contributions for the following plans and plan years:

Fund Name	Year Contributions to Plan Exceeded 5 Percent of Total Contributions (As of Plan's Year-End)
Pension Fund of Local No. 1 of I.A.T.S.E	December 31, 2013, 2012 and 2011
Pension Fund of Wardrobe Attendants Union Local 764	December 31, 2013, 2012 and 2011
32BJ/Broadway League Pension Fund	December 31, 2013, 2012 and 2011
Pension Fund of Moving Picture Machine Operators Union of Greater New York, Local 306	December 31, 2013, 2012 and 2011
Multiemployer Defined Contribution Pension Plans and Multiemployer Plans That Provide Health and Welfare Benefits
The Company contributed $5,710, $5,138 and $4,895 for the years ended June 30, 2015, 2014 and 2013, respectively, to multiemployer defined contribution pension plans. In addition, the Company contributed $13,423, $10,670 and $9,464 for the years ended June 30, 2015, 2014 and 2013, respectively, to multiemployer plans that provide health and welfare benefits to retired employees.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 17. Share-based Compensation
In connection with the MSG Distribution, the Company adopted The Madison Square Garden Company 2010 Employee Stock Plan (the “Employee Stock Plan”) and The Madison Square Garden Company 2010 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”).
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
Share-based Compensation Expense
Share-based compensation expense for the year ended June 30, 2015 is presented within selling, general and administrative expenses and direct operating expenses. Share-based compensation expense for the years ended June 30, 2014 and 2013 is presented within selling, general and administrative expenses. The following table presents the share-based compensation expense reduced for estimated forfeitures recorded during the years ended June 30, 2015, 2014 and 2013.

	Years Ended June 30,
	2015	2014	2013
Company restricted stock units	$15,021	$21,750	$14,661
Company stock appreciation rights (a)	—	—	16
Company restricted shares	—	—	635
Cablevision stock appreciation rights (a)	—	—	16
AMC Networks stock appreciation rights (a)	—	—	12
Total share-based compensation expense	$15,021	$21,750	$15,340
_________________

(a)
As a result of the MSG Distribution, the Company issued to holders of Cablevision rights (including its employees and Cablevision employees and/or non-employee directors) Company SARs. The rights with respect to the Company's Class A Common Stock were issued under the Company's Employee Stock Plan or the Non-Employee Director Plan, as applicable. On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc. (the “AMC Networks Distribution”). As a result, certain Company employees and directors who continued to hold Cablevision rights at the time of the AMC Networks Distribution received rights of AMC Networks Inc.

As of June 30, 2015, there was $13,118 of unrecognized compensation cost related to unvested RSUs held by Company employees. The cost is expected to be recognized over a weighted-average period of 2.0 years for unvested RSUs. There were no costs related to share-based compensation that were capitalized. Tax benefits realized from tax deductions associated with

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

share-based compensation expense for the years ended June 30, 2015, 2014 and 2013 totaled $17,552, $11,033 and $14,971, respectively.
Stock Options Award Activity
As a result of the MSG Distribution, the Company issued to holders of Cablevision options (including its employees and Cablevision employees and/or non-employee directors) non-qualified options for the Company's Class A Common Stock. The options with respect to the Company's Class A Common Stock were issued under the Company's Employee Stock Plan or the Non-Employee Director Plan, as applicable. As a result of the AMC Networks Distribution, certain Company employees and directors who continued to hold Cablevision options at the time of the AMC Networks Distribution received options of AMC Networks Inc.
The following table summarizes activity relating to holders (including Company, Cablevision and AMC Networks employees and directors) of the Company's stock options for the year ended June 30, 2015:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting Options	Performance Based Vesting Options (a)
Balance as of June 30, 2014	178	20	$11.74	1.40	$10,025
Exercised (b)	(50)	(3)	$9.79
Balance as of June 30, 2015	128	17	$12.44	0.64	$10,293
Exercisable as of June 30, 2015	128	17	$12.44	0.64	$10,293
_____________________

(a)	The Cablevision performance objective with respect to these awards has been achieved.

(b)
Stock options exercised include 3 Company stock options that were exercised pursuant to a cashless exercise, of which approximately 2 Company stock options were surrendered to the Company in order to meet tax withholding requirements and for the exercise price of the stock options. The Company remitted to Cablevision $91, which represents the aggregate value on the exercise date of the stock options that were surrendered to the Company to meet tax withholding requirements. This amount is reflected as a financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2015 and has been classified as additional paid-in capital.

The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock for all options outstanding (and all exercisable) which were all in-the-money at June 30, 2015 and 2014, as applicable. For the years ended June 30, 2015, 2014 and 2013, the aggregate intrinsic value of the Company's stock options exercised was $3,207, $7,055 and $39,730, respectively, determined as of the date of option exercise.
Restricted Share Units Award Activity
The following table summarizes activity relating to the Company's RSUs for the year ended June 30, 2015:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance as of June 30, 2014	776	476	$38.10
Granted	313	58	$69.57
Vested	(435)	(363)	$35.43
Forfeited	(165)	(73)	$57.16
Unvested award balance as of June 30, 2015	489	98	$56.51

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The fair value of RSUs that vested during the year ended June 30, 2015 was $54,544. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were primarily issued from the Company's treasury shares. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 271 of these RSUs, with an aggregate value of $17,991 were retained by the Company and reflected as a financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2015.
The fair value of RSUs that vested during the years ended June 30, 2014 and 2013, was $25,556 and $35,913, respectively. The weighted-average fair value per share at date of grant of RSUs granted during the years ended June 30, 2014 and 2013 was $56.64 and $42.21, respectively.
Restricted Shares Award Activity
During the year ended June 30, 2013, 119 restricted shares of the Company's Class A Common Stock issued in early 2010 under the Employee Stock Plan vested. The fair value of the shares vested during the year ended June 30, 2013 was $6,826.
Note 18. Stock Repurchase Program
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
Since the authorization of the repurchase program through June 30, 2015, the Company has repurchased 1,823 shares, which are determined based on the settlement date of such trades, for a total cost of $140,717, including commissions and fees. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of June 30, 2015. As of June 30, 2015, the Company had $359,319 of availability remaining under its stock repurchase authorization.
Note 19. Related Party Transactions
As of June 30, 2015, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 1.9% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 69% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan family are also the controlling stockholders of both Cablevision and AMC Networks.
The Company has entered into various agreements with Cablevision and AMC Networks in connection with, and subsequent to, the MSG Distribution. These agreements include arrangements with respect to a number of ongoing commercial relationships including affiliation agreements for carriage by Cablevision of our networks. The Company also has certain financing and commercial arrangements with its nonconsolidated affiliates.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of related party transactions that are reflected in revenues and operating expenses in the accompanying consolidated statements of operations for the years ended June 30, 2015, 2014 and 2013:

	Years Ended June 30,
	2015	2014	2013
Revenues	$176,388	$183,527	$169,706
Operating expenses:
Origination, master control and technical services	$(5,663)	$(9,070)	$(9,201)
Advertising	(12,421)	(13,283)	(11,677)
Corporate general and administrative	(1,669)	(2,823)	(2,122)
Telephone and other fiber optic transmission services	(2,460)	(2,201)	(1,743)
Other	1,015	(2,027)	(1,827)

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other
Miscellaneous income in the accompanying consolidated statement of operations for the year ended June 30, 2015 includes $2,609 of income related to certain space leased and/or licensed by related parties from the Company.
Capital lease assets for transponder space had been subleased to the Company from a related party. As of June 30, 2014, the Company had $1,967 of related party capital lease obligations which were recorded in liabilities held for sale in the accompanying consolidated balance sheet (see Note 4).
See Note 7 for information on revolving credit facilities that the Company provides to certain of its nonconsolidated affiliates.
See Note 17 for information on share-based payment awards initially granted under Cablevision equity award programs.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 20. Income Taxes
Income tax expense is comprised of the following components:

	Years Ended June 30,
	2015	2014	2013
Current expense:
Federal	$129,232	$48,269	$71,969
State and other	58,104	28,680	28,498
	187,336	76,949	100,467
Deferred expense (benefit):
Federal	(9,435)	(7,129)	531
State and other	14,930	(8,439)	4,992
	5,495	(15,568)	5,523
Tax expense (benefit) relating to uncertain tax positions	(894)	97	492
Income tax expense	$191,937	$61,478	$106,482
The income tax expense differs from the amount derived by applying the statutory federal rate to pre-tax income principally due to the effect of the following items:

	Years Ended June 30,
	2015	2014	2013
Federal tax expense at statutory federal rate	$156,322	$61,791	$87,102
State income taxes, net of federal benefit	39,348	16,240	20,394
Change in the estimated applicable corporate tax rate used to determine deferred taxes	8,122	(2,225)	1,304
Nondeductible disability insurance premiums expense	1,349	2,201	1,165
Domestic production activities tax deduction	(11,881)	(7,016)	(6,773)
Tax expense (benefit) relating to uncertain tax positions	(894)	97	492
Federal tax credit related to the Forum	—	(8,498)	—
Nondeductible expenses and other	(429)	(1,112)	2,798
Income tax expense	$191,937	$61,478	$106,482
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities at June 30, 2015 and 2014 are as follows:

	June 30,
	2015	2014
Deferred tax asset (liability)
Investment in MSG L.P.	$(535,411)	$(533,262)
Compensation and benefit plans	11,749	12,928
Net noncurrent deferred tax liability	$(523,662)	$(520,334)
Deferred tax assets as of June 30, 2015 have resulted from the Company's future deductible temporary differences. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize the benefit for its gross deferred tax assets.
The current state tax prepaid asset of $16,183 and $3,545 as of June 30, 2015 and 2014, respectively, and the current federal tax prepaid asset of $14,192 as of June 30, 2015 are reflected in prepaid expenses in the accompanying consolidated balance sheets.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits associated with the Company's uncertain tax positions:

Balance as of June 30, 2014	$803
Additions for tax positions related to prior years	734
Decreases for tax positions related to prior years	(1,472)
Balance as of June 30, 2015	$65
During the year ended June 30, 2015, the Company recorded a $894 tax benefit on uncertain tax positions including interest and penalties. The expense related to uncertain tax positions taken in prior years and was primarily comprised of state taxes associated with a filing position concerning filing nexus. As a result of a state court decision settled in favor of the taxpayer and the conclusion of a state review of tax returns as filed, the Company has reduced its exposure to state income taxes in the current period. The Company recognizes accrued interest and penalties on unrecognized tax benefits as a component of income tax expense. If favorably realized, the remaining unrecognized tax benefits at June 30, 2015 would have a negligible impact on the Company's effective tax rate.
During the fourth quarter of fiscal year 2015, the State of Connecticut notified the Company of its intent to review the Company's Connecticut state income tax returns as filed for the tax years ended December 31, 2011, 2012 and 2013. The examination is in the early stages of fieldwork. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
During the third quarter of fiscal year 2015, the Internal Revenue Service notified the Company of its intent to review the Company's federal income tax returns as filed for the tax year ended December 31, 2013. The examination is in the early stages of fieldwork. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
During the fourth quarter of fiscal year 2014, the State of New York commenced an examination of the Company's State of New York income tax returns as filed for the tax years ended December 31, 2010, 2011, and 2012. The examination is currently in fieldwork. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
The federal and state statute of limitations are currently open on the Company's 2012, 2013, 2014 and 2015 tax returns.
Note 21. Segment Information
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
The Company evaluates segment performance based on several factors, of which the key financial measure is operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits and (iv) gains or losses on sales or dispositions of businesses, which is referred to as adjusted operating cash flow (“AOCF”), a non-GAAP measure. The Company believes AOCF is an appropriate measure for evaluating the operating performance of its business segments and the Company on a consolidated basis. AOCF and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company's performance. The Company uses revenues and AOCF measures as the most important indicators of its business performance, and evaluates management's effectiveness with specific reference to these indicators. AOCF should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. The Company has presented the components that reconcile AOCF to operating income (loss), an accepted GAAP measure.

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Information as to the operations of the Company's reportable segments is set forth below.

	Years Ended June 30,
	2015	2014	2013
Revenues
MSG Media	$631,010	$714,514	$677,733
MSG Entertainment	414,161	300,998	252,195
MSG Sports	656,683	612,071	470,290
All other	707	546	458
Inter-segment eliminations (a)	(80,999)	(72,535)	(59,858)
	$1,621,562	$1,555,594	$1,340,818
The Company's inter-segment revenue eliminations by reportable segment are as follows:

	Years Ended June 30,
	2015	2014	2013
MSG Entertainment	$—	$—	$(81)
MSG Sports	(80,999)	(72,535)	(59,777)
	$(80,999)	$(72,535)	$(59,858)
The table below sets forth, for the periods presented, the Company’s consolidated revenues by component.

	Years Ended June 30,
	2015	2014	2013
Revenues
Event-related revenues (b)	$816,300	$680,346	$533,312
MSG Media affiliation fee and advertising revenues	627,200	713,374	663,134
All other revenues (c)	178,062	161,874	144,372
	$1,621,562	$1,555,594	$1,340,818
Reconciliation (by Segment and in Total) of AOCF to Operating Income (Loss)

	Years Ended June 30,
	2015	2014	2013
AOCF
MSG Media	$343,593	$343,497	$349,506
MSG Entertainment	32,291	(4,284)	(10,205)
MSG Sports	97,268	3,575	27,014
All other (d)(e)	(36,204)	(29,975)	(10,754)
	$436,948	$312,813	$355,561

	Years Ended June 30,
	2015	2014	2013
Depreciation and amortization
MSG Media	$12,858	$15,559	$16,358
MSG Entertainment	10,321	9,900	9,522
MSG Sports	19,089	12,225	10,451
All other (f)	78,854	69,266	52,801
	$121,122	$106,950	$89,132

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Years Ended June 30,
	2015	2014	2013
Share-based compensation expense
MSG Media	$2,643	$4,770	$4,579
MSG Entertainment	4,408	5,566	5,005
MSG Sports	3,134	4,813	3,089
All other (e)	4,836	6,601	2,667
	$15,021	$21,750	$15,340

	Years Ended June 30,
	2015	2014	2013
Gain on sale of Fuse (see Note 4)
MSG Media	$186,178	$—	$—
	$186,178	$—	$—

	Years Ended June 30,
	2015	2014	2013
Operating income (loss)
MSG Media	$514,270	$323,168	$328,569
MSG Entertainment	17,562	(19,750)	(24,732)
MSG Sports	75,045	(13,463)	13,474
All other	(119,894)	(105,842)	(66,222)
	$486,983	$184,113	$251,089
A reconciliation of reportable segment operating income to the Company's consolidated income from operations before income taxes is as follows:

	Years Ended June 30,
	2015	2014	2013
Total operating income for reportable segments	$606,877	$289,955	$317,311
Other operating loss	(119,894)	(105,842)	(66,222)
Operating income	486,983	184,113	251,089
Items excluded from operating income:
Equity in loss of nonconsolidated affiliates	(40,590)	(1,323)	—
Interest income	3,954	2,508	2,195
Interest expense	(6,507)	(7,406)	(7,917)
Miscellaneous income (expense) (g)	2,798	(1,346)	3,497
Income from operations before income taxes	$446,638	$176,546	$248,864

	Years Ended June 30,
	2015	2014	2013
Capital expenditures
MSG Media	$6,388	$2,062	$11,664
MSG Entertainment	5,665	6,130	3,191
MSG Sports	4,513	4,674	3,242
All other (h)	52,787	293,523	211,400
	$69,353	$306,389	$229,497

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

_________________

(a)
Primarily represents local media rights recognized as revenues by the Company's MSG Sports segment from the licensing of team-related programming to the Company's MSG Media segment which are eliminated in consolidation. Local media rights are generally recognized on a straight-line basis over the fiscal year.

(b)
Primarily consists of professional sports teams’, entertainment and other live sporting events revenue. These amounts include ticket sales, other ticket-related revenue, food, beverage and merchandise sales, venue license fees, and event-related sponsorship and signage revenues.

(c)
Primarily consists of (i) the Company's share of league distributions, (ii) non-event-related sponsorship and signage revenues and (iii) playoff revenue which includes ticket sales, food, beverage and merchandise sales, and suite rental fees.

(d)	Consists of unallocated corporate general and administrative costs.

(e)	The amounts for the years ended June 30, 2015 and 2014 include executive management transition costs.

(f)
Principally includes depreciation and amortization expense on The Garden, The Theater at Madison Square Garden, the Forum, and certain corporate property, equipment and leasehold improvement assets not allocated to the Company's reportable segments.

(g)
Miscellaneous income for the year ended June 30, 2015 primarily includes income related to certain space leased and/or licensed by related parties from the Company. Miscellaneous expense for the year ended June 30, 2014 primarily includes transaction costs related to the sale of Fuse, which was completed on July 1, 2014 (see Note 4). Miscellaneous income for the year ended June 30, 2013 consists principally of a gain from the sale of all of the Company's holdings of Live Nation common stock (see Note 15).

(h)	Capital expenditures associated with the Transformation and the renovation of the Forum are reflected in these amounts.
Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States and are primarily concentrated in the New York metropolitan area.
Note 22. Concentrations of Risk
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
The following individual non-affiliated customers accounted for the following percentages of the Company's consolidated accounts receivable balances:

	June 30,
	2015	2014
Customer A	18%	17%
Customer B	16%	16%
Customer C	11%	10%
The Company did not have a single non-affiliated customer that represented 10% or more of its consolidated revenues for the years ended June 30, 2015, 2014 and 2013. Revenues from Cablevision amounted to $173,444, $182,908 and $169,354 for the years ended June 30, 2015, 2014 and 2013, which represent 11%, 12% and 13%, respectively, of the Company's consolidated revenues (see Note 19).

THE MADISON SQUARE GARDEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The accompanying consolidated balance sheets as of June 30, 2015 and 2014 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

	June 30,
	2015	2014
Reported in
Prepaid expenses	$1,000	$1,000
Other current assets	2,000	2,000
Other assets	41,000	42,000
	$44,000	$45,000
As of June 30, 2015, approximately 6,300 full-time and part-time employees, who represents a substantial portion of the Company's workforce, are subject to collective bargaining agreements. Approximately 6% are subject to collective bargaining agreements that expired as of June 30, 2015 and approximately 27% are subject to collective bargaining agreements that will expire as of June 30, 2016 if they are not extended prior thereto.
Note 23. Interim Financial Information (Unaudited)
The following is a summary of the Company's selected quarterly financial data for the years ended June 30, 2015 and 2014:

	Three Months Ended				Year Ended June 30, 2015
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Revenues	$241,740	$542,528	$449,417	$387,877	$1,621,562
Operating expenses	206,804	427,955	379,293	306,705	1,320,757
Gain on sale of Fuse (see Note 4)	162,414	23,764	—	—	186,178
Operating income	$197,350	$138,337	$70,124	$81,172	$486,983
Net income	$108,073	$61,230	$39,712	$45,686	$254,701
Basic earnings per common share	$1.39	$0.79	$0.51	$0.60	$3.30
Diluted earnings per common share	$1.38	$0.78	$0.51	$0.60	$3.28

	Three Months Ended				Year Ended June 30, 2014
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Revenues	$215,585	$509,379	$458,956	$371,674	$1,555,594
Operating expenses	175,722	412,832	431,507	351,420	1,371,481
Operating income	$39,863	$96,547	$27,449	$20,254	$184,113
Net income	$23,868	$60,509	$19,054	$11,637	$115,068
Basic earnings per common share	$0.31	$0.79	$0.25	$0.15	$1.49
Diluted earnings per common share	$0.31	$0.77	$0.24	$0.15	$1.47