Form 10-Q
period 2015-09-30
MSG NETWORKS INC.
filed 2015-11-05
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-34434
________________________
MSG Networks Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0624498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
_______________________
11 Pennsylvania Plaza
New York, NY 10001
(212) 465-6400
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 30, 2015:

Class A Common Stock par value $0.01 per share	—	61,145,088
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except per share data)

	September 30, 2015	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$213,357	$203,768
Restricted cash	—	9,003
Accounts receivable, net	77,032	85,610
Net related party receivables	26,034	27,324
Prepaid expenses	12,073	43,238
Other current assets	2,278	3,514
Current assets of discontinued operations	—	125,896
Total current assets	330,774	498,353
Property and equipment, net	17,845	19,514
Amortizable intangible assets, net	46,718	47,583
Goodwill	424,508	424,508
Other assets	43,289	46,274
Non-current assets of discontinued operations	—	1,983,597
Total assets	$863,134	$3,019,829
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$6,558	$11,359
Net related party payables	35,036	420
Current portion of long-term debt	69,914	—
Income taxes payable	101,694	—
Accrued liabilities:
Employee related costs	5,312	19,504
Other accrued liabilities	27,822	18,101
Deferred revenue	5,637	4,971
Current liabilities of discontinued operations	—	520,179
Total current liabilities	251,973	574,534
Long-term debt, net of current portion	1,467,156	—
Defined benefit and other postretirement obligations	28,416	28,476
Other employee related costs	4,390	5,318
Related party payable	1,652	—
Other liabilities	4,253	5,951
Deferred tax liability	351,631	351,734
Non-current liabilities of discontinued operations	—	330,294
Total liabilities	2,109,471	1,296,307
Commitments and contingencies (see Note 9)
Stockholders' Equity (Deficiency):
Class A Common stock, par value $0.01, 360,000 shares authorized; 61,141 and 62,207 shares outstanding as of September 30, 2015 and June 30, 2015, respectively	643	643
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of September 30, 2015 and June 30, 2015	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	—	1,084,002
Treasury stock, at cost, 3,118 and 2,052 shares as of September 30, 2015 and June 30, 2015, respectively	(223,915)	(143,250)
Retained earnings (accumulated deficit)	(1,017,312)	807,563
Accumulated other comprehensive loss	(5,889)	(25,572)
Total stockholders' equity (deficiency)	(1,246,337)	1,723,522
Total liabilities and stockholders' equity (deficiency)	$863,134	$3,019,829

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2015	2014
Revenues (including related party revenues of $40,449 and $40,215, respectively)	$148,147	$142,670

Direct operating expenses (including related party expenses of $33,654 and $21,141, respectively)	60,102	45,651
Selling, general and administrative expenses (including related party expenses of $907 and $1,625, respectively)	41,118	37,793
Depreciation and amortization	4,679	4,285
Gain on sale of Fuse (see Note 5)	—	(162,414)
Operating income	42,248	217,355
Other income (expense):
Interest income	536	485
Interest expense	(1,857)	(1,006)
	(1,321)	(521)
Income from continuing operations before income taxes	40,927	216,834
Income tax benefit (expense)	404	(96,412)
Income from continuing operations	41,331	120,422
Loss from discontinued operations, net of taxes	(161,017)	(12,349)
Net income (loss)	$(119,686)	$108,073
Earnings (loss) per share:
Basic
Income from continuing operations	$0.55	$1.55
Loss from discontinued operations	(2.13)	(0.16)
Net income (loss)	$(1.58)	$1.39
Diluted
Income from continuing operations	$0.54	$1.54
Loss from discontinued operations	(2.12)	(0.16)
Net income (loss)	$(1.58)	$1.38
Weighted-average number of common shares outstanding:
Basic	75,521	77,496
Diluted	75,902	78,290
See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2015	2014
Net income (loss)	$(119,686)	$108,073
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$(602)	$—
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	376	571
Amortization of net prior service credit included in net periodic benefit cost	(17)	(29)
Other comprehensive income (loss) before income taxes	(243)	542
Income tax expense related to items of other comprehensive income (loss)	(480)	(231)
Other comprehensive income (loss)	(723)	311
Comprehensive income (loss)	$(120,409)	$108,384

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended
	September 30,
	2015	2014
Cash flows from operating activities from continuing operations:
Net income (loss)	$(119,686)	$108,073
Loss from discontinued operations, net of taxes	161,017	12,349
Income from continuing operations	41,331	120,422
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	4,679	4,285
Amortization of deferred financing costs	981	400
Share-based compensation expense	4,247	2,376
Excess tax benefit on share-based awards	(8,586)	(10,180)
Gain on sale of Fuse, before income taxes	—	(162,414)
Change in income taxes payable and deferred income taxes related to the sale of Fuse	—	70,770
Provision for doubtful accounts	270	140
Change in assets and liabilities:
Accounts receivable, net	8,308	12,094
Net related party receivables	1,921	127
Prepaid expenses and other assets	12,006	3,341
Accounts payable	(4,801)	(2,081)
Net related party payables, including payable to MSG	35,680	461
Income taxes payable, excluding the impact of the change in income taxes payable related to the sale of Fuse	16,636	(10,210)
Accrued and other liabilities	(16,965)	(19,355)
Deferred revenue	666	(509)
Deferred income taxes, excluding the impact of the change in deferred income taxes related to the sale of Fuse	(17,524)	4,205
Net cash provided by operating activities from continuing operations	78,849	13,872
Cash flows from investing activities from continuing operations:
Capital expenditures	(1,450)	(1,040)
Proceeds from sale of Fuse, net of transaction costs (see Note 5)	—	228,556
Net cash provided by (used in) investing activities from continuing operations	(1,450)	227,516
Cash flows from financing activities from continuing operations:
Proceeds from Term Loan Facility (see Note 8)	1,550,000	—
Cash distributed with MSG	(1,467,093)	—
Payments for financing costs	(9,635)	(67)
Proceeds from stock option exercises	78	270
Repurchases of common stock	(100,027)	—
Taxes paid in lieu of shares issued for equity-based compensation	(11,096)	(16,416)
Excess tax benefit on share-based awards	8,586	10,180
Net cash used in financing activities from continuing operations	(29,187)	(6,033)
Net cash provided by continuing operations	48,212	235,355
Cash flows of discontinued operations
Net cash provided by operating activities	14,870	2,091
Net cash used in investing activities	(68,410)	(8,934)
Net cash used in financing activities	—	—
Net cash used in discontinued operations	(53,540)	(6,843)
Cash and cash equivalents at beginning of period, including cash in both continuing operations and discontinued operations	218,685	92,251
Cash and cash equivalents at end of period	$213,357	$320,763
Supplemental Data:
Income taxes paid, net	$—	$31,567
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid for continuing operations	$411	$1,597
Non-cash net assets of MSG transferred in connection with the Distribution	1,285,658	—
See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2015	$779	$1,084,002	$(143,250)	$807,563	$(25,572)	$1,723,522
Net loss	—	—	—	(119,686)	—	(119,686)
Other comprehensive loss	—	—	—	—	(723)	(723)
Comprehensive loss						(120,409)
Exercise of stock options	—	(4,162)	4,899	—	—	737
Share-based compensation	—	5,101	—	—	—	5,101
Tax withholding associated with shares issued for equity-based compensation	—	(11,096)	—	—	—	(11,096)
Excess tax benefit on share-based awards	—	8,586	—	—	—	8,586
Repurchases of common stock	—	—	(100,027)	—	—	(100,027)
Shares issued upon distribution of Restricted Stock Units	—	(14,463)	14,463	—	—	—
Distribution of The Madison Square Garden Company	—	(1,067,968)	—	(1,705,189)	20,406	(2,752,751)
Balance as of September 30, 2015	$779	$—	$(223,915)	$(1,017,312)	$(5,889)	$(1,246,337)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2014	$775	$1,081,055	$(7,537)	$552,862	$(22,711)	$1,604,444
Net income	—	—	—	108,073	—	108,073
Other comprehensive income	—	—	—	—	311	311
Comprehensive income						108,384
Exercise of stock options	—	249	—	—	—	249
Share-based compensation	—	3,617	—	—	—	3,617
Tax withholding associated with shares issued for equity-based compensation	—	(16,416)	—	—	—	(16,416)
Excess tax benefit on share-based awards	—	10,180	—	—	—	10,180
Shares issued upon distribution of Restricted Stock Units	3	(406)	403	—	—	—
Balance as of September 30, 2014	$778	$1,078,279	$(7,134)	$660,935	$(22,400)	$1,710,458

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
MSG Networks Inc. (together with its subsidiaries, the “Company”) produces, develops and acquires content for multiple distribution platforms and is comprised principally of the Company's regional sports and entertainment networks, MSG Network and MSG+, collectively the “MSG Networks.”

On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (formerly MSG Spinco, Inc., and referred to herein as “MSG”) (the “Distribution”). MSG owns, directly or indirectly, the sports and entertainment businesses previously owned and operated by the Company's Sports and Entertainment segments, owns, leases or operates the arenas and other venues previously owned, leased or operated by the Company and owns the joint venture interests previously owned by the Company. In the Distribution, each holder of the Company’s Class A common stock, par value $0.01 per share, of record as of the close of business, New York City time, on September 21, 2015 (the “Record Date”), received one share of MSG Class A common stock, par value $0.01 per share, for every three shares of the Company’s Class A common stock held on the Record Date. Each record holder of the Company’s Class B common stock, par value $0.01 per share, received one share of MSG Class B common stock, par value $0.01 per share, for every three shares of the Company's Class B common stock held on the Record Date. Subsequent to the Distribution, the Company no longer consolidates the financial results of MSG for the purpose of its own financial reporting and the historical financial results of MSG have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the Distribution Date.
After giving effect to the Distribution, the Company operates and reports financial information in one segment.
Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2015. The financial statements as of September 30, 2015 and for the three months ended September 30, 2015 and 2014 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.
Reclassifications
Certain amounts reported for the prior period in the accompanying unaudited financial statements have been reclassified in order to conform to the current period’s presentation. Assets and liabilities related to the Distribution on the Company's consolidated balance sheet as of June 30, 2015 have been reclassified as assets and liabilities of discontinued operations (See Note 3 for further details). All assets and liabilities related to discontinued operations are excluded from the footnotes unless otherwise noted. In addition, the historical results of MSG have been reflected in the accompanying statement of operations for the three months ended September 30, 2014 as discontinued operations.
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of MSG Networks Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. See Note 3 for a discussion of media rights recognized as revenues by MSG from the licensing of team-related programming to the Company.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the FASB Accounting Standards Codification (“ASC”) to require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. In August 2015, the FASB issued ASU No. 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. These standards were adopted by the Company in the first quarter of fiscal year 2016. See Note 8 for the presentation of the Company's deferred financing costs in accordance with these standards. There was no impact to the prior year consolidated financial statements as the Company's historical deferred financing costs pertaining to its revolving credit facility were presented as assets as permitted under ASU No. 2015-15.
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
Note 3. Discontinued Operations
As a result of the Distribution, the results of the Company’s MSG operations through the Distribution Date, as well as transaction costs related to the Distribution, have been classified in the consolidated statements of operations as discontinued operations for all periods presented. No gain or loss was recognized in connection with the Distribution. Operating results of discontinued operations for the three months ended September 30, 2015 and 2014 are summarized below:

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Three Months Ended
	September 30,
	2015	2014
Revenues (1)	$150,381	$118,916
Direct operating expenses	71,320	67,876
Selling, general and administrative expenses	57,687	37,093
Depreciation and amortization	23,772	33,316
Operating loss	(2,398)	(19,369)
Equity in earnings (loss) of equity-method investments	2,679	(2,604)
Interest income	635	449
Interest expense	(540)	(656)
Miscellaneous income	—	80
Income (loss) from discontinued operations before income taxes	376	(22,100)
Income tax (expense) benefit	(161,393)	9,751
Loss from discontinued operations, net of taxes	$(161,017)	$(12,349)

(1)
Revenues for the three months ended September 30, 2015 and 2014 include $32,500 and $19,846, respectively, of media rights recognized as revenues by MSG from the licensing of team-related programming to the Company. Prior to the Distribution, these amounts were eliminated in consolidation; however, these amounts are now reflected as revenues in the Loss from Discontinued Operations line with the offsetting expense in Direct Operating Expenses, within continuing operations, in the accompanying statements of operations.

Amounts for the three months ended September 30, 2014 presented above differ from historically reported results for the Company's Sports and Entertainment segments due to certain reclassifications and adjustments made to corporate overhead costs for purposes of discontinued operations reporting.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The assets and liabilities of MSG have been classified in the consolidated balance sheet as of June 30, 2015 as assets and liabilities of discontinued operations and consist of the following, by major class:

June 30, 2015
Cash and cash equivalents	$14,917
Accounts receivable, net	51,133
Other current assets	59,846
Current assets of discontinued operations	125,896

Investments and loans to nonconsolidated affiliates	249,394
Property and equipment, net	1,188,705
Goodwill	277,166
Intangible assets	189,174
Other non-current assets	79,158
Non-current assets of discontinued operations	1,983,597

Accounts payable and accrued liabilities	196,423
Deferred revenue	323,756
Current liabilities of discontinued operations	520,179

Defined benefits and other postretirement obligations	56,740
Other employee related costs	51,687
Deferred tax liability	171,928
Other non-current liabilities	49,939
Non-current liabilities of discontinued operations	330,294
Net assets of discontinued operations	$1,259,020

The following table summarizes the net impact of the Distribution to Company's stockholders' equity (deficiency):

Decrease in additional paid-in capital	$(1,067,968)
Decrease in retained earnings	(1,705,189)
Decrease in accumulated other comprehensive loss	20,406
$(2,752,751)
Note 4. Computation of Earnings per Common Share
Basic earnings per common share (“EPS”) is based upon net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units (“RSUs”) and exercise of stock options only in the periods in which such effect would have been dilutive.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS.

	Three Months Ended
	September 30,
	2015	2014
Weighted-average number of shares for basic EPS	75,521	77,496
Dilutive effect of shares issuable under share-based compensation plans	381	794
Weighted-average number of shares for diluted EPS	75,902	78,290
Anti-dilutive shares	—	14
Note 5. Disposition
On July 1, 2014, the Company completed its sale of Fuse, a national music television network, to Fuse Media, Inc. for a cash purchase price of $231,995 and a 15% equity interest in Fuse Media, LLC (“Fuse Media”). Upon satisfaction of certain performance goals, the Company recognized its interest in Fuse Media, and finalized a working capital adjustment during the second quarter of fiscal year 2015. The Company recorded a pre-tax gain on the sale of Fuse, which is reflected in operating income in the accompanying consolidated statement of operations for the three months ended September 30, 2014, of $162,414 (net of transaction costs of $3,932).
The equity interest in Fuse Media was transferred to MSG in connection with the Distribution.
Note 6. Goodwill and Intangible Assets
The goodwill balance reported on the Company's balance sheet as of September 30, 2015 and June 30, 2015 is $424,508. During the first quarter of fiscal year 2016, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified, including the goodwill of the MSG Entertainment and MSG Sports reporting units that was transferred to MSG as a part of Distribution.
During the quarter ended September 30, 2015, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, all of which were transferred to MSG in connection with the Distribution, and there was no impairment identified.
The Company's intangible assets subject to amortization are as follows:

	September 30, 2015	June 30, 2015
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(36,326)	(35,461)
	$46,718	$47,583

Amortization expense for intangible assets was $865 for the three months ended September 30, 2015 and 2014.
Note 7. Property and Equipment
As of September 30, 2015 and June 30, 2015, property and equipment consisted of the following assets:

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	September 30, 2015	June 30, 2015
Equipment	$46,494	$43,277
Furniture and fixtures	1,740	1,723
Leasehold improvements	19,644	19,645
Construction in progress	544	3,103
	68,422	67,748
Less accumulated depreciation and amortization	(50,577)	(48,234)
	$17,845	$19,514
Depreciation and amortization expense on property and equipment was $3,814 and $3,420 for the three months ended September 30, 2015 and 2014, respectively, which includes depreciation expense on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not qualify for discontinued operations reporting.
Note 8. Debt
Former Revolving Credit Facility
On May 6, 2014, MSGN Holdings, L.P., formerly MSG Holdings, L.P., (“MSGN L.P.”) and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of $500,000 with a term of five years (the “Former Revolving Credit Facility”). In connection with the Distribution, MSGN L.P. terminated the Former Revolving Credit Facility effective on September 28, 2015.
Senior Secured Credit Facilities
On September 28, 2015, MSGN L.P., MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P. (“MSGN Eden”), Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders.
The Credit Agreement provides MSGN L.P. with senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of: (a) an initial $1,550,000 term loan facility (the “Term Loan Facility”) and (b) a $250,000 revolving credit facility (the “Revolving Credit Facility”), each with a term of five years. In connection with the Distribution, $1,450,000 of the proceeds from the Term Loan Facility was contributed to MSG immediately following the closing of the Senior Secured Credit Facilities. Up to $35,000 of the Revolving Credit Facility is available for the issuance of letters of credit.
Subject to the satisfaction of certain conditions and limitations, the Credit Agreement allows for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans. Borrowings under the Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (a) base rate, representing the higher of: (i) the U.S. Federal Funds Rate plus 0.50%; (ii) the U.S. Prime Rate; or (iii) the one-month LIBOR rate plus 1.00%, plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a total leverage ratio) (the “Base Rate”), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a total leverage ratio) (the “Eurodollar Rate”), provided that for the period until the delivery of the compliance certificate for the period ending March 31, 2016, the additional rate used in calculating both floating rates will be (i) 1.00% per annum for borrowings bearing interest at the Base Rate, and (ii) 2.00% per annum for borrowings bearing interest at the Eurodollar Rate. Upon a payment default in respect of principal, interest or other amounts due and payable under the Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The Credit Agreement requires MSGN L.P. pay a commitment fee of 0.30% in respect of the average daily unused commitments, as well as fronting fees, to banks that issue letters of credit pursuant to the Revolving Credit Facility.
The Credit Agreement generally requires MSGN L.P. to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from and after October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities, MSGN L.P. and the restricted subsidiaries of MSGN L.P. As of September 30, 2015, MSGN L.P. was in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2015, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000.
As of September 30, 2015, the principal repayments required for the next five years under the Term Loan Facility are as follows:

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Year 1	$72,500
Year 2	75,000
Year 3	75,000
Year 4	75,000
Year 5	1,252,500
$1,550,000
All obligations under the Credit Agreement will be guaranteed by the Holdings Entities and MSGN L.P.’s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries (the “Subsidiary Guarantors”, and together with the Holdings Entities, the “Guarantors”). All obligations under the Credit Agreement, including the guarantees of those obligations, will be secured by certain of the assets of MSGN L.P. and each Guarantor (collectively, “Collateral”), including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the Holdings Entities and the equity interests in each Subsidiary Guarantor held directly or indirectly by MSGN L.P. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurodollar loans). MSGN L.P. is required to make mandatory prepayments in certain circumstances, including without limitation from the net cash proceeds of certain sales of assets (including Collateral) or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.
In addition to the financial covenants previously discussed, the Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Credit Agreement contains certain restrictions on the ability of MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchases of capital stock; (v) changing its lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The Holdings Entities are subject to customary passive holding company covenants.
The Company is amortizing its deferred financing costs on a straight-line basis over the five-year term of the Senior Secured Credit Facilities which approximates the effective interest method. The following table summarizes the presentation of the Term Loan Facility and the deferred financing costs in accordance with ASU No. 2015-03 and ASU No. 2015-15 (see note 2) in the accompanying consolidated balance sheet as of September 30, 2015:

Reported in	Term Loan Facility	Deferred Financing Costs	Total
Other current assets	$—	$417	$417
Other assets	—	1,668	1,668
Current portion of long-term debt (1)	72,500	2,586	69,914
Long-term debt, net of current portion (1)	1,477,500	10,344	1,467,156
Total	$1,550,000	$15,016	$1,539,155
(1)     Amount presented in the Total column is on a net basis.

Note 9. Commitments and Contingencies
Commitments

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

As of September 30, 2015, future cash payments required under contracts entered into by the Company in the normal course of business, including future minimum rental payments under leases having noncancelable initial lease terms in excess of one year, are as follows:

	Total	Remainder of the current fiscal year	Fiscal years 2-3	Fiscal years 4-5	Thereafter
Contractual Obligations	$4,699,810	$199,304	$416,633	$432,999	$3,650,874

Contractual obligations above consist primarily of the Company's obligations related to professional team rights, which were acquired under license agreements, to telecast certain live sporting events.

In connection with the Distribution, certain contractual obligations, principally those that the Company had under employment agreements with its professional sports teams' personnel and long-term noncancelable operating lease agreements for entertainment venues and certain office and storage space, were transferred to MSG.
In addition, see note 8 for the principal repayments required under the Company's Term Loan Facility.
Legal Matters
In March 2012, the Company was named as a defendant in two purported class action antitrust lawsuits brought in the United States District Court for the Southern District of New York against the NHL and certain NHL member clubs, regional sports networks and cable and satellite distributors. The second complaint, which was substantially identical to the first, was dismissed after its named plaintiff was named as a co-plaintiff in the first complaint. The operative complaint primarily asserted that certain of the NHL's current rules and agreements entered into by defendants, which are alleged by the plaintiffs to provide certain territorial and other exclusivities with respect to the television and online distribution of live hockey games, violated Sections 1 and 2 of the Sherman Antitrust Act. The plaintiffs sought injunctive relief against the defendants' continued violation of the antitrust laws, treble damages, attorneys' fees and pre- and post-judgment interest. On July 27, 2012, the Company and the other defendants filed a motion to dismiss. On December 5, 2012, the court issued an opinion and order largely denying the motion to dismiss. On April 8, 2014, following the conclusion of fact discovery, all defendants filed motions for summary judgment seeking dismissal of the case in its entirety. On August 8, 2014, the Court denied the motions for summary judgment. On May 14, 2015, the court denied plaintiffs’ class certification motion with respect to damages but granted it with respect to injunctive relief. Both plaintiffs and defendants filed petitions with the Court of Appeals seeking pretrial review of these rulings. On June 10, 2015, the parties entered into a proposed settlement (the “Settlement”) of the lawsuit and the Settlement was filed with the Court on June 11, 2015. The Settlement was subject to Court approval. On June 15, 2015, the Court granted preliminary approval of the Settlement and directed that notice of the proposed Settlement be sent to the putative class. On August 31, 2015, the Court held a final fairness hearing on the Settlement. On September 1, 2015, the Court found that the Settlement's terms were fair, reasonable and adequate and issued an order approving the Settlement, which became effective on September 16, 2015. As a result of the Court's order, the lawsuit was dismissed and all appeals were withdrawn with prejudice. The time to appeal the court's order has expired.  The Settlement did not result in any changes to the distribution of NHL games on the MSG Networks or in any Company payment obligations.
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
The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
September 30, 2015
Assets:
Money market accounts	$100,082	$—	$—	$100,082
Time deposits	113,275	—	—	113,275
Total assets measured at fair value	$213,357	$—	$—	$213,357
June 30, 2015
Assets:
Money market accounts	$89,062	$—	$—	$89,062
Time deposits	113,227	—	—	113,227
Total assets measured at fair value	$202,289	$—	$—	$202,289
Money market accounts and time deposits are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company's money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The carrying value of the Company's long-term debt (see note 8) approximates fair value as the Term Loan Facility bears a variable interest rate and was issued on September 28, 2015. The Company's long-term debt is classified within level 2 of the fair value hierarchy.
Note 11. Pension Plans and Other Postretirement Benefit Plan
Prior to the Distribution, the Company sponsored a non-contributory qualified cash balance retirement plan covering its non-union employees (the “MSG Cash Balance Pension Plan”) and an unfunded non-contributory, non-qualified excess cash balance plan covering certain employees who participate in the underlying qualified plan (collectively, the “Cash Balance Plans”). Since March 1, 2011, the Cash Balance Plans have also included the assets and liabilities of a frozen (as of December 31, 2007) non-contributory qualified defined pension plan covering non-union employees hired prior to January 1, 2001.

Also, the Company historically sponsored an unfunded non-contributory non-qualified defined benefit pension plan for the benefit of certain employees who participate in the underlying qualified plan, which was merged into the Cash Balance Pension Plan on March 1, 2011 (the “Excess Plan”). As of December 31, 2007, the Excess Plan was amended to freeze all benefits earned through December 31, 2007 and to eliminate the ability of participants to earn benefits for future service under these plans.
In addition, prior to the Distribution, the Company sponsored two non-contributory qualified defined benefit pension plans covering certain of its union employees (“Union Plans”). Benefits payable to retirees under the Union Plans are based upon years of service and, for one plan, participants’ compensation.

The Cash Balance Plans (which now include the Retirement Plan), Union Plans, and Excess Plan are collectively referred to as the “Pension Plans.”

The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 who are eligible to commence receipt of early or normal Retirement Plan benefits under the MSG Cash Balance Pension Plan and their dependents, as well as certain union employees (“Postretirement Plan”).
As a result of the Distribution, the assets and liabilities of the MSG Cash Balance Pension Plan and one of the Union Plans have been transferred to MSG. In addition, the following have been transferred to MSG: Liabilities related to current or former MSG

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

employees who are (1) active participants in the unfunded non-contributory non-qualified excess cash balance plan, (2) active participants in the Excess Plan, (3) active participants in the Postretirement Plan, and (4) retired participants in the Postretirement Plan. The Company has retained liabilities related to its current or former employees who are (1) active participants in the unfunded non-contributory non-qualified excess cash balance plan, (2) active participants in the Excess Plan, (3) active participants in the Postretirement Plan, and (4) retired participants in the Postretirement Plan.
Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan recognized in direct operating expenses, selling, general and administrative expenses, and income from discontinued operations in the accompanying consolidated statements of operations for the three months ended September 30, 2015 and 2014 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$1,621	$1,738	$50	$61
Interest cost	2,125	1,979	91	93
Expected return on plan assets	(850)	(916)	—	—
Recognized actuarial loss (a)	376	565	—	6
Amortization of unrecognized prior service cost (credit) (a)	14	6	(31)	(35)
Net periodic benefit cost	$3,286	$3,372	$110	$125
(a) Reflects amounts reclassified from accumulated other comprehensive loss.

Amounts presented in the table above include net periodic benefit cost related to continued operations of $1,391 and $1,433 for the three months ended September 30, 2015 and 2014, respectively, and net periodic benefit cost related to discontinued operations of $1,895 and $1,939 for the three months ended September 30, 2015 and 2014, respectively.
In addition, prior to the Distribution, the Company sponsored the MSG Holdings, L.P. 401(k) Savings Plan (the "MSG Savings Plan") and the MSG Holdings, L.P. Excess Savings Plan (collectively, the "Savings Plans"). Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $986 and $897 for the three months ended September 30, 2015 and 2014, respectively.
Expenses related to the Savings Plans for continued operations was $334 and $327 for the three months ended September 30, 2015 and 2014, respectively, and expenses related to the Savings Plans for discontinued operations was $652 and $570 for the three months ended September 30, 2015 and 2014, respectively.
As a result of the Distribution, liabilities relating to current MSG employees who were active participants in the Company's Excess Savings Plan have been transferred to MSG.
In addition, prior to the Distribution, the Company sponsored the MSG Holdings, L.P. 401(k) Union Plan (the "MSG Union Savings Plan"). Expenses related to the MSG Union Plan included in the accompanying consolidated statements of operations were $18 and $12 for the three months ended September 30, 2015 and 2014, respectively. These amounts have been classified in the consolidated statements of operations as discontinued operations for all periods presented.
As a result of the Distribution, the MSG Savings Plan and MSG Union Savings Plan were each amended to a) transfer sponsorship of the plans to MSG, and b) become a multiple employer plan in which both MSG and the Company will continue to participate.
Note 12. Share-based Compensation
See Note 17 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2015 for more information regarding the Company's 2010 Employee Stock Plan (the "Employee Stock Plan") and 2010 Stock Plan For Non-Employee Directors (the "Non-Employee Director Plan"), as well as certain share-based payment awards initially granted under Cablevision Systems Corporation ("Cablevision") equity award programs.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In connection with the Distribution, each holder of an employee restricted stock unit ("RSU") that was granted prior to July 1, 2015 received one MSG RSU in respect of every three RSUs owned on the Record Date and continues to be entitled to a share of the Company's Class A Common Stock (or cash or other property) for each RSU in accordance with the existing award agreement. In connection with the Distribution, each employee RSU that was granted after July 1, 2015 was adjusted in accordance with its terms, such that (1) each holder who remained employed by the Company following the Distribution continued to hold Company RSUs, with the number of RSUs adjusted to reflect the Distribution to maintain the value of the RSUs, and (2) each holder who MSG employed following the Distribution received MSG RSUs of the same value as the Company RSUs, and the original Company RSUs were canceled. Any holder of MSG RSUs granted after July 1, 2015 who was employed by both MSG and the Company following the Distribution continues to hold the Company's RSUs, adjusted to reflect the Distribution, and received MSG RSUs in connection with the Distribution, so that the Company's RSUs represent 30% of the value of the original awards and MSG RSUs represent 70% of the value of the original RSU award.

Also in connection with the Distribution, one share of MSG Class A Common Stock was issued under the MSG 2015 Non-Employee Director Plan in respect of every three RSUs issued under the Company’s Non-Employee Director Plan.

In connection with the Distribution, each option to purchase the Company's Class A Common Stock became two options: one option to acquire MSG Class A Common Stock and one option to acquire the Company's Class A Common Stock. The existing exercise price was allocated between the existing options and the new MSG options based upon the volume-weighted average prices of the MSG Class A Common Stock and the Company's Class A Common Stock over the ten trading days immediately following the Distribution as reported by Bloomberg Business, and the underlying share amount took into account the one-to-three distribution ratio (i.e., one share of MSG Class A Common Stock was issued for every three shares of the Company's Class A Common Stock). Other than the split of the options and the allocation of the existing exercise price, there were no additional adjustments to the existing options in connection with the Distribution and the terms of each employee’s applicable option award agreement will continue to govern our options.

The Company's stock options/RSUs held by MSG, Cablevision and AMC Networks Inc. (“AMC Networks”) employees will not be expensed by the Company; however, such stock options/RSUs do have a dilutive effect on net income per share attributable to the Company's stockholders.
Share-based compensation expense reduced for estimated forfeitures for continuing operations was $4,247 and $2,376 for the three months ended September 30, 2015 and 2014, respectively. Share-based compensation expense for continuing operations is presented within selling, general and administrative expenses and direct operating expenses. Share-based compensation expense for discontinued operations was $808 and $1,241 for the three months ended September 30, 2015 and 2014, respectively.
Stock Options Award Activity
The following table summarizes activity relating to holders (including Company, MSG, Cablevision and AMC Networks employees and directors) of the Company's stock options, all of which were exercisable, for the three months ended September 30, 2015:

	Number of		Weighted- Average Exercise Price Per Share (1)	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting Options	Performance Based Vesting Options
Balance as of June 30, 2015	128	17	$12.44	0.64	$10,293
Exercised	(51)	(17)	10.78
Balance as of September 30, 2015	77	—	$13.93	0.64	$4,463

(1)	Weighted-average exercise price per share is prior to any adjustments associated with the Distribution.
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock for all options outstanding (and all exercisable) which were all in-the-

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

money at September 30, 2015 and June 30, 2015, as applicable. For the three months ended September 30, 2015 the aggregate intrinsic value of the Company's stock options exercised was $4,116, determined as of the date of option exercise.
Restricted Share Units Award Activity
The following table summarizes activity relating to the Company's RSUs for the three months ended September 30, 2015:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant (1)
Unvested award balance, June 30, 2015	489	98	$56.51
Granted	147	599	77.67
Vested	(174)	(42)	42.10
Forfeited	(4)	—	64.49
Unvested award balance, September 30, 2015	458	655	$73.23

(1)	Weighted-average fair value per share at date of grant is prior to any adjustments associated with the Distribution.
During the three months ended September 30, 2015, the Company granted 746 time-vesting RSUs (the “FY2016 RSUs”) that are generally subject to three-year ratable vesting (and are also, in the case of RSUs granted to executive officers, subject to certain performance conditions), and 244 performance-vesting RSUs (the “FY2016 PSUs”) that will vest in September 2018 subject to the achievement of certain performance conditions which, as of September 30, 2015, had not yet been determined. These FY2016 PSUs were excluded from the summary table above and were not treated as grants for accounting purpose in accordance with ASC 718-10-25-5. See above for a discussion of the treatment of FY2016 RSUs and FY2016 PSUs in connection with the Distribution.
The fair value of RSUs that vested during the three months ended September 30, 2015 was $15,723. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company's treasury shares. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 149 of these RSUs, with an aggregate value of $11,096, were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the three months ended September 30, 2015.
Note 13. Stock Repurchase Program
On October 27, 2014, the Company's Board of Directors authorized the repurchase of up to $500,000 of the Company's Class A Common Stock. Under the authorization, shares of Class A Common Stock were able to be purchased from time to time in open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations. On September 11, 2015, the Company's Board of Directors terminated such authorization effective as of the Distribution Date.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

For the three months ended September 30, 2015, the Company has repurchased 1,336 shares, which are determined based on the settlement date of such trades, for a total cost of $100,027, including commissions and fees. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of September 30, 2015.
Note 14. Related Party Transactions
As of September 30, 2015, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 2.5% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 69.8% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG, Cablevision and AMC Networks.

In connection with the Distribution, the Company has entered into various agreements with MSG, including media rights agreements covering the New York Knicks ("Knicks") and New York Rangers ("Rangers") games, an advertising sales representation agreement, a trademark license agreement and a transition services agreement.

The Company has entered into various agreements with Cablevision and AMC Networks in connection with, and subsequent to, the distribution on February 10, 2010, when Cablevision distributed all of the outstanding common stock of the Company to Cablevision stockholders. These agreements include arrangements with respect to a number of ongoing commercial relationships including affiliation agreements for carriage by Cablevision of MSG Networks.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of related party transactions that are reflected in revenues and operating expenses of continuing operations in the accompanying consolidated statements of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Revenues	$40,449	$40,215
Operating expenses:
Rights fees	$32,500	$19,846
Origination, master control and technical services	1,417	1,336
Advertising	1,177	1,594
Other	(533)	(10)
Revenues
Revenues from related parties primarily consist of revenues recognized from the distribution of programming services to subsidiaries of Cablevision and include sponsorship revenue as well as advertising and promotional benefits received by the Company which is recognized as the benefits are realized.
Rights fees
In connection with the Distribution, the Company has entered into media rights agreements with the Knicks and the Rangers, which provide the Company with exclusive media rights to team games in their local markets. These agreements are retroactively effective to July 1, 2015. Prior to the Distribution, these amounts were eliminated in consolidation; however these amounts are now reflected as revenues in the Loss from Discontinued Operations line with the offsetting expense in Direct Operating Expenses within continuing operations in the accompanying statements of operations.
Origination, Master Control and Technical Services
AMC Networks provides certain origination, master control and technical services to the Company.
Advertising

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Discontinued operations
Related party transactions included in loss from discontinued operations in the accompanying consolidated statements of operations include the following (i) revenues from related parties of $33,559 and $20,799 for the three months ended September 30, 2015 and 2014, respectively, (ii) operating expenses charged by related parties of $827 and $889 for the three months ended September 30, 2015 and 2014, respectively, (iii) interest income from nonconsolidated affiliates of $635 and $449 for the three months ended September 30, 2015 and 2014, respectively and (iv) equity in earnings (loss) of equity-method investments of $2,679 and $(2,604) for the three months ended September 30, 2015 and 2014, respectively.
Note 15. Income Taxes
Income tax benefit attributable to continuing operations for the three months ended September 30, 2015 of $404 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to a reduction in state tax rates used to value deferred taxes resulting from the Distribution of $16,941 and the tax benefits of the domestic production activities deduction of $1,049. These decreases were partially offset by state and local income taxes of $2,798 (net of federal benefit), and other items of $464.

Prior to the Distribution, the Company's collection for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. In connection with the reorganization transactions related to the Distribution, the tax recognition on most of these deferred revenues was accelerated to the date of the reorganization. The estimated amount of additional tax on the acceleration of such deferred revenue is approximately $152,000 and is reflected in income tax expense of discontinued operations for the three months ended September 30, 2015. However, as the related tax will be paid by the Company, and will not be reimbursed by MSG, it is reflected in income taxes payable in the accompanying consolidated balance sheet as of September 30, 2015.
Income tax expense attributable to continuing operations for the three months ended September 30, 2014 of $96,412 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $17,872, increases in state tax rates used to value deferred taxes due to the sale of Fuse of $4,133, and other items of $45. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction of $1,481 and tax return to book provision adjustment in connection with the filing of the Company's federal income tax return of $48.
During the third quarter of fiscal year 2015, the Internal Revenue Service notified the Company of its intent to review the federal income tax returns as filed for the tax year ended December 31, 2013. Fieldwork is ongoing.  The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
During the fourth quarter of fiscal year 2014, the State of New York commenced an examination of the Company's State of New York income tax returns as filed for the tax years ended December 31, 2010, 2011, and 2012. The examination is currently in fieldwork. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
During the fourth quarter of fiscal year 2015, the State of Connecticut commenced an examination of the Company's State of Connecticut income tax returns as filed for the tax years ended December 31, 2011, 2012, and 2013. The examination is currently nearing completion. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
Note 16. Concentration of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of September 30, 2015 and June 30, 2015 include amounts due from the following individual non-affiliated customers, which accounted for the noted percentages of the gross

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

balance:

	September 30, 2015	June 30, 2015
Customer A	32%	29%
Customer B	28%	25%
Customer C	19%	17%
Customer D	12%	11%
Revenues from continuing operations in the accompanying consolidated statements of operations for the three months ended September 30, 2015 and 2014 include amounts from the following individual non-affiliated customers, which accounted for the noted percentages of the total:

	September 30,
	2015	2014
Customer A	25%	24%
Customer B	22%	22%
Customer C	12%	11%
Revenues from continuing operations in the accompanying consolidated statements of operations include revenues from Cablevision of $39,778 and $40,199 for the three months September 30, 2015 and 2014, which represent 27% and 28%, respectively, of the total.
The accompanying consolidated balance sheets as of September 30, 2015 and June 30, 2015 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

Reported in	September 30, 2015	June 30, 2015
Prepaid expenses	$1,000	$1,000
Other current assets	2,000	2,000
Other assets	41,000	41,000
	$44,000	$44,000

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

•
the demand for our programming among cable television systems and satellite, telephone and other multichannel video programming distributors (“Distributors”) and the subscribers thereto, and our ability to renew affiliation agreements with Distributors, as well as the impact of consolidation among Distributors;

•
the level of our revenues, which depends in part on the popularity and competitiveness of the sports teams whose games are broadcast on our networks and the popularity of other content aired on our networks;

•	the ability of Distributors to maintain subscriber levels;

•	the impact of subscribers downgrading their programming packages to levels that do not include our programming services;

•	the security of our program signal and electronic data;

•	general economic conditions especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the demand for sponsorship arrangements and for advertising and viewer ratings for our programming;

•	competition, for example, from other regional sports networks;

•	the relocation or insolvency of professional sports teams with which we have a rights agreement;

•	our ability to maintain, obtain or produce content, together with the cost of such content;

•
the acquisition or disposition of assets and/or the impact of, and our ability to, successfully pursue acquisitions or other strategic transactions, and the operating and financial performance thereof (including those that we do not control);

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws and changes in such regulations or laws;

•	the impact of league rules, league regulations and/ or league agreements and changes thereto;

•	our substantial debt and high leverage;

•	reduced access to capital markets or significant increases in costs to borrow;

•	financial community perceptions of our business, operations, financial condition and the industry in which we operate;

•	the tax-free treatment of the Distribution; and

•	the factors described under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 2015.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the Company's unaudited consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2015 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “MSG Networks” or the “Company” refer collectively to MSG Networks Inc., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are actually conducted. The Company produces, develops and acquires content for multiple distribution platforms and is comprised principally of the Company's regional sports and entertainment networks, MSG Network and MSG+, collectively the “MSG Networks.”
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (formerly MSG Spinco, Inc., and referred to herein as “MSG”) (the “Distribution”). MSG owns, directly or indirectly, the sports and entertainment businesses previously owned and operated by the Company's Sports and Entertainment segments, owns, leases or operates the arenas and other venues previously owned, leased or operated by the Company and owns the joint venture interests previously owned by the Company. In the Distribution, each holder of the Company’s Class A common stock, par value $0.01 per share, of record as of the close of business, New York City time, on September 21, 2015 (the “Record Date”), received one share of MSG Class A common stock, par value $0.01 per share, for every three shares of the Company’s Class A common stock held on the Record Date. Each record holder of the Company’s Class B common stock, par value $0.01 per share, received one share of MSG Class B common stock, par value $0.01 per share, for every three shares of the Company's Class B common stock held on the Record Date. Subsequent to the Distribution, the Company no longer consolidates the financial results of MSG for the purpose of its own financial reporting and the historical financial results of MSG have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the Distribution Date.
After giving effect to the Distribution, the Company operates and reports financial information in one segment.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014, as well as certain contractual obligations.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses recently issued accounting pronouncements, as well as the results of the Company's annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2016. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2015 under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations
Comparison of the Three Months Ended September 30, 2015 versus the Three Months Ended September 30, 2014
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended September 30,				Increase (Decrease) in Net Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$148,147	100%	$142,670	100%	$5,477

Direct operating expenses	60,102	41%	45,651	32%	(14,451)
Selling, general and administrative expenses	41,118	28%	37,793	26%	(3,325)
Depreciation and amortization	4,679	3%	4,285	3%	(394)
Gain on sale of Fuse	—	NM	(162,414)	(114)%	(162,414)
Operating income	42,248	29%	217,355	152%	(175,107)
Other income (expense):
Interest expense, net	(1,321)	(1)%	(521)	NM	(800)
Income from continuing operations before income taxes	40,927	28%	216,834	152%	(175,907)
Income tax benefit (expense)	404	NM	(96,412)	(68)%	96,816
Income from continuing operations	41,331	28%	120,422	84%	(79,091)
Loss from discontinued operations, net of taxes	(161,017)	(109)%	(12,349)	(9)%	(148,668)
Net income (loss)	$(119,686)	(81)%	$108,073	76%	$(227,759)
_________________
NM – Percentage is not meaningful

Operating income for the quarters ended September 30, 2015 and 2014 reflect certain corporate overhead expenses that MSG Networks Inc. does not expect to incur in future periods, but do not meet the criteria for inclusion in discontinued operations. MSG Networks Inc. believes that had it operated as a standalone public company for the quarter ended September 30, 2015, that these expenses would have been lower by an estimated $27,000, including a total of $5,000 in share-based compensation and depreciation and amortization expenses.

Revenues
Revenues for the three months ended September 30, 2015 increased $5,477, or 4%, to $148,147 as compared with the prior year period. The net increase is attributable to the following:

Increase in affiliation fee revenue	$4,829
Decrease in advertising revenue	(83)
Other net increases	731
$5,477
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single digit percentage decrease in subscribers as compared with the prior year period.
Other net increases were primarily attributable to the recognition of revenue associated with certain services provided to Fuse Media, Inc.
Direct operating expenses

Direct operating expenses for the three months ended September 30, 2015 increased $14,451, or 32%, to $60,102 as compared with the prior year period due to higher rights fees expense of $14,019 and other programming-related cost increases of $432. The higher rights fees expense includes a $12,654 increase related to the new long-term media rights agreements with the New York Knicks ("Knicks") and New York Rangers ("Rangers"). In connection with the Distribution, the Company has entered into media rights agreements with the Knicks and the Rangers, which provide the Company with exclusive media rights to team games in their local markets. The Company expects to incur rights expense of approximately $130,000 under these media rights agreements for the year ending June 30, 2016, which will be approximately $49,000 more than the intercompany rights fee expense reflected in the Company's financial statements for the year ended June 30, 2015. See Note 3 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2015 increased $3,325, or 9%, to $41,118 as compared with the prior year period primarily due to higher corporate overhead costs. As discussed above, selling, general and administrative expenses include certain corporate overhead expenses that are not expected to be incurred by MSG Networks Inc. as a standalone public company going forward.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2015 increased $394, or 9%, to $4,679 as compared with the prior year period which includes higher depreciation expense on certain corporate property and equipment that was transferred to MSG in connection with the Distribution; but which did not meet the criteria for inclusion in discontinued operations.
Gain on sale of Fuse
Gain on sale of Fuse for the three months ended September 30, 2014 represents the Company's gain, net of transaction costs, from the sale which was completed on July 1, 2014 (see Note 5 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q).
Interest expense, net
Net interest expense for the three months ended September 30, 2015 increased $800, or 154%, to $1,321 as compared with the prior year period primarily due to the write-off of a portion of the deferred financing costs associated with the Company's Former Revolving Credit Facility and, to a lesser extent, interest expense, from September 28, 2015, incurred under the new Senior Secured Credit Facility.
Income taxes
Income tax benefit attributable to continuing operations for the three months ended September 30, 2015 of $404 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to a reduction in state tax rates used to value deferred taxes resulting from the Distribution of $16,941 and the tax benefits of the domestic production activities deduction of $1,049. These decreases were partially offset by state and local income taxes of $2,798 (net of federal benefit), and other items of $464.
Income tax expense attributable to continuing operations for the three months ended September 30, 2014 of $96,412 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $17,872, increases in state tax rates used to value deferred taxes due to the sale of Fuse of $4,133, and other items of $45. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction of $1,481 and tax return to book provision adjustment in connection with the filing of the Company's federal income tax return of $48.
Adjusted operating cash flow ("AOCF")
The Company evaluates its performance based on several factors, of which the key financial measure is operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits and (iv) gains or losses on sales or dispositions of businesses, which is referred to as AOCF, a non-GAAP measure. The Company has presented the components that reconcile AOCF to operating income (loss), an accepted GAAP measure.

The following is a reconciliation of operating income to AOCF:

	Three Months Ended		Increase (Decrease) in AOCF
	September 30,
	2015	2014
Operating income	$42,248	$217,355	$(175,107)
Share-based compensation	4,247	2,376	1,871
Depreciation and amortization	4,679	4,285	394
Gain on sale of Fuse	—	(162,414)	162,414
AOCF	$51,174	$61,602	$(10,428)
AOCF for the three months ended September 30, 2015 decreased $10,428, or 17%, to $51,174 as compared with the prior year period primarily driven by a increase in direct operating expenses partially offset by an increase in revenues, as discussed above.
As discussed above, results from continuing operations for the quarters ended September 30, 2015 and 2014 reflect a higher level of corporate overhead expenses than MSG Networks Inc. expects to incur going forward. MSG Networks Inc. believes that had it operated as a standalone public company for the quarter ended September 30, 2015, operating expenses would have been lower by an estimated $27,000, including a total of $5,000 in share-based compensation and depreciation and amortization expenses.
Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our $250,000 revolving credit facility with a syndicate of lenders (see “Financing Agreements - Senior Secured Credit Facilities” below). Our principal uses of cash include working capital-related items, capital spending, taxes and debt service. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. Also in connection with the Distribution, the Company expects to make a one-time tax payment of approximately $152,000 in the third quarter of fiscal 2016 related to certain historical activities of its former subsidiary, The Madison Square Garden Company.
We believe we have sufficient liquidity, including approximately $213,000 in cash and cash equivalents as of September 30, 2015, along with available borrowing capacity under our revolving credit facility combined with operating cash flows to fund our business operations and service our term loans outstanding (see “Financing Agreements - Senior Secured Credit Facility - Term Loan Facility” below) over the next twelve months. However, potential subscriber reductions at affiliates who distribute our networks and changes in the demand for our programming, advertising revenues, our ability to maintain, obtain or produce content and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
On October 27, 2014, the Company's Board of Directors authorized the repurchase of up to $500,000 of the Company's Class A Common Stock. Under the authorization, shares of Class A Common Stock were able to be purchased from time to time in open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations. Since the authorization of the repurchase program through September 30, 2015, the Company repurchased 3,159,027 shares, which are determined based on the settlement date of such trades, for a total cost of $240,744, including commissions and fees. These acquired shares have been classified as treasury stock in the Company's consolidated balance sheet. On September 11, 2015, the Company's Board of Directors terminated the repurchase authorization effective as of the Distribution Date.
Financing Agreements
Former Revolving Credit Facility
On May 6, 2014, MSGN Holdings, L.P., formerly MSG Holdings, L.P., (“MSGN L.P.”) and certain of its subsidiaries entered into a credit agreement with a syndicate of lenders providing for a senior secured revolving credit facility of $500,000 with a term of five years (the “Former Revolving Credit Facility”). In connection with the Distribution, MSGN L.P. terminated the Former

Revolving Credit Facility effective on September 28, 2015.

Senior Secured Credit Facilities
On September 28, 2015, MSGN L.P., MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P. (“MSGN Eden”), Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders.
The Credit Agreement provides MSGN L.P. with senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of: (a) an initial $1,550,000 term loan facility (the “Term Loan Facility”) and (b) a $250,000 revolving credit facility (the “Revolving Credit Facility”), each with a term of five years. In connection with the Distribution, $1,450,000 of the proceeds from the Term Loan Facility was contributed to MSG immediately following the closing of the Senior Secured Credit Facilities. The remainder of the proceeds from the Term Loan Facility were used by MSGN L.P. to pay for certain fees and expenses associated with the Distribution and the Senior Secured Credit Facilities and will be used to fund working capital needs and other general corporate purposes of MSGN L.P. The Revolving Credit Facility was undrawn as of September 30, 2015 and will be available to fund working capital needs and other general corporate purposes of MSGN L.P. Up to $35,000 of the Revolving Credit Facility is available for the issuance of letters of credit.
The Credit Agreement generally requires MSGN L.P. to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from and after October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities, MSGN L.P. and the restricted subsidiaries of MSGN L.P. As of September 30, 2015, MSGN L.P. was in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2015, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. MSGN L.P. will be required to make its first principal payment of $50,000 on or before March 31, 2016, which will reduce the principal amount of the initial Term Loan Facility for subsequent amortization. The initial Term Loan Facility will amortize quarterly in accordance with their terms from June 30, 2016 through June 30, 2020 with a final maturity date on September 28, 2020.

See Note 8 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.

Contractual Obligations

As of September 30, 2015, future cash payments required under contracts entered into by the Company in the normal course of business, including future minimum rental payments under leases having noncancelable initial lease terms in excess of one year, are as follows:

	Total	Remainder of the current fiscal year	Fiscal years 2-3	Fiscal years 4-5	Thereafter
Contractual Obligations	$4,699,810	$199,304	$416,633	$432,999	$3,650,874

Contractual obligations above consist primarily of the Company's obligations related to professional team rights, which were acquired under license agreements, to telecast certain live sporting events.

In connection with the Distribution, certain contractual obligations, principally those that the Company had under employment agreements with its professional sports teams' personnel and long-term noncancelable operating lease agreements for entertainment venues and certain office and storage space, were transferred to MSG.

In addition, see Note 8 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q for the principal repayments required under the Company's Term Loan Facility.

Cash Flow Discussion

Operating Activities from continuing operations
Net cash provided by operating activities from continuing operations for the three months ended September 30, 2015 increased by $64,977 to $78,849 as compared with the prior year period primarily driven by lower income taxes paid and a positive working capital contribution of $32,500 relating to the timing of the current year’s rights payments to MSG under the new Knicks and Rangers media rights agreements.
Investing Activities from continuing operations
Net cash used in investing activities from continuing operations for the three months ended September 30, 2015 was $1,450 as compared with net cash provided by investing activities from continuing operations in the prior year period of $227,516. This change is primarily due to proceeds received during the prior year period from the sale of Fuse.
Financing Activities from continuing operations
Net cash used in financing activities from continuing operations for the three months ended September 30, 2015 increased by $23,154 to $29,187 as compared with the prior year period primarily due the cash contribution to MSG and the repurchases of the Company's Class A Common Stock in the current year period largely offset by the proceeds from the Term Loan Facility received in the current year period.
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the FASB Accounting Standards Codification (“ASC”) to require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. In August 2015, the FASB issued ASU No. 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. These standards were adopted by the Company in the first quarter of fiscal year 2016. See Note 8 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q for the presentation of the Company's deferred financing costs in accordance with these standards. There was no impact to the prior year consolidated financial statements as the Company's historical deferred financing costs pertaining to its revolving credit facility were presented as assets as permitted under ASU No. 2015-15.

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
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40):   Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement , which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the cost as the services are received. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption is permitted. This standard may be adopted retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Critical Accounting Policies
The following discussion has been included only to provide the results of our annual impairment testing of goodwill and identifiable indefinite-lived intangible assets performed during the first quarter of fiscal year 2016. Accordingly, we have not repeated herein a discussion of the Company's critical accounting policies as set forth in our Annual Report on Form 10-K for the year ended June 30, 2015.
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. After giving effect to the Distribution, the Company has one reporting unit for evaluating goodwill impairment. The goodwill balance reported on the Company's balance sheet as of September 30, 2015 is $424,508.
During the quarter ended September 30, 2015, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified, including the goodwill of the MSG Entertainment and MSG Sports reporting units that was transferred to MSG as a part of Distribution. Based on these impairment tests, there was sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit). The Company believes that if the fair value of a reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
The Company elected to perform the qualitative assessment of impairment for the Media and Sports reporting units. This assessment considered factors such as:

•	Macroeconomic conditions;

•	Industry and market considerations;

•	Cost factors;

•	Overall financial performance of the reporting unit;

•	Other relevant company-specific factors such as changes in management, strategy or customers; and

•	Relevant reporting unit specific events such as changes in the carrying amount of net assets.
The Company performed the quantitative assessment of impairment for the Company's former MSG Entertainment reporting unit. The estimate of the fair value of the MSG Entertainment reporting unit was primarily determined using discounted projected future cash flows. For MSG Entertainment, this valuation includes assumptions for the number and expected financial performance of live entertainment events and productions, which includes, but is not limited to, the level of ticket sales, concessions and sponsorships. Significant judgments inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. During the quarter ended September 30, 2015, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, all of which were transferred to MSG in connection with the Distribution, and there was no impairment identified.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures on this matter made in the Company's Annual Report on Form 10-K for the year ended June 30, 2015 except the following:
Our market risk exposure to interest rate risk relates to any borrowing we may incur.
Borrowings under our Credit Agreement bear interest, based on our election, at a floating rate based upon LIBOR, the U.S. Federal Funds Rate or the U.S. Prime Rate, plus, in each case, an additional rate which is fixed for an initial period of time and thereafter dependent upon our total leverage ratio at the time, and thus principal values outstanding approximate fair value. Accordingly, we are subject to interest rate risk with respect to the tenor of any borrowings we may incur under the Credit Agreement. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing at September 30, 2015 and continuing for a full year would increase interest expense of our Term Loan Facility amount outstanding by $15,162. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments that qualify for hedge accounting treatment. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Agreements” for more information on our Credit Agreement.
We have de minimis foreign currency risk exposure as our businesses operate almost entirely in U.S. Dollars, nor do we have any meaningful commodity risk exposures associated with our operations.
Item 4. Controls and Procedures
The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective as of September 30, 2015, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
Changes in Internal Control Over Financial Reporting
Following the Distribution, the Company pursuant to a transition services arrangement began outsourcing to The Madison Square Garden Company certain business functions that were previously performed by internal resources. These included activities related to information technology, accounting, accounts payable, payroll, tax, legal, human resources, treasury, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. The Company continues to review and document its internal controls over financial reporting, and may, from time to time, make changes aimed at enhancing their effectiveness.
Other than those noted above, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about the Company's repurchases of stock that were made during the three months ended September 30, 2015 (amounts are presented in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	$—	—	$359,319
August 1, 2015 - August 31, 2015	1,336	$74.86	1,336	$259,319
September 1, 2015 - September 30, 2015	—	$—	—	$—
Total	1,336	$74.86	1,336
_________________

(a)
The Company first announced its stock repurchase program on October 27, 2014 authorized by the Company's Board of Directors for Class A Common Stock repurchases up to $500,000. Under the authorization, shares of Class A Common Stock were able to be purchased from time to time in open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. On September 11, 2015, the Company's Board of Directors terminated its share repurchase program authorization effective as of the Distribution Date. Total number of shares purchased are based on the settlement date of such trades.

(b)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

 Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
MSG Networks Inc. Policy Concerning Certain Matters Relating to The Madison Square Garden Company (Formerly MSG Spinco, Inc.) and AMC Networks Inc. Including Responsibilities of Overlapping Directors and Officers.

10.2	Employment Agreement dated September 11, 2015 between The Madison Square Garden Company (to be renamed MSG Networks Inc.) and Dawn Darino-Gorski.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of November, 2015.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President and
Chief Financial Officer