Form 10-Q
period 2015-12-31
MSG NETWORKS INC.
filed 2016-02-05
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of January 29, 2016:

Class A Common Stock par value $0.01 per share	—	61,226,341
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except per share data)

	December 31, 2015	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$237,833	$203,768
Restricted cash	—	9,003
Accounts receivable, net	85,740	85,610
Net related party receivables	43,784	27,324
Prepaid expenses	12,135	43,238
Other current assets	2,093	3,514
Current assets of discontinued operations	—	125,896
Total current assets	381,585	498,353
Property and equipment, net	15,963	19,514
Amortizable intangible assets, net	45,853	47,583
Goodwill	424,508	424,508
Other assets	43,080	46,274
Non-current assets of discontinued operations	—	1,983,597
Total assets	$910,989	$3,019,829
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$1,958	$11,359
Net related party payables	25,463	420
Current portion of long-term debt	88,664	—
Income taxes payable	127,414	—
Accrued liabilities:
Employee related costs	6,828	19,504
Other accrued liabilities	19,798	18,101
Deferred revenue	8,077	4,971
Current liabilities of discontinued operations	—	520,179
Total current liabilities	278,202	574,534
Long-term debt, net of current portion	1,449,052	—
Defined benefit and other postretirement obligations	29,168	28,476
Other employee related costs	4,690	5,318
Related party payable	1,652	—
Other liabilities	3,850	5,951
Deferred tax liability	358,244	351,734
Non-current liabilities of discontinued operations	—	330,294
Total liabilities	2,124,858	1,296,307
Commitments and contingencies (see Note 9)
Stockholders' Equity (Deficiency):
Class A Common stock, par value $0.01, 360,000 shares authorized; 61,226 and 62,207 shares outstanding as of December 31, 2015 and June 30, 2015, respectively	643	643
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of December 31, 2015 and June 30, 2015	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	—	1,084,002
Treasury stock, at cost, 3,033 and 2,052 shares as of December 31, 2015 and June 30, 2015, respectively	(217,812)	(143,250)
Retained earnings (accumulated deficit)	(991,014)	807,563
Accumulated other comprehensive loss	(5,822)	(25,572)
Total stockholders' equity (deficiency)	(1,213,869)	1,723,522
Total liabilities and stockholders' equity (deficiency)	$910,989	$3,019,829

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenues (including related party revenues of $41,673 and $42,129 for the three months ended December 31, 2015 and 2014, respectively, and $82,122 and $82,344 for the six months ended December 31, 2015 and 2014, respectively)	$169,931	$166,220	$318,078	$308,890

Direct operating expenses (including related party expenses of $34,619 and $21,867 for the three months ended December 31, 2015 and 2014, respectively, and $68,273 and $43,008 for the six months ended December 31, 2015 and 2014, respectively)	71,547	59,122	131,649	104,773
Selling, general and administrative expenses (including related party expenses of $10,420 and $1,523 for the three months ended December 31, 2015 and 2014, respectively, and $11,327 and $3,148 for the six months ended December 31, 2015 and 2014, respectively)	22,370	44,012	63,488	81,805
Depreciation and amortization	3,091	4,445	7,770	8,730
Gain on sale of Fuse (see Note 5)	—	(23,764)	—	(186,178)
Operating income	72,923	82,405	115,171	299,760
Other income (expense):
Interest income	548	515	1,084	1,000
Interest expense	(9,712)	(1,042)	(11,569)	(2,048)
	(9,164)	(527)	(10,485)	(1,048)
Income from continuing operations before income taxes	63,759	81,878	104,686	298,712
Income tax expense	(29,709)	(32,962)	(29,305)	(129,374)
Income from continuing operations	34,050	48,916	75,381	169,338
Income (loss) from discontinued operations, net of taxes	(137)	12,314	(161,154)	(35)
Net income (loss)	$33,913	$61,230	$(85,773)	$169,303
Earnings (loss) per share:
Basic
Income from continuing operations	$0.45	$0.63	$1.00	$2.18
Income (loss) from discontinued operations	—	0.16	(2.14)	—
Net income (loss)	$0.45	$0.79	$(1.14)	$2.18
Diluted
Income from continuing operations	$0.45	$0.63	$1.00	$2.16
Income (loss) from discontinued operations	—	0.15	(2.13)	—
Net income (loss)	$0.45	$0.78	$(1.13)	$2.16
Weighted-average number of common shares outstanding:
Basic	74,959	77,727	75,240	77,611
Diluted	75,373	78,252	75,639	78,271
See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income (loss)	$33,913	$61,230	$(85,773)	$169,303
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$—	$—	$(602)	$—
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	125	571	501	1,142
Amortization of net prior service credit included in net periodic benefit cost	(11)	(29)	(28)	(58)
Other comprehensive income (loss) before income taxes	114	542	(129)	1,084
Income tax expense related to items of other comprehensive income (loss)	(47)	(234)	(527)	(465)
Other comprehensive income (loss)	67	308	(656)	619
Comprehensive income (loss)	$33,980	$61,538	$(86,429)	$169,922

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended
	December 31,
	2015	2014
Cash flows from operating activities from continuing operations:
Net income (loss)	$(85,773)	$169,303
Loss from discontinued operations, net of taxes	161,154	35
Income from continuing operations	75,381	169,338
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	7,770	8,730
Amortization of deferred financing costs	1,732	800
Share-based compensation expense	6,899	8,002
Excess tax benefit on share-based awards	(4,420)	(10,245)
Gain on sale of Fuse, before income taxes	—	(186,178)
Change in income taxes payable and deferred income taxes related to the sale of Fuse	—	29,066
Provision for doubtful accounts	430	123
Change in assets and liabilities:
Accounts receivable, net	(560)	(6,726)
Net related party receivables	(15,829)	480
Prepaid expenses and other assets	12,235	3,799
Accounts payable	(9,401)	6,414
Net related party payables, including payable to MSG	24,455	503
Income taxes payable, excluding the impact of the change in income taxes payable related to the sale of Fuse	38,190	9,595
Accrued and other liabilities	(10,649)	(9,615)
Deferred revenue	3,106	(1,021)
Deferred income taxes, excluding the impact of the change in deferred income taxes related to the sale of Fuse	(10,479)	6,645
Net cash provided by operating activities from continuing operations	118,860	29,710
Cash flows from investing activities from continuing operations:
Capital expenditures	(1,950)	(2,859)
Proceeds from sale of Fuse, net of transaction costs (see Note 5)	—	228,063
Net cash provided by (used in) investing activities from continuing operations	(1,950)	225,204
Cash flows from financing activities from continuing operations:
Proceeds from Term Loan Facility (see Note 8)	1,550,000	—
Cash distributed with MSG	(1,467,093)	—
Payments for financing costs	(9,860)	(70)
Proceeds from stock option exercises	98	308
Repurchases of common stock	(100,027)	(1,398)
Taxes paid in lieu of shares issued for equity-based compensation	(11,114)	(16,416)
Excess tax benefit on share-based awards	4,420	10,245
Net cash used in financing activities from continuing operations	(33,576)	(7,331)
Net cash provided by continuing operations	83,334	247,583
Cash flows of discontinued operations
Net cash provided by operating activities	4,224	85,335
Net cash used in investing activities	(68,410)	(46,249)
Net cash used in financing activities	—	—
Net cash provided by (used) in discontinued operations	(64,186)	39,086
Cash and cash equivalents at beginning of period, including cash in both continuing operations and discontinued operations	218,685	92,251
Cash and cash equivalents at end of period	$237,833	$378,920
Supplemental Data:
Income taxes paid, net	$193	$83,499
Interest paid for Revolving Credit Facility	8,922	—
Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid for continuing operations	$560	$808
Non-cash net assets of MSG transferred in connection with the Distribution	1,285,658	—
See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2015	$779	$1,084,002	$(143,250)	$807,563	$(25,572)	$1,723,522
Net loss	—	—	—	(85,773)	—	(85,773)
Other comprehensive loss	—	—	—	—	(656)	(656)
Comprehensive loss						(86,429)
Exercise of stock options	—	(4,633)	5,390	—	—	757
Share-based compensation	—	7,753	—	—	—	7,753
Tax withholding associated with shares issued for equity-based compensation	—	(11,114)	—	—	—	(11,114)
Excess tax benefit on share-based awards	—	8,586	—	(4,166)	—	4,420
Repurchases of common stock	—	—	(100,027)	—	—	(100,027)
Shares issued upon distribution of Restricted Stock Units	—	(16,626)	20,075	(3,449)	—	—
Distribution of The Madison Square Garden Company	—	(1,067,968)	—	(1,705,189)	20,406	(2,752,751)
Balance as of December 31, 2015	$779	$—	$(217,812)	$(991,014)	$(5,822)	$(1,213,869)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2014	$775	$1,081,055	$(7,537)	$552,862	$(22,711)	$1,604,444
Net income	—	—	—	169,303	—	169,303
Other comprehensive income	—	—	—	—	619	619
Comprehensive income						169,922
Exercise of stock options	1	280	—	—	—	281
Share-based compensation	—	10,644	—	—	—	10,644
Tax withholding associated with shares issued for equity-based compensation	—	(16,416)	—	—	—	(16,416)
Excess tax benefit on share-based awards	—	10,245	—	—	—	10,245
Repurchases of common stock	—	—	(1,398)	—	—	(1,398)
Shares issued upon distribution of Restricted Stock Units	3	(406)	403	—	—	—
Balance as of December 31, 2014	$779	$1,085,402	$(8,532)	$722,165	$(22,092)	$1,777,722

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
Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2015. The financial statements as of December 31, 2015 and for the three and six months ended December 31, 2015 and 2014 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.
Reclassifications
Certain amounts reported for the prior period in the accompanying unaudited financial statements have been reclassified in order to conform to the current period’s presentation. Assets and liabilities related to the Distribution on the Company's consolidated balance sheet as of June 30, 2015 have been reclassified as assets and liabilities of discontinued operations (See Note 3 for further details). All assets and liabilities related to discontinued operations are excluded from the footnotes unless otherwise noted. In addition, the historical results of MSG have been reflected in the accompanying statements of operations for the three and six months ended December 31, 2014 as discontinued operations.
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, tax accruals and other

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
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
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the FASB Accounting Standards Codification (“ASC”) to require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. These standards were adopted by the Company in the first quarter of fiscal year 2016. See Note 8 for the presentation of the Company's deferred financing costs in accordance with these standards. There was no impact to the prior year consolidated financial statements as the Company's historical deferred financing costs pertaining to its revolving credit facility were presented as assets as permitted under ASU No. 2015-15.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which eliminates the requirement to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. The Company early adopted this ASU in the second quarter of fiscal year 2016. There was no impact to the prior year financial statements as a result of this adoption.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Discontinued Operations
As a result of the Distribution, the results of the Company’s MSG operations through the Distribution Date, as well as transaction costs related to the Distribution, have been classified in the consolidated statements of operations as discontinued operations for all periods presented. No gain or loss was recognized in connection with the Distribution. Operating results of discontinued operations for the three and six months ended December 31, 2015 and 2014 are summarized below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenues (1)	$—	$396,814	$150,381	$515,730
Direct operating expenses	—	269,166	71,320	337,042
Selling, general and administrative expenses	137	48,552	57,824	85,645
Depreciation and amortization	—	23,800	23,772	57,116
Operating income (loss)	(137)	55,296	(2,535)	35,927
Equity in earnings (loss) of equity-method investments	—	(30,151)	2,679	(32,755)
Interest income	—	426	635	875
Interest expense	—	(620)	(540)	(1,276)
Miscellaneous income	—	1,280	—	1,360
Income (loss) from discontinued operations before income taxes	(137)	26,231	239	4,131
Income tax expense	—	(13,917)	(161,393)	(4,166)
Income (loss) from discontinued operations, net of taxes	$(137)	$12,314	$(161,154)	$(35)

(1)
Revenues for the six months ended December 31, 2015 and for the three and six months ended December 31, 2014 include media rights recognized as revenues by MSG from the licensing of team-related programming to the Company that prior to the Distribution were eliminated in consolidation. However, these amounts are now reflected as revenues in the income (loss) from discontinued operations line with the offsetting expense in direct operating expenses, within continuing operations, in the accompanying statements of operations.

Amounts for the three and six months ended December 31, 2014 presented above differ from historically reported results for the Company's Sports and Entertainment segments due to certain reclassifications and adjustments made to corporate overhead costs for purposes of discontinued operations reporting.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The assets and liabilities of MSG have been classified in the consolidated balance sheet as of June 30, 2015 as assets and liabilities of discontinued operations and consist of the following, by major class:

June 30, 2015
Cash and cash equivalents	$14,917
Accounts receivable, net	51,133
Other current assets	59,846
Current assets of discontinued operations	125,896

Investments and loans to nonconsolidated affiliates	249,394
Property and equipment, net	1,188,705
Goodwill	277,166
Intangible assets, net	189,174
Other non-current assets	79,158
Non-current assets of discontinued operations	1,983,597

Accounts payable and accrued liabilities	196,423
Deferred revenue	323,756
Current liabilities of discontinued operations	520,179

Defined benefits and other postretirement obligations	56,740
Other employee related costs	51,687
Deferred tax liability	171,928
Other non-current liabilities	49,939
Non-current liabilities of discontinued operations	330,294
Net assets of discontinued operations	$1,259,020

The following table summarizes the net impact of the Distribution to Company's stockholders' equity (deficiency):

Decrease in additional paid-in capital	$(1,067,968)
Decrease in retained earnings	(1,705,189)
Decrease in accumulated other comprehensive loss	20,406
$(2,752,751)
Note 4. Computation of Earnings (Loss) per Common Share
Basic earnings (loss) per common share (“EPS”) is based upon net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units (“RSUs”) and exercise of stock options only in the periods in which such effect would have been dilutive.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Weighted-average number of shares for basic EPS	74,959	77,727	75,240	77,611
Dilutive effect of shares issuable under share-based compensation plans	414	525	399	660
Weighted-average number of shares for diluted EPS	75,373	78,252	75,639	78,271
Anti-dilutive shares	—	—	—	7
Note 5. Disposition
On July 1, 2014, the Company completed its sale of Fuse, a national music television network, to Fuse Media, Inc. for a cash purchase price of $231,995 and a 15% equity interest of approximately $24,000 in Fuse Media, LLC (“Fuse Media”). Upon satisfaction of certain performance goals, the Company recognized its interest in Fuse Media, and finalized a working capital adjustment during the second quarter of fiscal year 2015. The Company recorded a pre-tax gain on the sale of Fuse, which is reflected in operating income in the accompanying consolidated statements of operations for the three and six months ended December 31, 2014, of $23,764 and $186,178 (net of transaction costs of $3,932), respectively.
The equity interest in Fuse Media was transferred to MSG in connection with the Distribution.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Goodwill and Intangible Assets
The goodwill balance reported on the Company's balance sheet as of December 31, 2015 and June 30, 2015, is $424,508. During the first quarter of fiscal year 2016, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified, including the goodwill of the MSG Entertainment and MSG Sports reporting units that was transferred to MSG as a part of Distribution.
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, all of which were transferred to MSG in connection with the Distribution, and there was no impairment identified.
The Company's intangible assets subject to amortization are as follows:

	December 31, 2015	June 30, 2015
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(37,191)	(35,461)
	$45,853	$47,583

Amortization expense for intangible assets was $865 for the three months ended December 31, 2015 and 2014, respectively, and $1,730 for the six months ended December 31, 2015 and 2014, respectively.
Note 7. Property and Equipment
As of December 31, 2015 and June 30, 2015, property and equipment consisted of the following assets:

	December 31, 2015	June 30, 2015
Equipment	$46,992	$43,277
Furniture and fixtures	1,740	1,723
Leasehold improvements	19,644	19,645
Construction in progress	391	3,103
	68,767	67,748
Less accumulated depreciation and amortization	(52,804)	(48,234)
	$15,963	$19,514
Depreciation and amortization expense on property and equipment was $2,226 and $3,580 for the three months ended December 31, 2015 and 2014, respectively, and $6,040 and $7,000 for the six months ended December 31, 2015 and 2014, respectively, which includes depreciation expense on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not qualify for discontinued operations reporting.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Subject to the satisfaction of certain conditions and limitations, the Credit Agreement allows for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans. Borrowings under the Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (a) base rate, representing the higher of: (i) the New York Fed Bank Rate plus 0.50%; (ii) the U.S. Prime Rate; or (iii) the one-month LIBOR rate plus 1.00%, plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a total leverage ratio) (the “Base Rate”), or (b) a Eurodollar rate plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a total leverage ratio) (the “Eurodollar Rate”), provided that for the period until the delivery of the compliance certificate for the period ending March 31, 2016, the additional rate used in calculating both floating rates will be (i) 1.00% per annum for borrowings bearing interest at the Base Rate, and (ii) 2.00% per annum for borrowings bearing interest at the Eurodollar Rate. Upon a payment default in respect of principal, interest or other amounts due and payable under the Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The Credit Agreement requires MSGN L.P. pay a commitment fee of 0.30% in respect of the average daily unused commitments, as well as fronting fees, to banks that issue letters of credit pursuant to the Revolving Credit Facility.
The Credit Agreement generally requires MSGN L.P. to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from and after October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities, MSGN L.P. and the restricted subsidiaries of MSGN L.P. As of December 31, 2015, MSGN L.P. was in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2015, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000.
As of December 31, 2015, the principal repayments required for the next five years under the Term Loan Facility are as follows:

Year 1	$91,250
Year 2	75,000
Year 3	75,000
Year 4	88,125
Year 5	1,220,625
$1,550,000
All obligations under the Credit Agreement are guaranteed by the Holdings Entities and MSGN L.P.’s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries (the “Subsidiary Guarantors,” and together with the Holdings Entities, the “Guarantors”). All obligations under the Credit Agreement, including the guarantees of those obligations, are secured by certain of the assets of MSGN L.P. and each Guarantor (collectively, “Collateral”), including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the Holdings Entities and the equity interests in each Subsidiary Guarantor held directly or indirectly by MSGN L.P. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurodollar loans). MSGN L.P. is required to make mandatory prepayments in certain circumstances, including without limitation from the net cash proceeds of certain sales of assets (including Collateral) or casualty insurance and/or condemnation recoveries (subject to

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

certain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.
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
The Company is amortizing its deferred financing costs on a straight-line basis over the five-year term of the Senior Secured Credit Facilities which approximates the effective interest method. The following table summarizes the presentation of the Term Loan Facility and the deferred financing costs in accordance with ASU No. 2015-03 and ASU No. 2015-15 (see note 2) in the accompanying consolidated balance sheet as of December 31, 2015:

Reported in	Term Loan Facility	Deferred Financing Costs	Total
Other current assets	$—	$417	$417
Other assets	—	1,564	1,564
Current portion of long-term debt (1)	91,250	2,586	88,664
Long-term debt, net of current portion (1)	1,458,750	9,698	1,449,052
Total	$1,550,000	$14,265	$1,539,697
(1)     Amount presented in the Total column is on a net basis.
Note 9. Commitments and Contingencies
Commitments
As of December 31, 2015, future cash payments required under contracts entered into by the Company in the normal course of business, including future minimum rental payments under leases having noncancelable initial lease terms in excess of one year, are as follows:

	Total	Remainder of the current fiscal year	Fiscal years 2-3	Fiscal years 4-5	Thereafter
Contractual Obligations	$4,653,820	$141,307	$428,484	$433,144	$3,650,885

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

MSG NETWORKS INC.
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
The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
December 31, 2015
Assets:
Money market accounts	$144,506	$—	$—	$144,506
Time deposits	93,319	—	—	93,319
Total assets measured at fair value	$237,825	$—	$—	$237,825
June 30, 2015
Assets:
Money market accounts	$89,062	$—	$—	$89,062
Time deposits	113,227	—	—	113,227
Total assets measured at fair value	$202,289	$—	$—	$202,289
Money market accounts and time deposits are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company's money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company's long-term debt (see note 8) was approximately $1,526,750 as of December 31, 2015. The Company's long-term debt is classified within level 2 of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can also be derived from inputs that are readily observable.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Cash Balance Plans, Excess Plan and Union Plans are collectively referred to as the “Pension Plans.”

The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 who are eligible to commence receipt of early or normal Retirement Plan benefits under the MSG Cash Balance Pension Plan and their dependents, as well as certain union employees (“Postretirement Plan”).
As a result of the Distribution, the assets and liabilities of the MSG Cash Balance Pension Plan and one of the Union Plans have been transferred to MSG. In addition, the following have been transferred to MSG: Liabilities related to (1) current MSG employees who are active participants in the Excess Plan and/or the unfunded non-contributory non-qualified excess cash balance plan, (2) current MSG employees who are eligible for participation in the Postretirement Plan, and (3) former MSG employees who are retired participants in the Postretirement Plan. The Company has retained liabilities related to (1) its current employees and former employees of the Company or MSG who are active participants in the Excess Plan and/or the unfunded non-contributory non-qualified excess cash balance plan, (2) its current employees who are eligible for participation in the Postretirement Plan, (3) its former employees who are retired participants in the Postretirement Plan, and (4) the Union Plan that was not transferred to MSG.
Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan recognized in direct operating expenses, selling, general and administrative expenses, and Income (loss) from discontinued operations in the accompanying consolidated statements of operations for the three and six months ended December 31, 2015 and 2014 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Service cost	$121	$1,738	$18	$61
Interest cost	438	1,979	32	93
Expected return on plan assets	(110)	(916)	—	—
Recognized actuarial loss (a)	125	565	—	6
Amortization of unrecognized prior service cost (credit) (a)	—	6	(11)	(35)
Net periodic benefit cost	$574	$3,372	$39	$125

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Service cost	$1,742	$3,476	$68	$122
Interest cost	2,563	3,958	123	186
Expected return on plan assets	(960)	(1,832)	—	—
Recognized actuarial loss (a)	501	1,130	—	12
Amortization of unrecognized prior service cost (credit) (a)	14	12	(42)	(70)
Net periodic benefit cost	$3,860	$6,744	$149	$250
(a) Reflects amounts reclassified from accumulated other comprehensive loss.

Amounts presented in the table above include net periodic benefit cost related to continued operations of $613 and $1,488 for the three months ended December 31, 2015 and 2014, respectively, and $2,004 and $2,970 for the six months ended December 31, 2015 and 2014, respectively. The net periodic benefit cost related to discontinued operations is $2,009 for the

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

three months ended December 31, 2014, and $1,895 and $4,024 for the six months ended December 31, 2015 and 2014, respectively.
In addition, prior to the Distribution, the Company sponsored the MSG Holdings, L.P. 401(k) Savings Plan (the "MSG Savings Plan") and the MSG Holdings, L.P. Excess Savings Plan ("Excess Savings Plan", together with the MSG Savings Plan, the "Savings Plans"). Expenses related to the Savings Plans included in the accompanying consolidated statements of operations for the three and six months ended December 31, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Continuing Operations	$—	$287	$334	$614
Discontinued Operations	—	583	652	1,153
Total Savings Plan Expense	$—	$870	$986	$1,767
In addition, prior to the Distribution, the Company sponsored the MSG Holdings, L.P. 401(k) Union Plan (the "MSG Union Savings Plan"). Expenses related to the MSG Union Plan included in the accompanying consolidated statements of operations were $112 for the three months ended December 31, 2014, and $18 and $124 for the six months ended December 31, 2015 and 2014, respectively. These amounts have been classified in the consolidated statements of operations as discontinued operations for all periods presented.
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

In connection with the Distribution, each holder of an employee restricted stock unit ("RSU") that was granted prior to July 1, 2015 received one MSG RSU in respect of every three RSUs owned on the Record Date and continues to be entitled to a share of the Company's Class A Common Stock (or cash or other property) for each RSU in accordance with the existing award agreement. In connection with the Distribution, each employee RSU that was granted after July 1, 2015 was adjusted in accordance with its terms, such that (1) each holder who remained employed by the Company following the Distribution continued to hold Company RSUs, with the number of RSUs adjusted to reflect the Distribution to maintain the value of the RSUs, and (2) each holder who MSG employed following the Distribution received MSG RSUs of the same value as the Company RSUs, and the original Company RSUs were canceled. Any holder of RSUs granted after July 1, 2015 who was employed by both MSG and the Company following the Distribution continues to hold the Company's RSUs, adjusted to reflect the Distribution, and received MSG RSUs in connection with the Distribution, so that the Company's RSUs represent 30% of the value of the original awards and MSG RSUs represent 70% of the value of the original RSU award.

Also in connection with the Distribution, one share of MSG Class A Common Stock was issued under the MSG 2015 Non-Employee Director Plan in respect of every three RSUs outstanding under the Company’s Non-Employee Director Plan.

In connection with the Distribution, each option to purchase the Company's Class A Common Stock became two options: one option to acquire MSG Class A Common Stock and one option to acquire the Company's Class A Common Stock. The existing exercise price was allocated between the existing options and the new MSG options based upon the volume-weighted average prices of the MSG Class A Common Stock and the Company's Class A Common Stock over the ten trading days immediately following the Distribution as reported by Bloomberg Business, and the underlying share amount took into account the one-to-

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

three distribution ratio (i.e., one share of MSG Class A Common Stock was issued for every three shares of the Company's Class A Common Stock). Other than the split of the options and the allocation of the existing exercise price, there were no additional adjustments to the existing options in connection with the Distribution and the terms of each employee’s applicable option award agreement will continue to govern the Company's options.

The Company's stock options/RSUs held by MSG, Cablevision and AMC Networks Inc. (“AMC Networks”) employees will not be expensed by the Company; however, such stock options/RSUs do have a dilutive effect on earnings (loss) per share available to the Company's common stockholders.
Share-based compensation expense reduced for estimated forfeitures for continuing operations was $2,652 and $5,626 for the three months ended December 31, 2015 and 2014, respectively, and $6,899 and $8,002 for the six months ended December 31, 2015 and 2014, respectively. Share-based compensation expense for continuing operations is presented within selling, general and administrative expenses and direct operating expenses. Share-based compensation expense for discontinued operations was $1,401 for the three months ended December 31, 2014 and $808 and $2,642 for the six months ended December 31, 2015 and 2014, respectively
Stock Options Award Activity
The following table summarizes activity relating to holders (including Company, MSG, Cablevision and AMC Networks employees and directors) of the Company's stock options, all of which were exercisable, for the six months ended December 31, 2015:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years) (1)	Aggregate Intrinsic Value
	Nonperformance Based Vesting Options	Performance Based Vesting Options
Balance as of June 30, 2015	128	17	$12.44	0.64	$10,293
Exercised	(58)	(17)	10.07
Balance as of December 31, 2015	70	—	$2.81	0.43	$1,256

(1)
Weighted-average exercise price per share as of June 30, 2015 and for activity prior to the Distribution Date does not reflect any adjustment associated with the Distribution. See above for a discussion of the treatment of options in connection with the Distribution.

The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock for all options outstanding (and all exercisable) which were all in-the-money at December 31, 2015 and June 30, 2015, as applicable. For the six months ended December 31, 2015 the aggregate intrinsic value of the Company's stock options exercised was $4,236, determined as of the date of option exercise.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Restricted Share Units Award Activity
The following table summarizes activity relating to holders (including Company and MSG employees) of the Company's RSUs for the six months ended December 31, 2015:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant (1)
Unvested award balance, June 30, 2015	489	98	$56.51
Granted	270	950	55.34
Vested	(244)	(42)	37.14
Canceled	(132)	(566)	77.99
Forfeited	(20)	(2)	67.05
Unvested award balance, December 31, 2015	363	438	$39.18

(1)
Weighted-average fair value per share at date of grant as of June 30, 2015 and for activity prior to the Distribution Date does not reflect any adjustment associated with the Distribution. See above for a discussion of the treatment of RSUs in connection with the Distribution.

See above for a discussion of the treatment of RSUs granted after July 1, 2015. During the six months ended December 31, 2015, the Company granted time-vesting RSUs (the “FY2016 RSUs”) that are generally subject to three-year ratable vesting (and are also, in the case of RSUs granted to executive officers, subject to certain performance conditions), and performance-vesting RSUs (the “FY2016 PSUs”) that will vest in September 2018 subject to the achievement of certain performance conditions.
The fair value of RSUs that vested during the six months ended December 31, 2015 was $17,123. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company's treasury shares. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 150 of these RSUs, with an aggregate value of $11,114, were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2015.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
For the six months ended December 31, 2015, the Company has repurchased 1,336 shares, which are determined based on the settlement date of such trades, for a total cost of $100,027, including commissions and fees. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of December 31, 2015.
Note 14. Related Party Transactions
As of December 31, 2015, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 2.5% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 69.7% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG, Cablevision and AMC Networks.

In connection with the Distribution, the Company has entered into various agreements with MSG, including media rights agreements covering New York Knicks ("Knicks") and New York Rangers ("Rangers") games, an advertising sales representation agreement, a trademark license agreement and a transition services agreement ("TSA").

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
Revenues and Operating Expenses
The following table summarizes the composition and amounts of related party transactions that are reflected in revenues and operating expenses of continuing operations in the accompanying consolidated statements of operations for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenues	$41,673	$42,129	$82,122	$82,344
Operating expenses:
Rights fees	$32,800	$20,506	$65,300	$40,352
Commission	5,498	—	5,498	—
Origination, master control and technical services	1,459	1,423	2,876	2,759
Advertising	2,698	1,616	3,875	3,210
Other	2,584	(155)	2,051	(165)
Revenues
Revenues from related parties primarily consist of revenues recognized from the distribution of programming services to subsidiaries of Cablevision and include sponsorship revenue, as well as advertising and promotional benefits received by the Company which is recognized as the benefits are realized.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Rights fees
In connection with the Distribution, the Company has entered into media rights agreements with the Knicks and the Rangers, which provide the Company with exclusive media rights to team games in their local markets. These agreements are retroactively effective to July 1, 2015. Prior to the Distribution, these rights fees were eliminated in consolidation; however these amounts are now reflected prior to the Distribution as revenues in the Loss from Discontinued Operations line with the offsetting expense in Direct Operating Expenses within continuing operations in the accompanying statements of operations.
Commission
In connection with the Distribution, the Company entered into an advertising sales representation agreement, under which MSG has the exclusive right and obligation to sell the Company’s advertising availabilities for a commission.
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
Other Operating Expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. Additionally, in connection with the Distribution, the Company entered into a TSA with MSG, under which the Company began outsourcing to MSG certain business functions that were previously performed by internal resources. These include activities related to information technology, accounting, accounts payable, payroll, tax, legal, human resources, treasury, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit.
Discontinued operations
Related party transactions included in loss from discontinued operations in the accompanying consolidated statements of operations include the following (i) revenues from related parties of $21,646 for the three months ended December 31, 2014 and $33,559 and $42,445 for the six months ended December 31, 2015 and 2014, respectively, (ii) operating expenses charged by related parties of $137 and $2,185 for the three months ended December 31, 2015 and 2014, respectively, and $964 and $3,074 for the six months ended December 31, 2015 and 2014, respectively, (iii) interest income from nonconsolidated affiliates of $426 for the three months ended December 31, 2014 and $635 and $875 for the six months ended December 31, 2015 and 2014, respectively, and (iv) equity in earnings (loss) of equity-method investments of $(30,151) for the three months ended December 31, 2014 and $2,679 and $(32,755) for the six months ended December 31, 2015 and 2014, respectively.
Note 15. Income Taxes
Income tax expense attributable to continuing operations for the three months ended December 31, 2015 of $29,709 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state and local income taxes of $4,933 (net of federal benefit), an increase in state tax rates used to value deferred taxes resulting from the filing of the Company's state income tax returns of $4,489. These increases were partially offset by the tax benefits of the domestic production activities deduction of $1,715 and other items of $313.
Income tax expense attributable to continuing operations for the three months ended December 31, 2014 of $32,962 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state and local income taxes (net of federal benefit) of $4,561, an increase in state tax rates used to value deferred taxes due to the sale of Fuse of $3,989, and other items of $126. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction of $4,373.
Income tax expense attributable to continuing operations for the six months ended December 31, 2015 of $29,305 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to a reduction in state tax rates used to value deferred taxes resulting from the Distribution of $16,941 and the tax benefits of the domestic production activities deduction of $2,764. These decreases were partially offset by an increase in state tax rates used to value deferred

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

taxes resulting from the filing of the Company’s state income tax returns of $4,489, state and local income taxes of $7,731 (net of federal benefit), and other items of $151.
Income tax expense attributable to continuing operations for the six months ended December 31, 2014 of $129,374 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state and local income taxes of $22,433 (net of federal benefit), an increase in state tax rates used to value deferred taxes due to the sale of Fuse of $8,122 and other items of $171. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction of $5,854 and a tax return to book provision adjustment in connection with the filing of the Company's federal income tax return of $48.

Prior to the Distribution, the Company's collection for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. In connection with the reorganization transactions related to the Distribution, the tax recognition on most of these deferred revenues was accelerated to the date of the reorganization. The estimated amount of additional tax on the acceleration of such deferred revenue is approximately $152,000 and is reflected in income tax expense of discontinued operations for the six months ended December 31, 2015. However, as the related tax will be paid by the Company, and will not be reimbursed by MSG, it is reflected in income taxes payable in the accompanying consolidated balance sheet as of December 31, 2015.
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
Note 16. Concentration of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of December 31, 2015 and June 30, 2015 include amounts due from the following individual non-affiliated customers, which accounted for the noted percentages of the gross balance:

	December 31, 2015	June 30, 2015
Customer A	43%	29%
Customer B	25%	25%
Customer C	17%	17%
Customer D	11%	11%
Revenues from continuing operations in the accompanying consolidated statements of operations for the three and six months ended December 31, 2015 and 2014 include amounts from the following individual non-affiliated customers, which accounted for the noted percentages of the total:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Customer A	22%	21%	23%	22%
Customer B	19%	19%	20%	20%
Customer C	10%	11%	11%	11%

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues from continuing operations in the accompanying consolidated statements of operations include revenues from Cablevision of $41,669 and $42,098 for the three months ended December 31, 2015 and 2014, respectively, which represent 25% and 25%, respectively, of the total and $81,447 and $82,297 for the six months ended December 31, 2015 and 2014, respectively, which represent, 26% and 25%, respectively, of the total.
The accompanying consolidated balance sheets as of December 31, 2015 and June 30, 2015 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

Reported in	December 31, 2015	June 30, 2015
Prepaid expenses	$3,000	$1,000
Other current assets	1,000	2,000
Other assets	42,000	41,000
	$46,000	$44,000

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
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2015 as compared with the three and six months ended December 31, 2014.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended December 31, 2015 as compared with the six months ended December 31, 2014, as well as certain contractual obligations.
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

Results of Operations
Comparison of the Three Months Ended December 31, 2015 versus the Three Months Ended December 31, 2014
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended December 31,				Increase (Decrease) in Net Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$169,931	100%	$166,220	100%	$3,711

Direct operating expenses	71,547	42%	59,122	36%	(12,425)
Selling, general and administrative expenses	22,370	13%	44,012	26%	21,642
Depreciation and amortization	3,091	2%	4,445	3%	1,354
Gain on sale of Fuse	—	NM	(23,764)	(14)%	(23,764)
Operating income	72,923	43%	82,405	50%	(9,482)
Other income (expense):
Interest expense, net	(9,164)	(5)%	(527)	NM	(8,637)
Income from continuing operations before income taxes	63,759	38%	81,878	49%	(18,119)
Income tax expense	(29,709)	(17)%	(32,962)	(20)%	3,253
Income from continuing operations	34,050	20%	48,916	29%	(14,866)
Income (loss) from discontinued operations, net of taxes	(137)	NM	12,314	7%	(12,451)
Net income	$33,913	20%	$61,230	37%	$(27,317)
_________________
NM – Percentage is not meaningful
Revenues
Revenues for the three months ended December 31, 2015 increased $3,711, or 2%, to $169,931 as compared with the prior year period. The net increase is attributable to the following:

Increase in affiliation fee revenue	$3,257
Increase in advertising revenue	686
Other net decreases	(232)
$3,711
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single digit percentage decrease in subscribers as compared with the prior year period and the absence of a favorable affiliate adjustment recorded in the prior year period.
The increase in advertising revenue was primarily due to the absence of national sales commissions as a result of the new advertising sales representation agreement with MSG and a modest increase in overall advertising sales from our networks.
Other net decreases were primarily attributable to the absence of a retroactive royalty payment recorded in the prior year period partially offset by the recognition of certain broadcast revenues.

Direct operating expenses
Direct operating expenses for the three months ended December 31, 2015 increased $12,425, or 21%, to $71,547 as compared with the prior year period due to higher rights fees expense of $13,467 partially offset by other programming-related cost decreases of $1,042. The higher rights fees expense includes a $11,993 increase related to the new long-term media rights agreements with the New York Knicks ("Knicks") and New York Rangers ("Rangers"). In connection with the Distribution, the Company has entered into media rights agreements with the Knicks and the Rangers, which provide the Company with exclusive media rights to team games in their local markets. The Company expects to incur rights expense of approximately $130,000 under these media rights agreements for the year ending June 30, 2016, which will be approximately $49,000 more than the intercompany rights fee expense reflected in the Company's financial statements for the year ended June 30, 2015.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2015 decreased $21,642, or 49%, to $22,370 as compared with the prior year period primarily due to the absence of certain corporate overhead expenses included in the results of the prior year second quarter. The fiscal 2015 second quarter results include certain corporate expenses that the Company did not incur during the current year second quarter and does not expect to incur in future periods. Partially offsetting this decrease are corporate costs incurred during the fiscal 2016 second quarter by MSG Networks Inc. as a standalone public company. Additionally, the Company's results reflect incremental net expenses associated with commissions incurred by the Company pursuant to an advertising sales representation agreement with MSG as compared to the historical costs of the Company's advertising sales personnel and other associated corporate costs, that the Company will no longer incur as these personnel have been transferred to MSG.
Depreciation and amortization
Depreciation and amortization for the three months ended December 31, 2015 decreased $1,354, or 30%, to $3,091 as compared with the prior year period primarily due to the absence of depreciation expense included in the results of the prior year second quarter on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not meet the criteria for inclusion in discontinued operations.
Gain on sale of Fuse
Gain on sale of Fuse for the three months ended December 31, 2014 represents the Company's recognition of its 15% equity interest in Fuse Media, LLC (“Fuse Media”) and the finalization of a working capital adjustment. The equity interest in Fuse Media was transferred to MSG in connection with the Distribution. See Note 5 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q.
Interest expense, net
Net interest expense for the three months ended December 31, 2015 increased $8,637 to $9,164 as compared with the prior year period primarily due to interest expense incurred under the Company's new Senior Secured Credit Facilities.
Income taxes
Income tax expense attributable to continuing operations for the three months ended December 31, 2015 of $29,709 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state and local income taxes of $4,933 (net of federal benefit), an increase in state tax rates used to value deferred taxes resulting from the filing of the Company's state income tax returns of $4,489. These increases were partially offset by the tax benefits of the domestic production activities deduction of $1,715 and other items of $313.
Income tax expense attributable to continuing operations for the three months ended December 31, 2014 of $32,962 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state and local income taxes (net of federal benefit) of $4,561, increases in state tax rates used to value deferred taxes due to the sale of Fuse of $3,989, and other items of $126. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction of $4,373.
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

	Three Months Ended		Increase (Decrease) in AOCF
	December 31,
	2015	2014
Operating income	$72,923	$82,405	$(9,482)
Share-based compensation	2,652	5,626	(2,974)
Depreciation and amortization	3,091	4,445	(1,354)
Gain on sale of Fuse	—	(23,764)	23,764
AOCF	$78,666	$68,712	$9,954
AOCF for the three months ended December 31, 2015 increased $9,954, or 14%, to $78,666 as compared with the prior year period primarily due to (as discussed above) lower selling, general and administrative expenses and, to a lesser extent, higher revenues partially offset by higher direct operating expenses.
Comparison of the Six Months Ended December 31, 2015 versus the Six Months Ended December 31, 2014
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Six Months Ended December 31,				Increase (Decrease) in Net Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$318,078	100%	$308,890	100%	$9,188

Direct operating expenses	131,649	41%	104,773	34%	(26,876)
Selling, general and administrative expenses	63,488	20%	81,805	26%	18,317
Depreciation and amortization	7,770	2%	8,730	3%	960
Gain on sale of Fuse	—	NM	(186,178)	(60)%	(186,178)
Operating income	115,171	36%	299,760	97%	(184,589)
Other income (expense):
Interest expense, net	(10,485)	(3)%	(1,048)	NM	(9,437)
Income from continuing operations before income taxes	104,686	33%	298,712	97%	(194,026)
Income tax expense	(29,305)	(9)%	(129,374)	(42)%	100,069
Income from continuing operations	75,381	24%	169,338	55%	(93,957)
Income (loss) from discontinued operations, net of taxes	(161,154)	(51)%	(35)	NM	(161,119)
Net income (loss)	$(85,773)	(27)%	$169,303	55%	$(255,076)
_________________
NM – Percentage is not meaningful
Revenues
Revenues for the six months ended December 31, 2015 increased $9,188, or 3%, to $318,078 as compared with the prior year period. The net increase is attributable to the following:

Increase in affiliation fee revenue	$8,086
Increase in advertising revenue	603
Other net increases	499
$9,188

The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single digit percentage decrease in subscribers as compared with the prior year period and, to a lesser extent, the absence of a favorable affiliate adjustment recorded in the prior year period.
The increase in advertising revenue was primarily due to the absence of national sales commissions as a result of the new advertising sales representation agreement with MSG and a modest increase in overall advertising sales from our networks.
Other net increases were primarily attributable to recognition of certain broadcast revenues and certain services provided to Fuse Media, Inc. partially offset by the absence of a retroactive royalty payment recorded in the prior year period.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2015 increased $26,876, or 26%, to $131,649 as compared with the prior year period due to higher rights fees expense of $27,486 partially offset by other programming-related cost decreases of $610. The higher rights fees expense includes a $24,647 increase related to the new long-term media rights agreements with the Knicks and Rangers. In connection with the Distribution, the Company has entered into media rights agreements with the Knicks and the Rangers, which provide the Company with exclusive media rights to team games in their local markets. The Company expects to incur rights expense of approximately $130,000 under these media rights agreements for the year ending June 30, 2016, which will be approximately $49,000 more than the intercompany rights fee expense reflected in the Company's financial statements for the year ended June 30, 2015.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2015 decreased $18,317, or 22%, to $63,488 as compared with the prior year period primarily due to lower corporate overhead costs. The results for the current year first quarter and prior year first and second quarters include certain corporate expenses that the Company did not incur during the current year second quarter and does not expect to incur in future periods. Partially offsetting this decrease are corporate costs incurred during the current year second quarter by MSG Networks Inc. as a standalone public company. Additionally, the Company's results reflect incremental net expenses associated with commissions incurred by the Company pursuant to an advertising sales representation agreement with MSG as compared to the historical costs of the Company's advertising sales personnel and other associated corporate costs, that the Company will no longer incur as these personnel have been transferred to MSG.
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2015 decreased $960, or 11%, to $7,770 as compared with the prior year period primarily due to the absence of depreciation expense included in the prior period results on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not meet the criteria for inclusion in discontinued operations.
Gain on sale of Fuse
Gain on sale of Fuse for the six months ended December 31, 2014 represents the Company's gain, net of transaction costs, from the sale which was completed on July 1, 2014. See Note 5 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q.
Interest expense, net
Net interest expense for the six months ended December 31, 2015 increased $9,437 to $10,485 as compared with the prior year period primarily due to interest expense incurred under the Company's new Senior Secured Credit Facilities.
Income taxes
Income tax expense attributable to continuing operations for the six months ended December 31, 2015 of $29,305 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to a reduction in state tax rates used to value deferred taxes resulting from the Distribution of $16,941 and the tax benefits of the domestic production activities deduction of $2,764. These decreases were partially offset by an increase in state tax rates used to value deferred taxes resulting from the filing of the Company’s state income tax returns of $4,489, state and local income taxes of $7,731 (net of federal benefit), and other items of $151.
Income tax expense attributable to continuing operations for the six months ended December 31, 2014 of $129,374 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state and local income taxes of $22,433 (net of federal benefit), increases in state tax rates used to value deferred taxes due to the sale of Fuse of $8,122 and other items of $171. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction of $5,854 and a tax return to book provision adjustment in connection with the filing of the Company's federal income tax return of $48.
AOCF
The following is a reconciliation of operating income to AOCF:

	Six Months Ended		Increase (Decrease) in AOCF
	December 31,
	2015	2014
Operating income	$115,171	$299,760	$(184,589)
Share-based compensation	6,899	8,002	(1,103)
Depreciation and amortization	7,770	8,730	(960)
Gain on sale of Fuse	—	(186,178)	186,178
AOCF	$129,840	$130,314	$(474)
AOCF for the six months ended December 31, 2015 decreased $474 to $129,840 as compared with the prior year period primarily due to (as discussed above) higher direct operating expenses largely offset by lower selling, general and administrative expenses and, to a lesser extent, higher revenues.
Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our $250,000 revolving credit facility with a syndicate of lenders (see “Financing Agreements - Senior Secured Credit Facilities” below). Our principal uses of cash include working capital-related items, capital spending, taxes and debt service. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. Also in connection with the Distribution, the Company's tax obligation for the third quarter of fiscal year 2016 will reflect a one time tax payment which the Company expects to make from cash on hand of approximately $152,000 related to certain historical activities of its former subsidiary, The Madison Square Garden Company.
We believe we have sufficient liquidity, including approximately $238,000 in cash and cash equivalents as of December 31, 2015, along with available borrowing capacity under our revolving credit facility combined with operating cash flows to fund our business operations and service our term loans outstanding (see “Financing Agreements - Senior Secured Credit Facility - Term Loan Facility” below) over the next twelve months. However, potential subscriber reductions at affiliates who distribute our networks and changes in the demand for our programming, advertising revenues declines, our ability to maintain, obtain or produce content and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
On October 27, 2014, the Company's Board of Directors authorized the repurchase of up to $500,000 of the Company's Class A Common Stock. Under the authorization, shares of Class A Common Stock were able to be purchased from time to time in open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations. Since the authorization of the repurchase program through December 31, 2015, the Company repurchased 3,159,027 shares, which are determined based on the settlement date of such trades, for a total cost of $240,744, including commissions and fees. These acquired shares have been classified as treasury stock in the Company's consolidated balance sheet. On September 11, 2015, the Company's Board of Directors terminated the repurchase authorization effective as of the Distribution Date.
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
The Credit Agreement provides MSGN L.P. with senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of: (a) an initial $1,550,000 term loan facility (the “Term Loan Facility”) and (b) a $250,000 revolving credit facility (the “Revolving Credit Facility”), each with a term of five years. In connection with the Distribution, $1,450,000 of the proceeds from the Term Loan Facility was contributed to MSG immediately following the closing of the Senior Secured Credit Facilities. The remainder of the proceeds from the Term Loan Facility were used by MSGN L.P. to pay for certain fees and expenses associated with the Distribution and the Senior Secured Credit Facilities and will be used to fund working capital needs and other general corporate purposes of MSGN L.P. The Revolving Credit Facility was undrawn as of December 31, 2015 and is available to fund working capital needs and other general corporate purposes of MSGN L.P. Up to $35,000 of the Revolving Credit Facility is available for the issuance of letters of credit.
The Credit Agreement generally requires MSGN L.P. to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from and after October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities, MSGN L.P. and the restricted subsidiaries of MSGN L.P. As of December 31, 2015, MSGN L.P. was in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2015, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. MSGN L.P. is required to make its first principal payment of $50,000 on or before March 31, 2016, which will reduce the principal amount of the initial Term Loan Facility for subsequent amortization. The initial Term Loan Facility will amortize quarterly in accordance with its terms from June 30, 2016 through June 30, 2020 with a final maturity date on September 28, 2020.

See Note 8 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.

Contractual Obligations

As of December 31, 2015, future cash payments required under contracts entered into by the Company in the normal course of business, including future minimum rental payments under leases having noncancelable initial lease terms in excess of one year, are as follows:

	Total	Remainder of the current fiscal year	Fiscal years 2-3	Fiscal years 4-5	Thereafter
Contractual Obligations	$4,653,820	$141,307	$428,484	$433,144	$3,650,885

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

Cash Flow Discussion

Operating Activities from continuing operations
Net cash provided by operating activities from continuing operations for the six months ended December 31, 2015 increased by $89,150 to $118,860 as compared with the prior year period primarily driven by lower income taxes paid, including income taxes paid in the prior year period related to the sale of Fuse (the cash proceeds related to the sale are included in investing activities).
Investing Activities from continuing operations
Net cash used in investing activities from continuing operations for the six months ended December 31, 2015 was $1,950 as compared with net cash provided by investing activities from continuing operations in the prior year period of $225,204. This change is primarily due to proceeds received during the prior year period from the sale of Fuse, slightly offset by lower capital expenditures in the current year period.
Financing Activities from continuing operations
Net cash used in financing activities from continuing operations for the six months ended December 31, 2015 increased by $26,245 to $33,576 as compared with the prior year period primarily due to the cash contribution to MSG, as well as higher cash used for the repurchases of the Company's Class A Common Stock and financing costs in the current year period, largely offset by the proceeds from the Term Loan Facility received in the current year period.
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the FASB Accounting Standards Codification (“ASC”) to require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related liability. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. These standards were adopted by the Company in the first quarter of fiscal year 2016. See Note 8 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q for the presentation of the Company's deferred financing costs in accordance with these standards. There was no impact to the prior year consolidated financial statements as the Company's historical deferred financing costs pertaining to its revolving credit facility were presented as assets as permitted under ASU No. 2015-15.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which eliminates the requirement to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. The Company early adopted this ASU in the second quarter of fiscal year 2016. There was no impact to the prior year financial statements as a result of this adoption.
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. After giving effect to the Distribution, the Company has one reporting unit for evaluating goodwill impairment. The goodwill balance reported on the Company's balance sheet as of December 31, 2015 is $424,508.
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
Identifiable Indefinite-Lived Intangible Assets
Identifiable indefinite-lived intangible assets are tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. During the first quarter of fiscal year 2016, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, all of which were transferred to MSG in connection with the Distribution, and there was no impairment identified.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures on this matter made in the Company's Annual Report on Form 10-K for the year ended June 30, 2015 except the following:
Our market risk exposure to interest rate risk relates to any borrowing we may incur.
Borrowings under our Credit Agreement bear interest, based on our election, at a floating rate based upon LIBOR, the New York Fed Bank Rate or the U.S. Prime Rate, plus, in each case, an additional rate which is fixed for an initial period of time and thereafter dependent upon our total leverage ratio at the time. Accordingly, we are subject to interest rate risk with respect to the tenor of any borrowings we may incur under the Credit Agreement. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing at December 31, 2015 and continuing for a full year would increase interest expense of our Term Loan Facility amount outstanding by $14,780. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments that qualify for hedge accounting treatment. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Agreements” for more information on our Credit Agreement.
We have de minimis foreign currency risk exposure as our businesses operate almost entirely in U.S. Dollars, nor do we have any meaningful commodity risk exposures associated with our operations.
Item 4. Controls and Procedures
The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the“Exchange Act”)) were effective as of December 31, 2015, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
Changes in Internal Control Over Financial Reporting
Following the Distribution, pursuant to a transition services arrangement, the Company began outsourcing to The Madison Square Garden Company certain business functions that were previously performed by internal resources. These included activities related to information technology, accounting, accounts payable, payroll, tax, legal, human resources, treasury, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. The Company continues to review and document its internal controls over financial reporting, and may, from time to time, make changes aimed at enhancing their effectiveness.
Other than those noted above, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of February, 2016.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President and
Chief Financial Officer