Form 10-Q
period 2016-03-31
MSG NETWORKS INC.
filed 2016-05-04
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 29, 2016:

Class A Common Stock par value $0.01 per share	—	61,293,341
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except per share data)

	March 31, 2016	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$111,055	$203,768
Restricted cash	—	9,003
Accounts receivable, net	76,984	85,610
Net related party receivables	52,149	27,324
Prepaid income taxes	22,463	30,375
Prepaid expenses	7,518	12,863
Other current assets	2,477	3,514
Current assets of discontinued operations	—	125,896
Total current assets	272,646	498,353
Property and equipment, net	14,534	19,514
Amortizable intangible assets, net	44,988	47,583
Goodwill	424,508	424,508
Other assets	42,866	46,274
Non-current assets of discontinued operations	—	1,983,597
Total assets	$799,542	$3,019,829
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$1,012	$11,359
Net related party payables	14,170	420
Current portion of long-term debt	57,414	—
Income taxes payable	35,001	—
Accrued liabilities:
Employee related costs	8,423	19,504
Other accrued liabilities	15,863	18,101
Deferred revenue	5,878	4,971
Current liabilities of discontinued operations	—	520,179
Total current liabilities	137,761	574,534
Long-term debt, net of current portion	1,430,949	—
Defined benefit and other postretirement obligations	28,148	28,476
Other employee related costs	4,439	5,318
Related party payable	1,637	—
Other liabilities	4,145	5,951
Deferred tax liability	359,541	351,734
Non-current liabilities of discontinued operations	—	330,294
Total liabilities	1,966,620	1,296,307
Commitments and contingencies (see Note 9)
Stockholders' Equity (Deficiency):
Class A Common stock, par value $0.01, 360,000 shares authorized; 61,293 and 62,207 shares outstanding as of March 31, 2016 and June 30, 2015, respectively	643	643
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of March 31, 2016 and June 30, 2015	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,490	1,084,002
Treasury stock, at cost, 2,966 and 2,052 shares as of March 31, 2016 and June 30, 2015, respectively	(213,002)	(143,250)
Retained earnings (accumulated deficit)	(950,594)	807,563
Accumulated other comprehensive loss	(5,751)	(25,572)
Total stockholders' equity (deficiency)	(1,167,078)	1,723,522
Total liabilities and stockholders' equity (deficiency)	$799,542	$3,019,829
See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues (including related party revenues of $42,142 and $44,902 for the three months ended March 31, 2016 and 2015, respectively, and $124,264 and $127,246 for the nine months ended March 31, 2016 and 2015, respectively)	$179,596	$168,958	$497,674	$477,848

Direct operating expenses (including related party expenses of $34,828 and $21,791 for the three months ended March 31, 2016 and 2015, respectively, and $103,101 and $64,799 for the nine months ended March 31, 2016 and 2015, respectively)	73,329	60,601	204,978	165,374
Selling, general and administrative expenses (including related party expenses of $9,761 and $1,612 for the three months ended March 31, 2016 and 2015, respectively, and $21,088 and $4,760 for the nine months ended March 31, 2016 and 2015, respectively)	19,578	31,471	83,066	113,276
Depreciation and amortization	2,602	4,474	10,372	13,204
Gain on sale of Fuse (see Note 5)	—	—	—	(186,178)
Operating income	84,087	72,412	199,258	372,172
Other income (expense):
Interest income	687	533	1,771	1,533
Interest expense	(10,491)	(994)	(22,060)	(3,042)
	(9,804)	(461)	(20,289)	(1,509)
Income from continuing operations before income taxes	74,283	71,951	178,969	370,663
Income tax expense	(29,573)	(36,132)	(58,878)	(165,506)
Income from continuing operations	44,710	35,819	120,091	205,157
Income (loss) from discontinued operations, net of taxes	(40)	3,893	(161,194)	3,858
Net income (loss)	$44,670	$39,712	$(41,103)	$209,015
Earnings (loss) per share:
Basic
Income from continuing operations	$0.60	$0.46	$1.60	$2.65
Income (loss) from discontinued operations	—	0.05	(2.15)	0.05
Net income (loss)	$0.60	$0.51	$(0.55)	$2.70
Diluted
Income from continuing operations	$0.59	$0.46	$1.59	$2.63
Income (loss) from discontinued operations	—	0.05	(2.13)	0.05
Net income (loss)	$0.59	$0.51	$(0.54)	$2.68
Weighted-average number of common shares outstanding:
Basic	75,037	77,134	75,173	77,454
Diluted	75,353	77,575	75,544	78,042

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income (loss)	$44,670	$39,712	$(41,103)	$209,015
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$—	$—	$(602)	$—
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	132	552	633	1,694
Amortization of net prior service credit included in net periodic benefit cost	(11)	(27)	(39)	(85)
Other comprehensive income (loss) before income taxes	121	525	(8)	1,609
Income tax expense related to items of other comprehensive income (loss)	(50)	(226)	(577)	(691)
Other comprehensive income (loss)	71	299	(585)	918
Comprehensive income (loss)	$44,741	$40,011	$(41,688)	$209,933

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended
	March 31,
	2016	2015
Cash flows from operating activities from continuing operations:
Net income (loss)	$(41,103)	$209,015
(Income) loss from discontinued operations, net of taxes	161,194	(3,858)
Income from continuing operations	120,091	205,157
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	10,372	13,204
Amortization of deferred financing costs	2,483	1,203
Share-based compensation expense	7,976	8,681
Excess tax benefit on share-based awards	(4,735)	(10,571)
Gain on sale of Fuse, before income taxes	—	(186,178)
Change in income taxes payable and deferred income taxes related to the sale of Fuse	—	6,799
Provision for doubtful accounts	608	239
Change in assets and liabilities:
Accounts receivable, net	8,018	(16,908)
Net related party receivables	(24,825)	(1,396)
Prepaid expenses and other assets	14,534	6,672
Accounts payable	(10,370)	4,015
Net related party payables, including payable to MSG	13,134	54
Prepaid/payable for income taxes, excluding the impact of the change in income taxes payable related to the sale of Fuse	45,545	31,658
Accrued and other liabilities	(13,223)	(10,454)
Deferred revenue	907	492
Deferred income taxes, excluding the impact of the change in deferred income taxes related to the sale of Fuse	(9,235)	8,527
Net cash provided by operating activities from continuing operations	161,280	61,194
Cash flows from investing activities from continuing operations:
Capital expenditures	(2,458)	(4,206)
Proceeds from sale of Fuse, net of transaction costs (see Note 5)	—	228,063
Net cash provided by (used in) investing activities from continuing operations	(2,458)	223,857
Cash flows from financing activities from continuing operations:
Proceeds from Term Loan Facility (see Note 8)	1,550,000	—
Principal repayment on Term Loan Facility (see Note 8)	(50,000)	—
Cash distributed with MSG	(1,467,093)	—
Payments for financing costs	(9,860)	(84)
Proceeds from stock option exercises	1,002	446
Repurchases of common stock	(100,027)	(114,770)
Taxes paid in lieu of shares issued for equity-based compensation	(11,114)	(17,791)
Excess tax benefit on share-based awards	4,735	10,571
Net cash used in financing activities from continuing operations	(82,357)	(121,628)
Net cash provided by continuing operations	76,465	163,423
Cash flows of discontinued operations
Net cash provided by (used in) operating activities	(115,685)	73,763
Net cash used in investing activities	(68,410)	(88,368)
Net cash used in financing activities	—	—
Net cash used in discontinued operations	(184,095)	(14,605)
Cash and cash equivalents at beginning of period, including cash in both continuing operations and discontinued operations	218,685	92,251
Cash and cash equivalents at end of period	$111,055	$241,069

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2015	$779	$1,084,002	$(143,250)	$807,563	$(25,572)	$1,723,522
Net loss	—	—	—	(41,103)	—	(41,103)
Other comprehensive loss	—	—	—	—	(585)	(585)
Comprehensive loss						(41,688)
Exercise of stock options	—	(4,633)	10,200	(4,565)	—	1,002
Share-based compensation	—	8,830	—	—	—	8,830
Tax withholding associated with shares issued for equity-based compensation	—	(11,114)	—	—	—	(11,114)
Excess tax benefit on share-based awards	—	8,586	—	(3,851)	—	4,735
Repurchases of common stock	—	—	(100,027)	—	—	(100,027)
Shares issued upon distribution of Restricted Stock Units	—	(16,626)	20,075	(3,449)	—	—
Distribution of The Madison Square Garden Company	—	(1,067,555)	—	(1,705,189)	20,406	(2,752,338)
Balance as of March 31, 2016	$779	$1,490	$(213,002)	$(950,594)	$(5,751)	$(1,167,078)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2014	$775	$1,081,055	$(7,537)	$552,862	$(22,711)	$1,604,444
Net income	—	—	—	209,015	—	209,015
Other comprehensive income	—	—	—	—	918	918
Comprehensive income						209,933
Exercise of stock options	1	(279)	702	—	—	424
Share-based compensation	—	12,518	—	—	—	12,518
Tax withholding associated with shares issued for equity-based compensation	—	(17,791)	—	—	—	(17,791)
Excess tax benefit on share-based awards	—	10,571	—	—	—	10,571
Repurchases of common stock	—	—	(114,770)	—	—	(114,770)
Shares issued upon distribution of Restricted Stock Units	3	(3,528)	3,525	—	—	—
Balance as of March 31, 2015	$779	$1,082,546	$(118,080)	$761,877	$(21,793)	$1,705,329

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
Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2015. The financial statements as of March 31, 2016 and for the three and nine months ended March 31, 2016 and 2015 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.
Reclassifications
Certain amounts reported for the prior period in the accompanying unaudited financial statements have been reclassified in order to conform to the current period’s presentation. Assets and liabilities related to the Distribution on the Company's consolidated balance sheet as of June 30, 2015 have been reclassified as assets and liabilities of discontinued operations (see Note 3 for further details). All assets and liabilities related to discontinued operations are excluded from the footnotes unless otherwise noted. In addition, the historical results of MSG have been reflected in the accompanying statements of operations for the three and nine months ended March 31, 2015 as discontinued operations. The reclassifications also consisted of the separation of prepaid income taxes, which was previously reported in prepaid expenses in the consolidated balance sheet.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which provides clarification on the implementation guidance on principal versus agent considerations outlined in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which finalized amendments to identifying performance obligations and accounting for licenses of intellectual property. Early adoption is permitted and the Company can early adopt ASU No. 2014-09 beginning in the first quarter of fiscal year 2018. If the Company does not apply the early adoption provision, ASU No. 2014-09 will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The amended guidance also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. This standard will be adopted using a modified retrospective approach. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, that changes several aspects of accounting for share-based payment transactions. The amended guidance requires all excess tax benefits and tax deficiencies to be recognized in the income statement rather than additional paid-in capital. In addition, such excess tax benefits or tax deficiencies will no longer be classified on the Consolidated Statement of Cash Flows as a financing activity, with prospective application required. Additionally, the guidance clarifies the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes on the Consolidated Statement of Cash Flows as a financing activity, with retrospective application required. The new guidance also provides an accounting policy election to account for forfeitures as they occur, with a modified retrospective application required. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 3. Discontinued Operations
As a result of the Distribution, the results of the Company’s MSG operations through the Distribution Date, as well as transaction costs related to the Distribution, have been classified in the consolidated statements of operations as discontinued operations for all periods presented. No gain or loss was recognized in connection with the Distribution. Operating results of discontinued operations for the three and nine months ended March 31, 2016 and 2015 are summarized below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues (1)	$—	$300,856	$150,381	$816,586
Direct operating expenses	—	231,196	71,320	568,238
Selling, general and administrative expenses	40	47,828	57,864	133,473
Depreciation and amortization	—	24,120	23,772	81,236
Operating income (loss)	(40)	(2,288)	(2,575)	33,639
Equity in earnings (loss) of equity-method investments	—	(2,294)	2,679	(35,049)
Interest income	—	471	635	1,346
Interest expense	—	(606)	(540)	(1,882)
Miscellaneous income	—	782	—	2,142
Income (loss) from discontinued operations before income taxes	(40)	(3,935)	199	196
Income tax benefit (expense)	—	7,828	(161,393)	3,662
Income (loss) from discontinued operations, net of taxes	$(40)	$3,893	$(161,194)	$3,858

(1)
Includes media rights recognized as revenues by MSG from the licensing of team-related programming to the Company prior to the Distribution Date, which were previously eliminated in consolidation. However, these amounts are now presented as revenues in the income (loss) from discontinued operations line with the offsetting expense in direct operating expenses, within continuing operations, in the accompanying consolidated statements of operations.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Amounts for the three and nine months ended March 31, 2015 presented above differ from historically reported results for the Company's Sports and Entertainment segments due to certain reclassifications and adjustments made to corporate overhead costs for purposes of discontinued operations reporting.
The assets and liabilities of MSG have been classified in the consolidated balance sheet as of June 30, 2015 as assets and liabilities of discontinued operations and consist of the following, by major class:

June 30, 2015
Cash and cash equivalents	$14,917
Accounts receivable, net	51,133
Other current assets	59,846
Current assets of discontinued operations	125,896

Investments and loans to nonconsolidated affiliates	249,394
Property and equipment, net	1,188,705
Goodwill	277,166
Intangible assets, net	189,174
Other non-current assets	79,158
Non-current assets of discontinued operations	1,983,597

Accounts payable and accrued liabilities	196,423
Deferred revenue	323,756
Current liabilities of discontinued operations	520,179

Defined benefits and other postretirement obligations	56,740
Other employee related costs	51,687
Deferred tax liability	171,928
Other non-current liabilities	49,939
Non-current liabilities of discontinued operations	330,294
Net assets of discontinued operations	$1,259,020

The following table summarizes the net impact of the Distribution to Company's stockholders' equity (deficiency):

Decrease in additional paid-in capital	$(1,067,555)
Decrease in retained earnings	(1,705,189)
Decrease in accumulated other comprehensive loss	20,406
$(2,752,338)
The above amounts include cash distributed with MSG of $1,467,093.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Weighted-average number of shares for basic EPS	75,037	77,134	75,173	77,454
Dilutive effect of shares issuable under share-based compensation plans	316	441	371	588
Weighted-average number of shares for diluted EPS	75,353	77,575	75,544	78,042
Anti-dilutive shares	—	—	—	5
Note 5. Disposition
On July 1, 2014, the Company completed its sale of Fuse, a national music television network, to Fuse Media, Inc. for a cash purchase price of $231,995 and a 15% equity interest of approximately $24,000 in Fuse Media, LLC (“Fuse Media”). Upon satisfaction of certain performance goals, the Company recognized its interest in Fuse Media, and finalized a working capital adjustment during the second quarter of fiscal year 2015. The Company recorded a pre-tax gain on the sale of Fuse, which is reflected in operating income in the accompanying consolidated statement of operations for the nine months ended March 31, 2015 of $186,178 (net of transaction costs of $3,932), respectively.
The equity interest in Fuse Media was transferred to MSG in connection with the Distribution.
Note 6. Goodwill and Intangible Assets
The goodwill balance reported on the Company's balance sheet as of March 31, 2016 and June 30, 2015, is $424,508. During the first quarter of fiscal year 2016, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified, including the goodwill of the MSG Entertainment and MSG Sports reporting units that was transferred to MSG as a part of Distribution.
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, all of which were transferred to MSG in connection with the Distribution, and there was no impairment identified.
The Company's intangible assets subject to amortization are as follows:

	March 31, 2016	June 30, 2015
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(38,056)	(35,461)
	$44,988	$47,583

Amortization expense for intangible assets was $865 for the three months ended March 31, 2016 and 2015, respectively, and $2,595 for the nine months ended March 31, 2016 and 2015, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 7. Property and Equipment
As of March 31, 2016 and June 30, 2015, property and equipment consisted of the following assets:

	March 31, 2016	June 30, 2015
Equipment	$47,403	$43,277
Furniture and fixtures	1,740	1,723
Leasehold improvements	19,644	19,645
Construction in progress	288	3,103
	69,075	67,748
Less accumulated depreciation and amortization	(54,541)	(48,234)
	$14,534	$19,514
Depreciation and amortization expense on property and equipment was $1,737 and $3,609 for the three months ended March 31, 2016 and 2015, respectively, and $7,777 and $10,609 for the nine months ended March 31, 2016 and 2015, respectively, which includes depreciation expense on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not qualify for discontinued operations reporting.
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
Subject to the satisfaction of certain conditions and limitations, the Credit Agreement allows for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans. Borrowings under the Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (a) base rate, representing the higher of: (i) the New York Fed Bank Rate plus 0.50%; (ii) the U.S. Prime Rate; or (iii) the one-month LIBOR rate plus 1.00% (the “Base Rate”), plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a total leverage ratio), or (b) a Eurodollar rate (the “Eurodollar Rate”) plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a total leverage ratio), provided that for the period until the delivery of the compliance certificate for the period ending March 31, 2016, the additional rate used in calculating both floating rates will be (i) 1.00% per annum for borrowings bearing interest at the Base Rate, and (ii) 2.00% per annum for borrowings bearing interest at the Eurodollar Rate. Upon a payment default in respect of principal, interest or other amounts due and payable under the Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The Credit Agreement requires MSGN L.P. pay a commitment fee of 0.30% in respect of the average daily unused commitments, as well as fronting fees, to banks that issue letters of credit pursuant to the Revolving Credit Facility.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Credit Agreement generally requires MSGN L.P. to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from and after October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities, MSGN L.P. and the restricted subsidiaries of MSGN L.P. As of March 31, 2016, MSGN L.P. was in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2016, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. The Company made its first principal payment of $50,000 on the Term Loan Facility during the three months ended March 31, 2016, which will be followed by quarterly amortization payments in accordance with the terms of the Term Loan Facility.
As of March 31, 2016, the principal repayments required for the next five years under the Term Loan Facility are as follows:

Year 1	$60,000
Year 2	75,000
Year 3	75,000
Year 4	101,250
Year 5	1,188,750
$1,500,000
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
The Company is amortizing its deferred financing costs on a straight-line basis over the five-year term of the Senior Secured Credit Facilities which approximates the effective interest method. The following table summarizes the presentation of the Term Loan Facility and the deferred financing costs in accordance with ASU No. 2015-03 and ASU No. 2015-15 (see note 2) in the accompanying consolidated balance sheet as of March 31, 2016:

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Reported in	Term Loan Facility	Deferred Financing Costs	Total
Other current assets	$—	$417	$417
Other assets	—	1,460	1,460
Current portion of long-term debt (1)	60,000	2,586	57,414
Long-term debt, net of current portion (1)	1,440,000	9,051	1,430,949
Total	$1,500,000	$13,514	$1,490,240
(1) Amount presented in the Total column is on a net basis.

The Company made interest payments under the Credit Agreement of $18,830 during the nine months ended March 31, 2016.
Note 9. Commitments and Contingencies
Commitments
As of March 31, 2016, future cash payments required under contracts entered into by the Company in the normal course of business, including future minimum rental payments under leases having noncancelable initial lease terms in excess of one year, are as follows:

	Total	Remainder of the current fiscal year	Fiscal years 2-3	Fiscal years 4-5	Thereafter
Contractual Obligations	$4,590,123	$75,864	$429,495	$433,285	$3,651,479

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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
March 31, 2016
Assets:
Money market accounts	$62,586	$—	$—	$62,586
Time deposits	48,392	—	—	48,392
Total assets measured at fair value	$110,978	$—	$—	$110,978
June 30, 2015
Assets:
Money market accounts	$89,062	$—	$—	$89,062
Time deposits	113,227	—	—	113,227
Total assets measured at fair value	$202,289	$—	$—	$202,289
Money market accounts and time deposits are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company's money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company's long-term debt (see Note 8) was approximately $1,477,500 as of March 31, 2016. The Company's long-term debt is classified within level 2 of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can also be derived from inputs that are readily observable.
Note 11. Pension Plans and Other Postretirement Benefit Plan
Prior to the Distribution, the Company sponsored a non-contributory qualified cash balance retirement plan covering its non-union employees (the “MSG Cash Balance Pension Plan”) and an unfunded non-contributory, non-qualified excess cash balance plan covering certain employees who participate in the underlying qualified plan (collectively, the “Cash Balance Plans”). Since March 1, 2011, the MSG Cash Balance Pension Plan has also included the assets and liabilities of a frozen (as of December 31, 2007) non-contributory qualified defined pension plan covering non-union employees hired prior to January 1, 2001.

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

The Cash Balance Plans have been amended to freeze participation and future benefit accruals effective December 31, 2015.  Therefore, after December 31, 2015, no employee of MSG Networks who was not already a participant may become a participant in the plans and no further annual pay credits will be made for any future year.  Existing account balances under the plans will continue to be credited with monthly interest in accordance with the terms of the plans.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Components of net periodic benefit cost for the Company's Pension Plans and Postretirement Plan recognized in direct operating expenses, selling, general and administrative expenses, and income (loss) from discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2016 and 2015 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Service cost	$114	$1,733	$21	$27
Interest cost	438	1,978	41	63
Expected return on plan assets	(110)	(916)	—	—
Recognized actuarial loss (gain) (a)	132	564	—	(12)
Amortization of unrecognized prior service cost (credit) (a)	—	7	(11)	(34)
Net periodic benefit cost	$574	$3,366	$51	$44

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Service cost	$1,856	$5,209	$89	$149
Interest cost	3,001	5,936	164	249
Expected return on plan assets	(1,070)	(2,748)	—	—
Recognized actuarial loss (a)	633	1,694	—	—
Amortization of unrecognized prior service cost (credit) (a)	14	19	(53)	(104)
Net periodic benefit cost	$4,434	$10,110	$200	$294
(a) Reflects amounts reclassified from accumulated other comprehensive loss.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Amounts presented in the table above include net periodic benefit cost related to continued operations and discontinued operations as noted in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Continuing Operations	$625	$1,395	$2,671	$4,365
Discontinued Operations	—	2,015	1,963	6,039
Total Net Periodic Benefit Cost	$625	$3,410	$4,634	$10,404
In addition, prior to the Distribution, the Company sponsored the MSG Holdings, L.P. 401(k) Savings Plan (the "MSG Savings Plan") and the MSG Holdings, L.P. Excess Savings Plan ("Excess Savings Plan"). As a result of the Distribution, the MSG Savings Plan was amended to a) transfer sponsorship of the plans to MSG, and b) become a multiple employer plan in which both MSG and the Company will continue to participate. As a result of the Distribution, liabilities relating to current MSG employees who were active participants in the Company's Excess Savings Plan have been transferred to MSG. The Excess Savings Plan has been renamed the MSGN Holdings, L.P Excess Savings Plan (together with the MSG Savings Plan, the "Savings Plans"). Expenses related to the Savings Plans included in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Continuing Operations	$251	$221	$653	$835
Discontinued Operations	—	661	652	1,814
Total Savings Plan Expense	$251	$882	$1,305	$2,649
In addition, prior to the Distribution, the Company sponsored the MSG Holdings, L.P. 401(k) Union Plan (the "MSG Union Savings Plan"). Expenses related to the MSG Union Plan included in the accompanying consolidated statements of operations were $585 for the three months ended March 31, 2015, and $18 and $709 for the nine months ended March 31, 2016 and 2015, respectively. These amounts have been classified in the consolidated statements of operations as discontinued operations for all periods presented.
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

In connection with the Distribution, each holder of an employee restricted stock unit ("RSU") that was granted prior to July 1, 2015 received one MSG RSU in respect of every three RSUs owned on the Record Date and continues to be entitled to a share of the Company's Class A Common Stock (or cash or other property) for each RSU in accordance with the existing award agreement. In connection with the Distribution, each employee RSU that was granted on or after July 1, 2015 was adjusted in accordance with its terms, such that (1) each holder who remained employed by the Company following the Distribution continued to hold Company RSUs, with the number of RSUs adjusted to reflect the Distribution to maintain the value of the RSUs, and (2) each holder who MSG employed following the Distribution received MSG RSUs of the same value as the Company RSUs, and the original Company RSUs were canceled. Any holder of RSUs granted after July 1, 2015 who was employed by both MSG and the Company following the Distribution continues to hold the Company's RSUs, adjusted to reflect

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

the Distribution, and received MSG RSUs in connection with the Distribution, so that the Company's RSUs represent 30% of the value of the original awards and MSG RSUs represent 70% of the value of the original RSU award.

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
Share-based compensation expense reduced for estimated forfeitures for continuing operations was $1,077 and $679 for the three months ended March 31, 2016 and 2015, respectively, and $7,976 and $8,681 for the nine months ended March 31, 2016 and 2015, respectively. Share-based compensation expense for continuing operations is presented within selling, general and administrative expenses and direct operating expenses. Share-based compensation expense for discontinued operations was $987 for the three months ended March 31, 2015 and $808 and $3,629 for the nine months ended March 31, 2016 and 2015, respectively
Stock Options Award Activity
The following table summarizes activity relating to holders (including Company, MSG, Cablevision and AMC Networks employees and directors) of the Company's stock options, all of which were exercisable, for the nine months ended March 31, 2016:

	Number of		Weighted- Average Exercise Price Per Share (1)	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting Options	Performance Based Vesting Options
Balance as of June 30, 2015	128	17	$12.44	0.64	$10,293
Exercised	(125)	(17)	7.04
Balance as of March 31, 2016	3	—	$3.58	0.25	$39

(1)
Weighted-average exercise price per share as of June 30, 2015 and for activity prior to the Distribution Date does not reflect any adjustment associated with the Distribution. See above for a discussion of the treatment of options in connection with the Distribution.

The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock for all options outstanding, which were all in-the-money at March 31, 2016 and June 30, 2015, as applicable. For the nine months ended March 31, 2016 the aggregate intrinsic value of the Company's stock options exercised was $5,100, determined as of the date of option exercise.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Restricted Share Units Award Activity
The following table summarizes activity relating to holders (including Company and MSG employees) of the Company's RSUs for the nine months ended March 31, 2016:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant (1)
Unvested award balance, June 30, 2015	489	98	$56.51
Granted	270	950	55.34
Vested	(244)	(42)	37.14
Canceled	(132)	(566)	77.99
Forfeited	(50)	(11)	67.04
Unvested award balance, March 31, 2016	333	429	$39.38

(1)
Weighted-average fair value per share at date of grant as of June 30, 2015 and for activity prior to the Distribution Date does not reflect any adjustment associated with the Distribution. See above for a discussion of the treatment of RSUs in connection with the Distribution.

See above for a discussion of the treatment of RSUs granted after July 1, 2015. During the nine months ended March 31, 2016, the Company granted time-vesting RSUs (the “FY2016 RSUs”) that are generally subject to three-year ratable vesting (and are also, in the case of RSUs granted to executive officers, subject to certain performance conditions), and performance-vesting RSUs (the “FY2016 PSUs”) that will vest in September 2018 subject to the achievement of certain performance conditions.
The fair value of RSUs that vested during the nine months ended March 31, 2016 was $17,123. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company's treasury shares. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 150 of these RSUs, with an aggregate value of $11,114, were retained by the Company and reflected as financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2016.

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
For the nine months ended March 31, 2016, the Company has repurchased 1,336 shares, which are determined based on the settlement date of such trades, for a total cost of $100,027, including commissions and fees. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheet as of March 31, 2016.
Note 14. Related Party Transactions
As of March 31, 2016, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 2.4% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 69.7% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG, Cablevision and AMC Networks.

In connection with the Distribution, the Company entered into various agreements with MSG, including media rights agreements covering New York Knicks ("Knicks") and New York Rangers ("Rangers") games, an advertising sales representation agreement, a trademark license agreement and a transition services agreement ("TSA").

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
Revenues and Operating Expenses
The following table summarizes the composition and amounts of related party transactions that are reflected in revenues and operating expenses of continuing operations in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues	$42,142	$44,902	$124,264	$127,246
Operating expenses:
Rights fees	$32,906	$20,397	$98,206	$60,749
Commission	5,861	—	11,359	—
Advertising	2,022	2,109	5,897	5,319
Origination, master control and technical services	1,508	1,462	4,384	4,221
Other	2,292	(565)	4,343	(730)
Revenues
Revenues from related parties primarily consist of revenues recognized from the distribution of programming services to subsidiaries of Cablevision and include sponsorship revenue, as well as advertising and promotional benefits received by the Company which is recognized as the benefits are realized.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Rights fees
In connection with the Distribution, the Company entered into media rights agreements with the Knicks and the Rangers, which provide the Company with exclusive media rights to team games in their local markets. These agreements are retroactively effective to July 1, 2015. Prior to the Distribution, these rights fees were eliminated in consolidation; however the amounts recorded prior to the Distribution are presented as revenues in the income (loss) from discontinued operations line with the offsetting expense in direct operating expenses within continuing operations in the accompanying consolidated statements of operations.
Commission
In connection with the Distribution, the Company entered into an advertising sales representation agreement, under which MSG has the exclusive right and obligation to sell MSG Networks' advertising availabilities for a commission.
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
Other operating expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. Additionally, in connection with the Distribution, the Company entered into a TSA with MSG, under which the Company began outsourcing to MSG certain business functions that were previously performed by internal resources. These include activities related to information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit.
Discontinued operations
Related party transactions included in loss from discontinued operations in the accompanying consolidated statements of operations include the following (i) revenues from related parties of $22,014 for the three months ended March 31, 2015 and $33,559 and $64,459 for the nine months ended March 31, 2016 and 2015, respectively, (ii) operating expenses charged by related parties of $40 and $2,798 for the three months ended March 31, 2016 and 2015, respectively, and $1,004 and $5,872 for the nine months ended March 31, 2016 and 2015, respectively, (iii) interest income from nonconsolidated affiliates of $471 for the three months ended March 31, 2015 and $635 and $1,346 for the nine months ended March 31, 2016 and 2015, respectively, and (iv) equity in earnings (loss) of equity-method investments of $(2,294) for the three months ended March 31, 2015 and $2,679 and $(35,049) for the nine months ended March 31, 2016 and 2015, respectively.
Note 15. Income Taxes
Income tax expense attributable to continuing operations for the three months ended March 31, 2016 of $29,573 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state and local income taxes of $5,485 (net of federal benefit), and other items of $28. These increases were partially offset by the tax benefits of the domestic production activities deduction of $1,939.
Income tax expense attributable to continuing operations for the three months ended March 31, 2015 of $36,132 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state and local income taxes (net of federal benefit) of $9,314, and the impact of the tax benefits of the domestic production activities deduction of $1,636.
Income tax expense attributable to continuing operations for the nine months ended March 31, 2016 of $58,878 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to a reduction in state tax rates used to value deferred taxes resulting from the Distribution of $16,941 and the tax benefits of the domestic production activities deduction of $4,703. These decreases were partially offset by an increase in state tax rates used to value deferred

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

taxes resulting from the filing of the Company’s state income tax returns of $4,489, state and local income taxes of $13,216 (net of federal benefit), and other items of $179.
Income tax expense attributable to continuing operations for the nine months ended March 31, 2015 of $165,506 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state and local income taxes of $31,747 (net of federal benefit), an increase in state tax rates used to value deferred taxes due to the sale of Fuse of $8,122 and other items of $171. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction of $4,217 and a tax return to book provision adjustment in connection with the filing of the Company's federal income tax return of $48.

During the nine months ended March 31, 2016, income taxes paid by the Company were $142,430, of which approximately $120,000 is reflected in net cash used in operating activities of discontinued operations in the accompanying consolidated statement of cash flows. The income tax payments classified in net cash used in operating activities of discontinued operations primarily reflect a one-time payment related to certain historical activities of our former subsidiary, MSG, and other offsetting items. Prior to the Distribution, the Company's collections for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. In connection with the reorganization transactions related to the Distribution, the tax recognition on most of these deferred revenues was accelerated to the date of the reorganization. The impact of the acceleration of such deferred revenue is reflected in income tax expense of discontinued operations for the nine months ended March 31, 2016.

During the nine months ended March 31, 2015, income taxes paid by the Company were $117,793, which includes amounts related to the sale of Fuse.
During the third quarter of fiscal year 2015, the Internal Revenue Service notified the Company of its intent to review the federal income tax returns as filed for the tax year ended December 31, 2013. Fieldwork is ongoing.  The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
During the fourth quarter of fiscal year 2015, the State of Connecticut commenced an examination of the Company's State of Connecticut income tax returns as filed for the tax years ended December 31, 2011, 2012, and 2013. The examination was settled during this quarter. There were no material changes to the tax returns as filed.
During the fourth quarter of fiscal year 2014, the State of New York commenced an examination of the Company's State of New York income tax returns as filed for the tax years ended December 31, 2010, 2011, and 2012. The examination is currently in fieldwork. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
Note 16. Concentration of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of March 31, 2016 and June 30, 2015 include amounts due from the following individual non-affiliated customers, which accounted for the noted percentages of the gross balance:

	March 31, 2016	June 30, 2015
Customer A	34%	29%
Customer B	29%	25%
Customer C	19%	17%
Customer D	12%	11%

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues from continuing operations in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2016 and 2015 include amounts from the following individual non-affiliated customers, which accounted for the noted percentages of the total:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Customer A	23%	21%	23%	22%
Customer B	19%	19%	20%	20%
Customer C	10%	10%	10%	11%
Revenues from continuing operations in the accompanying consolidated statements of operations include revenues from Cablevision of $42,083 and $43,021 for the three months ended March 31, 2016 and 2015, respectively, which represent 23% and 25%, respectively, of the total and $123,530 and $125,318 for the nine months ended March 31, 2016 and 2015, respectively, which represent, 25% and 26%, respectively, of the total.
The accompanying consolidated balance sheets as of March 31, 2016 and June 30, 2015 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

Reported in	March 31, 2016	June 30, 2015
Prepaid expenses	$1,000	$1,000
Other current assets	2,000	2,000
Other assets	41,000	41,000
	$44,000	$44,000

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

•	the ability of Distributors to maintain subscriber levels;

•	the impact of subscribers downgrading their programming packages to levels that do not include our programming services;

•	the security of our program signal and electronic data;

•	general economic conditions especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the demand for sponsorship arrangements and for advertising and viewer ratings for our programming;

•	competition, for example, from other regional sports networks;

•	the relocation or insolvency of professional sports teams with which we have a rights agreement;

•	our ability to maintain, obtain or produce content, together with the cost of such content;

•	our ability to renew or replace our rights agreements with professional sports teams;

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
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2016 as compared with the three and nine months ended March 31, 2015.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2016 as compared with the nine months ended March 31, 2015, as well as certain contractual obligations.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2016 versus the Three Months Ended March 31, 2015
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended March 31,				Increase (Decrease) in Net Income
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$179,596	100%	$168,958	100%	$10,638

Direct operating expenses	73,329	41%	60,601	36%	(12,728)
Selling, general and administrative expenses	19,578	11%	31,471	19%	11,893
Depreciation and amortization	2,602	1%	4,474	3%	1,872
Operating income	84,087	47%	72,412	43%	11,675
Other income (expense):
Interest expense, net	(9,804)	(5)%	(461)	NM	(9,343)
Income from continuing operations before income taxes	74,283	41%	71,951	43%	2,332
Income tax expense	(29,573)	(16)%	(36,132)	(21)%	6,559
Income from continuing operations	44,710	25%	35,819	21%	8,891
Income (loss) from discontinued operations, net of taxes	(40)	NM	3,893	2%	(3,933)
Net income	$44,670	25%	$39,712	24%	$4,958
_________________
NM – Percentage is not meaningful
Revenues
Revenues for the three months ended March 31, 2016 increased $10,638, or 6%, to $179,596 as compared with the prior year period. The net increase is attributable to the following:

Increase in affiliation fee revenue	$4,373
Increase in advertising revenue	6,061
Other net increases	204
$10,638
The increase in affiliation fee revenue was primarily due to higher affiliation rates and, to a lesser extent, the impact of a favorable affiliate adjustment recorded in the current year period, partially offset by the impact of a low single digit percentage decrease in subscribers as compared with the prior year period.
The increase in advertising revenue was primarily driven by higher average per-game sales from the telecast of live professional sports programming.
Other net increases were primarily attributable to the recognition of certain broadcast revenues, partially offset by the absence of revenues associated with certain services provided to Fuse Media, Inc. recorded in the prior year period.

Direct operating expenses
Direct operating expenses for the three months ended March 31, 2016 increased $12,728, or 21%, to $73,329 as compared with the prior year period due to higher rights fees expense of $13,195 partially offset by other programming-related cost decreases of $467. The higher rights fees expense includes a $12,103 increase related to the new long-term media rights agreements with the New York Knicks ("Knicks") and New York Rangers ("Rangers"). In connection with the Distribution, the Company entered into media rights agreements with the Knicks and the Rangers, which provide the Company with exclusive media rights to team games in their local markets. The Company expects to incur rights expense of approximately $130,000 under these media rights agreements for the year ending June 30, 2016, which will be approximately $49,000 more than the intercompany rights fee expense reflected in the Company's financial statements for the year ended June 30, 2015.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2016 decreased $11,893, or 38%, to $19,578 as compared with the prior year period primarily due to the absence of certain corporate overhead expenses included in the results of the prior year third quarter. The fiscal 2015 third quarter results include certain corporate expenses that the Company did not incur during the current year third quarter and does not expect to incur in future periods. Partially offsetting this decrease are corporate costs incurred during the fiscal 2016 third quarter by MSG Networks Inc. as a standalone public company. Additionally, the Company's results reflect incremental net expenses associated with commissions incurred by the Company pursuant to an advertising sales representation agreement with MSG as compared to the historical costs of the Company's advertising sales personnel and other associated corporate costs, that the Company will no longer incur as these personnel have been transferred to MSG.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2016 decreased $1,872, or 42%, to $2,602 as compared with the prior year period primarily due to the absence of depreciation expense included in the results of the prior year third quarter on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not meet the criteria for inclusion in discontinued operations.
Interest expense, net
Net interest expense for the three months ended March 31, 2016 increased $9,343 to $9,804 as compared with the prior year period primarily due to interest expense incurred under the Company's new Senior Secured Credit Facilities.
Income taxes
Income tax expense attributable to continuing operations for the three months ended March 31, 2016 of $29,573 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state and local income taxes of $5,485 (net of federal benefit), and other items of $28. These increases were partially offset by the tax benefits of the domestic production activities deduction of $1,939.
Income tax expense attributable to continuing operations for the three months ended March 31, 2015 of $36,132 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state and local income taxes (net of federal benefit) of $9,314, and the impact of the tax benefits of the domestic production activities deduction of $1,636.
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

	Three Months Ended		Increase (Decrease) in AOCF
	March 31,
	2016	2015
Operating income	$84,087	$72,412	$11,675
Share-based compensation	1,077	679	398
Depreciation and amortization	2,602	4,474	(1,872)
AOCF	$87,766	$77,565	$10,201

AOCF for the three months ended March 31, 2016 increased $10,201, or 13%, to $87,766 as compared with the prior year period primarily due to (as discussed above) lower selling, general and administrative expenses and higher revenues partially offset by higher direct operating expenses.
Comparison of the Nine Months Ended March 31, 2016 versus the Nine Months Ended March 31, 2015
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Nine Months Ended March 31,				Increase (Decrease) in Net Income
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$497,674	100%	$477,848	100%	$19,826

Direct operating expenses	204,978	41%	165,374	35%	(39,604)
Selling, general and administrative expenses	83,066	17%	113,276	24%	30,210
Depreciation and amortization	10,372	2%	13,204	3%	2,832
Gain on sale of Fuse	—	NM	(186,178)	(39)%	(186,178)
Operating income	199,258	40%	372,172	78%	(172,914)
Other income (expense):
Interest expense, net	(20,289)	(4)%	(1,509)	NM	(18,780)
Income from continuing operations before income taxes	178,969	36%	370,663	78%	(191,694)
Income tax expense	(58,878)	(12)%	(165,506)	(35)%	106,628
Income from continuing operations	120,091	24%	205,157	43%	(85,066)
Income (loss) from discontinued operations, net of taxes	(161,194)	(32)%	3,858	1%	(165,052)
Net income (loss)	$(41,103)	(8)%	$209,015	44%	$(250,118)
_________________
NM – Percentage is not meaningful
Revenues
Revenues for the nine months ended March 31, 2016 increased $19,826, or 4%, to $497,674 as compared with the prior year period. The net increase is attributable to the following:

Increase in affiliation fee revenue	$12,459
Increase in advertising revenue	6,664
Other net increases	703
$19,826
The increase in affiliation fee revenue was primarily due to higher affiliation rates partially offset by the impact of a low single digit percentage decrease in subscribers as compared with the prior year period.
The increase in advertising revenue was primarily driven by higher average per-game sales from the telecast of live professional sports programming and, to a lesser extent, the absence of national sales commissions as a result of the new advertising sales representation agreement with MSG.
Other net increases were primarily attributable to the recognition of certain broadcast revenues, partially offset by the absence of a retroactive royalty payment recorded in the prior year period.

Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2016 increased $39,604, or 24%, to $204,978 as compared with the prior year period due to higher rights fees expense of $40,681, partially offset by other programming-related cost decreases of $1,077. The higher rights fees expense includes a $36,750 increase related to the new long-term media rights agreements with the Knicks and Rangers. In connection with the Distribution, the Company entered into media rights agreements with the Knicks and the Rangers, which provide the Company with exclusive media rights to team games in their local markets. The Company expects to incur rights expense of approximately $130,000 under these media rights agreements for the year ending June 30, 2016, which will be approximately $49,000 more than the intercompany rights fee expense reflected in the Company's financial statements for the year ended June 30, 2015.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2016 decreased $30,210, or 27%, to $83,066 as compared with the prior year period primarily due to lower corporate overhead costs. The results for the current year first quarter and prior year first, second and third quarters include certain corporate expenses that the Company did not incur during the current year second and third quarters and does not expect to incur in future periods. Partially offsetting this decrease are corporate costs incurred during the current year second and third quarters by MSG Networks Inc. as a standalone public company. Additionally, the Company's results during the current year second and third quarters reflect incremental net expenses associated with commissions incurred by the Company pursuant to an advertising sales representation agreement with MSG as compared to the historical costs of the Company's advertising sales personnel and other associated corporate costs, that the Company will no longer incur as these personnel have been transferred to MSG.
Depreciation and amortization
Depreciation and amortization for the nine months ended March 31, 2016 decreased $2,832, or 21%, to $10,372 as compared with the prior year period primarily due to lower depreciation expense on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not meet the criteria for inclusion in discontinued operations.
Gain on sale of Fuse
Gain on sale of Fuse for the nine months ended March 31, 2015 represents the Company's gain, net of transaction costs, from the sale which was completed on July 1, 2014. See Note 5 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q.
Interest expense, net
Net interest expense for the nine months ended March 31, 2016 increased $18,780 to $20,289 as compared with the prior year period primarily due to interest expense incurred under the Company's new Senior Secured Credit Facilities.
Income taxes
Income tax expense attributable to continuing operations for the nine months ended March 31, 2016 of $58,878 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to a reduction in state tax rates used to value deferred taxes resulting from the Distribution of $16,941 and the tax benefits of the domestic production activities deduction of $4,703. These decreases were partially offset by an increase in state tax rates used to value deferred taxes resulting from the filing of the Company’s state income tax returns of $4,489, state and local income taxes of $13,216 (net of federal benefit), and other items of $179.
Income tax expense attributable to continuing operations for the nine months ended March 31, 2015 of $165,506 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state and local income taxes of $31,747 (net of federal benefit), an increase in state tax rates used to value deferred taxes due to the sale of Fuse of $8,122 and other items of $171. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction of $4,217 and a tax return to book provision adjustment in connection with the filing of the Company's federal income tax return of $48.

AOCF
The following is a reconciliation of operating income to AOCF:

	Nine Months Ended		Increase (Decrease) in AOCF
	March 31,
	2016	2015
Operating income	$199,258	$372,172	$(172,914)
Share-based compensation	7,976	8,681	(705)
Depreciation and amortization	10,372	13,204	(2,832)
Gain on sale of Fuse	—	(186,178)	186,178
AOCF	$217,606	$207,879	$9,727
AOCF for the nine months ended March 31, 2016 increased $9,727, or 5%, to $217,606 as compared with the prior year period primarily due to (as discussed above) lower selling, general and administrative expenses and higher revenues partially offset by higher direct operating expenses.
Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our $250,000 revolving credit facility with a syndicate of lenders (see “Financing Agreements - Senior Secured Credit Facilities” below). Our principal uses of cash include working capital-related items, capital spending, taxes and debt service. The decisions of the Company as to the use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. During the nine months ended March 31, 2016, income taxes paid by the Company were $142,430, of which approximately $120,000 is reflected in net cash used in operating activities of discontinued operations in the accompanying consolidated statement of cash flows. See Note 15 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q.
We believe we have sufficient liquidity, including approximately $111,000 in cash and cash equivalents as of March 31, 2016, along with available borrowing capacity under our revolving credit facility combined with operating cash flows to fund our business operations and service our term loans outstanding (see “Financing Agreements - Senior Secured Credit Facility - Term Loan Facility” below) over the next twelve months. However, potential subscriber reductions at affiliates who distribute our networks and changes in the demand for our programming, advertising revenues declines, our ability to maintain, obtain or produce content and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
On October 27, 2014, the Company's Board of Directors authorized the repurchase of up to $500,000 of the Company's Class A Common Stock. On September 11, 2015, the Company's Board of Directors terminated the repurchase authorization effective as of the Distribution Date. Under the authorization, shares of Class A Common Stock were able to be purchased from time to time in open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations. Since the authorization of the repurchase program through March 31, 2016, the Company repurchased 3,159 shares, which are determined based on the settlement date of such trades, for a total cost of $240,744, including commissions and fees. In fiscal year 2016, the Company repurchased 1,336 shares, which are determined based on the settlement date of such trades, for a total cost of $100,027, including commissions and fees. These acquired shares have been classified as treasury stock in the Company's consolidated balance sheet.
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
The Credit Agreement provides MSGN L.P. with senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of: (a) an initial $1,550,000 term loan facility (the “Term Loan Facility”) and (b) a $250,000 revolving credit facility (the “Revolving Credit Facility”), each with a term of five years. In connection with the Distribution, $1,450,000 of the proceeds from the Term Loan Facility was contributed to MSG immediately following the closing of the Senior Secured Credit Facilities. The remainder of the proceeds from the Term Loan Facility were used by MSGN L.P. to pay for certain fees and expenses associated with the Distribution and the Senior Secured Credit Facilities and will be used to fund working capital needs and other general corporate purposes of MSGN L.P. The Revolving Credit Facility was undrawn as of March 31, 2016 and is available to fund working capital needs and other general corporate purposes of MSGN L.P. Up to $35,000 of the Revolving Credit Facility is available for the issuance of letters of credit.
The Credit Agreement generally requires MSGN L.P. to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from and after October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities, MSGN L.P. and the restricted subsidiaries of MSGN L.P. As of March 31, 2016, MSGN L.P. was in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2016, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. The Company made its first principal payment of $50,000 on March 31, 2016, which reduced the principal amount of the initial Term Loan Facility for subsequent amortization. The Term Loan Facility amortizes quarterly in accordance with its terms from June 30, 2016 through June 30, 2020 with a final maturity date on September 28, 2020.

See Note 8 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.

Contractual Obligations

As of March 31, 2016, future cash payments required under contracts entered into by the Company in the normal course of business, including future minimum rental payments under leases having noncancelable initial lease terms in excess of one year, are as follows:

	Total	Remainder of the current fiscal year	Fiscal years 2-3	Fiscal years 4-5	Thereafter
Contractual Obligations	$4,590,123	$75,864	$429,495	$433,285	$3,651,479

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

Cash Flow Discussion

Operating Activities from continuing operations
Net cash provided by operating activities from continuing operations for the nine months ended March 31, 2016 increased by $100,086 to $161,280 as compared with the prior year period. The change is primarily due to lower income taxes paid by continuing operations, including income taxes paid in the prior year period related to the sale of Fuse (the cash proceeds related to the sale are included in investing activities). Net cash used in operating activities of discontinued operations for the current year period includes approximately $120,000 of income taxes paid. See Note 15 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q.
Investing Activities from continuing operations
Net cash used in investing activities from continuing operations for the nine months ended March 31, 2016 was $2,458 as compared with net cash provided by investing activities from continuing operations in the prior year period of $223,857. This change is primarily due to proceeds received during the prior year period from the sale of Fuse, slightly offset by lower capital expenditures in the current year period.
Financing Activities from continuing operations
Net cash used in financing activities from continuing operations for the nine months ended March 31, 2016 decreased by $39,271 to $82,357 as compared with the prior year period primarily due to the proceeds from the Term Loan Facility received in the current year period, largely offset by the cash distributed with MSG, as well as the Company's first principal payment on the Term Loan Facility during the current year period.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which provides clarification on the implementation guidance on principal versus agent considerations outlined in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance

Obligations and Licensing, which finalized amendments to identifying performance obligations and accounting for licenses of intellectual property. Early adoption is permitted and the Company can early adopt ASU No. 2014-09 beginning in the first quarter of fiscal year 2018. If the Company does not apply the early adoption provision, ASU No. 2014-09 will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The amended guidance also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. This standard will be adopted using a modified retrospective approach. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, that changes several aspects of accounting for share-based payment transactions. The amended guidance requires all excess tax benefits and tax deficiencies to be recognized in the income statement rather than additional paid-in capital. In addition, such excess tax benefits or tax deficiencies will no longer be classified on the Consolidated Statement of Cash Flows as a financing activity, with prospective application required. Additionally, the guidance clarifies the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes on the Consolidated Statement of Cash Flows as a financing activity, with retrospective application required. The new guidance also provides an accounting policy election to account for forfeitures as they occur, with a modified retrospective application required. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. After giving effect to the Distribution, the Company has one reporting unit for evaluating goodwill impairment. The goodwill balance reported on the Company's balance sheet as of March 31, 2016 is $424,508.
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
Borrowings under our Credit Agreement bear interest, based on our election, at a floating rate based upon LIBOR, the New York Fed Bank Rate or the U.S. Prime Rate, plus, in each case, an additional rate which is fixed for an initial period of time and thereafter dependent upon our total leverage ratio at the time. Accordingly, we are subject to interest rate risk with respect to the tenor of any borrowings we may incur under the Credit Agreement. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing at March 31, 2016 and continuing for a full year would increase interest expense of our Term Loan Facility amount outstanding by $14,641. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments that qualify for hedge accounting treatment. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Agreements” for more information on our Credit Agreement.
We have de minimis foreign currency risk exposure as our businesses operate almost entirely in U.S. Dollars, nor do we have any meaningful commodity risk exposures associated with our operations.
Item 4. Controls and Procedures
The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2016, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.
Changes in Internal Control Over Financial Reporting
Following the Distribution, pursuant to a transition services arrangement, the Company began outsourcing to The Madison Square Garden Company certain business functions that were previously performed by internal resources. These included activities related to information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. The Company continues to review and document its internal controls over financial reporting, and may, from time to time, make changes aimed at enhancing their effectiveness.
Other than those noted above, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of May, 2016.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer