Form 10-K
period 2016-06-30
MSG NETWORKS INC.
filed 2016-08-18
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ___________ to _____________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-34434	MSG NETWORKS INC.	27-0624498
Delaware
11 Pennsylvania Plaza
New York, NY 10001
(212) 465-6400

Securities registered pursuant to Section 12(b) of the Act: Title of each class:	Name of each Exchange on which Registered:
Class A Common Stock	New York Stock Exchange
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether each Registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of large accelerated filer and accelerated filer in Exchange Act Rule 12b-2.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of MSG Networks Inc. as of June 30, 2016 computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately: $1,238,004,893.
Number of shares of common stock outstanding as of July 29, 2016:
Class A Common Stock — 61,354,297
Class B Common Stock — 13,588,555
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2016 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
MSG Networks Inc., formerly The Madison Square Garden Company, is a Delaware corporation with our principal executive offices at Eleven Pennsylvania Plaza, New York, NY, 10001. Unless the context otherwise requires, all references to “we,” “us,” “our” or the “Company” refer collectively to MSG Networks Inc., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. Our telephone number is 212-465-6400, our Internet address is http://www.msgnetworks.com and the investor relations section of our website is http://investor.msgnetworks.com. We make available, free of charge through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). References to our website in this report are provided as a convenience and the information contained on, or available through our website is not part of this or any other report we file with or furnish to the SEC.
The Company was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On February 9, 2010, Cablevision spun off the Company (the “CVC Distribution”) and the Company thereby acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in MSGN Holdings, L.P., formerly MSG Holdings L.P. (“MSGN L.P.”). MSGN L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Madison Square Garden businesses. MSGN L.P. is now our wholly-owned subsidiary, through which we conduct substantially all of the business activities discussed in this Annual Report on Form 10-K.
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (formerly MSG Spinco, Inc., and referred to herein as “MSG”) (the “Distribution”). MSG owns, directly or indirectly, the sports and entertainment businesses previously owned and operated by the Company's sports and entertainment segments, owns, leases or operates the arenas and other venues previously owned, leased or operated by the Company and owns the joint venture interests previously owned by the Company. In the Distribution, each holder of the Company’s Class A common stock, par value $0.01 per share, (“Class A Common Stock”) of record as of the close of business, New York City time, on September 21, 2015 (the “Record Date”), received one share of MSG Class A common stock, par value $0.01 per share, for every three shares of the Company’s Class A Common Stock held on the Record Date. Each record holder of the Company’s Class B common stock, par value $0.01 per share, ("Class B Common Stock") received one share of MSG Class B common stock, par value $0.01 per share, for every three shares of the Company's Class B Common Stock held on the Record Date. Subsequent to the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting and the historical financial results of MSG have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the Distribution Date.
Our Company
The Company, an industry leader in sports production, and content development and distribution, owns and operates two award-winning regional sports and entertainment networks, MSG Network ("MSGN") and MSG+, collectively "MSG Networks." For more than 40 years, we have been a pioneer in regional sports television, setting a standard of excellence, creativity and technological innovation. Today, our exclusive award-winning programming continues to be a valuable differentiator for our viewers, advertisers and the cable, satellite, telephone and other platforms that distribute our networks (“Distributors”). Our networks are widely distributed throughout our territory, which includes all of New York State and significant portions of New Jersey and Connecticut, as well as parts of Pennsylvania. Our networks are also carried nationally by certain distributors on sports tiers or in similar packages.

We continually seek to enhance the value that our networks provide to viewers, advertisers and Distributors by delivering high-quality, best-in-class content and live viewing experiences utilizing state-of-the-art technology. We operate in the nation’s largest television market, the New York DMA, and attract an important and coveted demographic. Our unique position in this major media market, as the provider of exclusive live local games of top professional sports teams and other significant sports programming, allows us to optimize distribution revenue, and partner with marquee brands to capture advertising sales and explore new content opportunities. We extend the distribution of our content through MSG GO, our live authenticated streaming and video on demand offering, and continue to evaluate new distribution avenues for our programming. In addition, we utilize a dedicated website, and social media platforms to promote our brands by teasing content, spotlighting on-air talent, and providing in-depth information on our networks’ teams.

Programming

Beginning with the debut of MSGN as the first regional sports network in the country in 1969, we have been at the forefront of the industry, consistently pushing the boundaries of regional sports coverage. In the process, our networks have become a powerful platform for some of the world’s greatest athletes and entertainers.

With our commitment to programming excellence, we have earned a reputation for best-in-class programming, production, marketing and technical innovation. Over the past nine years, we have won 145 New York Emmy Awards ("Emmys") for live sports and original programming. This includes 126 Emmys for MSGN alone - more than any other single station or network in the region over that time frame.

The foundation of our programming is our professional sports coverage. MSGN and MSG+ are home to ten professional sports teams. We deliver live games of the New York Knicks (the “Knicks”) of the National Basketball Association (“NBA”); the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (“NHL”); the New York Liberty (the “Liberty”) of the Women's National Basketball Association; the New York Red Bulls (the “Red Bulls”) of Major League Soccer (“MLS”) and the Westchester Knicks of the National Basketball Association Developmental League. Additionally we air programming of the New York Giants (the “Giants”) and Buffalo Bills (the “Bills”) of the National Football League (“NFL”). Our arrangements include long-term media rights agreements with all of our NBA and NHL teams.

Each year, MSGN and MSG+ collectively telecast approximately 500 live professional events, along with a comprehensive lineup of other sporting events, including college football and basketball, and critically-acclaimed original programming designed to give fans behind-the-scenes access and insight into the teams and players they love. This content includes comprehensive pre- and post-game coverage throughout the seasons, along with other team-related programming that features coaches, players and more, all of which enable us to capitalize on the extraordinary enthusiasm of our teams’ fans. Distinguishing these shows further is our roster of analysts and on-air talent, which includes Mike Breen, Walt Frazier, Sam Rosen, Joe Micheletti, Al Trautwig, and Kenny Albert, among others.

In June 2016, we entered into a new long-term media rights agreement with the Sabres, as well as a comprehensive programming agreement with Pegula Sports and Entertainment for the creation of new and compelling content for MSG Networks' western New York viewers. For the 2016-17 NFL season, this will include a full slate of programming dedicated to the Bills - including "The Rex Ryan Show," "Bills All Access" and "Bills Tonight."

The Company also recently completed a multi-year extension and expansion of its partnership with the Giants, securing its role as the “Official Regional Sports Home” of the NFL franchise.  For the upcoming season, our networks will feature content specifically for Giants fans, including: pre-season game replays, a post-game show and live coverage of the head coach’s weekly press conference, along with other Giants programming such as “Giants Training Camp Live,” a series of live shows from Giants training camp; and “Giants First & 10,” a weekly one-hour preview show.

In addition to our live games and team-related programming, we produce a slate of Emmy Award-winning original programming. Notable highlights this past year include: “Beginnings,” which chronicles how athletes and entertainers got their start; “Four Courses with JB Smoove,” in which the comedian and actor gathers friends to discuss a variety of topics over dinner; and “Hahn & Humpty,” with Knicks analyst Alan Hahn and MSG Networks contributor and former Islanders goalie Rick DiPietro providing a fresh, daily take on New York sports. Other original programming includes “Billy Joel: Home at The Garden,” which documents the legendary performer’s landmark residency, and the special 20-part documentary event, “The Garden’s Defining Moments.”

We also license critically-acclaimed and other compelling sports and entertainment programming, which this past year included live National Collegiate Athletic Association (“NCAA”) basketball and football from marquee conferences: the Atlantic Coast Conference (football and basketball), Big 12 (football and basketball), Conference USA (football and basketball) and Big East (basketball); Union of European Football Association and Bundesliga soccer; and Ultimate Fighting Championship mixed martial arts, as well as tennis and boxing events. In addition, MSG Networks delivered select titles from “30 for 30,” ESPN’s defining documentary series, along with theatrical movies such as “The Natural,” “Rudy,” “Rocky,” and “A League of Their Own.”

In addition to MSGN and MSG+, the Company distributes programming through MSG GO, our TV Everywhere product. With participating Distributors (currently Altice USA and Comcast), MSG GO allows subscribers to access live television and video on demand content using their smartphones, tablets and computers, including all live Knicks, Red Bulls and Liberty games as they appear on our networks, as well as current and past episodes of our original programming.

Revenue

The Company generates revenues principally from affiliate fees charged to Distributors for the right to carry our programming networks, as well as from the sale of advertising. The following customers accounted for more than 10% of consolidated revenues for the year ended June 30, 2016: Cablevision Systems Corporation (which was acquired by a subsidiary of Altice N.V. in June 2016), DirecTV, Time Warner Cable (which merged with Charter Communications in May 2016), and Verizon.

Affiliation Fee Revenue

Our networks are distributed pursuant to carriage agreements that are typically structured as multi-year agreements with staggered expiration dates and generally provide for annual contractual rate increases. We primarily earn revenue under these agreements based on the number of each Distributor’s subscribers or, in some cases, based on a fixed contractual monthly fee. Our affiliation agreements include certain protections that are designed to ensure our networks are carried in an appropriate manner and that we receive appropriate compensation for such carriage. Examples of such protections include: carriage requirements; penetration minimums (which require that our networks are made available to significant percentages of our affiliates’ basic subscribers); tag-along requirements (which require that MSGN and MSG+ are carried on the same tier as similar networks); and/or payment minimums (which require us to be compensated based on significant percentages of affiliates’ subscribers). Affiliation fee revenue constituted at least 90% of our consolidated revenues for the year ended June 30, 2016.
MSGN and MSG+ are widely carried by major Distributors in our region, with an average combined reach of approximately 7.2 million viewing subscribers (as of the most recent available information) in our regional territory, which includes the entire State of New York and significant portions of New Jersey and Connecticut, as well as parts of Pennsylvania. Our networks also enjoy national distribution with certain Distributors on sports tiers or in similar packages.

Advertising Revenue

The Company’s programming, distribution territory and viewer demographics make our networks highly attractive to advertisers. Our networks operate in the largest television market in the country, the New York DMA, and, with our exclusive live game coverage, offer advertisers an increasingly scarce asset in today’s evolving media landscape - the ability to reach engaged audiences on a live basis. MSG Networks' viewers, which are primarily between the ages of 25-54 with high household incomes, also offer an extremely appealing demographic for advertisers.

In addition, we benefit from our advertising sales representation agreement with MSG, which provides for the packaged sale of certain network advertising inventory as part of team and arena marketing and sponsorship sales.

Advertising revenue is based on the price received for available advertising inventory. Substantially all of our advertising revenue is derived from the sale of inventory in our live professional sports programming. The value of this inventory is dependent upon a number of factors, including team performance, ratings and general economic conditions. Advertising time is sold both in advance and in scatter markets.

Garden of Dreams Foundation

Our Company has a close association with the Garden of Dreams Foundation (the “Foundation”), a non-profit charity that has brightened the lives of more than 300,000 children and their families. The Foundation, which started in 2006, works with 25 partner organizations throughout the tri-state area, including hospitals, wish organizations and community-based organizations, to reach children who are facing challenges such as homelessness, extreme poverty, illness and foster care. The Foundation takes pride in its commitment to truly change lives, hosting more than 500 events and programs each year. In 2007, the Company and the Foundation launched “MSG Classroom,” an Emmy Award-winning educational program to teach high school kids about the media industry. The eight-week program provides a hands-on opportunity for students to develop skills, including broadcasting, script writing and production, and culminates with the students creating their own special television feature. In 2015, the Company was recognized for the third year in a row with a prestigious Beacon Award in the “Education” category, while also receiving a 2014 New York Emmy Award in the community service category for its “Garden of Dreams: MSG Classroom” program.

Regulation
The Federal Communications Commission (“FCC”) imposes regulations directly on programming networks and also imposes regulations on certain distributors that affect programming networks indirectly. The rules, regulations, policies and procedures affecting our business are subject to change. The following paragraphs describe the existing legal and regulatory requirements that are most significant to our business today; they do not purport to describe all present and proposed laws and regulations affecting our business.
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
Advertising Restrictions on Children’s Programming
Any of our programming and associated Internet websites intended primarily for children under 12 years of age must comply with certain limits on commercial content.
Obscenity Restrictions
Distributors are prohibited from transmitting obscene programming, and certain of our affiliation agreements require us to refrain from including such programming on our networks.
Violent Programming
Some members of Congress have expressed concerns about the alleged effects of violent programming, which could lead to a renewal of interest in limiting the availability of such programming or prohibiting it.
Packaging and Pricing
The FCC periodically considers examining whether to adopt rules regulating how programmers package and price their networks, such as whether programming networks require distributors to purchase and carry undesired programming in return for the right to carry desired programming and, if so, whether such arrangements should be prohibited.
Set-top Box Access
The FCC has an ongoing proceeding in which it is considering allowing third party set-top box providers access to a multichannel video programming distributor’s programming line-up, which may ultimately permit such third parties to repackage and exploit programming content without regard to the multichannel video programming distributor’s contractual restrictions.
Effect of “Must-Carry” Requirements
The FCC’s implementation of the statutory “must-carry” obligations requires cable and satellite distributors to give broadcasters preferential access to channel space. This may reduce the amount of channel space that is available for carriage of our networks by cable and satellite distributors.
Website and Mobile Application Requirements
We maintain various websites and mobile applications that may be subject to a range of federal, state and local laws such as privacy, accessibility for persons with disabilities and consumer protection regulations.
Competition
Distribution of Programming Networks
The business of distributing programming networks is highly competitive. Our programming networks face competition from other programming networks for the right to be carried by a particular distributor, and for the right to be carried on the service tier that will attract the most subscribers. Once a programming network of ours is carried by a distributor, that network competes for viewers not only with the other channels available through the distributor, but also with pay-per-view channels and video on demand channels, as well as Internet and online services, mobile applications, radio, print media, motion picture theaters, DVDs, and other sources of information, sporting events and entertainment. Each of the following competitive factors that we face are important to our networks: the prices we charge for our programming networks; the quantity, quality and variety of programming offered on our networks; and the effectiveness of our networks’ marketing efforts.
Our ability to successfully compete with other programming networks for distribution may be hampered because the distributors may be affiliated with other programming networks. In addition, because such affiliated distributors may have a substantial number of subscribers, the ability of such competing programming networks to obtain distribution on affiliated distributors may lead to increased subscriber and advertising revenue for such networks because of their increased penetration compared to our programming networks. Even if such affiliated distributors carry our programming networks, there is no assurance that such distributors will not place their affiliated programming network on a more desirable tier, thereby giving the affiliated programming network a competitive advantage over our own.
New or existing programming networks that are owned by or are affiliates of broadcast networks like NBC, ABC, CBS or FOX may also have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreements giving the distributor the right to carry a broadcast station affiliated with the network.
See “Item 1A. Risk Factors — Our Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations.” See also “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Revenue Sources” for a discussion of our customers.
Sources of Programming
We also compete with other networks to secure desired programming, including sports-related programming. Competition for programming will increase as the number of programming networks increases. Other programming networks that are affiliated with or otherwise have larger relationships with programming sources such as movie or television studios, film libraries, record labels or sports teams may have a competitive advantage over us in this area.
Competition for Sports Programming Sources
Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our networks. In connection with the Distribution, the Company entered into long-term media rights agreements with MSG providing us with the exclusive media rights to Knicks and Rangers games, and the Company has long-term media rights agreements with the Islanders, Devils and Sabres. Our rights with respect to these professional teams may be limited in certain circumstances due to rules imposed by the leagues in which they compete. Our programming networks compete for telecast rights for other teams or events principally with national or regional programming networks that specialize in or carry sports programming; local and national commercial broadcast television networks; and independent syndicators that acquire and resell such rights nationally, regionally and locally. Some of our competitors may own or control, or are owned or controlled by, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their systems. Our programming networks may also compete with Internet and mobile-based distributors of sports programming.
The increasing amount of sports programming available on a national basis, including pursuant to national media rights arrangements (e.g., NBA on ABC, ESPN, and TNT and NHL on NBC and NBC Sports Network), as part of league-controlled sports programming networks (e.g., NBA TV and NHL Network), and in out-of-market packages (e.g., NBA League Pass and NHL Center Ice) and league and other websites and mobile applications, may have an adverse impact on our competitive position as our programming networks compete for distribution and for viewers.
Two professional sports teams located in New York have ownership interests in programming networks featuring the games of their teams, which adversely affects the competitive position of the Company by denying or limiting our access to those games for our own networks and subjecting our networks to competition from these networks.
Competition for Advertising Revenue
The level of our advertising revenue also depends in part upon unpredictable and volatile factors beyond our control, such as viewer preferences, the quality and appeal of the competing programming and the availability of other entertainment activities.

Employees
As of June 30, 2016 we had approximately 174 full-time union and non-union employees and 835 part-time union and non-union employees. Approximately 75% of our employees were represented by unions as of June 30, 2016. Labor relations in general and in the sports and entertainment industry in particular can be volatile, though we believe that our current relationships with our unions taken as a whole are positive.
Financial Information about Segments and Geographic Areas

After giving effect to the Distribution, the Company operates and reports financial information in one segment. Substantially all revenues and assets of the Company are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area. Financial information for each of the years ended June 30, 2016, 2015, and 2014 is set forth in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II — Item 8. Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Item 1A. Risk Factors
The Success of Our Business Depends on Affiliation Fees We Receive Under our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations.
Our success is dependent upon the existence and terms of our agreements with Distributors. Existing affiliation agreements of our programming networks expire at various dates. We cannot provide assurances that we will be able to renew these affiliation agreements, or obtain terms as attractive as our existing agreements in the event of a renewal.
Affiliation fees constitute a significant majority of our revenues. Changes in affiliation fee revenues result from a combination of changes in rates and/or changes in subscriber counts. For example, Distributors may introduce, market and/or modify tiers of programming networks that could impact the number of subscribers that receive our programming networks, including tiers of programming that may exclude our networks. The Company has experienced a decrease in viewing subscribers during each of our last three fiscal years which has adversely affected our operating results. We believe these subscriber declines are due to a migration of subscribers to lower-priced tiers that do not include our networks, as well as declines in our Distributors’ total subscribers. Continued subscriber declines or a reduction in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss or reduction in carriage of our programming networks, would adversely affect our affiliation fee revenue. Such a loss or reduction in carriage would also decrease the potential audience for our programming, which may adversely affect our advertising revenues.
Our affiliation agreements generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the year on our networks. If we were unable to meet these criteria, we could become subject to remedies available to the Distributors, which may include fee reductions, rebates or refunds and/or termination of these agreements in some cases.
In addition, under certain circumstances, an existing affiliation agreement may expire and the parties may have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In certain of these circumstances, Distributors may continue to carry the service(s) until the execution of definitive renewal or replacement agreements (or until we or the affiliate determine that carriage should cease).
Occasionally we may have disputes with Distributors over the terms of our affiliation agreements. If not resolved through business discussions, such disputes could result in litigation or actual or threatened termination of an existing agreement.
The loss of any of our significant Distributors or, the failure to renew on terms as attractive as our existing agreements (or to do so in a timely manner) or disputes with our counterparties on the interpretation of their agreements with us could materially negatively affect our business and results of operations.

Our Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations.
Our business competes, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video on demand, event live streaming, and other content offered by distributors. We also compete for viewers and advertisers with content offered over the Internet and broadband services, mobile media, radio, motion picture, home video and other sources of information and entertainment and advertising services. Important competitive factors are the prices charged for programming, the quantity, quality (in particular, the performance of the sports teams whose media rights we control) and the variety of the programming offered and the effectiveness of marketing efforts.

Certain programming networks affiliated with broadcast networks like NBC, ABC, CBS or Fox may have a competitive advantage over our programming networks in obtaining distribution through “bundling” of carriage agreements for such programming networks with a distributor’s right to carry the affiliated broadcast network.
The competitive environment in which our business operates may also be affected by technological developments. It is difficult to predict the future effect of technology on many of the factors affecting our competitive position.
With respect to advertising services, factors affecting the degree and extent of competition include prices, reach and audience demographics among others. Some of our competitors are large companies that have greater financial resources available to them than we do which could impact our viewership and the resulting advertising revenues.

We May Not Be Able to Adapt to New Content Distribution Platforms and to Changes in Consumer Behavior Resulting from Emerging Technologies, Which May Have a Material Negative Effect on Our Business and Results of Operations.
We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain and/or grow our business. Emerging forms of content distribution may provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition could reduce demand for our traditional television offerings or for the offerings of our Distributors, and reduce our revenue from these sources. Accordingly, we must adapt to changing consumer behavior driven by advances such as digital video recorders, video on demand, Internet-based and broadband content delivery (including services such as Netflix, Hulu, Apple TV, Google TV and Amazon Prime), and mobile devices. Gaming and other consoles such as Microsoft’s Xbox, Sony’s PlayStation and Nintendo’s Wii and Roku are also establishing themselves as alternative providers of video services. Such changes may impact the revenues we are able to generate from our traditional distribution methods, by decreasing the viewership of our programming networks on cable and other multichannel video programming distribution systems which are almost entirely directed at television video delivery and/or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there could be a material negative effect on our business and results of operations.
In addition, advertising revenues could be significantly impacted by emerging technologies, given that advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including difficulties related to the traditional statistical sampling methods, ability to measure new distribution platforms and viewing technologies, and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. In addition, multiplatform campaign verification is in its infancy, and viewership on tablets and mobile devices, which is growing, is presently not measured by any one consistently applied method. Moreover, devices that allow users to fast forward or skip programming, including commercials, are causing changes in consumer behavior that may affect the desirability of our programming networks to advertisers. These variations and changes could have a significant effect on advertising revenues.

We Depend on a Limited Number of Distributors for a Significant Portion of our Revenues and Further Industry Consolidation Could Adversely Affect Our Business and Results of Operations.

The pay television industry is highly concentrated, with a relatively small number of distributors serving a significant percentage of pay television subscribers that receive our programming networks, thereby affording the largest distributors significant leverage in their relationship with programming networks, including us. Substantially all of our affiliation fee revenue comes from our top five Distributors. In addition to the recently completed Charter Communications and Time Warner Cable merger, further consolidation in the industry could reduce the number of distributors available to distribute our programming networks and increase the negotiating leverage of certain distributors, which could adversely affect our revenue. In some cases, if a Distributor is acquired, the affiliation agreement of the acquiring Distributor will govern following the acquisition. In those circumstances, the acquisition of a Distributor that is a party to one or more affiliation agreements with us on terms that are more favorable to us than that of the acquirer could have a material negative impact on our business and results of operations.

We Derive Substantial Revenues from the Sale of Advertising Time and Those Revenues Are Subject to a Number of Factors, Many of Which Are Beyond Our Control.

Our business is dependent on advertising revenues, which, in turn, depend on a number of factors, many of which are beyond our control, such as the health of the economy in the markets our businesses serve and in the nation as a whole, general economic trends in the advertising industry, the popularity of our programming, the activities of our competitors, including increased competition from other forms of advertising-based media (such as Internet, mobile media, other programming networks, radio and newspaper), technological developments (such as use of DVRs) and consumer adoption thereof, consumer budgeting and buying patterns, extent of distribution and team performance. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities, which could cause our revenues and operating results to decline significantly in any given period.

In addition, the pricing and volume of advertising may be affected by shifts in spending toward online and mobile offerings or towards new ways of purchasing advertising, some or all of which may not be as advantageous to the Company as current advertising methods.

In addition, we cannot ensure that our programming will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, the level of distribution of our programming, team performance, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our advertising revenues to decline as a result of changes to the ratings for our programming and materially negatively affect our business and results of operations. As noted below, MSG has the exclusive right and obligation to sell our advertising availabilities on our behalf for a commission and as a result our advertising revenues are dependent to a material extent on MSG’s performance, subject to certain termination rights. See “— We Rely on MSG’s Performance Under Various Agreements.”

Our Media Rights Agreements with Various Professional Sports Teams Have Varying Durations and Terms and We May Be Unable to Renew Those Agreements on Acceptable Terms or Such Rights May Be Lost for Other Reasons.

Our business is dependent upon media rights agreements with professional sports teams. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. One or more of these teams may seek to establish their own programming network or join a competitor’s network and, in certain circumstances, we may not have an opportunity to bid for the media rights. Moreover, the value of these agreements may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season. The value of these media rights can also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute games. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect our business and results of operations. In addition, our affiliation agreements typically include certain remedies in the event our networks fail to meet a minimum number of professional events, and, accordingly, any loss of rights could materially negatively affect our business and results of operations.
The Actions of the Basketball and Hockey Leagues May Have a Material Negative Effect on Our Business and Results of Operations.

The governing bodies of the NBA and the NHL have imposed, and may impose in the future, various rules, regulations, guidelines, bulletins, directives, policies and agreements (collectively, “League Rules”), which could have a material negative effect on our business and results of operations. For example, each league imposes rules that define the territories in which we may distribute games of the teams in the applicable league. Changes to these rules or other League Rules, or the adoption of new League Rules, could have a material negative effect on our business and results of operations.

We May Be Unable to Obtain Programming from Third Parties on Reasonable Terms, Which Could Lead to Higher Costs.

We rely on third parties for sports and other programming for our networks. We compete with other providers of programming, including other programming networks and Internet programming providers, to acquire the rights to distribute such programming. If we fail to continue to obtain sports and other programming for our networks on reasonable terms for any reason, including as a result of competition, we could be forced to incur additional costs to acquire such programming or look for alternative programming, which may have a material negative effect on our business and results of operations.

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

Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Adversely Impacted by an Economic Downturn and Financial Instability.

Our business depends upon the ability and willingness of consumers and businesses to subscribe to a package of programming that includes our networks. In addition, our business is dependent upon advertising revenues. As a result, instability and weakness of the U.S. and global economies and the negative effects on consumers’ and businesses’ discretionary spending may materially negatively affect our business and results of operations.

Weather or Other Conditions Which Are Outside Our Control May Disrupt Our Programming and May Have a Material Negative Effect on Our Business and Results of Operations.

Weather or other conditions which are outside our control may prevent us or our Distributors from providing our programming to customers and may have a material negative effect on our business and results of operations.

Our Business Is Substantially Dependent on the Continued Popularity of the NBA and NHL Teams Whose Media Rights We Control.

Our business has historically been dependent on, and is expected to continue to depend on, the Knicks, Rangers, Islanders, Devils and Sabres remaining popular with their fan bases and, in varying degrees, on the teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in greater shares of total viewership. Furthermore, success in the regular season may qualify a team for participation in post-season playoffs, which generates increased excitement and interest in the teams, which can improve viewership in subsequent seasons. There can be no assurance that any sports team will continue to generate fan enthusiasm or compete in post-season play.

We Are Subject to Governmental Regulation and Our Failure to Comply with These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.

Our business is subject to federal, state and local laws and regulations. Some FCC regulations apply to us directly and other FCC regulations, although imposed on distributors, affect programming networks indirectly. See “Item 1. Business — Regulation.” Legislative enactments, court actions, and federal regulatory proceedings could materially affect our programming business by modifying the rates, terms, and conditions under which we offer our programming networks to distributors and the public, or otherwise materially affect the range of our activities or strategic business alternatives. We cannot predict the likelihood or results of any such legislative, judicial, or regulatory actions. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of distributors, our business could be affected. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our business. The regulation of distributors is subject to the political process and has been in constant flux over the past two decades. Further material changes in the law and regulatory requirements must be anticipated. We cannot assure you that our business and our results of operations will not be materially negatively affected by future legislation, new regulation or deregulation.
Our business is, and may in the future be, subject to a variety of other laws and regulations, including licensing requirements; working conditions, labor, immigration and employment laws; compliance with the Americans With Disabilities Act; and privacy laws.
Our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could have a material negative effect on our business and results of operations.
We May Be Exposed to Business, Reputational and Litigation Risk if There Is Loss, Disclosure or Misappropriation of or Access to Stored Personal Information or Other Breaches of Our Information Security.
Through our operations, we may collect, and store, including by electronic means, certain personal information that is provided to us through registration on our websites, mobile applications or otherwise in communication or interaction with us. These activities require the use of online services and centralized data storage, including through third party service providers. Data maintained in electronic form is subject to the risk of intrusion, tampering or theft. Our ability to safeguard such personal information and other confidential information, including information regarding the Company and our Distributors, advertisers and employees, is important to our business. We take these matters seriously and take significant steps to protect our stored information. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the risks of a data breach cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, Distributor, advertiser, Company, employee and other confidential information may be compromised by a malicious penetration of our network security, or that of a third party service provider. As a result, such personal and/or confidential information may be lost, disclosed, accessed or taken without their consent, and the security of our other confidential information may be compromised. See — "We Rely on MSG’s Performance Under Various Agreements" for a discussion of services MSG performs on our behalf.

If our electronically stored data is compromised, our ability to conduct business may be interrupted or impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Further, a penetration of our network security or other misappropriation or misuse of personal or confidential information could subject us to business and litigation risk, including costs associated with such misappropriation or misuse, and damage our reputation, which could have a material negative effect on our business and results of operations.

We Have Substantial Indebtedness and are Highly Leveraged, Which Could Adversely Affect Our Business.

Historically, our debt levels have been relatively low and thus we did not have substantial interest expense. However, immediately prior to the Distribution we incurred a significant amount of debt, substantially all of the proceeds of which were contributed to MSG. We may also continue to incur additional debt in the future. Because of this increased indebtedness, we are highly leveraged and expect to continue to be highly leveraged. As a result, our interest and principal payments on our borrowings have increased substantially and become significant in relation to our revenues and cash flows. These payments reduce our earnings and cash available for other potential business purposes. This leverage also exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressure or otherwise), or in the economy generally. Although our cash flows would decrease in this scenario, our required payments in respect of indebtedness would not decrease.

In addition, our ability to make payments on, or repay or refinance, such debt, and to fund capital expenditures, depends largely upon our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Furthermore, our interest expense could increase if interest rates increase because our indebtedness bears interest at floating rates.

We May Require Additional Financing to Fund Our Ongoing Operations and Capital Expenditures, the Availability of Which is Highly Uncertain.

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

Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is dependent upon the efforts of unionized workers. Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs, could have a material negative effect on our business and results of operations by impacting our ability to produce or present programming.
In addition, we may be impacted by union relations of the NBA and the NHL. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues, such as players’ strikes or management lockouts, in the future. For example, the NBA has experienced labor difficulties, including lockouts during the 1998-99 and 2011-12 seasons, resulting in a shortened regular season in each case. The NHL has also experienced labor difficulties, including lockouts during the 1994-95 and 2012-13 seasons, resulting in a shortened regular season in each case, and a lockout beginning in September 2004, which resulted in the cancellation of the entire 2004-05 NHL season.

The Unavailability of Satellites, Facilities and/or Systems Upon Which We Rely May Have a Material Negative Effect on Our Business and Results of Operations.

We use satellite and other systems to transmit our programming services to Distributors. The distribution facilities include uplinks, communications satellites and downlinks. Notwithstanding certain back-up and redundant systems, transmissions may be disrupted, including as a result of events that impair uplinks, downlinks or transmission facilities or the impairment of satellite or terrestrial facilities. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. In addition, we rely upon various internal and third-party software or systems in the operation of our business, including, with respect to database, inventory, human resource management and financial systems. From time to time, certain of these arrangements may not be covered by long-term agreements. In addition, such distribution facilities and/or internal or third party services or systems could be adversely impacted by unauthorized breaches. The failure or unavailability of distribution facilities or these internal and third-party services or systems, depending upon its severity and duration, could have a material negative effect on our business and results of operations.

We May Become Subject to Infringement or Other Claims Relating to Our Content or Technology.

From time to time, third parties may assert against us alleged intellectual property (e.g., copyright, trademark and patent) or other claims relating to our programming, technologies, digital content or other content, some of which may be important to our business. In addition, our programming could potentially subject us to claims of defamation or similar types of allegations. Any such claims, regardless of their merit, could cause us to incur significant costs. In addition, if we are unable to continue use of certain intellectual property rights, our business and results of operations could be materially negatively impacted.

Theft of Our Intellectual Property May Have a Material Negative Effect on Our Business and Results of Operations.

The success of our businesses depends in part on our ability to maintain and monetize our intellectual property rights to our programming, technologies, digital content and other content that is material to our business. Theft of our intellectual property, including content, could have a material negative effect on our business and results of operations because it may reduce the revenue that we are able to receive from the legitimate sale and distribution of our content, undermine lawful distribution channels, limit our ability to control the marketing of our content and inhibit our ability to recoup or profit from the costs incurred to create such content. Litigation may be necessary to enforce our intellectual property rights or protect our trade secrets. Any litigation of this nature, regardless of outcome, could cause us to incur significant costs.

We May Pursue Acquisitions and Other Strategic Investments to Complement or Expand our Business that May Not be Successful.

We may explore opportunities to purchase or invest in other businesses or assets that could complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current business. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the diversion of management’s attention and resources from our existing business to develop and integrate the acquired or combined business, the inability to successfully integrate such business or assets into our operations, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. Any such risks could result in a material negative effect on our business and results of operations.

We Are Controlled by the Dolan Family.
We have two classes of common stock:

•	Class A Common Stock, which is entitled to one vote per share and is entitled collectively to elect 25% of our Board of Directors.

•	Class B Common Stock, which is generally entitled to ten votes per share and is entitled collectively to elect the remaining 75% of our Board of Directors.
As of July 29, 2016, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively own all of our Class B Common Stock, approximately 2.4% of our outstanding Class A Common Stock and approximately 69.6% of the total voting power of all our outstanding common stock. Of this amount, Charles F. Dolan, a director and the father of James L. Dolan, the Executive Chairman, and his spouse control approximately 59.4% of our outstanding Class B Common Stock, approximately 1.2% of our outstanding Class A Common Stock and approximately 41.3% of the total voting power of all our outstanding common stock. The members of the Dolan family holding Class B Common Stock have executed a voting agreement that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan family group are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own 40.5% of the outstanding Class B Common Stock. The Dolan Family Committee consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Marianne E. Dolan and Deborah A. Dolan-Sweeney (collectively, the “Dolan Siblings”). The Dolan Family Committee generally acts by vote of a majority of the Dolan Siblings, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one of the Dolan Siblings. The Dolan family is able to prevent a change in control of our Company and no person interested in acquiring us will be able to do so without obtaining the consent of the Dolan family. Charles F. Dolan, members of his family and certain related family entities, by virtue of their stock ownership, have the power to elect all of our directors subject to election by holders of Class B Common Stock and are able collectively to control stockholder decisions on matters on which holders of all classes of our common stock vote together as a single class. These matters could include the amendment of some provisions of our certificate of incorporation and the approval of fundamental corporate transactions.
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

The Dolan family group also controls MSG and AMC Networks Inc. (“AMC Networks”).

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

Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with Charles F. Dolan, members of his family, certain Dolan family interests and the Dolan Family Foundation that provide them with “demand” and “piggyback” registration rights with respect to approximately 15 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.

We Share Certain Key Executives and Directors with MSG and/or AMC Networks, Which Means Those Executives Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts.

Our Executive Chairman, James L. Dolan, also serves as Executive Chairman of MSG, and our Executive Vice President, General Counsel and Secretary, Lawrence J. Burian, also serves as the Executive Vice President, General Counsel and Secretary of MSG. As a result, not all of our executive officers devote their full time and attention to the Company’s affairs. In addition, our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of both MSG and AMC Networks, and one of our directors, Charles F. Dolan, is the Executive Chairman of AMC Networks. Furthermore, five members of our Board of Directors are also directors of MSG and five members of our Board of Directors are also directors of AMC Networks concurrently with their service on our Board of Directors. The overlapping officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on the one hand, and MSG or AMC Networks on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG or AMC Networks and us. In addition, certain of our directors and officers hold MSG and/or AMC Networks stock, restricted stock units, and/or or cash performance awards. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and MSG or AMC Networks. See “Certain Relationships and Potential Conflicts of Interest” in our Proxy Statement filed with the Securities and Exchange Commission on October 28, 2015 and “Certain Relationships and Related Party Transactions — Certain Relationships and Potential Conflicts of Interest” in MSG’s registration statement on Form 10 filed with the Securities and Exchange Commission for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with MSG and/or AMC Networks that may arise.

Our Overlapping Directors and Executive Officers with MSG and/or AMC Networks May Result in the Diversion of Corporate Opportunities and Other Conflicts to MSG and/or AMC Networks and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.

The Company acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSG and/or AMC Networks and their respective subsidiaries and that the Company may engage in material business transactions with such entities. The Company’s Board of Directors has adopted resolutions putting in place policies and arrangements whereby the Company has renounced its rights to certain business opportunities and no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of MSG and/or AMC Networks and their subsidiaries will be liable to the Company or its shareholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in such policies) to MSG and/or AMC Networks or any of their subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company.

We Could Have Significant Tax Liability as a Result of the Distribution.

We have obtained an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, the Distribution qualifies as a tax-free distribution under the Code. The opinion is not binding on the IRS or the courts. Additionally, we have received a private letter ruling from the IRS concluding that certain limited aspects of the Distribution will not prevent the Distribution from satisfying certain requirements for tax-free treatment under the Code. The opinion and the private letter ruling rely on factual representations and reasonable assumptions, which if incorrect or inaccurate may jeopardize the ability to rely on such opinion and letter ruling.

If the Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold the MSG common stock in a taxable sale for its fair value. MSG stockholders would be subject to tax as if they had received a distribution equal to the fair value of MSG common stock that was distributed to them, which generally would be treated first as a taxable dividend to the extent of our earnings and profits, then as a non-taxable return of capital to the extent of each holder’s tax basis in its MSG common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to MSG stockholders and us would be substantial.

The Tax Rules Applicable to the Distribution May Restrict us From Engaging in Certain Corporate Transactions or From Raising Equity Capital Beyond Certain Thresholds for a Period of Time After the Distribution.

To preserve the tax-free treatment of the Distribution to our and MSG’s stockholders, under a tax disaffiliation agreement that was entered into between the Company and MSG, for the two-year period following the Distribution, we are subject to restrictions with respect to our activities, including restrictions relating to certain issuances or repurchases of our common stock, asset sales, mergers and liquidations.

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

We May Not Enjoy All the Benefits of Scale that We Achieved Prior to the Distribution.

Following the Distribution we no longer share with MSG all of the benefits of scope and scale in administrative and other overhead costs and expenses including those related to federal securities laws and functions such as tax, legal and human resources. While we have entered into a transition services agreement and other agreements with MSG that govern a number of our commercial and other relationships after the Distribution, those arrangements do not fully capture the benefits we previously enjoyed as a result of the common ownership of our media business and the MSG Sports and MSG Entertainment businesses and, in the case of the transition services agreement, will expire effective two years from the date of the Distribution.

We Rely on MSG’s Performance Under Various Agreements.
In connection with the Distribution, we entered into various agreements with MSG, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement, an advertising sales representation agreement, a trademark license agreement and the media rights agreements, as well as certain other arrangements. These agreements govern our relationship with MSG subsequent to the Distribution and include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Distribution. In connection with the Distribution, we agreed to provide MSG with indemnities with respect to liabilities arising out of our businesses and MSG agreed to provide us with indemnities with respect to liabilities arising out of the businesses we transferred to MSG. These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships, including our production and exhibition of Knicks and Rangers games, the sale of our advertising inventory by MSG and our use of the “MSG” brand. The advertising sales representation agreement, transition services agreement and trademark licensing agreement are each subject to potential termination by MSG in the event MSG and the Company are no longer affiliates.
Pursuant to our transition services agreement with MSG, MSG provides all or a portion of certain business services that were performed by internal resources prior to the Distribution, such as information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions. These services include the collection and storage of certain personal information regarding employees and/or customers as well as information regarding the Company and our Distributors and advertisers. See also — "We May Be Exposed to Business, Reputational and Litigation Risk if there Is Loss, Disclosure or Misappropriation of or Access to Stored Personal Information or Other Breaches of Our Information Security."
The media rights agreements provide us with the exclusive media rights to Knicks and Rangers games. Rights fees under the media rights agreements amounted to approximately $130 million for the year ended June 30, 2016. The rights fees increase annually and are subject to adjustments in certain circumstances, including if MSG does not make available a minimum number of games in any year.
Our advertising sales representation agreement with MSG, which has a seven-year term, provides for MSG to act as our advertising sales representative and has the exclusive right and obligation to sell the Company’s advertising availabilities on our behalf for a commission. All of our advertising sales personnel were transferred to MSG in connection with the Distribution. As a result of this arrangement, we depend on MSG's performance in the sale of our advertising and have the right to terminate this agreement if certain sales thresholds are not met unless MSG elects to pay the Company the shortfall.
We and MSG each rely on the other to perform its obligations under all of these agreements. If MSG were to breach, be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification or other financial obligations, or these agreements otherwise terminate, we could suffer operational difficulties or significant losses.
We May Have a Significant Indemnity Obligation to Cablevision if the CVC Distribution Is Treated as a Taxable Transaction.
Prior to the CVC Distribution, Cablevision received a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that, among other things, the CVC Distribution and certain related transactions would qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”).
Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request were untrue or incomplete in any material respect, Cablevision would not be able to rely on the ruling. Furthermore, the IRS did not rule on whether the CVC Distribution satisfies certain requirements necessary to obtain tax-free treatment under the Code. Rather, the ruling was based upon representations by Cablevision that these conditions were satisfied, and any inaccuracy in such representations could invalidate the ruling.

If the CVC Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, Cablevision would be subject to tax as if it had sold the common stock of our Company in a taxable sale for its fair market value. Cablevision’s stockholders would be subject to tax as if they had received a distribution equal to the fair market value of our common stock that was distributed to them. It is expected that the amount of any such taxes to Cablevision’s stockholders and Cablevision would be substantial.
As part of the CVC Distribution we have entered into a Tax Disaffiliation Agreement with Cablevision (the "CVC Tax Disaffiliation Agreement"), which sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the CVC Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the CVC Tax Disaffiliation Agreement, we are required to indemnify Cablevision for losses and tax liabilities of Cablevision that result from the breach of certain covenants that could cause the CVC Distribution to be treated as a taxable transaction. If we are required to indemnify Cablevision under the circumstances set forth in the CVC Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could have a material negative effect on our business and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Significant properties that are leased include approximately 64,000 square feet housing the Company's administrative and executive offices and approximately 18,000 square feet of studio space in New York City.
Item 3. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Our Class A Common Stock is listed on the NYSE under the symbol “MSGN”.
Performance Graph

The following graph compares the cumulative total return of our Class A Common Stock for the last five years with the performance for the same period of the Russell 3000 Index and the Bloomberg Global Entertainment Media Competitive Peer Index. The comparison assumes an investment of $100 on June 30, 2011 and reinvestment of dividends. The Distribution is treated as a reinvestment of a special dividend pursuant to SEC rules. The stock price performance in this graph is not necessarily indicative of future stock performance.
As a result of the Distribution, the nature of our business and the composition of our assets has changed. Therefore, we believe that it is appropriate to change both the broad-based market index and the industry index against which we measure our cumulative total return. Given the nature of our Company post-Distribution, we believe the Russell 3000 Index and the Bloomberg Global Entertainment Media Competitive Peer Index are the more relevant indexes. For comparative purposes, we have included the total cumulative return of the Russell Midcap Index and the Russell 3000 Entertainment Index, the broad-based market and industry indexes previously utilized, in our current year analysis of cumulative total return.

	Base Period 6/30/11	06/30/12	06/30/13	06/30/14	06/30/15	06/30/16
MSG Networks Inc.	$100.00	$136.00	$215.22	$226.84	$303.27	$208.27
Russell 3000 Index	100.00	103.84	126.13	157.94	169.46	173.08
Bloomberg Global Entertainment Media Competitive Peer Index	100.00	111.20	163.89	216.71	244.63	197.71
Russell Midcap Index	100.00	98.35	123.34	156.45	166.83	167.76
Russell 3000 Entertainment Index	100.00	116.43	158.60	214.49	262.82	223.16
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2016, there were 1,128 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock. As of June 30, 2016, there were 16 holders of record of our Class B Common Stock.
We did not pay any dividend on our common stock during fiscal year 2016 or fiscal year 2015 and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future. Our senior secured credit facilities restrict our ability to declare dividends in certain situations (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Agreements - Senior Secured Credit Facilities”).
Price Range of MSG Networks Inc. Class A Common Stock
The following tables set forth for the periods indicated the intra-day high and low sales prices per share of our Class A Common Stock as reported on the NYSE (or NASDAQ for stock prices prior to July 30, 2015):

Year Ended June 30, 2016	High	Low
For the Quarter ended June 30, 2016	$18.12	$15.13
For the Quarter ended March 31, 2016	20.66	15.30
For the Quarter ended December 31, 2015	21.72	16.95
For the Quarter ended September 30, 2015[a]	84.53	63.50
Year Ended June 30, 2015[a]
For the Quarter ended June 30, 2015	$87.22	$80.16
For the Quarter ended March 31, 2015	87.27	71.73
For the Quarter ended December 31, 2014	77.58	58.56
For the Quarter ended September 30, 2014	67.86	59.04
_________________
[a] Share prices through September 30, 2015 do not reflect the impact of the Distribution.

Item 6. Selected Financial Data
The operating and balance sheet data included in the following table has been derived from the consolidated financial statements of the Company and its subsidiaries and should be read in conjunction with the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	For Years Ended June 30,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Operating Data:
Revenues	$658,198	$631,010	$714,514	$677,733	$614,168
Direct operating expenses	268,024	217,233	259,434	218,665	244,681
Selling, general and administrative expenses	102,005	155,003	199,477	171,397	192,648
Depreciation and amortization (including impairments)	14,583	17,641	20,810	21,176	31,139
Gain on sale of Fuse	—	(186,178)	—	—	—
Operating income	273,586	427,311	234,793	266,495	145,700
Other income (expense):
Interest income	2,368	2,068	1,918	2,188	2,274
Interest expense	(31,683)	(4,040)	(5,877)	(5,715)	(5,818)
Miscellaneous expense	(2)	(4)	(1,441)	—	—
Income from continuing operations before income taxes	244,269	425,335	229,393	262,968	142,156
Income tax expense	(80,971)	(176,905)	(86,534)	(106,815)	(50,651)
Income from continuing operations	163,298	248,430	142,859	156,153	$91,505
Income from discontinued operations, net of taxes	(155,664)	6,271	(27,791)	(13,771)	$15,040
Net income	$7,634	$254,701	$115,068	$142,382	$106,545
Earnings (loss) per share:
Basic
Income from continuing operations	$2.17	$3.22	$1.85	$2.05	$1.22
Income (loss) from discontinued operations	(2.07)	0.08	(0.36)	(0.18)	0.20
Net income	0.10	3.30	1.49	1.87	1.42
Diluted
Income from continuing operations	$2.16	$3.20	$1.83	$2.00	$1.18
Income (loss) from discontinued operations	(2.06)	0.08	(0.36)	(0.18)	0.19
Net income	0.10	3.28	1.47	1.83	1.38
Weighted-average number of common shares outstanding:
Basic	75,152	77,138	77,142	76,268	74,938
Diluted	75,527	77,687	78,167	77,940	77,459
Balance Sheet Data:
Total assets	$806,542	$3,019,829	$2,925,961	$2,732,214	$2,524,684
Capital lease obligations	—	—	1,967	2,224	3,361
Total stockholders’ equity (deficiency)	(1,119,958)	1,723,522	1,604,444	1,478,935	1,320,013

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

•
the demand for our programming among cable, satellite, telephone and other platforms that distribute our networks (“Distributors”) and the subscribers thereto, and our ability to renew affiliation agreements with Distributors, as well as the impact of consolidation among Distributors;

•
the level of our revenues, which depends in part on the popularity and competitiveness of the sports teams whose games are broadcast on our networks and the popularity of other content aired on our networks;

•	the ability of Distributors to maintain subscriber levels;

•	the impact of subscribers downgrading their programming packages to levels that do not include our programming networks;

•	the security of our program signal and electronic data;

•	general economic conditions especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the demand for advertising and sponsorship arrangements and viewer ratings for our programming;

•	competition, for example, from other regional sports networks;

•	the relocation or insolvency of professional sports teams with which we have a media rights agreement;

•	our ability to maintain, obtain or produce content, together with the cost of such content;

•	our ability to renew or replace our media rights agreements with professional sports teams;

•
the acquisition or disposition of assets and/or the impact of, and our ability to, successfully pursue acquisitions or other strategic transactions, and the operating and financial performance thereof (including those that we do not control);

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws and changes in such regulations or laws;

•	the impact of league rules, league regulations and/or league agreements and changes thereto;

•	our substantial debt and high leverage;

•	reduced access to capital markets or significant increases in costs to borrow;

•	financial community perceptions of our business, operations, financial condition and the industry in which we operate;

•	the tax-free treatment of the Distribution; and

•	the factors described under "Item 1A. Risk Factors" included in this Annual Report on Form 10-K.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.

All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in this Annual Report on Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our” or the “Company” refer collectively to MSG Networks Inc., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted.
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (formerly MSG Spinco, Inc., and referred to herein as “MSG”) (the “Distribution”). MSG owns, directly or indirectly, the sports and entertainment businesses previously owned and operated by the Company's sports and entertainment segments, owns, leases or operates the arenas and other venues previously owned, leased or operated by the Company and owns the joint venture interests previously owned by the Company. In the Distribution, each holder of the Company’s Class A common stock, par value $0.01 per share, ("Class A Common Stock"), of record as of the close of business, New York City time, on September 21, 2015 (the “Record Date”), received one share of MSG Class A common stock, par value $0.01 per share, for every three shares of the Company’s Class A Common Stock held on the Record Date. Each record holder of the Company’s Class B common stock, par value $0.01 per share, ("Class B Common Stock") received one share of MSG Class B common stock, par value $0.01 per share, for every three shares of the Company's Class B Common Stock held on the Record Date. Subsequent to the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting and the historical financial results of MSG have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the Distribution Date.
After giving effect to the Distribution, the Company operates and reports financial information in one segment.
This MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our results of operations for the years ended June 30, 2016, 2015 and 2014.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the years ended June 30, 2016, 2015 and 2014. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed at June 30, 2016.
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

Business Overview
The Company owns and operates two award-winning regional sports and entertainment networks, MSG Network ("MSGN") and MSG+, collectively, “MSG Networks.” MSGN and MSG+ are home to ten professional sports teams. We deliver live games of the New York Knicks (the “Knicks”) of the National Basketball Association (“NBA”); the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (“NHL”); the New York Liberty (the “Liberty”) of the Women's National Basketball Association; the New York Red Bulls (the “Red Bulls”) of Major League Soccer (“MLS”) and the Westchester Knicks of the National Basketball Association Developmental League. Additionally we air programming of the New York Giants and Buffalo Bills of the National Football League (“NFL”).
Revenue Sources
The Company earns revenues from two primary sources: affiliation fees and advertising.
Affiliation Fee Revenue
The Company earns affiliation fee revenue from distributors that carry our programming networks. The fees we receive depend largely on the demand from subscribers for our programming. Affiliation fee revenue constituted at least 90% of our consolidated revenues for the year ended June 30, 2016.
Advertising Revenue
The Company earns advertising revenues through the sale of commercial time to advertisers during our programming or through the sale of program sponsorship rights. We have entered into an advertising sales representation agreement with MSG, which has a seven year term, pursuant to which MSG is acting as our advertising sales representative and has the exclusive right and obligation to sell certain advertising availabilities on our behalf for a commission. MSG's exclusive right and obligation to sell MSG Networks’ advertising availabilities is subject to certain termination rights, including MSG’s right to terminate if MSG and the Company are no longer affiliates and the Company’s right to terminate if certain sales thresholds are not met unless MSG elects to pay the Company the shortfall.
Direct Operating Expenses
Direct operating expenses primarily include the cost of professional team rights acquired under media rights agreements to telecast various sporting events on our networks, and other programming and production costs of our networks.
The Company has long-term media rights agreements with the Knicks, Rangers, Islanders, Devils and Sabres. The professional team media rights acquired under these agreements to telecast various sporting events and other programming for exhibition on our networks are typically expensed on a straight-line basis over the term of the applicable contract or license period. We negotiate directly with the teams to determine the fee and other provisions of the media rights agreements. Media rights fees for sports programming are influenced by, among other things, the size and demographics of the geographic area in which the programming is distributed, and the popularity and/or the competitiveness of a team. In connection with the Distribution, the Company entered into media rights agreements with the Knicks and the Rangers, which provide the Company with exclusive media rights to team games in their local markets. These agreements were effective July 1, 2015. Prior to the Distribution, these rights fees were eliminated in consolidation; however the amounts recorded prior to the Distribution are presented as revenues in the income (loss) from discontinued operations line with the offsetting expense in direct operating expenses within continuing operations in the accompanying consolidated statements of operations.
Other direct programming and production costs include, but are not limited to, the salaries of our on-air personalities, producers, directors, technicians, writers and other creative and technical staff, as well as expenses associated with location costs and maintaining studios, origination and transmission facilities.
Selling, General and Administrative Costs
Selling, general and administrative expenses primarily consist of administrative costs, including compensation, professional fees, as well as sales commissions and marketing costs.

Selling, general and administrative expenses for periods prior to the Distribution include certain corporate overhead expenses that do not meet the criteria for inclusion in discontinued operations.

Factors Affecting Operating Results
The financial performance of our business is affected by the affiliation agreements we negotiate with Distributors, the number of subscribers of certain Distributors and also by the advertising rates we charge advertisers. These factors in turn depend on the popularity and/or performance of the professional sports teams carried on MSG Networks as well as the cost and the attractiveness of our programming content.
Due largely to our long-term media rights agreements with our NBA and NHL teams and the generally recurring nature of our affiliation fee revenue, MSG Networks has consistently produced operating profits over a number of years. Advertising revenues are less predictable and can vary based upon a number of factors, including general economic conditions.
Our Company's future performance is also dependent on the U.S. and global economies, the impact of direct competition, and the relative strength of our current and future advertising customers. Challenges to U.S. and global economic performance may lead to lower revenues. An economic downturn could adversely affect our business and results of operations. See “Part I — Item 1. Business — Regulation” for other factors that may affect operating results.
Other
On July 1, 2014, the Company completed its sale of Fuse, a national music television network, to Fuse Media, Inc. for a cash purchase price of $231,995 and a 15% equity interest of approximately $24,000 in Fuse Media, LLC (“Fuse Media”). The Company recorded a pre-tax gain on the sale of Fuse, which is reflected in operating income in the accompanying consolidated statement of operations for the year ended June 30, 2015, of $186,178 (net of transaction costs of $3,932). The Company's results for fiscal year 2014 include the results of Fuse.
The equity interest in Fuse Media was transferred to MSG in connection with the Distribution.

Results of Operations
Comparison of the Year Ended June 30, 2016 versus the Year Ended June 30, 2015
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.
STATEMENT OF OPERATIONS DATA

	Years Ended June 30,				Increase (Decrease) in Net Income
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$658,198	100%	$631,010	100%	$27,188
Direct operating expenses	268,024	41%	217,233	34%	(50,791)
Selling, general and administrative expenses	102,005	15%	155,003	25%	52,998
Depreciation and amortization	14,583	2%	17,641	3%	3,058
Gain on sale of Fuse	—	NM	(186,178)	(30)%	(186,178)
Operating income	273,586	42%	427,311	68%	(153,725)
Other income (expense):
Interest expense, net	(29,315)	(4)%	(1,972)	NM	(27,343)
Miscellaneous expense	(2)	NM	(4)	NM	2
Income from continuing operations before income taxes	244,269	37%	425,335	67%	(181,066)
Income tax expense	(80,971)	(12)%	(176,905)	(28)%	95,934
Income from continuing operations	163,298	25%	248,430	39%	(85,132)
Income (loss) from discontinued operations, net of taxes	(155,664)	(24)%	6,271	1%	(161,935)
Net income	$7,634	1%	$254,701	40%	$(247,067)
___________________________________
NM – Percentage is not meaningful

For each quarter of fiscal year 2015, as well as the first quarter of fiscal year 2016, the reported financial results of the Company reflect the results of the sports and entertainment businesses of MSG as discontinued operations. In addition, results from continuing operations for these periods include certain corporate overhead expenses that the Company did not incur in the fiscal year 2016 second, third and fourth quarters and does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations. The reported financial results of the Company for the periods after the Distribution reflect the Company's results on a standalone basis, including the Company’s actual corporate overhead.
Revenues
Revenues for the year ended June 30, 2016 increased $27,188, or 4%, to $658,198 as compared with the prior year. The net increase is attributable to the following:

Increase in affiliation fee revenue	$19,736
Increase in advertising revenue	7,075
Other net increases	377
$27,188
The increase in affiliation fee revenue was primarily due to higher affiliation rates partially offset by the impact of a low single digit percentage decrease in subscribers as compared with the prior year.

The increase in advertising revenue was primarily driven by higher average per-game sales from the telecast of live professional sports programming.
Other net increases were primarily attributable to the recognition of certain broadcast revenues, partially offset by the absence of a retroactive royalty payment recorded in the prior year and lower revenues associated with certain services provided to Fuse Media, Inc.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2016 increased $50,791, or 23%, to $268,024 as compared with the prior year due to higher rights fees expense of approximately $52,400, partially offset by other programming-related cost decreases of $1,400. The higher rights fees expense includes a $49,000 increase related to the new long-term media rights agreements with the Knicks and Rangers. In connection with the Distribution, the Company entered into media rights agreements with the Knicks and the Rangers, which provide the Company with exclusive media rights to team games in their local markets.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2016 decreased $52,998, or 34%, to $102,005 as compared with the prior year primarily due to lower corporate overhead costs. The results for the current year first quarter and each quarter of fiscal year 2015 include certain corporate expenses that the Company did not incur during the current year second, third, and fourth quarters and does not expect to incur in future periods. Partially offsetting this decrease are corporate costs incurred during the current year second, third and fourth quarters by the Company as a standalone public company. Additionally, the Company's results for the current year second and third quarters reflect incremental net expenses associated with commissions incurred by the Company pursuant to an advertising sales representation agreement with MSG as compared to the historical costs of the Company's advertising sales personnel and other associated corporate costs, that the Company will no longer incur as these personnel have been transferred to MSG.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2016 decreased $3,058, or 17%, to $14,583 as compared with the prior year primarily driven by lower depreciation expense on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not meet the criteria for inclusion in discontinued operations.
Gain on sale of Fuse
Gain on sale of Fuse for the year ended June 30, 2015 represents the Company's gain, net of transaction costs, from the sale which was completed on July 1, 2014. See Note 5 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Interest Expense, net
Net interest expense for the year ended June 30, 2016 increased $27,343 to $29,315 as compared with the prior year primarily due to interest expense incurred under the Company's senior secured credit facilities with a syndicate of lenders (see "Financing Agreements — Senior Secured Credit Facilities").
Income taxes
Income tax expense attributable to continuing operations for the year ended June 30, 2016 of $80,971 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to a reduction in state tax rates used to re-measure the Company’s deferred taxes of $12,717, tax benefits of the domestic production activities deduction of $6,329, a tax benefit of $3,271 related to a tax return to book provision adjustment in connection with its anticipated tax return for the tax year ended December 31, 2015. These decreases were partially offset by state and local income taxes of $17,709 (net of federal benefit), and other items of $84.
Income tax expense attributable to continuing operations for the year ended June 30, 2015 of $176,905 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state and local income taxes of $31,707 (net of federal benefit), an increase in state tax rates used to value deferred taxes due to the sale of Fuse of $8,122 and other items of $228. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction of $11,076, a release of uncertain tax position liabilities of $894, and a tax return to book provision adjustment in connection with the filing of the Company's federal income tax return of $49.

Adjusted operating cash flow
The Company evaluates performance based on several factors, of which the key financial measure is their operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits and (iv) gains or losses on sales or dispositions of businesses, which is referred to as adjusted operating cash flow, or AOCF, a non-generally accepted accounting principles ("GAAP") measure. The Company has presented the components that reconcile AOCF to operating income, an accepted GAAP measure. The following is a reconciliation of operating income to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2016	2015
Operating income	$273,586	$427,311	$(153,725)
Share-based compensation	9,266	10,211	(945)
Depreciation and amortization	14,583	17,641	(3,058)
Gain on sale of Fuse	—	(186,178)	186,178
AOCF	$297,435	$268,985	$28,450
AOCF for the year ended June 30, 2016 increased $28,450, or 11%, to $297,435 as compared with the prior year primarily due to (as discussed above) lower selling, general and administrative expenses and higher revenues partially offset by higher direct operating expenses.

Comparison of the Year Ended June 30, 2015 versus the Year Ended June 30, 2014
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.
STATEMENT OF OPERATIONS DATA

	Years Ended June 30,				Increase (Decrease) in Net Income
	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$631,010	100%	$714,514	100%	$(83,504)
Direct operating expenses	217,233	34%	259,434	36%	42,201
Selling, general and administrative expenses	155,003	25%	199,477	28%	44,474
Depreciation and amortization	17,641	3%	20,810	3%	3,169
Gain on sale of Fuse	(186,178)	(30)%	—	NM	186,178
Operating income	427,311	68%	234,793	33%	192,518
Other income (expense):
Interest expense, net	(1,972)	NM	(3,959)	(1)%	1,987
Miscellaneous expense	(4)	NM	(1,441)	NM	1,437
Income from continuing operations before income taxes	425,335	67%	229,393	32%	195,942
Income tax expense	(176,905)	(28)%	(86,534)	(12)%	(90,371)
Income from continuing operations	248,430	39%	142,859	20%	105,571
Income (loss) from discontinued operations, net of taxes	6,271	1%	(27,791)	(4)%	34,062
Net income	$254,701	40%	$115,068	16%	$139,633
___________________________________
NM – Percentage is not meaningful
The comparability of the results of operations of the Company for the year ended June 30, 2015 as compared with the prior year was impacted by the Company’s sale of Fuse, which was completed on July 1, 2014. Fuse generated meaningful revenues in fiscal year 2014 but did not have a material impact on the Company's AOCF.
Revenues
Revenues for the year ended June 30, 2015 decreased $83,504, or 12%, to $631,010 as compared with the prior year. The net decrease is attributable to the following:

Decrease in affiliation fee revenue	$(53,533)
Decrease in advertising revenue	(32,641)
Other net increases	2,670
$(83,504)

The decrease in affiliation fee revenue was due to the absence of affiliation fee revenue for Fuse, as the Company completed its sale of the network on July 1, 2014, partially offset by a small increase in affiliation fee revenue at MSG Networks. The increase in affiliation fee revenue at MSG Networks was primarily due to higher affiliation rates partially offset by the impact of a low single digit percentage decrease in subscribers as compared with the prior year and, to a lesser extent, the unfavorable year over year impact of affiliate adjustments related to prior periods.

The decrease in advertising revenue was due to the absence of advertising revenue for Fuse partially offset by a small increase in advertising revenue at MSG Networks.

Direct operating expenses

Direct operating expenses for the year ended June 30, 2015 decreased $42,201, or 16%, to $217,233 as compared with the prior year attributable to the absence of expenses for Fuse, which were partially offset by higher expenses at MSG Networks. The increase in direct operating expenses at MSG Networks was primarily due to higher programming acquisition costs, including rights fees for Knicks and Rangers games and, to a lesser extent, other programming related production cost increases.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2015 decreased $44,474, or 22%, to $155,003 as compared with the prior year primarily due to the absence of expenses for Fuse.
Depreciation and amortization
Depreciation and amortization for the year ended June 30, 2015 decreased $3,169, or 15%, to $17,641 as compared with the prior year primarily due to the absence of depreciation expense on Fuse’s property and equipment partially offset by higher depreciation expense at MSG Networks.
Gain on sale of Fuse
Gain on sale of Fuse for the year ended June 30, 2015 represents the Company's gain, net of transaction costs, from the sale which was completed on July 1, 2014 (see Note 5 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).
Income taxes
Income tax expense attributable to continuing operations for the year ended June 30, 2015 of $176,905 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state and local income taxes of $31,707 (net of federal benefit), an increase in state tax rates used to value deferred taxes due to the sale of Fuse of $8,122 and other items of $228. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction of $11,076, a release of uncertain tax position liabilities of $894, and a tax return to book provision adjustment in connection with the filing of the Company's federal income tax return of $49.
Income tax expense attributable to continuing operations for the year ended June 30, 2014 of $86,534 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to state and local income taxes of $15,662 (net of federal benefit), an increase in uncertain tax position liabilities of $97 and other items of $235. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction of $6,897, a decrease in state tax rates used to value deferred taxes due to tax law changes of $2,225 and a tax return to book provision adjustment in connection with the filing of the Company's federal income tax return of $536.
Adjusted operating cash flow
The Company has presented the components that reconcile AOCF to operating income, an accepted GAAP measure. The following is a reconciliation of operating income to AOCF:

	Years Ended June 30,		Increase (Decrease) in AOCF
	2015	2014
Operating income	$427,311	$234,793	$192,518
Share-based compensation	10,211	15,698	(5,487)
Depreciation and amortization	17,641	20,810	(3,169)
Gain on sale of Fuse	(186,178)	—	(186,178)
AOCF	$268,985	$271,301	$(2,316)
AOCF for the year ended June 30, 2015 decreased $2,316, or 1%, to $268,985 as compared with the prior year period primarily due to (as discussed above) lower revenues partially offset by lower selling, general and administrative expenses and direct operating expenses.
Liquidity and Capital Resources
Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our $250,000 revolving credit facility with a syndicate of lenders which was undrawn as of June 30, 2016 (see “Financing Agreements — Senior Secured Credit Facilities” below). Our principal uses of cash include working capital-related items, capital spending, taxes and debt service. The Company's use of its available liquidity is based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. During the year ended June 30, 2016, income taxes paid by the Company were $192,315, of which approximately $120,000 is reflected in net cash used in operating activities of discontinued operations in the accompanying consolidated statement of cash flows. See Note 17 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

We believe we have sufficient liquidity, including approximately $120,000 in cash and cash equivalents, as of June 30, 2016, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows, to fund our business operations and service our outstanding term loan (see "Financing Agreements — Senior Secured Credit Facilities" below) over the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenues declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.

On October 27, 2014, the Company's Board of Directors authorized the repurchase of up to $500,000 of the Company's Class A Common Stock. On September 11, 2015, the Company's Board of Directors terminated the repurchase authorization effective as of the Distribution Date. Under the authorization, shares of Class A Common Stock were able to be purchased from time to time in open market or private transactions in accordance with applicable insider trading and other securities laws and regulations. Since the authorization of the repurchase program through the Distribution Date (the date the authorization was terminated), the Company repurchased 3,159 shares, which were determined based on the settlement date of such trades, for a total cost of $240,744, including commissions and fees. During fiscal year 2016, up until the authorization was terminated, the Company repurchased 1,336 shares, which were determined based on the settlement date of such trades, for a total cost of $100,027, including commissions and fees. These acquired shares have been classified as treasury stock in the Company's consolidated balance sheet.

Financing Agreements

Senior Secured Credit Facilities

On September 28, 2015, MSGN L.P., MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders.

The Credit Agreement provides MSGN L.P. with senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of: (a) an initial $1,550,000 term loan facility (the “Term Loan Facility”) and (b) a $250,000 revolving credit facility (the “Revolving Credit Facility”), each with a term of five years. In connection with the Distribution, $1,450,000 of the proceeds from the Term Loan Facility was contributed to MSG immediately following the closing of the Senior Secured Credit Facilities. The remainder of the proceeds from the Term Loan Facility were used to pay for certain fees and expenses associated with the Distribution and the Senior Secured Credit Facilities and the balance was designated for use to fund working capital needs and other general corporate purposes of MSGN L.P. The Revolving Credit Facility was undrawn as of June 30, 2016 and is available to fund working capital needs and other general corporate purposes of MSGN L.P. Up to $35,000 of the Revolving Credit Facility is available for the issuance of letters of credit.

The Credit Agreement generally requires the Holding Entities, MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from and after October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities, MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of June 30, 2016, the Holding Entities, MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2016, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. During the year ended June 30, 2016, the Company has made principal payments aggregating $61,250, which reduced the principal amount of the initial Term Loan Facility for subsequent amortization. The Term Loan Facility amortizes quarterly in accordance with its terms from June 30, 2016 through June 30, 2020 with a final maturity date on September 28, 2020.

In addition to the financial covenants discussed above, the Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Credit Agreement contains certain restrictions on the ability of the Holding Entities, MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchases of capital stock; (v) changing its lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The Holdings Entities are subject to customary passive holding company covenants.

See Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the Credit Agreement.

Contractual Obligations

As of June 30, 2016, future cash payments required under contracts entered into by the Company in the normal course of business, including future minimum rental payments under leases having noncancelable initial lease terms in excess of one year are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Off balance sheet arrangements:
Contractual obligations (a)	$4,732,344	213,972	458,497	474,185	3,585,690
Operating lease obligations (b)	32,442	6,868	9,114	7,385	9,075
	4,764,786	220,840	467,611	481,570	3,594,765
Contractual obligations reflected on the balance sheet:
Debt Repayment (c)	1,488,750	67,500	150,000	1,271,250	—
Total	$6,253,536	$288,340	$617,611	$1,752,820	$3,594,765

(a)
Contractual obligations not reflected on the balance sheet consist primarily of (i) obligations under our media rights agreements, (ii) obligations under agreements for talent that the Company has that are generally guaranteed and (iii) minimum purchase requirements incurred in the normal course of the Company's operations.

(b)	Operating lease obligations primarily represent future minimum rental payments on various long-term, noncancelable leases for office and studio space.

(c)	Consists of principal repayments required under the Term Loan Facility.

Cash Flow Discussion

Operating Activities from Continuing Operations

Net cash provided by operating activities from continuing operations for the year ended June 30, 2016 increased by $159,197 to $181,848 as compared with the prior year. The change is primarily due to lower income taxes paid by continuing operations, including income taxes paid in the prior year related to the sale of Fuse (the cash proceeds related to the sale are included in investing activities). Net cash used in operating activities of discontinued operations for the current year period includes approximately $120,000 of income taxes paid. See Note 17 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Net cash provided by operating activities for the year ended June 30, 2015 decreased by $138,025 to $22,651 as compared with the prior year largely driven by higher income taxes paid, including income taxes related to the sale of Fuse (the cash proceeds of the sale are included in investing activities), and payments for certain other accrued items, some due to timing.
Investing Activities from Continuing Operations

Net cash used in investing activities from continuing operations for the year ended June 30, 2016 was $3,323 as compared with net cash provided by investing activities from continuing operations in the prior year of $221,427. This change is primarily due to proceeds received during the prior year from the sale of Fuse, slightly offset by lower capital expenditures in the current year.
Net cash provided by investing activities for the year ended June 30, 2015 increased by $222,106 to $221,427 as compared with the prior year primarily due to proceeds received during fiscal year 2015 from the sale of Fuse slightly offset by higher capital expenditures during the year ended June 30, 2015 as compared with the prior year.
Financing Activities from Continuing Operations

Net cash used in financing activities from continuing operations for the year ended June 30, 2016 improved by $54,715 to $93,541 as compared with the prior year primarily due to the proceeds from the Term Loan Facility received in the current year period, largely offset by the cash distributed with MSG, as well as the Company's principal payments on the Term Loan Facility during the current year period. This change was also impacted by less cash used in the current year for repurchases of the Company’s Class A Common Stock.
Net cash used in financing activities for the year ended June 30, 2015 increased by $136,437 to $148,256 as compared with the prior year primarily due to the current year period repurchases of the Company’s Class A Common Stock. This increase was partially offset by lower cash used for deferred financing costs during the year ended June 30, 2015 as compared with the prior year.
Recently Issued Accounting Pronouncements and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which provides clarification on the implementation guidance on principal versus agent considerations outlined in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which finalized amendments to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies assessing collectibility, noncash consideration, presentation of sales taxes, completed contracts and contract modifications at transition. Early adoption is permitted and the Company can early adopt ASU No. 2014-09 and the related updates beginning in the first quarter of fiscal year 2018. If the Company does not apply the early adoption provision, ASU No. 2014-09 will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles–Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the cost as the services are received. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption is permitted. This standard may be adopted retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, that changes several aspects of accounting for share-based payment transactions. The amended guidance requires all excess tax benefits and tax deficiencies to be recognized in the income statement rather than additional paid-in capital. In addition, such excess tax benefits or tax deficiencies will no longer be classified on the Consolidated Statement of Cash Flows as a financing activity, with prospective application required. Additionally, the guidance clarifies the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes on the Consolidated Statement of Cash Flows as a financing activity, with retrospective application required. The new guidance also provides an accounting policy election to account for forfeitures as they occur, with a modified retrospective application required. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
Impairment of Long-Lived and Indefinite-Lived Assets
The Company's long-lived and indefinite-lived assets accounted for approximately 60% of the Company's consolidated total assets as of June 30, 2016 and consist of the following:

Goodwill	$424,508
Amortizable intangible assets, net	44,123
Property and equipment, net	14,154
$482,785
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

Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. After giving effect to the Distribution, the Company has one reporting unit for evaluating goodwill impairment. For all periods presented the Company elected to perform the qualitative assessment of impairment for the Company's goodwill. These assessments considered factors such as:

•	Macroeconomic conditions;

•	Industry and market considerations;

•	Cost factors;

•	Overall financial performance;

•	Other relevant company-specific factors such as changes in management, strategy or customers; and

•	Relevant reporting unit specific events such as changes in the carrying amount of net assets.
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified, including the goodwill of the MSG Entertainment and MSG Sports reporting units that was transferred to MSG as part of the Distribution. Based on these impairment tests, the Company's reporting units had sufficient safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit). The Company believes that if the fair value of a reporting unit exceeds its carrying value by greater than 10%, a sufficient safety margin has been realized.
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
As of June 30, 2016, the Company's intangible assets subject to amortization, which were affiliate relationships, have an estimated useful life of 24 years.
The useful lives for the affiliate relationships were determined based upon an estimate for renewals of existing agreements the Company had in place with its major customers in April 2005 (the time that purchase accounting was applied). The Company has renewed its major affiliation agreements and maintained customer relationships in the past and believes it will be able to renew its major affiliation agreements and maintain those customer relationships in the future. However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a material negative effect on our business. In light of these facts and circumstances, the Company has determined that its estimated useful lives are appropriate.
There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In certain of these circumstances, Distributors may continue to carry the service(s) until the execution of definitive renewal or replacement agreements (or until we or the affiliate determine that carriage should cease). See "Part I — Item 1A. Risk Factors — The Success of Our Business Depends on Affiliation Fees We Receive Under our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations."
If a Distributor ceases to carry the service on an other than temporary basis, the Company would record an impairment charge for the then remaining carrying value of the affiliate relationship intangible asset associated with that Distributor. If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above for the asset or asset group containing that intangible asset. The Company also would evaluate whether the remaining useful life of the affiliate relationship remained appropriate. Based on the carrying value of the affiliate relationships recorded as of June 30, 2016, if the estimated life of these affiliate relationships were shortened by 10%, the effect on amortization for the year ended June 30, 2016 would be an increase of approximately $384.
Defined Benefit Pension Plans and Other Postretirement Benefit Plan
The Company utilizes actuarial methods to calculate pension and other postretirement benefit obligations and the related net periodic benefit cost, which are based on actuarial assumptions. Two key assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of the plans' expense and liability measurement and we evaluate these key assumptions annually. Other assumptions include demographic factors, such as mortality, retirement age and turnover. The actuarial assumptions used by the Company may differ materially from actual results due to various factors, including, but not limited to, changing economic and market conditions. Differences between actual and expected occurrences could significantly impact the actual amount of net periodic benefit cost and the benefit obligation recorded by the Company. Material changes in the costs of the plans may occur in the future due to changes in these assumptions, changes in the number of the plan participants, changes in the level of benefits provided, changes in asset levels and changes in legislation. Our assumptions reflect our historical experience and our best judgment regarding future expectations.
Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. We use the Willis Towers Watson U.S. Rate Link: 40-90 discount rate model (which is developed by examining the yields on selected highly rated corporate bonds) to discount these benefit payments on a plan by plan basis, to select a rate at which we believe each plan's benefits could be effectively settled. Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year's net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2016 for the Company's pension plans and postretirement plan were 3.57% and 3.28%, respectively. A 25 basis point decrease in these assumed discount rates would increase the projected benefit obligations for the Company's pension plans and postretirement plan at June 30, 2016 by $1,650 and $169, respectively. The weighted-average discount rates used to determine net periodic benefit cost for the year ended June 30, 2016 for the Company's pension plans and postretirement plan were 4.47% and 4.15%, respectively. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company's pension plans by $120 and decrease net periodic benefit cost for the postretirement plan by $4 for the year ended June 30, 2016.
The expected long-term return on plan assets is based on a periodic review and modeling of the plans' asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The expected long-term rate of return on plan assets for the Company's funded pension plans was 4.06% for the year ended June 30, 2016. Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company's funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company's funding requirements related to these plans, as well as negatively affect the Company's operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term return on pension plan assets assumption would increase net periodic pension benefit cost by $33 for the year ended June 30, 2016.
Another important assumption for our postretirement plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company's claims experience and the results of recent healthcare trend surveys.

Assumptions for healthcare cost trend rates used to determine the benefit obligation and net periodic benefit cost for our postretirement plan as of and for the year ended June 30, 2016 are as follows:

	Net Periodic Benefit Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2026
A one percentage point change in assumed healthcare cost trend rates would have the following effects on the benefit obligation for our postretirement plan and net periodic postretirement benefit cost as of and for the year ended June 30, 2016:

	Increase (Decrease) on Total of Service and Interest Cost Components	Increase (Decrease) on Benefit Obligation
One percentage point increase	$63	$383
One percentage point decrease	(55)	(373)
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
See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our pension plans and other postretirement benefit plan.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For sensitivity analyses and other information regarding market risks we face in connection with our pension and postretirement plans, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies — Defined Benefit Pension Plans and Other Postretirement Benefit Plan,” which information is incorporated by reference herein.

Our market risk exposure to interest rate risk relates to any borrowing we may incur.

Borrowings under the credit agreement, dated September 28, 2015, among MSGN L.P., MSGN Eden, LLC, Regional MSGN Holdings LLC and certain subsidiaries of MSGN L.P. and a syndicate of lenders (the "Credit Agreement") bear interest, based on our election, at a floating rate based upon LIBOR, the New York Fed Bank Rate or the U.S. Prime Rate, plus, in each case, an additional rate which is fixed for an initial period of time and thereafter dependent upon our total leverage ratio at the time. Accordingly, we are subject to interest rate risk with respect to the tenor of any borrowings we may incur under the Credit Agreement. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing at June 30, 2016 and continuing for a full year would increase interest expense related to the amount outstanding under our $1.550 billion term loan facility provided under the Credit Agreement by $14,482. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements” for more information on our Credit Agreement.
We have de minimis foreign currency risk exposure as our business operates almost entirely in U.S. Dollars. We do not have any meaningful commodity risk exposures associated with our operations.
Item 8. Financial Statements and Supplementary Data
The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report on Form 10-K, and are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016 the Company's disclosure controls and procedures were effective at a reasonable level of assurance in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
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
Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2016.
The effectiveness of our internal control over financial reporting as of June 30, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

Following the Distribution we entered into a transition services agreement and other agreements with MSG which provide certain business and administrative services that were previously performed by internal resources. Such services include support with respect to information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. The Company continues to review and document its internal controls over financial reporting, and may, from time to time, make changes aimed at enhancing their effectiveness.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2016 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2016 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2016 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2016 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2016 annual meeting of the Company's stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F-1

2.	Financial statement schedule:

Schedule supporting consolidated financial statements:
Schedule II — Valuation and Qualifying Accounts	40
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	The Index to Exhibits is on page	43

MSG NETWORKS INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	(Additions) Deductions Charged to Costs and Expenses	(Additions) Deductions Charged to Other Accounts	Deductions (a)	Balance at End of Period
Year Ended June 30, 2016 Allowance for doubtful accounts	$(273)	$(791)	$(52)	$278	$(838)
Year Ended June 30, 2015 Allowance for doubtful accounts	$(146)	$(244)	$—	$117	$(273)
Year Ended June 30, 2014 Allowance for doubtful accounts	$(1,125)	$(42)	$41	$980	$(146)
_____________________________
(a) Primarily reflects write-offs of uncollectible amounts.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of August, 2016.

MSG Networks Inc.

By:	/s/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrea Greenberg and Bret Richter, and each of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person's name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ ANDREA GREENBERG	President & Chief Executive Officer (Principal Executive Officer)	August 18, 2016
Andrea Greenberg
/s/ BRET RICHTER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 18, 2016
Bret Richter
/s/ DAWN DARINO-GORKSI	Senior Vice President, Controller and Principal Accounting Officer	August 18, 2016
Dawn Darino-Gorski
/s/ JAMES L. DOLAN	Executive Chairman (Director)	August 18, 2016
James L. Dolan
/s/ CHARLES F. DOLAN	Director	August 18, 2016
Charles F. Dolan
/s/ PAUL J. DOLAN	Director	August 18, 2016
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 18, 2016
Quentin F. Dolan
/s/ THOMAS C. DOLAN	Director	August 18, 2016
Thomas C. Dolan

Name	Title	Date
/s/ BRIAN G. SWEENEY	Director	August 18, 2016
Brian G. Sweeney
/s/ WILT HILDENBRAND	Director	August 18, 2016
Wilt Hildenbrand
/s/ HANK J. RATNER	Director	August 18, 2016
Hank J. Ratner
/s/ JOEL M. LITVIN	Director	August 18, 2016
Joel M. Litvin
/s/ WILLIAM J. BELL	Director	August 18, 2016
William J. Bell
/s/ EUGENE F. DEMARK	Director	August 18, 2016
Eugene F. Demark
/s/ JOHN L. SYKES	Director	August 18, 2016
John L. Sykes

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1
Distribution Agreement between Cablevision Systems Corporation and MSG Networks Inc. formerly known as The Madison Square Garden Company (incorporated by reference to Exhibit 2.1 to Amendment No. 7 to the Company's Registration Statement on Form 10 filed on January 14, 2010).

2.2
Distribution Agreement dated September 11, 2015, between MSG Networks Inc. and The Madison Square Garden Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 14, 2015).

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

3.1.B
Amendment to the Amended and Restated Certificate of Incorporation of MSG Networks Inc., dated September 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2015).

3.2	Amended By-Laws of MSG Networks Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on October 6, 2015).
4.1
Registration Rights Agreement by and among MSG Networks Inc. formerly known as The Madison Square Garden Company and the Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 3.5 to Amendment No. 7 to the Company's Registration Statement on Form 10 filed on January 14, 2010).

4.2
Registration Rights Agreement by and among MSG Networks Inc. formerly known as The Madison Square Garden Company and the Dolan Family Affiliates (incorporated by reference to Exhibit 3.6 to Amendment No. 7 to the Company's Registration Statement on Form 10 filed on January 14, 2010).

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
10.1
Tax Disaffiliation Agreement between Cablevision Systems Corporation and MSG Networks Inc. formerly known as The Madison Square Garden Company, dated January 12, 2010 (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to the Company's Registration Statement on Form 10 filed on December 24, 2009).

10.2
Tax Disaffiliation Agreement dated September 11, 2015, between MSG Networks Inc. and The Madison Square Garden Company (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 14, 2015).

10.3
Contribution Agreement, dated as of September 11, 2015, among MSG Networks Inc., MSGN Holdings, L.P. and The Madison Square Garden Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 14, 2015).

10.4
Transition Services Agreement dated as of September 11, 2015, between MSG Networks Inc. and The Madison Square Garden Company (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 14, 2015).

10.5
Form of Employee Matters Agreement by and between Cablevision Systems Corporation and MSG Networks Inc. formerly known as The Madison Square Garden Company, (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).

10.6
Employee Matters Agreement dated September 11, 2015, between MSG Networks Inc. and The Madison Square Garden Company (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on September 14, 2015).

10.7	MSG Networks Inc. 2010 Employee Stock Plan, as amended (incorporated by reference to Annex A to the Company's DEF 14A filed on October 28, 2015).†
10.8	MSG Networks Inc. 2010 Cash Incentive Plan, as amended (incorporated by reference to Annex B to the Company's DEF 14A filed on October 28, 2015).†
10.9	MSG Networks Inc. 2010 Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Annex C to the Company's DEF 14A filed on October 28, 2016).†

EXHIBIT NO.	DESCRIPTION
10.10
Lease Agreement, between RCPI Trust and Radio City Productions LLC, relating to Radio City Music Hall, dated December 4, 1997 (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed on November 4, 2009). +

10.11
First Amendment to Original Lease Agreement, dated December 4, 1997, between RCPI Trust and Radio City Productions LLC, dated February 19, 1999 (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company's Registration Statement on Form 10 filed on November 4, 2009).

10.12
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

10.14
Fourth Amendment to Lease, dated January 24, 2011 between RCPI Landmark Properties, LLC and Radio City Productions LLC (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 2010 filed on March 4, 2011).+

10.15
Restated Guaranty of Lease between Madison Square Garden, L.P. and RCPI Landmark Properties, LLC, dated August 14, 2008 (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company's Registration Statement on Form 10 filed on November 4, 2009).+

10.16
First Amendment to Restated Guaranty dated as of March 22, 2010 by and among RCPI Landmark Properties, LLC and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010).+

10.17
Second Amendment to Restated Guaranty dated as of January 24, 2011 by and among RCPI Landmark Properties, LLC and Madison Square Garden, L.P. (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended December 31, 2010 filed on March 4, 2011).

10.18
Affiliation Agreement between CSC Holdings, Inc. and MSGN Holdings L.P. formerly known as MSG Holdings, L.P. (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).+

10.19
Form of MSG Networks Inc. formerly known as The Madison Square Garden Company Option Agreement in respect of Vested Cablevision Options granted on and prior to November 8, 2005 (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†

10.20
Form of MSG Networks Inc. formerly known as The Madison Square Garden Company Rights Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†

10.21
Form of MSG Networks Inc. formerly known as The Madison Square Garden Company Option Agreement in respect of Vested Cablevision Options granted on June 5, 2006 and October 19, 2006 (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†

10.22
Form of MSG Networks Inc. formerly known as The Madison Square Garden Company Option Agreement in respect of Cablevision Options granted on January 20, 2009 (incorporated by reference to Exhibit 10.16 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†

10.23
Form of MSG Networks Inc. formerly known as The Madison Square Garden Company Option Agreement in respect of Cablevision Options granted on March 5, 2009 (incorporated by reference to Exhibit 10.17 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).†

10.24
Form of MSG Networks Inc. formerly known as The Madison Square Garden Company Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 2012 filed on February 6, 2013).†

10.25
Form of MSG Networks Inc. formerly known as The Madison Square Garden Company Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2015). †

10.26
Form of MSG Networks Inc. formerly known as The Madison Square Garden Company Performance Award Agreement (incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended June 30, 2013 filed on August 21, 2013). †

EXHIBIT NO.	DESCRIPTION
10.27
Form of MSG Networks Inc. formerly known as The Madison Square Garden Company Restricted Shares Agreement (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2009 filed on April 23, 2010). †

10.28	Form of MSG Networks Inc. Performance Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 10, 2015). †
10.29
Employment Agreement by and between MSG Networks Inc. formerly known as The Madison Square Garden Company and James L. Dolan (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Company's Registration Statement on Form 10 filed on December 24, 2009).†

10.30
Employment Agreement by and between Madison Square Garden, Inc. and Hank J. Ratner (incorporated by reference to Exhibit 10.19 to Amendment No. 5 to the Company's Registration Statement on Form 10 filed on December 24, 2009).†

10.31
Letter Agreement dated February 28, 2014 between The Madison Square Garden Company and Hank J. Ratner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2014).†

10.32
Employment Agreement dated August 21, 2012 between The Madison Square Garden Company and Robert M. Pollichino (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended June 30, 2012 filed on August 24, 2012).†

10.33
Retirement Agreement dated as of January 6, 2014 between The Madison Square Garden Company and Robert M. Pollichino (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2014).†

10.34
Consulting Agreement dated as of January 6, 2014 between The Madison Square Garden Company and Robert M. Pollichino (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 6, 2014).†

10.35
Employment Agreement dated June 19, 2015 between The Madison Square Garden Company and Lawrence J. Burian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 19, 2015).†

10.36
Form of Time Sharing Agreement between Dolan Family Office, LLC and MSG Networks Inc., formerly known as Madison Square Garden, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to the Company's Registration Statement on Form 10 filed on December 24, 2009).

10.37
Employment Agreement dated March 4, 2014 between The Madison Square Garden Company and Tad Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 6, 2014).†

10.38
Employment Agreement dated as of September 11, 2015, between MSG Networks Inc. and Andrea Greenberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 14, 2015). †

10.39
Employment Agreement dated as of September 11, 2015, between MSG Networks Inc. and Bret Richter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 14, 2015). †

10.40
Employment Agreement dated as of September 11, 2015, between MSG Networks Inc. and Lawrence J. Burian (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 14, 2015). †

10.41
Employment Agreement dated September 11, 2015, between MSG Networks Inc. and Dawn Darino-Gorski (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2015 filed on November 5, 2015). †

10.42
Amendment dated September 10, 2015, to the Time Sharing Agreement dated February 9, 2010, between MSG Networks Inc. formerly known as The Madison Square Garden Company and Dolan Family Office, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2015).

10.43
Employment Agreement dated June 29, 2015, between The Madison Square Garden Company and David O’Connor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2015).†

10.44
Separation Agreement dated April 30, 2015 between The Madison Square Garden Company and Sean R. Creamer (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2015 filed on May 1, 2015).†

EXHIBIT NO.	DESCRIPTION
10.45
Credit Agreement dated as of May 6, 2014, by and among MSGN Holdings, L.P., certain subsidiaries of MSG Holdings, L.P., JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2014).

10.46
Time Sharing Agreement dated September 10, 2015, between MSGN Holdings, L.P. and the Dolan Family Office, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2015).

10.47
Credit Agreement dated as of September 28, 2015, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, MSGN Regional Holdings LLC and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.48
Security Agreement dated as of May 6, 2014, by and among MSGN Holdings, L.P., certain subsidiaries of MSG Holdings, L.P., other guarantors referred to therein and JP Morgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 6, 2014).

10.49
Security Agreement dated as of September 28, 2015, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, MSGN Regional Holdings LLC, and JPMorgan Chase Bank, N.A., as collateral agent thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.50
The Madison Square Garden Company Policy Concerning Certain Matters Relating to AMC Networks Inc. including Responsibilities of Overlapping Directors and Officers (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended June 30, 2012 filed on August 24, 2012)

10.51
MSG Networks Inc. Policy Concerning Certain Matters Relating to The Madison Square Garden Company and AMC Networks Inc. including Responsibilities of Overlapping Directors and Officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2015 filed on November 5, 2015).

10.52
Summary of Office Space Arrangement between MSGN Holdings, L.P. and the Knickerbocker Group LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2013 filed on May 3, 2013).

10.53
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

10.54
Purchase Agreement dated, April 3, 2014, between MSGN Holdings, L.P. and SiTV Media, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on April 4, 2014).

10.55
Form of Indemnification Agreement between MSG Networks Inc. formerly known as The Madison Square Garden Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2015). †

10.56	Summary of Office Space Arrangement between the Company and the Dolan Family Office.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.

EXHIBIT NO.	DESCRIPTION
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	This exhibit is a management contract or a compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
MSG Networks Inc.:
We have audited the accompanying consolidated balance sheets of MSG Networks Inc. as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity (deficiency) for each of the years in the three-year period ended June 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II — Valuation and Qualifying Accounts." We also have audited MSG Networks Inc.'s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). MSG Networks Inc.'s management is responsible for these consolidated financial statements, the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSG Networks Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, MSG Networks Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
/s/ KPMG LLP
New York, New York
August 18, 2016

MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$119,568	$203,768
Restricted cash	—	9,003
Accounts receivable, net	101,427	85,610
Net related party receivables	15,492	27,324
Prepaid income taxes	28,384	30,375
Prepaid expenses	13,188	12,863
Other current assets	3,053	3,514
Current assets of discontinued operations	—	125,896
Total current assets	281,112	498,353
Property and equipment, net	14,154	19,514
Amortizable intangible assets, net	44,123	47,583
Goodwill	424,508	424,508
Other assets	42,645	46,274
Non-current assets of discontinued operations	—	1,983,597
Total assets	$806,542	$3,019,829

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$2,043	$11,359
Net related party payables	4,302	420
Current portion of long-term debt	64,914	—
Income taxes payable	8,662	—
Accrued liabilities:
Employee related costs	10,340	19,504
Other accrued liabilities	15,991	18,101
Deferred revenue	6,143	4,971
Current liabilities of discontinued operations	—	520,179
Total current liabilities	112,395	574,534
Long-term debt, net of current portion	1,412,845	—
Defined benefit and other postretirement obligations	31,827	28,476
Other employee related costs	5,550	5,318
Related party payable	1,710	—
Other liabilities	5,612	5,951
Deferred tax liability	356,561	351,734
Non-current liabilities of discontinued operations	—	330,294
Total liabilities	1,926,500	1,296,307
Commitments and contingencies (see Notes 9, 10 and 11)
Stockholders' Equity (Deficiency):
Class A common stock, par value $0.01, 360,000 shares authorized; 61,354 and 62,207 shares outstanding as of June 30, 2016 and 2015, respectively	643	643
Class B common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of June 30, 2016 and 2015	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	—	1,084,002
Treasury stock, at cost, 2,905 and 2,052 shares as of June 30, 2016 and 2015, respectively	(207,796)	(143,250)
Retained earnings (accumulated deficit)	(905,352)	807,563
Accumulated other comprehensive loss	(7,589)	(25,572)
Total stockholders' equity (deficiency)	(1,119,958)	1,723,522
Total liabilities and stockholders' equity (deficiency)	$806,542	$3,019,829
See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2016	2015	2014
Revenues (including related party revenues of $162,269, $168,261 and $176,355, for the years ended June 30, 2016, 2015, and 2014, respectively)	$658,198	$631,010	$714,514

Direct operating expenses (including related party expenses of $137,857, $85,108 and $82,680, for the years ended June 30, 2016, 2015, and 2014, respectively)	268,024	217,233	259,434
Selling, general and administrative expenses (including related party expenses of $28,603, $6,895 and $12,565, for the years ended June 30, 2016, 2015, and 2014, respectively)	102,005	155,003	199,477
Depreciation and amortization	14,583	17,641	20,810
Gain on sale of Fuse (see Note 5)	—	(186,178)	—
Operating income	273,586	427,311	234,793
Other income (expense):
Interest income	2,368	2,068	1,918
Interest expense	(31,683)	(4,040)	(5,877)
Miscellaneous expense	(2)	(4)	(1,441)
	(29,317)	(1,976)	(5,400)
Income from continuing operations before income taxes	244,269	425,335	229,393
Income tax expense	(80,971)	(176,905)	(86,534)
Income from continuing operations	$163,298	$248,430	$142,859
Income (loss) from discontinued operations, net of taxes	(155,664)	6,271	(27,791)
Net income	$7,634	$254,701	$115,068
Earnings (loss) per share:
Basic
Income from continuing operations	$2.17	$3.22	$1.85
Income (loss) from discontinued operations	(2.07)	0.08	(0.36)
Net income	0.10	3.30	1.49
Diluted
Income from continuing operations	$2.16	$3.20	$1.83
Income (loss) from discontinued operations	(2.06)	0.08	(0.36)
Net income	0.10	3.28	1.47
Weighted-average number of common shares outstanding:
Basic	75,152	77,138	77,142
Diluted	75,527	77,687	78,167

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2016	2015	2014
Net income	$7,634	$254,701	$115,068
Other comprehensive loss, before income taxes:
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$(3,910)	$(7,174)	$(12,574)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	721	2,258	1,426
Amortization of net prior service credit included in net periodic benefit cost	(57)	(112)	(126)
Other comprehensive loss, before income taxes	(3,246)	(5,028)	(11,274)
Income tax benefit (expense) related to items of other comprehensive loss	823	2,167	4,782
Other comprehensive loss	(2,423)	(2,861)	(6,492)
Comprehensive income	$5,211	$251,840	$108,576

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2016	2015	2014
Cash flows from operating activities from continuing operations:
Net income	$7,634	$254,701	$115,068
(Income) loss from discontinued operations, net of taxes	155,664	(6,271)	27,791
Income from continuing operations	163,298	248,430	142,859
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	14,583	17,641	20,810
Amortization of deferred financing costs	3,234	1,602	2,519
Share-based compensation expense	9,266	10,211	15,698
Excess tax benefit on share-based awards	(4,869)	(10,109)	(6,659)
Gain on sale of Fuse, before income taxes	—	(186,178)	—
Change in deferred income taxes related to the sale of Fuse	—	6,799	—
Provision for doubtful accounts	791	244	42
Change in assets and liabilities:
Accounts receivable, net	(16,608)	(1,682)	(4,234)
Net related party receivables	11,832	(1,159)	(6,150)
Prepaid expenses and other assets	8,403	(7,474)	4,190
Accounts payable	(9,316)	(903)	(3,624)
Net related party payables, including payable to MSG	3,796	420	(72)
Prepaid/payable for income taxes, excluding the impact of the change in income taxes payable related to the sale of Fuse	27,132	(26,826)	(9,726)
Accrued and other liabilities	(12,261)	(9,056)	14,153
Deferred revenue	1,172	340	700
Deferred income taxes, excluding the impact of the change in deferred income taxes related to the sale of Fuse	(18,605)	(19,649)	(9,830)
Net cash provided by operating activities from continuing operations	181,848	22,651	160,676
Cash flows from investing activities from continuing operations:
Capital expenditures	(3,323)	(6,663)	(679)
Proceeds from sale of property and equipment	—	27	—
Proceeds from sale of Fuse, net of transaction costs (see Note 5)	—	228,063	—
Net cash provided by (used in) investing activities from continuing operations	(3,323)	221,427	(679)
Cash flows from financing activities from continuing operations:
Principal payments on capital lease obligations	—	—	(257)
Proceeds from Term Loan Facility (see Note 8)	1,550,000	—	—
Principal repayments on Term Loan Facility (see Note 8)	(61,250)	—	—
Cash distributed with MSG	(1,467,093)	—	—
Payments for financing costs	(9,860)	(84)	(6,718)
Proceeds from stock option exercises	1,010	518	863
Repurchases of common stock	(100,027)	(140,717)	—
Taxes paid in lieu of shares issued for equity-based compensation	(11,190)	(18,082)	(12,366)
Excess tax benefit on share-based awards	4,869	10,109	6,659
Net cash used in financing activities from continuing operations	(93,541)	(148,256)	(11,819)
Net cash provided by continuing operations	84,984	95,822	148,178
Cash flows of discontinued operations
Net cash provided by (used in) operating activities	(113,691)	131,882	181,879
Net cash used in investing activities	(70,410)	(101,270)	(515,719)
Net cash used in financing activities	—	—	—
Net cash used in discontinued operations	(184,101)	30,612	(333,840)
Net increase (decrease) in cash and cash equivalents	(99,117)	126,434	(185,662)
Cash and cash equivalents at beginning of period, including cash in both continuing operations and discontinued operations	218,685	92,251	277,913
Cash and cash equivalents at end of period	$119,568	$218,685	$92,251
See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2013	$775	$1,070,764	$(14,179)	$437,794	$(16,219)	$1,478,935
Net income	—	—	—	115,068	—	115,068
Other comprehensive loss	—	—	—	—	(6,492)	(6,492)
Comprehensive income						108,576
Exercise of stock options	—	(89)	979	—	—	890
Share-based compensation	—	21,750	—	—	—	21,750
Tax withholding associated with shares issued for equity-based compensation	—	(12,366)	—	—	—	(12,366)
Shares issued upon distribution of Restricted Stock Units	—	(5,663)	5,663	—	—	—
Excess tax benefit on share-based awards	—	6,659	—	—	—	6,659
Balance as of June 30, 2014	$775	$1,081,055	$(7,537)	$552,862	$(22,711)	$1,604,444
Net income	—	—	—	254,701	—	254,701
Other comprehensive loss	—	—	—	—	(2,861)	(2,861)
Comprehensive income						251,840
Exercise of stock options	1	(648)	1,138	—	—	491
Share-based compensation	—	15,437	—	—	—	15,437
Tax withholding associated with shares issued for equity-based compensation	—	(18,082)	—	—	—	(18,082)
Shares issued upon distribution of Restricted Stock Units	3	(3,869)	3,866	—	—	—
Repurchases of common stock	—	—	(140,717)	—	—	(140,717)
Excess tax benefit on share-based awards	—	10,109	—	—	—	10,109
Balance as of June 30, 2015	$779	$1,084,002	$(143,250)	$807,563	$(25,572)	$1,723,522
Net income	—	—	—	7,634	—	7,634
Other comprehensive loss	—	—	—	—	(2,423)	(2,423)
Comprehensive income						5,211
Exercise of stock options	—	(4,770)	10,345	(4,565)	—	1,010
Share-based compensation	—	10,120	—	—	—	10,120
Tax withholding associated with shares issued for equity-based compensation	—	(11,190)	—	—	—	(11,190)
Shares issued upon distribution of Restricted Stock Units	—	(18,663)	25,136	(6,473)	—	—
Repurchases of common stock	—	—	(100,027)	—	—	(100,027)
Excess tax benefit on share-based awards	—	8,720	—	(3,851)	—	4,869
Distribution of The Madison Square Garden Company	—	(1,067,968)	—	(1,705,189)	20,406	(2,752,751)
Adjustments related to the transfer of certain liabilities as a result of the Distribution	—	(251)		(471)		(722)
Balance as of June 30, 2016	$779	$—	$(207,796)	$(905,352)	$(7,589)	$(1,119,958)

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
MSG Networks Inc. (together with its subsidiaries, the “Company”) owns and operates two regional sports and entertainment networks, MSG Network ("MSGN") and MSG+, collectively the “MSG Networks.”
The Company was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On February 9, 2010, Cablevision spun off the Company (the “CVC Distribution”) and the Company thereby acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in MSGN Holdings, L.P., formerly MSG Holdings L.P. (“MSGN L.P.”). MSGN L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Madison Square Garden businesses. MSGN L.P. is now our wholly-owned subsidiary, through which we conduct substantially all of the business activities.
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (formerly MSG Spinco, Inc., and referred to herein as “MSG”) (the “Distribution”). MSG owns, directly or indirectly, the sports and entertainment businesses previously owned and operated by the Company's sports and entertainment segments, owns, leases or operates the arenas and other venues previously owned, leased or operated by the Company and owns the joint venture interests previously owned by the Company. In the Distribution, each holder of the Company’s Class A common stock, par value $0.01 per share ("Class A Common Stock"), of record as of the close of business, New York City time, on September 21, 2015 (the “Record Date”), received one share of MSG Class A common stock, par value $0.01 per share ("MSG Class A Common Stock"), for every three shares of the Company’s Class A Common Stock held on the Record Date. Each record holder of the Company’s Class B common stock, par value $0.01 per share, ("Class B Common Stock") received one share of MSG Class B common stock, par value $0.01 per share, for every three shares of the Company's Class B Common Stock held on the Record Date. Subsequent to the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting and the historical financial results of MSG have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the Distribution Date.
After giving effect to the Distribution, the Company operates and reports financial information in one segment. Substantially all revenues and assets of the Company are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
Reclassifications
Certain amounts reported for the prior period in the accompanying financial statements have been reclassified in order to conform to the current period’s presentation. Assets and liabilities related to the Distribution on the Company's consolidated balance sheet as of June 30, 2015 have been reclassified as assets and liabilities of discontinued operations (see Note 3 for further details). All assets and liabilities related to discontinued operations are excluded from the footnotes unless otherwise noted. In addition, the historical results of MSG have been reflected in the accompanying statements of operations for the years ended June 30, 2016, 2015 and 2014. as discontinued operations. The reclassifications also consisted of the separation of prepaid income taxes, which was previously reported in prepaid expenses in the consolidated balance sheet.

MSG NETWORKS INC.
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
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
The Company earns affiliation fee revenue from the cable, satellite, telephone and other platforms that distribute our networks. The Company's programming networks are delivered throughout the term of the agreements and the Company recognizes this revenue in the period that the programming network is provided.
The Company also earns advertising revenues, which are typically recognized when the advertisements are aired. In certain advertising sales arrangements, the Company guarantees specified viewer ratings for its programming. For these types of transactions, a portion of such revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when the Company provides the required additional advertising time, the guarantee obligation contractually expires or additional performance requirements become remote.
Gross versus Net Revenue Recognition
The Company reports revenue on a gross or net basis based on management's assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of several qualitative factors. When the Company acts as an agent, revenue is reported on a net basis. The Company entered into an advertising sales representation agreement with MSG, who has the exclusive right and obligation to sell the Company's advertising availabilities. Generally, the Company reports advertising revenue on a gross basis.
Nonmonetary Transactions
The Company enters into nonmonetary transactions that involve the exchange of goods or services, such as advertising and promotional benefits, for other goods or services. Such transactions are measured and recorded at the fair value of the goods or services surrendered unless the goods or services received have a more readily determinable fair value. In addition, the Company enters into other monetary transactions in which nonmonetary consideration is also included and the entire transaction is recorded at fair value. If the fair values cannot be determined for either the asset(s) surrendered or received

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

within reasonable limits, then the nonmonetary transaction is measured and recorded at the book value of the item(s) surrendered which typically is zero.
Direct Operating Expenses
Direct operating expenses primarily represent media rights fees, and other network programming costs, such as salaries of our on-air personalities, producers, directors, technicians, writers and other creative and technical staff, as well as expenses associated with location costs and maintaining studios, origination and transmission facilities.
The professional team media rights acquired under media rights agreements to telecast various sporting events and other programming for exhibition on our networks are typically expensed on a straight-line basis over the term of the applicable contract or license period.
Advertising Expenses
Advertising costs are typically charged to expense when incurred. Total advertising costs classified in selling, general and administrative expenses were $10,540, $11,010 and $12,662 for the years ended June 30, 2016, 2015 and 2014, respectively.
Income Taxes

The Company's provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets are subject to an ongoing assessment of realizability. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the realization of its deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statements of operations. The Company measures its deferred tax liability with regard to MSGN L.P. based on the difference between the tax basis and the carrying amount for financial reporting purposes; this is commonly referred to as the outside basis difference. Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense. The Company accounts for investment tax credits using the “flow-through” method, under which the tax benefit generated from an investment tax credit is recorded in the period the credit is generated.
Share-based Compensation
The Company measures the cost of employee services received in exchange for an award of equity-based instruments based on the grant date fair value of the award. Share-based compensation cost is recognized in earnings (net of estimated forfeitures) over the period during which an employee is required to provide service in exchange for the award, except for restricted stock units granted to non-employee directors which, unless otherwise provided under the applicable award agreement, are fully vested, and are expensed at the grant date. The Company has elected to recognize share-based compensation cost for graded vesting awards with only service conditions on a straight-line basis over the requisite service period for the entire award. The Company estimates forfeitures based upon historical experience and its expectations regarding future vesting of awards. To the extent actual forfeitures are different from the Company's estimates, share-based compensation is adjusted accordingly.
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
Restricted Cash
The Company's restricted cash balance as of June 30, 2015 reflects the Company's contribution to fund certain obligations in connection with an executive separation agreement. The carrying amount of restricted cash approximates fair value due to the short-term maturity of these instruments. Changes in restricted cash are reflected in cash flows from either operating or investing activities, depending on the circumstances to which the changes in the underlying restricted cash relate.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accounts Receivable
Accounts receivable is recorded at net realizable value. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is estimated based on the Company's analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company's allowance for doubtful accounts was $838 and $273 as of June 30, 2016 and 2015, respectively.
Long-Lived and Indefinite-Lived Assets
The Company's long-lived and indefinite-lived assets consist of property and equipment, goodwill and amortizable intangible assets.
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
Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives. Goodwill has an indefinite useful life and is not amortized.
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
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  The Company has one reporting unit for evaluating goodwill impairment.
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
Defined Benefit Pension Plans and Other Postretirement Benefit Plan
As more fully described in Note 13, the Company has both funded and unfunded defined benefit plans, as well as a contributory other postretirement benefit plan, covering certain full-time employees and retirees. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return, discount rate and rate of compensation

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

increases, among others. The Company recognizes the funded status of its defined benefit pension and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).
Earnings Per Common Share
Basic earnings (loss) per common share (“EPS”) is based upon net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock units (“RSUs”) and exercise of stock options (see Note 14) only in the periods in which such effect would have been dilutive.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which provides clarification on the implementation guidance on principal versus agent considerations outlined in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which finalized amendments to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies assessing collectibility, noncash consideration, presentation of sales taxes, completed contracts and contract modifications at transition. Early adoption is permitted and the Company can early adopt ASU No. 2014-09 and the related updates beginning in the first quarter of fiscal year 2018. If the Company does not apply the early adoption provision, ASU No. 2014-09 will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Note 3. Discontinued Operations
As a result of the Distribution, the results of the Company’s MSG operations through the Distribution Date, as well as transaction costs related to the Distribution, have been classified in the consolidated statements of operations as discontinued operations for all periods presented. No gain or loss was recognized in connection with the Distribution. Operating results of discontinued operations for the years ended June 30, 2016, 2015 and 2014 are summarized below:

	Years Ended June 30,
	2016	2015	2014
Revenues (a)	$150,381	$1,071,551	$913,615
Direct operating expenses	71,320	725,172	712,484
Selling, general and administrative expenses	58,283	183,226	165,671
Depreciation and amortization	23,772	103,481	86,140
Operating income (loss)	(2,994)	59,672	(50,680)
Equity in earnings (loss) of equity-method investments	2,679	(40,590)	(1,323)
Interest income	635	1,886	589
Interest expense	(540)	(2,467)	(1,529)
Miscellaneous income	—	2,802	96
Income (loss) from discontinued operations before income taxes	(220)	21,303	(52,847)
Income tax benefit (expense)	(155,444)	(15,032)	25,056
Income (loss) from discontinued operations, net of taxes	$(155,664)	$6,271	$(27,791)

(a)
Includes rights fees for New York Knicks (“Knicks”) and New York Rangers (“Rangers”) programming prior to the Distribution Date, which were previously eliminated in consolidation. However, these amounts are now presented as revenues in the income (loss) from discontinued operations line with the offsetting expense in direct operating expenses, within continuing operations, in the accompanying consolidated statements of operations.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Prior to the Distribution, the Company's collections for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. In connection with the reorganization transactions related to the Distribution, the tax recognition on most of these deferred revenues was accelerated to the date of the reorganization. The impact of the acceleration of such deferred revenue is reflected in income tax expense of discontinued operations for the year ended June 30, 2016. During the three months ended June 30, 2016, the Company recorded a tax benefit of $5,949 in discontinued operations primarily related to a tax return to book provision adjustment in connection with its anticipated tax return for the tax year ended December 31, 2015.
Amounts for the years ended June 30, 2015 and 2014 presented above differ from historically reported results for the Company's sports and entertainment segments due to certain reclassifications and adjustments made to corporate overhead costs for purposes of discontinued operations reporting.
The assets and liabilities of MSG have been classified in the consolidated balance sheet as of June 30, 2015 as assets and liabilities of discontinued operations and consist of the following, by major class:

June 30, 2015
Cash and cash equivalents	$14,917
Accounts receivable, net	51,133
Other current assets	59,846
Current assets of discontinued operations	125,896

Investments and loans to nonconsolidated affiliates	249,394
Property and equipment, net	1,188,705
Goodwill	277,166
Intangible assets, net	189,174
Other non-current assets	79,158
Non-current assets of discontinued operations	1,983,597

Accounts payable and accrued liabilities	196,423
Deferred revenue	323,756
Current liabilities of discontinued operations	520,179

Defined benefits and other postretirement obligations	56,740
Other employee related costs	51,687
Deferred tax liability	171,928
Other non-current liabilities	49,939
Non-current liabilities of discontinued operations	330,294
Net assets of discontinued operations	$1,259,020

The following table summarizes the net impact of the Distribution to Company's stockholders' equity (deficiency):

Decrease in additional paid-in capital (a)	$(1,068,603)
Decrease in retained earnings (a)	(1,705,276)
Decrease in accumulated other comprehensive loss	20,406
$(2,753,473)
(a) These amounts include subsequent adjustments related to the transfer of certain assets and liabilities as a result of the Distribution.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The above amounts include cash distributed with MSG of $1,467,093.

Note 4. Computation of Earnings per Common Share
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS.

	Years Ended June 30,
	2016	2015	2014
Weighted-average number of shares for basic EPS	75,152	77,138	77,142
Dilutive effect of shares issuable under share-based compensation plans	375	549	1,025
Weighted-average number of shares for diluted EPS	75,527	77,687	78,167
Anti-dilutive shares	—	4	—
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
For all periods presented prior to the sale, the Company's income from continuing operations included Fuse.
The equity interest in Fuse Media was transferred to MSG in connection with the Distribution.
Note 6. Goodwill and Intangible Assets
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified, including the goodwill of the MSG Entertainment and MSG Sports reporting units that was transferred to MSG as part of the Distribution.
During the first quarter of fiscal year 2016, the Company performed its annual impairment test of identifiable indefinite-lived intangible assets, all of which were transferred to MSG in connection with the Distribution, and there was no impairment identified.
The Company's intangible assets subject to amortization are as follows:

	June 30, 2016	June 30, 2015
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(38,921)	(35,461)
	$44,123	$47,583

Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets for continuing operations was $3,460 for the years ended June 30, 2016, 2015 and 2014.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2017 through 2021 to be as follows:

Fiscal year ending June 30, 2017	$3,460
Fiscal year ending June 30, 2018	3,460
Fiscal year ending June 30, 2019	3,460
Fiscal year ending June 30, 2020	3,460
Fiscal year ending June 30, 2021	3,460

Note 7. Property and Equipment
As of June 30, 2016 and 2015, property and equipment consisted of the following assets:

	June 30,		Estimated
	2016	2015	Useful Lives
Equipment	$44,508	$43,277	2 to 10 years
Furniture and fixtures	1,744	1,723	5 to 8 years
Leasehold improvements	19,561	19,645	Shorter of term of lease or life of improvement
Construction in progress	966	3,103
	66,779	67,748
Less accumulated depreciation and amortization	(52,625)	(48,234)
	$14,154	$19,514
Depreciation and amortization expense on property and equipment for continuing operations was $11,123, $14,181, and $17,350 for the years ended June 30, 2016, 2015 and 2014, respectively, which includes depreciation expense on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not qualify for discontinued operations reporting.
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
Senior Secured Credit Facilities
On September 28, 2015, MSGN L.P., MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders.
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
Subject to the satisfaction of certain conditions and limitations, the Credit Agreement allows for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans. Borrowings under the Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (a) base rate, representing the higher of: (i) the New York Fed Bank Rate plus 0.50%; (ii) the U.S. Prime Rate; or (iii) the one-month London Interbank Offered Rate, or

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

LIBOR, plus 1.00% (the “Base Rate”), plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a total leverage ratio), or (b) a Eurodollar rate (the “Eurodollar Rate”) plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a total leverage ratio), provided that for the period until the delivery of the compliance certificate for the period ending March 31, 2016, the additional rate used in calculating both floating rates was (i) 1.00% per annum for borrowings bearing interest at the Base Rate, and (ii) 2.00% per annum for borrowings bearing interest at the Eurodollar Rate. Upon a payment default in respect of principal, interest or other amounts due and payable under the Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The Credit Agreement requires MSGN L.P. pay a commitment fee of 0.30% in respect of the average daily unused commitments, as well as fronting fees, to banks that issue letters of credit pursuant to the Revolving Credit Facility.
The Credit Agreement generally requires the Holding Entities, MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from and after October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities, MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of June 30, 2016, the Holding Entities, MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2016, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. During the year ended June 30, 2016, the Company has made principal payments aggregating $61,250, which reduced the principal amount of the initial Term Loan Facility for subsequent amortization. The Term Loan Facility amortizes quarterly in accordance with its terms from June 30, 2016 through June 30, 2020 with a final maturity date on September 28, 2020.
As of June 30, 2016, the principal repayments required for the next five years under the Term Loan Facility are as follows:

Fiscal year ending June 30, 2017	$67,500
Fiscal year ending June 30, 2018	75,000
Fiscal year ending June 30, 2019	75,000
Fiscal year ending June 30, 2020	114,375
Fiscal year ending June 30, 2021	1,156,875
$1,488,750
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
In addition to the financial covenants previously discussed, the Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Credit Agreement contains certain restrictions on the ability of the Holding Entities, MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchases of capital stock; (v) changing its lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The Holdings Entities are subject to customary passive holding company covenants.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company is amortizing its deferred financing costs on a straight-line basis over the five-year term of the Senior Secured Credit Facilities which approximates the effective interest method. The following table summarizes the presentation of the Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheet as of June 30, 2016:

Reported in	Term Loan Facility	Deferred Financing Costs	Net
Current portion of long-term debt	$67,500	$(2,586)	$64,914
Long-term debt, net of current portion	1,421,250	(8,405)	1,412,845
Total	$1,488,750	$(10,991)	$1,477,759

In addition, the Company has deferred financing costs related to the Revolving Credit Facility of $417 and $1,356 classified in other current assets and other assets, respectively, in the accompanying consolidated balance sheet as of June 30, 2016.

The Company made interest payments under the Credit Agreement of $27,691 during the year ended June 30, 2016.
Note 9. Operating Leases

The Company has various long-term noncancelable operating lease agreements, primarily for office and studio space expiring at various dates through 2024. The rent expense associated with such operating leases is recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense under these lease agreements totaled $10,393 , $15,177 and $15,367 for the years ended June 30, 2016, 2015 and 2014, respectively, which includes rent expense on certain operating leases that were transferred to MSG in connection with the Distribution, but which did not qualify for discontinued operations reporting.
As of June 30, 2016, future minimum rental payments under leases having noncancelable initial lease terms in excess of one year are as follows:

Fiscal year ending June 30, 2017	$6,868
Fiscal year ending June 30, 2018	4,557
Fiscal year ending June 30, 2019	4,557
Fiscal year ending June 30, 2020	4,397
Fiscal year ending June 30, 2021	2,988
Thereafter	9,075
$32,442
During the year ended June 30, 2016 and 2015, the Company recorded income of $2,638 and $2,607, respectively, related to the use of certain space of the Company by third parties.
Note 10. Commitments and Contingencies
As of June 30, 2016, future cash payments required under contracts entered into by the Company in the normal course of business are as follows:

Fiscal year ending June 30, 2017	$213,972
Fiscal year ending June 30, 2018	227,800
Fiscal year ending June 30, 2019	230,697
Fiscal year ending June 30, 2020	234,649
Fiscal year ending June 30, 2021	239,536
Thereafter	3,585,690
$4,732,344

Contractual obligations above consist primarily of the Company's obligations under media rights agreements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In addition, see Note 8 for the principal repayments required under the Company's Term Loan Facility.
Note 11. Legal Matters
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Note 12. Fair Value Measurements
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
The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
June 30, 2016
Assets:
Money market accounts	$68,591	$—	$—	$68,591
Time deposits	50,977	—	—	50,977
Total assets measured at fair value	$119,568	$—	$—	$119,568
June 30, 2015
Assets:
Money market accounts	$89,062	$—	$—	$89,062
Time deposits	113,227	—	—	113,227
Total assets measured at fair value	$202,289	$—	$—	$202,289
Money market accounts and time deposits are classified within Level 1 of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company's money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company's long-term debt (see Note 8) was approximately $1,466,419 as of June 30, 2016. The Company's long-term debt is classified within Level 2 of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can also be derived from inputs that are readily observable.
Note 13. Pension Plans and Other Postretirement Benefit Plan
Company Sponsored Plans
Prior to the Distribution, the Company sponsored a non-contributory qualified cash balance retirement plan covering its non-union employees (the “MSG Cash Balance Pension Plan”) and a non-contributory qualified defined benefit pension plan covering certain of its union employees (the “MSG Union Plan”). Since March 1, 2011, the MSG Cash Balance Pension Plan has also included the assets and liabilities of a frozen (as of December 31, 2007) non-contributory qualified defined pension plan covering non-union employees hired prior to January 1, 2001. The MSG Cash Balance Pension Plan has been amended to freeze participation and future benefit accruals effective December 31, 2015.  The MSG Cash Balance Pension Plan and MSG Union Plan are collectively referred to as the “MSG Pension Plans.”
The Company currently sponsors (i) a non-contributory qualified defined benefit pension plan covering certain of its union

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

employees (the “Union Plan”), (ii) an unfunded non-contributory, non-qualified excess cash balance plan covering certain employees who participate in the MSG Cash Balance Pension Plan (the "Excess Cash Balance Plan"), and (iii) an unfunded non-contributory non-qualified defined benefit pension plan for the benefit of certain employees who participate in an underlying qualified plan, which was merged into the MSG Cash Balance Pension Plan on March 1, 2011 (the “Excess Plan”). The Union Plan, Excess Cash Balance Plan and Excess Plan are collectively referred to as the “MSG Networks Plans.”
As of December 31, 2015, the Excess Cash Balance Plan was amended to freeze participation and future benefit accruals. Therefore, after December 31, 2015, no employee of the Company who was not already a participant may become a participant in the plans and no further annual pay credits will be made for any future year.  Existing account balances under the plans will continue to be credited with monthly interest in accordance with the terms of the plans. As of December 31, 2007, the Excess Plan was amended to freeze all benefits earned through December 31, 2007 and to eliminate the ability of participants to earn benefits for future service under this plan. Benefits payable to retirees under the Union Plan are based upon years of service and participants’ compensation.

The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 who are eligible to commence receipt of early or normal Retirement Plan benefits under the MSG Cash Balance Pension Plan and their dependents, as well as certain union employees (“Postretirement Plan”).

As of the Distribution Date, the Company and MSG entered into an employee matters agreement (the “Employee Matters Agreement”) which determined each company’s obligations after the Distribution with regard to liabilities historically under the Company’s former pension and postretirement plans. Under the Employee Matters Agreement, the assets and liabilities of the MSG Pension Plans have been transferred to MSG. In addition, the following have been transferred to MSG: Liabilities related to (i) current MSG employees who are active participants in the Excess Plan and/or the Excess Cash Balance Plan, (ii) current MSG employees who are eligible for participation in the Postretirement Plan, and (iii) former MSG employees who are retired participants in the Postretirement Plan. The Company has retained liabilities related to (i) its current employees and former employees of the Company or MSG who are active participants in the Excess Plan and/or the Excess Cash Balance Plan, (ii) its current employees who are eligible for participation in the Postretirement Plan, (iii) its former employees who are retired participants in the Postretirement Plan, and (iv) the Union Plan.
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company's consolidated balance sheets associated with the MSG Networks Plans, MSG Pension Plans and Postretirement Plan as of June 30, 2016 and 2015 based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of period	$191,064	$180,376	$8,704	$9,214
Service cost	1,962	6,943	112	198
Interest cost	3,418	7,915	206	331
Actuarial loss (gain)	4,534	3,519	425	(855)
Benefits paid	(1,906)	(7,689)	(235)	(184)
Transfer due to the Distribution	(155,151)	—	(5,675)	—
Benefit obligation at end of period	43,921	191,064	3,537	8,704
Change in plan assets:
Fair value of plan assets at beginning of period	112,213	111,811	—	—
Actual return on plan assets	1,433	(847)	—	—
Employer contributions	2,675	8,938	—	—
Benefits paid	(1,906)	(7,689)	—	—
Transfer due to the Distribution	(99,597)	—	—	—
Fair value of plan assets at end of period	14,818	112,213	—	—
Funded status at end of period	$(29,103)	$(78,851)	$(3,537)	$(8,704)

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Amounts recognized in the consolidated balance sheets as of June 30, 2016 and 2015 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2016	2015	2016	2015
Current liabilities (included in accrued employee related costs) of continuing operations	$(730)	$(750)	$(83)	$(81)
Non-current liabilities (included in defined benefit and other postretirement obligations) of continuing operations	(28,373)	(25,446)	(3,454)	(3,030)
Current liabilities of discontinued operations	—	(1,266)	—	(243)
Non-current liabilities of discontinued operations	—	(51,389)	—	(5,350)
	$(29,103)	$(78,851)	$(3,537)	$(8,704)
Accumulated other comprehensive income (loss), before tax, as of June 30, 2016 and 2015 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2016	2015	2016	2015
Actuarial gain (loss)	$(12,791)	$(44,748)	$(254)	$64
Prior service credit (cost)	—	(14)	48	288
	$(12,791)	$(44,762)	$(206)	$352
In connection with the Distribution, the Company transferred to MSG the accumulated other comprehensive income (loss) related to the MSG Pension Plans.

Components of net periodic benefit cost for the MSG Networks Plans, MSG Pension Plans, and Postretirement Plan recognized in direct operating expenses, selling, general and administrative expenses, and income (loss) from discontinued operations in the accompanying consolidated statements of operations for the years ended June 30, 2016, 2015 and 2014 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2016	2015	2014	2016	2015	2014
Service cost	$1,962	$6,943	$6,333	$112	$198	$227
Interest cost	3,418	7,915	7,509	206	331	383
Expected return on plan assets	(1,233)	(3,663)	(3,836)	—	—	—
Recognized actuarial loss (gain)	721	2,258	1,446	—	—	(20)
Amortization of unrecognized prior service cost (credit)	14	26	26	(71)	(138)	(152)
Net periodic benefit cost	$4,882	$13,479	$11,478	$247	$391	$438

Amounts presented in the table above include net periodic benefit cost related to continuing operations and discontinued operations as noted in the following table:

	Years Ended June 30,
	2016	2015	2014
Continuing Operations	$3,166	$5,765	$4,303
Discontinued Operations	1,963	8,105	7,613
Total Net Periodic Benefit Cost	$5,129	$13,870	$11,916

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended June 30, 2016, 2015 and 2014 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2016	2015	2014	2016	2015	2014
Actuarial gain (loss)	$(3,483)	$(8,029)	$(11,578)	$(427)	$855	$(996)
Amounts reclassified from accumulated other comprehensive loss:
Recognized actuarial loss (gain)	721	2,258	1,446	—	—	(20)
Recognized prior service (credit) cost	14	26	26	(71)	(138)	(152)
Total recognized in other comprehensive income (loss)	$(2,748)	$(5,745)	$(10,106)	$(498)	$717	$(1,168)

The estimated net loss for the MSG Networks Plans expected to be amortized from accumulated other comprehensive income (loss) and recognized as a component of net periodic benefit cost over the next fiscal year is $699. The estimated prior service credit for the Postretirement Plan expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit credit over the next fiscal year is $24.
Funded Status
The accumulated benefit obligation for the MSG Networks Plans and MSG Pension Plans aggregated to $42,977 and $190,031 at June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015 each of the MSG Networks Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2016 and 2015 are as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2016	2015	2016	2015
Discount rate	3.57%	4.47%	3.28%	4.15%
Rate of compensation increase	2.00%	2.98%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2026	2021
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2016, 2015 and 2014 are as follows:

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2016	2015	2014	2016	2015	2014
Discount rate	4.47%	4.32%	4.80%	4.15%	4.00%	4.50%
Expected long-term return on plan assets	4.06%	4.24%	4.57%	n/a	n/a	n/a
Rate of compensation increase	2.98%	2.98%	2.98%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	7.25%	7.25%	7.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2021	2020	2020
The discount rate was determined (based on the expected duration of the benefit payments for the plans) from the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model as of June 30, 2016 and 2015 to select a rate at which the Company believed the plans' benefits could be effectively settled. This model was developed by examining the yields on selected highly rated corporate bonds. The Company's expected long-term return on plan assets is based on a periodic review and modeling of the plans' asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
Assumed healthcare cost trend rates are also a key assumption used for the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) in Total of Service and Interest Cost Components for the			Increase (Decrease) in Benefit Obligation at
	Years Ended June 30,			June 30,
	2016	2015	2014	2016	2015
One percentage point increase	$63	$67	$76	$383	$984
One percentage point decrease	(55)	(58)	(66)	(373)	(856)
Plan Assets and Investment Policy
The weighted-average asset allocation of the pension plan assets at June 30, 2016 and 2015 was as follows:

	June 30,
Asset Classes: (a)	2016	2015
Fixed income securities	78%	82%
Cash equivalents	22%	18%
	100%	100%
_____________________

(a)	The Company's target allocation for pension plan assets is 80% fixed income securities and 20% cash equivalents as of June 30, 2016.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Investments at Estimated Fair Value
The cumulative fair values of the individual plan assets at June 30, 2016 and 2015 by asset class are as follows:

Fair Value of Investments at June 30, 2016	Level I	Level II	Level III	Total
Fixed income securities:
U.S. Treasury Securities	$3,931	$—	$—	$3,931
U.S. corporate bonds	—	6,349	—	6,349
Foreign issued corporate bonds	—	1,278	—	1,278
Municipal bonds	—	22	—	22
Money market accounts	3,238	—	—	3,238
Total investments measured at fair value	$7,169	$7,649	$—	$14,818
Fair Value of Investments at June 30, 2015
Fixed income securities:
U.S. Treasury Securities	$23,309	$—	$—	$23,309
U.S. corporate bonds	—	53,978	—	53,978
Foreign issued corporate bonds	—	14,736	—	14,736
Municipal bonds	—	215	—	215
Money market accounts	19,975	—	—	19,975
Total investments measured at fair value	$43,284	$68,929	$—	$112,213
Contributions for Qualified Defined Benefit Pension Plan
The Company expects to contribute $1,200 to the Union Plan in fiscal year 2017.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the MSG Networks Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2017	$1,220	$85
Fiscal year ending June 30, 2018	1,250	120
Fiscal year ending June 30, 2019	1,400	155
Fiscal year ending June 30, 2020	1,630	187
Fiscal year ending June 30, 2021	2,010	222
Fiscal years ending June 30, 2022 – 2026	12,680	1,844

Savings Plans

In addition, prior to the Distribution, the Company sponsored the MSG Holdings, L.P. 401(k) Savings Plan (the "MSG Savings Plan") and the MSG Holdings, L.P. Excess Savings Plan ("Excess Savings Plan"). As a result of the Distribution, the MSG Savings Plan was amended to (i) transfer sponsorship of the plans to MSG, and (ii) become a multiple employer plan in which both MSG and the Company will continue to participate. Pursuant to the Employee Matters Agreement, liabilities relating to current MSG employees who were active participants in the Company's Excess Savings Plan have been transferred to MSG.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Excess Savings Plan has been renamed the MSGN Holdings, L.P Excess Savings Plan (together with the MSG Savings Plan, the "Savings Plans"). Expenses related to the Savings Plans included in the accompanying consolidated statements of operations for the years ended June 30, 2016, 2015 and 2014 are as follows:

	Years Ended June 30,
	2016	2015	2014
Continuing Operations	$863	$759	$1,178
Discontinued Operations	652	2,763	2,507
Total Savings Plan Expense	$1,515	$3,522	$3,685

In addition, prior to the Distribution, the Company sponsored the MSG Holdings, L.P. 401(k) Union Plan (the "MSG Union Savings Plan"). As a result of the Distribution, the MSG Union Savings Plan was amended to (i) transfer sponsorship of the plan to MSG and (ii) become a multiple employer plan in which both the Company and MSG will continue to participate. Expenses related to the MSG Union Plan included in the accompanying consolidated statements of operations were $18, $724 and $560 for the years ended June 30, 2016, 2015 and 2014, respectively. These amounts have been classified in the consolidated statements of operations as discontinued operations for all periods presented.
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

The Company was not listed in any of the multiemployer plans' Form 5500's as providing more than 5 percent of the total contributions. There were no multiemployer defined benefit pension plans, to which the Company contributes, that were in the red zone (which are plans that are generally less than 65% funded) for the most recent Pension Protection Act zone status available as of June 30, 2016.
The Company contributed $1,334, $3,644, and $3,322 for the years ended June 30, 2016, 2015 and 2014, respectively, to multiemployer plans, primarily multiemployer defined benefit pension plans.
Note 14. Share-based Compensation
The Company has two share-based compensation plans (i) The Madison Square Garden Company 2010 Employee Stock Plan, (the “Employee Stock Plan”), which was amended and renamed the MSG Networks Inc. 2010 Employee Stock Plan and most recently approved by the Company's stockholders on December 11, 2015, and (ii) The Madison Square Garden Company 2010 Stock Plan for Non-Employee Directors (the “Non-Employee Director Plan”), which was amended and renamed the MSG Networks Inc. 2010 Stock Plan for Non-Employee Directors and most recently approved by the Company's stockholders on December 11, 2015.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Under the Employee Stock Plan, the Company is authorized to grant incentive stock options and non-qualified stock options (“options” or "stock options”), restricted shares, RSUs and other equity-based awards. The Company may grant awards for up to 7,000 (inclusive of awards granted prior to the December 11, 2015 amendment thereof) shares of the Company's Class A Common Stock (subject to certain adjustments). Options and rights under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of the Company's Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and may include performance targets. RSUs that were awarded by the Company to its employees will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.

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

In connection with the Distribution, each holder of an employee RSU that was granted prior to July 1, 2015 received one MSG RSU in respect of every three RSUs owned on the Record Date and continues to be entitled to a share of the Company's Class A Common Stock (or cash or other property) for each RSU in accordance with the existing award agreement. In connection with the Distribution, each employee RSU that was granted on or after July 1, 2015 was adjusted in accordance with its terms, such that (i) each holder who remained employed by the Company following the Distribution continued to hold Company RSUs, with the number of RSUs adjusted to reflect the Distribution to maintain the value of the RSUs, and (ii) each holder who MSG employed following the Distribution received MSG RSUs of the same value as the Company RSUs, and the original Company RSUs were canceled. Any holder of RSUs granted after July 1, 2015 who was employed by both MSG and the Company following the Distribution continues to hold the Company's RSUs, adjusted to reflect the Distribution, and received MSG RSUs in connection with the Distribution, so that the Company's RSUs represent 30% of the value of the original awards and MSG RSUs represent 70% of the value of the original RSU award.

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
Share-based Compensation Expense
Share-based compensation expense for the years ended June 30, 2016 and 2015 is presented within selling, general and administrative expenses and direct operating expenses. Share-based compensation expense for the year ended 2014 is presented within selling, general and administrative expenses. Share-based compensation expense reduced for estimated forfeitures

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

recorded during the years ended June 30, 2016, 2015 and 2014 was $9,266, $10,211 and $15,698, respectively. Share-based compensation expense for discontinued operations during the years ended June 30, 2016, 2015 and 2014 was $808, $4,810, and $6,052, respectively.
As of June 30, 2016, there was $6,657 of unrecognized compensation cost related to unvested RSUs held by Company employees. The cost is expected to be recognized over a weighted-average period of 1 year for unvested RSUs. There were no costs related to share-based compensation that were capitalized. Tax benefits realized from tax deductions associated with share-based compensation expense for the years ended June 30, 2016, 2015 and 2014 totaled $12,206, $17,552, and $11,033, respectively.
Stock Options Award Activity
As a result of the CVC Distribution, the Company issued to holders of Cablevision options (including its employees and Cablevision employees and/or non-employee directors) non-qualified options for the Company's Class A Common Stock. The options with respect to the Company's Class A Common Stock were issued under the Company's Employee Stock Plan or the Non-Employee Director Plan, as applicable. As a result of the AMC Networks Distribution, certain Company employees and directors who continued to hold Cablevision options at the time of the AMC Networks Distribution received options of AMC Networks Inc.
The following table summarizes activity relating to holders (including Company, MSG, Cablevision and AMC Networks employees and directors) of the Company's stock options for the year ended June 30, 2016:

	Number of		Weighted- Average Exercise Price Per Share (a)	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting Options	Performance Based Vesting Options
Balance as of June 30, 2015	128	17	$12.44	0.64	$10,293
Exercised	(127)	(17)	7.00
Balance as of June 30, 2016	1	—	$2.77	0.28	$11
Exercisable as of June 30, 2016	1	—	$2.77	0.28	$11
_____________________

(a)
Weighted-average exercise price per share as of June 30, 2015 and for activity prior to the Distribution Date does not reflect any adjustment associated with the Distribution. See above for a discussion of the treatment of options in connection with the Distribution.

The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock for all options outstanding which were all in-the-money at June 30, 2016 and 2015, as applicable. For the years ended June 30, 2016, 2015 and 2014, the aggregate intrinsic value of the Company's stock options exercised was $5,100, $3,207, and $7,055, respectively, determined as of the date of option exercise.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restricted Share Units Award Activity
The following table summarizes activity relating to holders (including Company and MSG employees) of the Company's RSUs for the year ended June 30, 2016:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant (a)
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance as of June 30, 2015	489	98	$56.51
Granted	272	952	55.23
Vested	(256)	(42)	38.90
Canceled	(132)	(566)	77.99
Forfeited	(52)	(11)	48.54
Unvested award balance as of June 30, 2016	321	431	38.57
_____________________

(a)
Weighted-average fair value per share at date of grant as of June 30, 2015 and for activity prior to the Distribution Date does not reflect any adjustment associated with the Distribution. See above for a discussion of the treatment of RSUs in connection with the Distribution.

See above for a discussion of the treatment of RSUs granted after July 1, 2015. During the year ended June 30, 2016, the Company granted time vesting RSUs that are generally subject to three year ratable vesting (and are also, in the case of RSUs granted to executive officers, subject to certain performance conditions), and performance vesting RSUs that will vest in September 2018 subject to the achievement of certain performance conditions.
The fair value of RSUs that vested during the year ended June 30, 2016 was $17,330. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were primarily issued from the Company's treasury shares. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 155 of these RSUs, with an aggregate value of $11,190 were retained by the Company and reflected as a financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2016.
The fair value of RSUs that vested during the years ended June 30, 2015 and 2014, was $54,544 and $25,556, respectively. The weighted-average fair value per share at date of grant of RSUs granted during the years ended June 30, 2015 and 2014 was $69.57 and $56.64, respectively.
Note 15. Stock Repurchase Program
On October 27, 2014, the Company's Board of Directors authorized the repurchase of up to $500,000 of the Company's Class A Common Stock. On September 11, 2015, the Company's Board of Directors terminated the repurchase authorization effective as of the Distribution Date. Under the authorization, shares of Class A Common Stock were able to be purchased from time to time in open market or private transactions in accordance with applicable insider trading and other securities laws and regulations.
For the years ended June 30, 2016 (up until the authorization was terminated) and 2015, the Company repurchased 1,336 and 1,823 shares, which are determined based on the settlement date of such trades, for a total cost of $100,027 and $140,717

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(including commissions and fees), respectively. These acquired shares have been classified as treasury stock in the accompanying consolidated balance sheets as of June 30, 2016 and 2015.

Note 16. Related Party Transactions

As of June 30, 2016, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 2.4% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 69.6% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG and AMC Networks. Prior to June 21, 2016, members of the Dolan family were also the controlling stockholders of Cablevision. On June 21, 2016, Cablevision was acquired by a subsidiary of Altice N.V. and a change in control occurred which resulted in members of the Dolan family no longer being controlling stockholders of Cablevision (now known as Altice USA). Accordingly, Altice USA is not a related party of the Company.

On June 16, 2016, the Company entered into an arrangement with the Dolan Family Office, LLC (“DFO”), MSG and AMC Networks providing for the sharing of certain expenses associated with executive office space which will be available to Charles F. Dolan (a director of the Company and MSG and the Executive Chairman and a director of AMC Networks), James L. Dolan (the Executive Chairman and a director of the Company and MSG and a director of AMC Networks), and the DFO which is controlled by Charles F. Dolan. The Company’s share of initial set-up costs and office expenses will not be material.
Beginning in June 2016, the Company agreed to share certain executive support costs, including office space, executive assistants, security and transportation costs, for the Company's Executive Chairman and Vice Chairman with MSG and AMC Networks.
In connection with the Distribution, the Company entered into various agreements with MSG, including media rights agreements covering Knicks and Rangers games, an advertising sales representation agreement, a trademark license agreement, a tax disaffiliation agreement, a transition services agreement ("TSA"), and certain other arrangements. The Company has entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.
Revenues and Operating Expenses
The following table summarizes the composition and amounts of related party transactions that are reflected in revenues and operating expenses of continuing operations in the accompanying consolidated statements of operations for the years ended June 30, 2016, 2015 and 2014. Information presented below for Cablevision reflect amounts through June 21, 2016, the date Cablevision was acquired by a subsidiary of Altice N.V.

	Years Ended June 30,
	2016	2015	2014
Revenues	$162,269	$168,261	$176,355
Operating expenses:
Rights fees	$130,841	$80,999	$72,535
Commission	13,763	—	—
Advertising	7,707	7,600	10,297
Origination, master control and technical services	5,872	5,663	9,070
Other	8,277	(2,259)	3,343
Revenues
Revenues from related parties primarily consist of revenues recognized from the distribution of programming networks to subsidiaries of Cablevision (now known as Altice USA) and include sponsorship revenue, as well as advertising and promotional benefits received by the Company which is recognized as the benefits are realized.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Rights fees
The Company's media rights agreements with the Knicks and the Rangers provide the Company with exclusive media rights to team games in their local markets. These agreements are retroactively effective to July 1, 2015. Prior to the Distribution, these rights fees were eliminated in consolidation; however the amounts recorded prior to the Distribution are presented as revenues in the income (loss) from discontinued operations line with the offsetting expense in direct operating expenses within continuing operations in the accompanying consolidated statements of operations.
Commission
The Company entered into an advertising sales representation agreement with MSG, which has a seven year term, pursuant to which MSG has the exclusive right and obligation to sell certain advertising availabilities on our behalf for a commission. All of the Company's advertising sales personnel were transferred to MSG in connection with the Distribution.
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
Other operating expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. Pursuant to the TSA, the Company began outsourcing to MSG certain business functions that were previously performed by internal resources. These services include information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit.
Discontinued operations
Related party transactions included in income (loss) from discontinued operations in the accompanying consolidated statements of operations include the following (i) revenues from related parties of $33,559, $89,126, and $79,707 for the years ended June 30, 2016, 2015 and 2014, respectively, (ii) operating expenses charged by related parties of $1,367, $10,194, and $6,694 for the years ended June 30, 2016, 2015 and 2014, respectively, (iii) interest income from nonconsolidated affiliates of $635, $1,886, and $589 for the years ended June 30, 2016, 2015 and 2014, respectively, and (iv) equity in earnings (loss) of equity-method investments of $2,679, $(40,590), and $(1,323) for the years ended June 30, 2016, 2015 and 2014, respectively.
Note 17. Income Taxes
Income tax expense attributable to continuing operations is comprised of the following components:

	Years Ended June 30,
	2016	2015	2014
Current expense:
Federal	$71,632	$137,455	$70,857
State and other	27,977	53,194	25,410
	99,609	190,649	96,267
Deferred expense (benefit):
Federal	(4,353)	(16,558)	(6,291)
State and other	(14,252)	3,708	(3,539)
	(18,605)	(12,850)	(9,830)
Tax expense (benefit) relating to uncertain tax positions	(33)	(894)	97
Income tax expense	$80,971	$176,905	$86,534

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The income tax expense attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pre-tax income principally due to the effect of the following items:

	Years Ended June 30,
	2016	2015	2014
Federal tax expense at statutory federal rate	$85,495	$148,867	$80,288
State income taxes, net of federal benefit	17,709	31,707	15,662
Change in the estimated applicable corporate tax rate used to determine deferred taxes	(12,717)	8,122	(2,225)
Domestic production activities tax deduction	(6,329)	(11,076)	(6,987)
Tax expense (benefit) relating to uncertain tax positions	(33)	(894)	97
Tax return to book provision adjustments	(3,271)	(49)	(536)
Nondeductible expenses and other	117	228	235
Income tax expense	$80,971	$176,905	$86,534
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities included on the continuing operations' balance sheet at June 30, 2016 and 2015 are as follows:

	June 30,
	2016	2015
Deferred tax asset (liability)
Investment in MSG L.P.	$(358,725)	$(356,577)
Compensation and benefit plans	2,164	4,843
Net noncurrent deferred tax liability	$(356,561)	$(351,734)
Deferred tax assets as of June 30, 2016 have resulted from the Company's future deductible temporary differences. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize the benefit for its gross deferred tax assets.
The current state tax prepaid asset of $28,384 and $16,183 as of June 30, 2016 and 2015, respectively, and the current federal tax payable of $8,662 as of June 30, 2016 and prepaid tax asset of $14,192 as of June 30, 2015 are reflected in the Company's income tax prepaid and payables balances in the accompanying consolidated balance sheets.
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits associated with the Company's uncertain tax positions:

Balance as of June 30, 2015	$65
Additions for tax positions related to prior years	—
Decreases for tax positions related to prior years	(33)
Balance as of June 30, 2016	$32
During the year ended June 30, 2016, the Company recorded a $33 tax benefit related to uncertain tax positions (including interest and penalties) due to the expiration of the applicable statute of limitations. The expense related to uncertain tax positions taken in prior years was comprised of income taxes associated with a state filing position. The Company recognizes accrued interest and penalties on unrecognized tax positions as a component of income tax expense. The Company expects its uncertain tax position balance of $32 to be released to income within the next twelve months which will have a negligible impact on the Company's effective tax rate.
The Internal Revenue Service is in the process of auditing the Company’s federal income tax returns as filed for the tax year ended December 31, 2013. The examination is still in the early stages of fieldwork. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
The federal and state statute of limitations are currently open on the Company's 2012, 2013, 2014, and 2015 and tax returns.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company made cash income tax payments of $192,315, $217,316 and $105,997 for years ended June 30, 2016, 2015 and 2014, respectively. The cash income tax payments for the year ended June 30, 2016 include approximately $120,000 which is reflected in net cash used in operating activities of discontinued operations in the accompanying consolidated statement of cash flows. The income tax payments classified in net cash used in operating activities of discontinued operations primarily reflect a one-time payment related to certain historical activities of our former subsidiary, MSG, and other offsetting items. Income taxes paid by the Company during the year ended June 30, 2015 include amounts related to the sale of Fuse.
Note 18. Concentrations of Risk
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
Accounts receivable, net on the accompanying consolidated balance sheets as of June 30, 2016 and June 30, 2015 include amounts due from the following individual non-affiliated customers, which accounted for the noted percentages of the gross balance:

	June 30,
	2016	2015
Customer A	26%	—%
Customer B	25%	29%
Customer C	22%	25%
Customer D	14%	17%
Affiliation fee revenue constituted at least 90% of our consolidated revenues for the year ended June 30, 2016.
Revenues from continuing operations in the accompanying consolidated statements of operations for the years ended June 30, 2016, 2015 and 2014 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Years Ended June 30,
	2016	2015	2014
Customer A	23%	22%	20%
Customer B	20%	20%	17%
Customer C	10%	11%	12%
In addition, revenues from continuing operations in the accompanying consolidated statements of operations include revenues from Cablevision of $166,015, $167,648 and $176,355 for the years ended June 30, 2016, 2015 and 2014, respectively, which represent 25%, 27%, and 25%, respectively, of the total.
The accompanying consolidated balance sheets as of June 30, 2016 and June 30, 2015 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

	June 30,
Reported in	2016	2015
Prepaid expenses	$1,000	$1,000
Other current assets	2,000	2,000
Other assets	41,000	41,000
	$44,000	$44,000
As of June 30, 2016, approximately 760 full-time and part-time employees, who represents a substantial portion of the Company's workforce, are subject to collective bargaining agreements, none of which expire within the next fiscal year.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 19. Interim Financial Information (Unaudited)
The following is a summary of the Company's selected quarterly financial data for the years ended June 30, 2016 and 2015:

	Three Months Ended				Year Ended June 30, 2016
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Revenues	$148,147	$169,931	$179,596	$160,524	$658,198
Operating expenses	105,899	97,008	95,509	86,196	384,612
Operating income	$42,248	$72,923	$84,087	$74,328	$273,586

Income from continuing operations	$41,331	$34,050	$44,710	$43,207	$163,298
Income (loss) from discontinued operations, net of taxes	(161,017)	(137)	(40)	5,530	(155,664)
Net income (loss)	$(119,686)	$33,913	$44,670	$48,737	$7,634

Earnings (loss) per share:
Basic
Income from continuing operations	$0.55	$0.45	$0.60	$0.58	$2.17
Income (loss) from discontinued operations	(2.13)	—	—	0.07	(2.07)
Net income (loss)	(1.58)	0.45	0.60	0.65	0.10
Diluted
Income from continuing operations	$0.54	$0.45	$0.59	$0.57	$2.16
Income (loss) from discontinued operations	(2.12)	—	—	0.07	(2.06)
Net income (loss)	(1.58)	0.45	0.59	0.65	0.10

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended				Year Ended June 30, 2015
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Revenues	$142,670	$166,220	$168,958	$153,162	$631,010
Operating expenses	87,729	107,579	96,546	98,023	389,877
Gain on sale of Fuse (see Note 5)	(162,414)	(23,764)	—	—	(186,178)
Operating income	$217,355	$82,405	$72,412	$55,139	$427,311
Income from continuing operations	$120,422	$48,916	$35,819	$43,273	$248,430
Income (loss) from discontinued operations, net of taxes	(12,349)	12,314	3,893	2,413	6,271
Net income	$108,073	$61,230	$39,712	$45,686	$254,701
Earnings (loss) per share:
Basic
Income from continuing operations	$1.55	$0.63	$0.46	$0.57	$3.22
Income (loss) from discontinued operations	(0.16)	0.16	0.05	0.03	0.08
Net income	1.39	0.79	0.51	0.60	3.30
Diluted
Income from continuing operations	$1.54	$0.63	$0.46	$0.56	$3.20
Income (loss) from discontinued operations	(0.16)	0.15	0.05	0.03	0.08
Net income	1.38	0.78	0.51	0.60	3.28