Form 10-Q
period 2016-09-30
MSG NETWORKS INC.
filed 2016-11-03
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 31, 2016:

Class A Common Stock par value $0.01 per share	—	61,482,476
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2016	June 30, 2016
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$155,475	$119,568
Accounts receivable, net	101,186	101,427
Net related party receivables	3,064	15,492
Prepaid income taxes	22,333	28,384
Prepaid expenses	13,180	13,188
Other current assets	2,753	3,053
Total current assets	297,991	281,112
Property and equipment, net	13,983	14,154
Amortizable intangible assets, net	43,258	44,123
Goodwill	424,508	424,508
Other assets	42,312	42,645
Total assets	$822,052	$806,542
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$998	$2,043
Net related party payables	6,612	4,302
Current portion of long-term debt	72,414	64,914
Income taxes payable	3,654	8,662
Accrued liabilities:
Employee related costs	7,379	10,340
Other accrued liabilities	13,746	15,991
Deferred revenue	5,016	6,143
Total current liabilities	109,819	112,395
Long-term debt, net of current portion	1,394,742	1,412,845
Defined benefit and other postretirement obligations	30,862	31,827
Other employee related costs	4,998	5,550
Related party payable	—	1,710
Other liabilities	5,538	5,612
Deferred tax liability	356,348	356,561
Total liabilities	1,902,307	1,926,500
Commitments and contingencies (see Note 8)
Stockholders' Deficiency
Class A Common stock, par value $0.01, 360,000 shares authorized; 61,482 and 61,354 shares outstanding as of September 30, 2016 and June 30, 2016, respectively	643	643
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of September 30, 2016 and June 30, 2016	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	—	—
Treasury stock, at cost, 2,778 and 2,905 shares as of September 30, 2016 and June 30, 2016, respectively	(197,857)	(207,796)
Accumulated deficit	(875,686)	(905,352)
Accumulated other comprehensive loss	(7,491)	(7,589)
Total stockholders' deficiency	(1,080,255)	(1,119,958)
Total liabilities and stockholders' deficiency	$822,052	$806,542
See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended
	September 30,
	2016	2015
Revenues (including related party revenues of $0 and $40,449, respectively)	$153,578	$148,147

Direct operating expenses (including related party expenses of $35,264 and $33,654, respectively)	60,934	60,102
Selling, general and administrative expenses (including related party expenses of $2,696 and $907, respectively)	15,559	41,118
Depreciation and amortization	2,578	4,679
Operating income	74,507	42,248
Other income (expense):
Interest income	627	536
Interest expense	(9,515)	(1,857)
	(8,888)	(1,321)
Income from continuing operations before income taxes	65,619	40,927
Income tax benefit (expense)	(25,258)	404
Income from continuing operations	40,361	41,331
Loss from discontinued operations, net of taxes	(120)	(161,017)
Net income (loss)	$40,241	$(119,686)
Earnings (loss) per share:
Basic
Income from continuing operations	$0.54	$0.55
Loss from discontinued operations	—	(2.13)
Net income (loss)	$0.54	$(1.58)
Diluted
Income from continuing operations	$0.54	$0.54
Loss from discontinued operations	—	(2.12)
Net income (loss)	$0.53	$(1.58)
Weighted-average number of common shares outstanding:
Basic	75,103	75,521
Diluted	75,412	75,902

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (in thousands)

	Three Months Ended
	September 30,
	2016	2015
Net income (loss)	$40,241	$(119,686)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$—	$(602)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	175	376
Amortization of net prior service credit included in net periodic benefit cost	(6)	(17)
Other comprehensive income (loss) before income taxes	169	(243)
Income tax expense related to items of other comprehensive income (loss)	(71)	(480)
Other comprehensive income (loss)	98	(723)
Comprehensive income (loss)	$40,339	$(120,409)

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended
	September 30,
	2016	2015
Cash flows from operating activities from continuing operations:
Net income (loss)	$40,241	$(119,686)
Loss from discontinued operations, net of taxes	120	161,017
Income from continuing operations	40,361	41,331
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	2,578	4,679
Amortization of deferred financing costs	751	981
Share-based compensation expense	1,776	4,247
Excess tax benefit on share-based awards	—	(8,586)
Provision for doubtful accounts	12	270
Change in assets and liabilities:
Accounts receivable, net	229	8,308
Net related party receivables	12,428	1,921
Prepaid expenses and other assets	537	12,006
Accounts payable	(1,045)	(4,801)
Net related party payables, including payable to MSG	(652)	35,680
Prepaid/payable for income taxes	1,043	16,636
Accrued and other liabilities	(5,783)	(16,965)
Deferred revenue	(1,127)	666
Deferred income taxes	(284)	(17,524)
Net cash provided by operating activities from continuing operations	50,824	78,849
Cash flows from investing activities from continuing operations:
Capital expenditures	(1,726)	(1,450)
Net cash used in investing activities from continuing operations	(1,726)	(1,450)
Cash flows from financing activities from continuing operations:
Proceeds from Term Loan Facility (see Note 7)	—	1,550,000
Principal repayments on Term Loan Facility (see Note 7)	(11,250)	—
Cash distributed with MSG	—	(1,467,093)
Payments for financing costs	—	(9,635)
Proceeds from stock option exercises	—	78
Repurchases of common stock	—	(100,027)
Taxes paid in lieu of shares issued for equity-based compensation	(1,002)	(11,096)
Excess tax benefit on share-based awards	—	8,586
Net cash used in financing activities from continuing operations	(12,252)	(29,187)
Net cash provided by continuing operations	36,846	48,212
Cash flows of discontinued operations
Net cash provided by (used in) operating activities	(939)	14,870
Net cash used in investing activities	—	(68,410)
Net cash used in financing activities	—	—
Net cash used in discontinued operations	(939)	(53,540)
Net increase (decrease) in cash and cash equivalents	35,907	(5,328)
Cash and cash equivalents at beginning of period, including cash in both continuing operations and discontinued operations	119,568	218,685
Cash and cash equivalents at end of period	$155,475	$213,357

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2016	$779	$—	$(207,796)	$(905,352)	$(7,589)	$(1,119,958)
Net income	—	—	—	40,241	—	40,241
Other comprehensive income	—	—	—	—	98	98
Comprehensive income						40,339
Share-based compensation	—	1,776	—	—	—	1,776
Tax withholding associated with shares issued for equity-based compensation	—	(1,776)	(423)	(55)	—	(2,254)
Shares issued upon distribution of Restricted Stock Units	—	—	10,362	(10,362)	—	—
Adjustments related to the transfer of certain liabilities as a result of the Distribution	—	—	—	(158)	—	(158)
Balance as of September 30, 2016	$779	$—	$(197,857)	$(875,686)	$(7,491)	$(1,080,255)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2015	$779	$1,084,002	$(143,250)	$807,563	$(25,572)	$1,723,522
Net loss	—	—	—	(119,686)	—	(119,686)
Other comprehensive loss	—	—	—	—	(723)	(723)
Comprehensive loss						(120,409)
Exercise of stock options	—	(4,162)	4,899	—	—	737
Share-based compensation	—	5,101	—	—	—	5,101
Tax withholding associated with shares issued for equity-based compensation	—	(11,096)	—	—	—	(11,096)
Excess tax benefit on share-based awards	—	8,586	—	—	—	8,586
Repurchases of common stock	—	—	(100,027)	—	—	(100,027)
Shares issued upon distribution of Restricted Stock Units	—	(14,463)	14,463	—	—	—
Distribution of The Madison Square Garden Company	—	(1,067,968)	—	(1,705,189)	20,406	(2,752,751)
Balance as of September 30, 2015	$779	$—	$(223,915)	$(1,017,312)	$(5,889)	$(1,246,337)

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
The Company was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On February 9, 2010, Cablevision spun off the Company and the Company thereby acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in MSGN Holdings, L.P., formerly MSG Holdings L.P. (“MSGN L.P.”). MSGN L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Madison Square Garden businesses. MSGN L.P. is now our wholly-owned subsidiary, through which we conduct substantially all of the business activities.
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
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2016. The financial statements as of September 30, 2016 and for the three months ended September 30, 2016 and 2015 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

MSG NETWORKS INC.
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
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management's best judgment at a point in time and as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company's control could be material and would be reflected in the Company's financial statements in future periods.
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and expense the cost as the services are received. This standard was adopted by the Company in the first quarter of fiscal year 2017 and will be applied prospectively to all arrangements entered into or materially modified after the effective date. There was no impact to the financial statements as a result of this adoption.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes several aspects of accounting for share-based payment transactions. This standard was early adopted by the Company in the first quarter of fiscal year 2017. The adoption of this standard resulted in: (i) all excess tax benefits and tax deficiencies being recognized in the income statement, rather than additional paid-in capital, on a prospective basis (ii) excess tax benefits or tax deficiencies no longer being classified on the Consolidated Statement of Cash Flows as a financing activity, on a prospective basis (as such prior period amounts have not been adjusted) and (iii) the Company’s election to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period, on a modified retrospective basis. There was no material impact to the financial statements as a result of this adoption.

MSG NETWORKS INC.
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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230 to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. This standard will be effective for the Company beginning in the first quarter of fiscal year 2018, with early adoption permitted and the retrospective approach required. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Discontinued Operations
As a result of the Distribution, the results of the Company’s MSG operations through the Distribution Date, as well as transaction costs related to the Distribution, have been classified in the consolidated statements of operations as discontinued operations for all periods presented. No gain or loss was recognized in connection with the Distribution. Operating results of discontinued operations for the three months ended September 30, 2016 and 2015 are summarized below:

	Three Months Ended
	September 30,
	2016	2015
Revenues (a)	$—	$150,381
Direct operating expenses	—	71,320
Selling, general and administrative expenses	120	57,687
Depreciation and amortization	—	23,772
Operating loss	(120)	(2,398)
Equity in earnings of equity-method investments	—	2,679
Interest income	—	635
Interest expense	—	(540)
Income (loss) from discontinued operations before income taxes	(120)	376
Income tax expense	—	(161,393)
Loss from discontinued operations, net of taxes	$(120)	$(161,017)

(a)
Includes rights fees for New York Knicks (“Knicks”) and New York Rangers (“Rangers”) programming prior to the Distribution Date, which were previously eliminated in consolidation. However, the pre-Distribution Date amounts are presented as revenues in the loss from discontinued operations line with the offsetting expense in direct operating expenses, within continuing operations, in the accompanying consolidated statement of operations for the three months ended September 30, 2015.

Prior to the Distribution, the Company's collections for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. In connection with the reorganization transactions related to the Distribution, the tax recognition on most of these deferred revenues was accelerated to the date of the reorganization. The impact of the acceleration of such deferred revenue is reflected in income tax expense of discontinued operations for the three months ended September 30, 2015.
The net impact of the Distribution to the Company's stockholders' equity (deficiency) includes cash distributed with MSG of $1,467,093.

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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS.

	Three Months Ended
	September 30,
	2016	2015
Weighted-average number of shares for basic EPS	75,103	75,521
Dilutive effect of shares issuable under share-based compensation plans	309	381
Weighted-average number of shares for diluted EPS	75,412	75,902
Anti-dilutive shares	100	—
Note 5. Goodwill and Intangible Assets
During the first quarter of fiscal year 2017, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified.
The Company's intangible assets subject to amortization are as follows:

	September 30, 2016	June 30, 2016
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(39,786)	(38,921)
	$43,258	$44,123

Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets for continuing operations was $865 for the three months ended September 30, 2016 and 2015.

Note 6. Property and Equipment
As of September 30, 2016 and June 30, 2016, property and equipment consisted of the following assets:

	September 30, 2016	June 30, 2016
Equipment	$45,289	$44,508
Furniture and fixtures	1,746	1,744
Leasehold improvements	19,562	19,561
Construction in progress	1,688	966
	68,285	66,779
Less accumulated depreciation and amortization	(54,302)	(52,625)
	$13,983	$14,154
Depreciation and amortization expense on property and equipment was $1,713 and $3,814 for the three months ended September 30, 2016 and 2015, respectively, which, for the prior fiscal year period, includes depreciation expense on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not qualify for discontinued operations reporting.
Note 7. Debt
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
Subject to the satisfaction of certain conditions and limitations, the Credit Agreement allows for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans. Borrowings under the Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (a) base rate, representing the higher of: (i) the New York Fed Bank Rate plus 0.50%; (ii) the U.S. Prime Rate; or (iii) the one-month London Interbank Offered Rate, or LIBOR, plus 1.00% (the “Base Rate”), plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a total leverage ratio), or (b) a Eurodollar rate (the “Eurodollar Rate”) plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a total leverage ratio), provided that for the period until the delivery of the compliance certificate for the period ending March 31, 2016, the additional rate used in calculating both floating rates was (i) 1.00% per annum for borrowings bearing interest at the Base Rate, and (ii) 2.00% per annum for borrowings bearing interest at the Eurodollar Rate. Upon a payment default in respect of principal, interest or other amounts due and payable under the Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The Credit Agreement requires MSGN L.P. pay a commitment fee of 0.30% in respect of the average daily unused commitments, as well as fronting fees, to banks that issue letters of credit pursuant to the Revolving Credit Facility.
The Credit Agreement generally requires the Holding Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from and after October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities, MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of September 30, 2016, the Holding Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2016, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. The Company has made principal payments aggregating $72,500 through September 30, 2016, which reduced the principal amount of the initial Term Loan Facility for subsequent amortization. The Term Loan Facility amortizes quarterly in accordance with its terms from September 30, 2016 through June 30, 2020 with a final maturity date on September 28, 2020.
As of September 30, 2016, the principal repayments required under the Term Loan Facility are as follows:

Remainder of fiscal year ending June 30, 2017	$56,250
Fiscal year ending June 30, 2018	75,000
Fiscal year ending June 30, 2019	75,000
Fiscal year ending June 30, 2020	114,375
Fiscal year ending June 30, 2021	1,156,875
$1,477,500
All obligations under the Credit Agreement are guaranteed by the Holdings Entities and MSGN L.P.’s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries (the “Subsidiary Guarantors,” and together with the Holdings Entities, the “Guarantors”). All obligations under the Credit Agreement, including the guarantees of those obligations, are secured by certain of the assets of MSGN L.P. and each Guarantor (collectively, “Collateral”), including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the Holdings Entities and the equity interests in each Subsidiary Guarantor held directly or indirectly by MSGN L.P. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurodollar loans). MSGN L.P. is required to make mandatory prepayments in certain circumstances, including without limitation from the net cash proceeds of certain sales of assets (including Collateral) or casualty insurance and/or condemnation recoveries (subject to c

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

ertain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.
In addition to the financial covenants previously discussed, the Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Credit Agreement contains certain restrictions on the ability of the Holding Entities and MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) changing its lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The Holdings Entities are also subject to customary passive holding company covenants.
The Company is amortizing its deferred financing costs on a straight-line basis over the five-year term of the Senior Secured Credit Facilities which approximates the effective interest method. The following table summarizes the presentation of the Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheet as of September 30, 2016 and June 30, 2016:

	Term Loan Facility	Deferred Financing Costs	Total
September 30, 2016
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,402,500	(7,758)	1,394,742
Total	$1,477,500	$(10,344)	$1,467,156
June 30, 2016
Current portion of long-term debt	$67,500	$(2,586)	$64,914
Long-term debt, net of current portion	1,421,250	(8,405)	1,412,845
Total	$1,488,750	$(10,991)	$1,477,759

In addition, the Company has deferred financing costs related to the Revolving Credit Facility recorded in the accompanying consolidated balance sheets as summarized in the following table:

	September 30, 2016	June 30, 2016

Other current assets	$417	$417
Other assets	1,252	1,356

The Company made interest payments under the Credit Agreement of $8,829 during the three months ended September 30, 2016.
Note 8. Commitments and Contingencies
Commitments
As more fully described in Notes 9 and 10 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016, the Company's contractual obligations consist primarily of its obligations under media rights agreements and long-term noncancelable operating lease agreements.
In addition, see Note 7 for the principal repayments required under the Company's Term Loan Facility.
Legal Matters

The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty,

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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

The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
September 30, 2016
Assets:
Money market accounts	$52,424	$—	$—	$52,424
Time deposits	103,051	—	—	103,051
Total assets measured at fair value	$155,475	$—	$—	$155,475
June 30, 2016
Assets:
Money market accounts	$68,591	$—	$—	$68,591
Time deposits	50,977	—	—	50,977
Total assets measured at fair value	$119,568	$—	$—	$119,568
Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company's money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company's long-term debt (see Note 7) was approximately $1,470,113 as of September 30, 2016. The Company's long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can also be derived from inputs that are readily observable.
Note 10. Pension Plans and Other Postretirement Benefit Plan
Prior to the Distribution, the Company sponsored a non-contributory qualified cash balance retirement plan covering its non-union employees (the “MSG Cash Balance Pension Plan”) and a non-contributory qualified defined benefit pension plan covering certain of its union employees (the “MSG Union Plan”). Since March 1, 2011, the MSG Cash Balance Pension Plan has also included the assets and liabilities of a frozen (as of December 31, 2007) non-contributory qualified defined pension plan covering non-union employees hired prior to January 1, 2001. The MSG Cash Balance Pension Plan was amended to freeze participation and future benefit accruals effective December 31, 2015.  The MSG Cash Balance Pension Plan and MSG Union Plan are collectively referred to as the “MSG Pension Plans.”
The Company currently sponsors (i) a non-contributory qualified defined benefit pension plan covering certain of its union employees (the “Union Plan”), (ii) an unfunded non-contributory, non-qualified excess cash balance plan covering certain employees who participated in the MSG Cash Balance Pension Plan (the "Excess Cash Balance Plan"), and (iii) an unfunded

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

non-contributory non-qualified defined benefit pension plan for the benefit of certain employees who participated in an underlying qualified plan, which was merged into the MSG Cash Balance Pension Plan on March 1, 2011 (the “Excess Plan”). The Union Plan, Excess Cash Balance Plan and Excess Plan are collectively referred to as the “MSG Networks Plans.”
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

As of the Distribution Date, the Company and MSG entered into an employee matters agreement (the “Employee Matters Agreement”) which determined each company’s obligations after the Distribution with regard to historic liabilities under the Company’s former pension and postretirement plans. Under the Employee Matters Agreement, the assets and liabilities of the MSG Pension Plans have been transferred to MSG. In addition, the following have been transferred to MSG: liabilities related to (i) current MSG employees who are active participants in the Excess Plan and/or the Excess Cash Balance Plan, (ii) current MSG employees who are eligible for participation in the Postretirement Plan, and (iii) former MSG employees who are retired participants in the Postretirement Plan. The Company has retained liabilities related to (i) its current employees and former employees of the Company or MSG who are active participants in the Excess Plan and/or the Excess Cash Balance Plan, (ii) its current employees who are eligible for participation in the Postretirement Plan, (iii) its former employees who are retired participants in the Postretirement Plan, and (iv) the Union Plan.
Components of net periodic benefit cost for the MSG Networks Plans, MSG Pension Plans, and Postretirement Plan recognized in direct operating expenses, selling, general and administrative expenses, and loss from discontinued operations in the accompanying consolidated statements of operations for the three months ended September 30, 2016 and 2015 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$133	$1,621	$18	$50
Interest cost	332	2,125	25	91
Expected return on plan assets	(106)	(850)	—	—
Recognized actuarial loss	175	376	—	—
Amortization of unrecognized prior service cost (credit)	—	14	(6)	(31)
Net periodic benefit cost	$534	$3,286	$37	$110

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Amounts presented in the table above include net periodic benefit cost related to continuing operations and discontinued operations as noted in the following table:

	Three Months Ended
	September 30,
	2016	2015
Continuing operations	$571	$1,433
Discontinued operations	—	1,963
Total Net Periodic Benefit Cost	$571	$3,396
In addition, prior to the Distribution, the Company sponsored the MSG Holdings, L.P. 401(k) Savings Plan (the "MSG Savings Plan") and the MSG Holdings, L.P. Excess Savings Plan ("Excess Savings Plan"). As a result of the Distribution, the MSG Savings Plan was amended to (i) transfer sponsorship of the plans to MSG, and (ii) become a multiple employer plan in which both MSG and the Company will continue to participate. Pursuant to the Employee Matters Agreement, liabilities relating to current MSG employees who were active participants in the Company's Excess Savings Plan have been transferred to MSG. The Excess Savings Plan has been renamed the MSGN Holdings, L.P. Excess Savings Plan (together with the MSG Savings Plan, the "Savings Plans"). Expenses related to the Savings Plans included in the accompanying consolidated statements of operations for the three months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended
	September 30,
	2016	2015
Continuing operations	$335	$334
Discontinued operations	—	652
Total Savings Plan Expense	$335	$986

Note 11. Share-based Compensation

See Note 14 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016 for more information regarding the Company's 2010 Employee Stock Plan, as amended (the "Employee Stock Plan") and 2010 Stock Plan For Non-Employee Directors, as amended (the "Non-Employee Director Plan"), as well as certain share-based payment awards granted prior to July 1, 2015.

Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, for the three months ended September 30, 2016 and 2015 was $1,776 and $4,247, respectively. Share-based compensation expense for discontinued operations during the three months ended September 30, 2015 was $808.

Stock Options Award Activity
In September 2016, the Company granted 1,069 stock options, of which 50% are subject to three-year ratable vesting and the remaining 50% are subject to three-year cliff vesting and the achievement of certain Company performance criteria. These options have an expiration period of 7.5 years. The exercise price of these options is $17.81.

The Company calculated the fair value of these options on the date of grant using the Black-Scholes option pricing model, which resulted in a grant date fair value of $4.49 per option.

The following were the key assumptions used to calculate the fair value of this award:

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Risk-free interest rate	1.24%
Expected term	5.25 years
Expected volatility	25.1%

The Company's computation of expected term was calculated using the simplified method (the average of the vesting period and option term) as prescribed in the guidance now codified under ASC Topic 718-10-S99. The Company's computation of expected volatility was based on historical volatility of its common stock.
Restricted Share Units Award Activity
The following table summarizes activity relating to holders (including Company and MSG employees) of the Company's RSUs for the three months ended September 30, 2016:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance, June 30, 2016	321	431	$38.57
Granted	76	262	17.81
Vested	(130)	(107)	42.19
Forfeited	(3)	—	63.03
Unvested award balance, September 30, 2016	264	586	$29.22
The RSUs granted during the three months ended September 30, 2016 included 169 RSUs that are subject to three-year ratable vesting and 169 RSUs subject to three-year cliff vesting.
The fair value of RSUs that vested during the three months ended September 30, 2016 was $4,288. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company's treasury shares. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 124 of these RSUs, with an aggregate value of $2,254, were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the three months ended September 30, 2016.

Note 12. Related Party Transactions

As of September 30, 2016, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 2.4% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 69.6% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG and AMC Networks Inc. ("AMC Networks").

On June 16, 2016, the Company entered into an arrangement with the Dolan Family Office, LLC (“DFO”), MSG and AMC Networks providing for the sharing of certain expenses associated with executive office space which is available to Charles F. Dolan (a director of the Company and MSG and the Executive Chairman and a director of AMC Networks), James L. Dolan (the Executive Chairman and a director of the Company and MSG and a director of AMC Networks), and the DFO which is controlled by Charles F. Dolan. The Company’s share of initial set-up costs and office expenses was immaterial.
Beginning in June 2016, the Company agreed to share certain executive support costs, including office space, executive assistants, security and transportation costs, for (i) the Company's Executive Chairman with MSG and (ii) for the Company's Vice Chairman with MSG and AMC Networks.

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
Related party transactions included in continuing operations
Rights fees
The Company's media rights agreements with the Knicks and the Rangers, effective as of July 1, 2015, provide the Company with exclusive media rights to team games in their local markets. Prior to the Distribution, these rights fees were eliminated in consolidation; however the amounts recorded prior to the Distribution are presented as revenues in the loss from discontinued operations line with the offsetting expense in direct operating expenses within continuing operations in the accompanying consolidated statement of operations. Rights fees included in the accompanying consolidated statements of operations for the three months ended September 30, 2016 and 2015 were $33,800 and $32,500, respectively.
Origination, master control and technical services
AMC Networks provides certain origination, master control and technical services to the Company. Amounts charged to the Company for the three months ended September 30, 2016 and 2015 were $1,448 and $1,417, respectively.
Commission
The Company entered into an advertising sales representation agreement with MSG, which has a seven year term, pursuant to which MSG has the exclusive right and obligation to sell certain advertising availabilities on our behalf for a commission. All of the Company's advertising sales personnel were transferred to MSG in connection with the Distribution. The amount charged to the Company for the three months ended September 30, 2016 was $425.
Other operating expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. In addition, pursuant to the TSA, the Company began outsourcing to MSG certain business functions that were previously performed by internal resources. These services include information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. Amounts charged to (by) the Company pursuant to the TSA and for other related party transactions amounted to $2,287 and $(1,208) for the three months ended September 30, 2016 and 2015, respectively.
Related party transactions with Cablevision Systems Corporation
Prior to June 21, 2016, members of the Dolan family were also the controlling stockholders of Cablevision Systems Corporation ("Cablevision"). On June 21, 2016, Cablevision was acquired by a subsidiary of Altice N.V. and a change in control occurred which resulted in members of the Dolan family no longer being controlling stockholders of Cablevision (now known as Altice USA). Accordingly, Altice USA is not a related party of the Company. Revenues (primarily from the distribution of programming networks to subsidiaries of Cablevision) and operating expenses that relate to Cablevision prior to its sale, included in continuing operations in the accompanying consolidated statement of operations for the three months ended September 30, 2015 were $39,778 and $1,852, respectively.

Related party transactions included in discontinued operations
Related party transactions included in loss from discontinued operations in the accompanying consolidated statement of operations for the three months ended September 30, 2015 include the following: (i) revenues from related parties of $33,559, (ii) operating expenses charged by related parties of $827, (iii) interest income from nonconsolidated affiliates of $635, and (iv) equity in earnings of equity-method investments of $2,679.

Note 13. Income Taxes

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Income tax expense attributable to continuing operations for the three months ended September 30, 2016 of $25,258 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $4,688 and other items of $99. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction of $1,873, tax return to book provision adjustment in connection with the filing of the Company's federal income tax return of $623.
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

During the three months ended September 30, 2016 and 2015, income taxes paid by the Company were $24,450 and $3, respectively.

During the third quarter of fiscal year 2015, the Internal Revenue Service notified the Company of its intent to review the federal income tax returns as filed for the tax year ended December 31, 2013. Fieldwork is ongoing.  The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.

Note 14. Concentration of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of September 30, 2016 and June 30, 2016 include amounts due from the following individual non-affiliated customers, which accounted for the noted percentages of the gross balance:

	September 30, 2016	June 30, 2016
Customer A	26%	26%
Customer B	26%	25%
Customer C	22%	22%
Customer D	14%	14%
Revenues from continuing operations in the accompanying consolidated statements of operations for the three months ended September 30, 2016 and 2015 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended September 30,
	2016	2015
Customer A	27%	27%
Customer B	26%	25%
Customer C	22%	22%
Customer D	12%	12%
The accompanying consolidated balance sheets as of September 30, 2016 and June 30, 2016 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

Reported in	September 30, 2016	June 30, 2016
Prepaid expenses	$3,000	$1,000
Other current assets	2,000	2,000
Other assets	41,000	41,000
	$46,000	$44,000

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

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws and changes in such regulations or laws;

•	the impact of league rules, league regulations and/or league agreements and changes thereto;

•	our substantial debt and high leverage;

•	reduced access to capital markets or significant increases in costs to borrow;

•	financial community perceptions of our business, operations, financial condition and the industry in which we operate;

•	the tax-free treatment of the Distribution; and

•	the factors described under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 2016.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the Company's unaudited consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2016 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” or the “Company” refer collectively to MSG Networks Inc., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. The Company owns and operates two regional sports and entertainment networks, MSG Network ("MSGN") and MSG+, collectively the “MSG Networks.”
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
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015, as well as certain contractual obligations.
Recently Issued Accounting Pronouncements and Critical Accounting Policies. This section discusses recently issued accounting pronouncements, as well as the results of the Company's annual impairment testing of goodwill performed during the first quarter of fiscal year 2017. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2016 under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations
Comparison of the Three Months Ended September 30, 2016 versus the Three Months Ended September 30, 2015
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended September 30,				Increase (Decrease) in Net Income
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$153,578	100%	$148,147	100%	$5,431

Direct operating expenses	60,934	40%	60,102	41%	(832)
Selling, general and administrative expenses	15,559	10%	41,118	28%	25,559
Depreciation and amortization	2,578	2%	4,679	3%	2,101
Operating income	74,507	49%	42,248	29%	32,259
Other income (expense):
Interest expense, net	(8,888)	(6)%	(1,321)	(1)%	(7,567)
Income from continuing operations	65,619	43%	40,927	28%	24,692
Income tax benefit (expense)	(25,258)	(16)%	404	NM	(25,662)
Income from continuing operations	40,361	26%	41,331	28%	(970)
Loss from discontinued operations, net of taxes	(120)	NM	(161,017)	(109)%	160,897
Net income (loss)	$40,241	26%	$(119,686)	(81)%	$159,927
_________________
NM – Percentage is not meaningful
For the three months ended September 30, 2015, the reported financial results of the Company reflect the results of the sports and entertainment businesses of MSG as discontinued operations. In addition, results from continuing operations for the first quarter of fiscal year 2016 include certain corporate overhead expenses that that the Company did not incur in the first quarter of fiscal year 2017 and does not expect to incur in future periods, but which do not meet the criteria for inclusion in discontinued operations. The reported financial results of the Company for the periods after the Distribution reflect the Company's results on a standalone basis, including the Company’s actual corporate overhead.
Revenues
Revenues for the three months ended September 30, 2016 increased $5,431, or 4%, to $153,578 as compared with the prior year period. The net increase is attributable to the following:

Increase in affiliation fee revenue	$5,729
Increase in advertising revenue	246
Other net decreases	(544)
$5,431
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single digit percentage decrease in subscribers as compared with the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2016 increased $832, or 1%, to $60,934 as compared with the prior year period due to higher rights fees expense of $1,374, partially offset by other programming-related cost decreases of $542.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2016 decreased $25,559, or 62%, to $15,559 as compared with the prior year period primarily due to the absence of certain corporate overhead expenses included in the results of the prior year period. As noted above, the fiscal 2016 first quarter results included certain corporate expenses that the Company did not incur during the current year first quarter and does not expect to incur in future periods. Partially offsetting this decrease are corporate costs which were incurred during the fiscal 2017 first quarter by MSG Networks Inc. as a standalone public company.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2016 decreased $2,101, or 45%, to $2,578 as compared with the prior year period primarily due to the absence of depreciation expense included in the results of the prior year first quarter on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not meet the criteria for inclusion in discontinued operations and, to a lesser extent, the impact of certain property and equipment being fully depreciated during fiscal 2016.
Interest expense, net
Net interest expense for the three months ended September 30, 2016 increased $7,567 to $8,888 as compared with the prior year period primarily due to interest expense incurred under the Company's Senior Secured Credit Facilities partially offset by other net decreases, including the absence of the write-off of a portion of the deferred financing costs associated with the Company's former credit facility recorded in the prior year period.
Income taxes
Income tax expense attributable to continuing operations for the three months ended September 30, 2016 of $25,258 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $4,688 and other items of $99. These increases were partially offset by the impact of the tax benefits of the domestic production activities deduction of $1,873, tax return to book provision adjustment in connection with the filing of the Company's federal income tax return of $623.
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
Adjusted operating income
The Company evaluates performance based on several factors, of which the key financial measure is adjusted operating income (which we formerly referred to as adjusted operating cash flow). Although the Company has renamed this non-GAAP measure, the components of adjusted operating income are identical to the components of adjusted operating cash flow. Adjusted operating income is defined as operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits and (iv) gains or losses on sales or dispositions of businesses. The Company has presented the components that reconcile adjusted operating income to operating income, a GAAP measure.

	Three Months Ended		Increase (Decrease) in AOI
	September 30,
	2016	2015
Operating income	$74,507	$42,248	$32,259
Share-based compensation	1,776	4,247	(2,471)
Depreciation and amortization	2,578	4,679	(2,101)
Adjusted operating income	$78,861	$51,174	$27,687
Adjusted operating income for the three months ended September 30, 2016 increased $27,687, or 54%, to $78,861 as compared with the prior year period primarily due to (as discussed above) lower selling, general and administrative expenses and, to a lesser extent, higher revenues partially offset by higher direct operating expenses.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our $250,000 revolving credit facility with a syndicate of lenders, which was undrawn as of September 30, 2016 (see “Financing Agreements - Senior Secured Credit Facilities” below). Our principal uses of cash include working capital-related items, capital spending, taxes and debt service. The Company's use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including approximately $155,000 in cash and cash equivalents as of September 30, 2016, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows to fund our business operations and service our outstanding term loan (see “Financing Agreements - Senior Secured Credit Facilities” below) over the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
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

The Credit Agreement provides MSGN L.P. with senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of: (a) an initial $1,550,000 term loan facility (the “Term Loan Facility”) and (b) a $250,000 revolving credit facility (the “Revolving Credit Facility”), each with a term of five years. In connection with the Distribution, $1,450,000 of the proceeds from the Term Loan Facility was contributed to MSG immediately following the closing of the Senior Secured Credit Facilities. The remainder of the proceeds from the Term Loan Facility were used by MSGN L.P. to pay for certain fees and expenses associated with the Distribution and the Senior Secured Credit Facilities and the balance was designated for use to fund working capital needs and other general corporate purposes of MSGN L.P. The Revolving Credit Facility was undrawn as of September 30, 2016 and is available to fund working capital needs and other general corporate purposes of MSGN L.P. Up to $35,000 of the Revolving Credit Facility is available for the issuance of letters of credit.

The Credit Agreement generally requires the Holding Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from and after October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities, and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of September 30, 2016, the Holding Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2016, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. The Company has made principal payments aggregating $72,500 through September 30, 2016, which reduced the principal amount of the initial Term Loan Facility for subsequent amortization. The Term Loan Facility amortizes quarterly in accordance with its terms from September 30, 2016 through June 30, 2020 with a final maturity date on September 28, 2020.

In addition to the financial covenants discussed above, the Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Credit Agreement contains certain restrictions on the ability of the Holding Entities and MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) changing its lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix)

making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The Holdings Entities are also subject to customary passive holding company covenants.

See Note 7 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.

Contractual Obligations
As more fully described in Notes 9 and 10 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016, the Company's contractual obligations consist primarily of its obligations under media rights agreements and long-term operating lease agreements.

In addition, see Note 7 to the consolidated financial statements included in "Part I - Item 1. Financial Statements" of this Quarterly Report on Form 10Q for the principal repayments required under the Company's Term Loan Facility.

Cash Flow Discussion
Operating Activities from continuing operations
Net cash provided by operating activities from continuing operations for the three months ended September 30, 2016 decreased by $28,025 to $50,824 as compared with the prior year period. This decrease is primarily driven by higher income taxes paid as compared with the prior year period. While income from continuing operations before income taxes increased as compared with the prior year period, the change in net cash provided by operating activities from continuing operations was impacted by certain other items, including the absence of a prior period positive working capital contribution relating to the timing of the fiscal 2016 rights payments to MSG under the Knicks and Rangers media rights agreements.
Investing Activities from continuing operations
Net cash used in investing activities from continuing operations for the three months ended September 30, 2016 increased by $276 to $1,726 as compared with the prior year period due to slightly higher capital expenditures in the current year period.
Financing Activities from continuing operations
Net cash used in financing activities from continuing operations for the three months ended September 30, 2016 decreased by $16,935 to $12,252 as compared with the prior year period primarily due to the cash distributed with MSG in connection with the Distribution and, to a lesser extent, the impact of cash used in the prior year period for repurchases of the Company’s Class A Common Stock under a share repurchase program which was terminated effective as of the Distribution Date. These decreases in net cash used in financing activities from continuing operations were largely offset by the proceeds from the Term Loan Facility received in the prior year period.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230 to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. This standard will be effective for the Company beginning in the first quarter of fiscal year 2018, with early adoption permitted and the retrospective approach required. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill performed during the first quarter of fiscal year 2017. There have been no material changes to the Company's critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2016.
Goodwill
The goodwill balance reported on the Company's balance sheet as of September 30, 2016 is $424,508. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. After giving effect to the Distribution, the Company has one reporting unit for evaluating goodwill impairment. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit. The Company elected to perform the qualitative assessment of impairment. This assessment considered factors such as:

•	Macroeconomic conditions;

•	Industry and market considerations;

•	Cost factors;

•	Overall financial performance;

•	Other relevant company-specific factors such as changes in management, strategy or customers; and

•	Relevant specific events such as changes in the carrying amount of net assets.
During the first quarter of fiscal year 2017, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures on this matter made in the Company's Annual Report on Form 10-K for the year ended June 30, 2016.
Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

In addition, no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 or 15d-15 of the Exchange Act) occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of November, 2016.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer