Form 10-Q
period 2016-12-31
MSG NETWORKS INC.
filed 2017-02-02
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of January 31, 2017:

Class A Common Stock par value $0.01 per share	—	61,483,687
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2016	June 30, 2016
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$185,143	$119,568
Accounts receivable, net	100,576	101,427
Net related party receivable	15,738	15,492
Prepaid income taxes	15,340	28,384
Prepaid expenses	13,013	13,188
Other current assets	2,590	3,053
Total current assets	332,400	281,112
Property and equipment, net	12,613	14,154
Amortizable intangible assets, net	42,393	44,123
Goodwill	424,508	424,508
Other assets	42,175	42,645
Total assets	$854,089	$806,542
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$988	$2,043
Net related party payable	3,740	4,302
Current portion of long-term debt	72,414	64,914
Income taxes payable	8,982	8,662
Accrued liabilities:
Employee related costs	9,702	10,340
Other accrued liabilities	15,744	15,991
Deferred revenue	3,577	6,143
Total current liabilities	115,147	112,395
Long-term debt, net of current portion	1,376,638	1,412,845
Defined benefit and other postretirement obligations	30,917	31,827
Other employee related costs	4,870	5,550
Related party payable	—	1,710
Other liabilities	5,482	5,612
Deferred tax liability	354,722	356,561
Total liabilities	1,887,776	1,926,500
Commitments and contingencies (see Note 8)
Stockholders' Deficiency
Class A Common stock, par value $0.01, 360,000 shares authorized; 61,484 and 61,354 shares outstanding as of December 31, 2016 and June 30, 2016, respectively	643	643
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of December 31, 2016 and June 30, 2016	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	3,113	—
Treasury stock, at cost, 2,776 and 2,905 shares as of December 31, 2016 and June 30, 2016, respectively	(197,712)	(207,796)
Accumulated deficit	(832,431)	(905,352)
Accumulated other comprehensive loss	(7,436)	(7,589)
Total stockholders' deficiency	(1,033,687)	(1,119,958)
Total liabilities and stockholders' deficiency	$854,089	$806,542
See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenues (including related party revenues of $0 and $41,673 for the three months ended December 31, 2016 and 2015, respectively, and $0 and $82,122 for the six months ended December 31, 2016 and 2015, respectively)	$175,646	$169,931	$329,224	$318,078

Direct operating expenses (including related party expenses of $34,905 and $34,619 for the three months ended December 31, 2016 and 2015, respectively, and $70,169 and $68,273 for the six months ended December 31, 2016 and 2015, respectively)	70,076	71,547	131,010	131,649
Selling, general and administrative expenses (including related party expenses of $6,866 and $10,420 for the three months ended December 31, 2016 and 2015, respectively, and $9,562 and $11,327 for the six months ended December 31, 2016 and 2015, respectively)	23,191	22,370	38,750	63,488
Depreciation and amortization	2,580	3,091	5,158	7,770
Operating income	79,799	72,923	154,306	115,171
Other income (expense):
Interest income	649	548	1,276	1,084
Interest expense	(9,714)	(9,712)	(19,229)	(11,569)
	(9,065)	(9,164)	(17,953)	(10,485)
Income from continuing operations before income taxes	70,734	63,759	136,353	104,686
Income tax expense	(27,479)	(29,709)	(52,737)	(29,305)
Income from continuing operations	43,255	34,050	83,616	75,381
Loss from discontinued operations, net of taxes	—	(137)	(120)	(161,154)
Net income (loss)	$43,255	$33,913	$83,496	$(85,773)
Earnings (loss) per share:
Basic
Income from continuing operations	$0.58	$0.45	$1.11	$1.00
Loss from discontinued operations	—	—	—	(2.14)
Net income (loss)	$0.58	$0.45	$1.11	$(1.14)
Diluted
Income from continuing operations	$0.57	$0.45	$1.11	$1.00
Loss from discontinued operations	—	—	—	(2.13)
Net income (loss)	$0.57	$0.45	$1.11	$(1.13)
Weighted-average number of common shares outstanding:
Basic	75,215	74,959	75,159	75,240
Diluted	75,461	75,373	75,436	75,639

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net income (loss)	$43,255	$33,913	$83,496	$(85,773)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$—	$—	$—	$(602)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	175	125	350	501
Amortization of net prior service credit included in net periodic benefit cost	(6)	(11)	(12)	(28)
Settlement gain	(74)	—	(74)	—
Other comprehensive income (loss) before income taxes	95	114	264	(129)
Income tax expense related to items of other comprehensive income (loss)	(40)	(47)	(111)	(527)
Other comprehensive income (loss)	55	67	153	(656)
Comprehensive income (loss)	$43,310	$33,980	$83,649	$(86,429)

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended
	December 31,
	2016	2015
Cash flows from operating activities from continuing operations:
Net income (loss)	$83,496	$(85,773)
Loss from discontinued operations, net of taxes	120	161,154
Income from continuing operations	83,616	75,381
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	5,158	7,770
Amortization of deferred financing costs	1,502	1,732
Share-based compensation expense	5,049	6,899
Excess tax benefit on share-based awards	—	(4,420)
Provision for doubtful accounts	(162)	430
Change in assets and liabilities:
Accounts receivable, net	1,014	(560)
Net related party receivable	(246)	(15,829)
Prepaid expenses and other assets	899	12,235
Accounts payable	(1,055)	(9,401)
Net related party payable, including payable to MSG	(2,289)	24,455
Prepaid/payable for income taxes	13,362	38,190
Accrued and other liabilities	(1,310)	(10,649)
Deferred revenue	(2,566)	3,106
Deferred income taxes	(1,948)	(10,479)
Net cash provided by operating activities from continuing operations	101,024	118,860
Cash flows from investing activities from continuing operations:
Capital expenditures	(2,242)	(1,950)
Net cash used in investing activities from continuing operations	(2,242)	(1,950)
Cash flows from financing activities from continuing operations:
Proceeds from Term Loan Facility (see Note 7)	—	1,550,000
Principal repayments on Term Loan Facility (see Note 7)	(30,000)	—
Cash distributed with MSG	—	(1,467,093)
Payments for financing costs	—	(9,860)
Proceeds from stock option exercises	—	98
Repurchases of common stock	—	(100,027)
Taxes paid in lieu of shares issued for equity-based compensation	(2,254)	(11,114)
Excess tax benefit on share-based awards	—	4,420
Net cash used in financing activities from continuing operations	(32,254)	(33,576)
Net cash provided by continuing operations	66,528	83,334

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(953)	4,224
Net cash used in investing activities	—	(68,410)
Net cash used in financing activities	—	—
Net cash used in discontinued operations	(953)	(64,186)
Net increase in cash and cash equivalents	65,575	19,148
Cash and cash equivalents at beginning of period, including cash in both continuing operations and discontinued operations	119,568	218,685
Cash and cash equivalents at end of period	$185,143	$237,833

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2016	$779	$—	$(207,796)	$(905,352)	$(7,589)	$(1,119,958)
Net income	—	—	—	83,496	—	83,496
Other comprehensive income	—	—	—	—	153	153
Comprehensive income						83,649
Exercise of stock options	—	(57)	59	—	—	2
Share-based compensation	—	5,049	—	—	—	5,049
Tax withholding associated with shares issued for equity-based compensation	—	(1,793)	(423)	(55)	—	(2,271)
Shares issued upon distribution of Restricted Stock Units	—	(86)	10,448	(10,362)	—	—
Adjustments related to the transfer of certain liabilities as a result of the Distribution	—	—	—	(158)	—	(158)
Balance as of December 31, 2016	$779	$3,113	$(197,712)	$(832,431)	$(7,436)	$(1,033,687)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2015	$779	$1,084,002	$(143,250)	$807,563	$(25,572)	$1,723,522
Net loss	—	—	—	(85,773)	—	(85,773)
Other comprehensive loss	—	—	—	—	(656)	(656)
Comprehensive loss						(86,429)
Exercise of stock options	—	(4,633)	5,390	—	—	757
Share-based compensation	—	7,753	—	—	—	7,753
Tax withholding associated with shares issued for equity-based compensation	—	(11,114)	—	—	—	(11,114)
Excess tax benefit on share-based awards	—	8,586	—	(4,166)	—	4,420
Repurchases of common stock	—	—	(100,027)	—	—	(100,027)
Shares issued upon distribution of Restricted Stock Units	—	(16,626)	20,075	(3,449)	—	—
Distribution of The Madison Square Garden Company	—	(1,067,968)	—	(1,705,189)	20,406	(2,752,751)
Balance as of December 31, 2015	$779	$—	$(217,812)	$(991,014)	$(5,822)	$(1,213,869)

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
The Company was incorporated on July 29, 2009 as an indirect, wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”). On February 9, 2010, Cablevision spun off the Company and the Company thereby acquired the subsidiaries of Cablevision that owned, directly and indirectly, all of the partnership interests in MSGN Holdings, L.P., formerly MSG Holdings L.P. (“MSGN L.P.”). MSGN L.P. was the indirect, wholly-owned subsidiary of Cablevision through which Cablevision held the Madison Square Garden businesses. MSGN L.P. is now a wholly-owned subsidiary of the Company, through which the Company conducts substantially all of its operations.
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (formerly MSG Spinco, Inc., and referred to herein as “MSG”) (the “Distribution”). MSG owns, directly or indirectly, the sports and entertainment businesses previously owned and operated by the Company's sports and entertainment segments, owns, leases or operates the arenas and other venues previously owned, leased or operated by the Company and owns the joint venture interests previously owned by the Company. In the Distribution, each holder of the Company’s Class A common stock, par value $0.01 per share, ("Class A Common Stock"), of record as of the close of business, New York City time, on September 21, 2015 (the “Record Date”), received one share of MSG Class A common stock, par value $0.01 per share, for every three shares of the Company’s Class A Common Stock held on the Record Date. Each record holder of the Company’s Class B common stock, par value $0.01 per share, ("Class B Common Stock") received one share of MSG Class B common stock, par value $0.01 per share, for every three shares of the Company's Class B Common Stock held on the Record Date. Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting and the historical financial results of MSG have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the Distribution Date.
After giving effect to the Distribution, the Company operates and reports financial information in one segment. Substantially all revenues and assets of the Company are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2016. The financial statements as of December 31, 2016 and for the three and six months ended December 31, 2016 and 2015 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of MSG Networks Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. See Note 3 for a discussion of media rights prior to the Distribution Date recognized as revenues by MSG from the licensing of team-related programming to the Company.
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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230 to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted and the retrospective approach required. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, which will effect various areas of accounting including, but not limited to, goodwill and consolidation. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted. The standard is to be applied prospectively. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit. The amended guidance also eliminates the requirement for any reporting unit with a zero or a negative carrying amount to perform a qualitative assessment and will require disclosure of the amount of goodwill allocated to each reporting unit with a zero or a negative carrying amount of net assets. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard is to be applied prospectively. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Discontinued Operations
As a result of the Distribution, the results of the Company’s MSG operations through the Distribution Date, as well as transaction costs related to the Distribution, have been classified in the consolidated statements of operations as discontinued operations for all periods presented. No gain or loss was recognized in connection with the Distribution. Operating results of discontinued operations for the three and six months ended December 31, 2016 and 2015 are summarized below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenues (a)	$—	$—	$—	$150,381
Direct operating expenses	—	—	—	71,320
Selling, general and administrative expenses	—	137	120	57,824
Depreciation and amortization	—	—	—	23,772
Operating loss	—	(137)	(120)	(2,535)
Equity in earnings of equity-method investments	—	—	—	2,679
Interest income	—	—	—	635
Interest expense	—	—	—	(540)
Income (loss) from discontinued operations before income taxes	—	(137)	(120)	239
Income tax expense	—	—	—	(161,393)
Loss from discontinued operations, net of taxes	$—	$(137)	$(120)	$(161,154)

(a)
Includes rights fees for New York Knicks (“Knicks”) and New York Rangers (“Rangers”) programming prior to the Distribution Date, which were previously eliminated in consolidation. However, the pre-Distribution Date amounts are presented as revenues in the loss from discontinued operations line with the offsetting expense in direct operating expenses, within continuing operations, in the accompanying consolidated statement of operations for the six months ended December 31, 2015.

Prior to the Distribution, the Company's collections for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. In connection with the reorganization transactions related to the Distribution, the tax recognition on most of these deferred revenues was accelerated to the date of the reorganization. The impact of the acceleration of such deferred revenue is reflected in income tax expense of discontinued operations for the six months ended December 31, 2015.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Weighted-average number of shares for basic EPS	75,215	74,959	75,159	75,240
Dilutive effect of shares issuable under share-based compensation plans	246	414	277	399
Weighted-average number of shares for diluted EPS	75,461	75,373	75,436	75,639
Anti-dilutive shares	535	—	317	—
Note 5. Goodwill and Intangible Assets
During the first quarter of fiscal year 2017, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified.
The Company's intangible assets subject to amortization are as follows:

	December 31, 2016	June 30, 2016
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(40,651)	(38,921)
	$42,393	$44,123

Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets for continuing operations was $865 for the three months ended December 31, 2016 and 2015, respectively, and $1,730 six months ended December 31, 2016 and 2015, respectively.

Note 6. Property and Equipment
As of December 31, 2016 and June 30, 2016, property and equipment consisted of the following assets:

	December 31, 2016	June 30, 2016
Equipment	$46,893	$44,508
Furniture and fixtures	1,746	1,744
Leasehold improvements	19,566	19,561
Construction in progress	423	966
	68,628	66,779
Less accumulated depreciation and amortization	(56,015)	(52,625)
	$12,613	$14,154
Depreciation and amortization expense on property and equipment was $1,715 and $2,226 for the three months ended December 31, 2016 and 2015, respectively, and $3,428 and $6,040 for the six months ended December 31, 2016 and 2015, respectively, which for the fiscal 2016 first quarter included depreciation expense on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not qualify for discontinued operations reporting.
Note 7. Debt
On September 28, 2015, MSGN L.P., MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
The Credit Agreement generally requires the Holding Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from and after October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of December 31, 2016, the Holding Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2016, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. The Company has made principal payments aggregating $91,250 through December 31, 2016, which reduced the principal amount of the initial Term Loan Facility for subsequent amortization. The Term Loan Facility amortizes quarterly in accordance with its terms from December 31, 2016 through June 30, 2020 with a final maturity date on September 28, 2020.
As of December 31, 2016, the principal repayments required under the Term Loan Facility are as follows:

Remainder of fiscal year ending June 30, 2017	$37,500
Fiscal year ending June 30, 2018	75,000
Fiscal year ending June 30, 2019	75,000
Fiscal year ending June 30, 2020	114,375
Fiscal year ending June 30, 2021	1,156,875
$1,458,750
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

L.P. is required to make mandatory prepayments in certain circumstances, including without limitation from the net cash proceeds of certain sales of assets (including Collateral) or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.
In addition to the financial covenants discussed above, the Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Credit Agreement contains certain restrictions on the ability of the Holding Entities and MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) changing their lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The Holdings Entities are also subject to customary passive holding company covenants.
The Company is amortizing its deferred financing costs on a straight-line basis over the five-year term of the Senior Secured Credit Facilities which approximates the effective interest method. The following table summarizes the presentation of the Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheet as of December 31, 2016 and June 30, 2016:

	Term Loan Facility	Deferred Financing Costs	Total
December 31, 2016
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,383,750	(7,112)	1,376,638
Total	$1,458,750	$(9,698)	$1,449,052
June 30, 2016
Current portion of long-term debt	$67,500	$(2,586)	$64,914
Long-term debt, net of current portion	1,421,250	(8,405)	1,412,845
Total	$1,488,750	$(10,991)	$1,477,759

In addition, the Company has deferred financing costs related to the Revolving Credit Facility recorded in the accompanying consolidated balance sheets as summarized in the following table:

	December 31, 2016	June 30, 2016

Other current assets	$417	$417
Other assets	1,147	1,356

The Company made interest payments under the Credit Agreement of $17,625 and $9,118 during the six months ended December 31, 2016 and 2015, respectively.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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

The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
December 31, 2016
Assets:
Money market accounts	$45,014	$—	$—	$45,014
Time deposits	135,173	—	—	135,173
Total assets measured at fair value	$180,187	$—	$—	$180,187
June 30, 2016
Assets:
Money market accounts	$68,591	$—	$—	$68,591
Time deposits	50,977	—	—	50,977
Total assets measured at fair value	$119,568	$—	$—	$119,568
Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company's money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company's long-term debt (see Note 7) was approximately $1,451,456 as of December 31, 2016. The Company's long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable.
Note 10. Pension Plans and Other Postretirement Benefit Plan
Prior to the Distribution, the Company sponsored a non-contributory qualified cash balance retirement plan covering its non-union employees (the “MSG Cash Balance Pension Plan”) and a non-contributory qualified defined benefit pension plan covering certain of its union employees (the “MSG Union Plan”). Since March 1, 2011, the MSG Cash Balance Pension Plan has also included the assets and liabilities of a frozen (as of December 31, 2007) non-contributory qualified defined pension plan covering non-union employees hired prior to January 1, 2001. The MSG Cash Balance Pension Plan was amended to freeze participation and future benefit accruals effective December 31, 2015. Existing account balances under the MSG Cash Balance Pension Plan will continue to be credited with monthly interest in accordance with the terms of the plan. The MSG Cash Balance Pension Plan and MSG Union Plan are collectively referred to as the “MSG Pension Plans.”
The Company currently sponsors (i) a non-contributory qualified defined benefit pension plan covering certain of its union

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
As of December 31, 2015, the Excess Cash Balance Plan was amended to freeze participation and future benefit accruals. Therefore, after December 31, 2015, no employee of the Company who was not already a participant may become a participant in the plan and no further annual pay credits will be made for any future year. Existing account balances under the plan will continue to be credited with monthly interest in accordance with the terms of the plan. As of December 31, 2007, the Excess Plan was amended to freeze all benefits earned through December 31, 2007 and to eliminate the ability of participants to earn benefits for future service under this plan. Benefits payable to retirees under the Union Plan are based upon years of service and participants’ compensation.

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
Components of net periodic benefit cost for the MSG Networks Plans, MSG Pension Plans and Postretirement Plan recognized in direct operating expenses, selling, general and administrative expenses and loss from discontinued operations in the accompanying consolidated statements of operations for the three and six months ended December 31, 2016 and 2015 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Service cost	$133	$121	$18	$18
Interest cost	332	438	25	32
Expected return on plan assets	(106)	(110)	—	—
Recognized actuarial loss (a)	175	125	—	—
Amortization of unrecognized prior service credit (a)	—	—	(6)	(11)
Settlement gain (a)	(74)	—	—	—
Net periodic benefit cost	$460	$574	$37	$39

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Service cost	$266	$1,742	$36	$68
Interest cost	664	2,563	50	123
Expected return on plan assets	(212)	(960)	—	—
Recognized actuarial loss (a)	350	501	—	—
Amortization of unrecognized prior service cost (credit) (a)	—	14	(12)	(42)
Settlement gain (a)	(74)	—	—	—
Net periodic benefit cost	$994	$3,860	$74	$149
(a) Reflects amounts reclassified from accumulated other comprehensive loss.
Amounts presented in the table above include net periodic benefit cost related to continuing operations and discontinued operations as noted in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Continuing operations	$497	$613	$1,068	$2,046
Discontinued operations	—	—	—	1,963
Total Net Periodic Benefit Cost	$497	$613	$1,068	$4,009
In addition, prior to the Distribution, the Company sponsored the MSG Holdings, L.P. 401(k) Savings Plan (the "MSG Savings Plan") and the MSG Holdings, L.P. Excess Savings Plan ("Excess Savings Plan"). As a result of the Distribution, the MSG Savings Plan was amended to (i) transfer sponsorship of the plan to MSG, and (ii) become a multiple employer plan in which both MSG and the Company will continue to participate. Pursuant to the Employee Matters Agreement, liabilities relating to current MSG employees who were active participants in the Company's Excess Savings Plan have been transferred to MSG. The Excess Savings Plan has been renamed the MSGN Holdings, L.P. Excess Savings Plan (together with the MSG Savings Plan, the "Savings Plans"). Expenses related to the Savings Plans included in the accompanying consolidated statements of operations for the three and six months ended December 31, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Continuing operations	$222	$—	$399	$334
Discontinued operations	—	—	—	652
Total Savings Plan Expense	$222	$—	$399	$986

Note 11. Share-based Compensation

See Note 14 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2016 for more information regarding the Company's 2010 Employee Stock Plan, as amended (the "Employee Stock Plan") and 2010 Stock Plan For Non-Employee Directors, as amended (the "Non-Employee Director Plan"), as well as certain share-based payment awards granted prior to July 1, 2015. On December 15, 2016, the Company’s stockholders amended the Employee Stock Plan to increase the shares available for issuance thereunder by 5,500 and to extend the expiration date by one year to December 15, 2026.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $3,273 and $2,652 for the three months ended December 31, 2016 and 2015, respectively, and $5,049 and $6,899 for the six months ended December 31, 2016 and 2015, respectively. Share-based compensation expense for discontinued operations was $808 for the six months ended December 31, 2015.

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

The Company's computation of expected term was calculated using the simplified method (the average of the vesting period and option term) as prescribed in ASC Topic 718-10-S99. The Company's computation of expected volatility was based on historical volatility of its common stock.

Restricted Share Units Award Activity

The following table summarizes activity relating to holders (including Company and MSG employees) of the Company's RSUs for the six months ended December 31, 2016:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance, June 30, 2016	321	431	$38.57
Granted	442	262	19.27
Vested	(195)	(103)	38.27
Forfeited	(29)	(14)	35.57
Unvested award balance, December 31, 2016	539	576	$26.56
The RSUs granted during the six months ended December 31, 2016 included 476 RSUs that are subject to three-year ratable vesting, 169 RSUs subject to three-year cliff vesting, and 59 RSUs granted under the Non-Employee Director Plan which vested upon date of grant. RSUs granted under the Employee Stock Plan and Non-Employee Director Plan will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. RSU's granted under the Non-Employee Director Plan will settle on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death.
The fair value of RSUs that vested during the six months ended December 31, 2016 was $5,601. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company's treasury shares. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 125 of these RSUs, with an aggregate value of $2,271, were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the six months ended December 31, 2016.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 12. Related Party Transactions

As of December 31, 2016, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 2.4% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 69.6% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG and AMC Networks Inc. ("AMC Networks").

On June 16, 2016, the Company entered into an arrangement with the Dolan Family Office, LLC (“DFO”), MSG and AMC Networks providing for the sharing of certain expenses associated with executive office space which is available to Charles F. Dolan (a director of the Company and MSG and the Executive Chairman and a director of AMC Networks), James L. Dolan (the Executive Chairman and a director of the Company and MSG and a director of AMC Networks), and the DFO, which is controlled by Charles F. Dolan.
Beginning in June 2016, the Company agreed to share certain executive support costs, including office space, executive assistants, security and transportation costs for (i) the Company's Executive Chairman with MSG and (ii) for the Company's Vice Chairman with MSG and AMC Networks.
In connection with the Distribution, the Company entered into various agreements with MSG, including media rights agreements covering Knicks and Rangers games, an advertising sales representation agreement, a trademark license agreement, a tax disaffiliation agreement, a transition services agreement ("TSA") and certain other arrangements. The Company has entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.
Related party transactions included in continuing operations
Rights fees
The Company's media rights agreements with the Knicks and the Rangers, effective as of July 1, 2015, provide the Company with exclusive media rights to team games in their local markets. Prior to the Distribution, these rights fees were eliminated in consolidation; however the amounts recorded prior to the Distribution are presented as revenues in the loss from discontinued operations line with the offsetting expense in direct operating expenses within continuing operations in the accompanying consolidated statement of operations. Rights fees included in the accompanying consolidated statements of operations for the three months ended December 31, 2016 and 2015 were $33,037 and $32,800, respectively, and $66,837 and $65,300 for the six months ended December 31, 2016 and 2015, respectively.
Origination, master control and technical services
AMC Networks provides certain origination, master control and technical services to the Company. Amounts charged to the Company for the three months ended December 31, 2016 and 2015 were $1,543 and $1,459, respectively, and $2,991 and $2,876 for the six months ended December 31, 2016 and 2015, respectively.
Commission
The Company entered into an advertising sales representation agreement with MSG, which has a seven year term, pursuant to which MSG has the exclusive right and obligation to sell certain advertising availabilities on our behalf for a commission. All of the Company's advertising sales personnel were transferred to MSG in connection with the Distribution. The amount charged to the Company for the three months ended December 31, 2016 and 2015 was $5,169 and $5,498, respectively, and for the six months ended December 31, 2016 and 2015 was $5,594 and $5,498, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Other operating expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. In addition, pursuant to the TSA, the Company began outsourcing to MSG certain business functions that were previously performed by internal resources. These services include information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. Net amounts charged to the Company pursuant to the TSA, for expenses associated with executive office space and certain support costs, and for other related party transactions amounted to $2,022 and $1,765 for the three months ended December 31, 2016 and 2015, respectively and $4,309 and $557 for the six months ended December 31, 2016 and 2015, respectively.
Related party transactions with Cablevision Systems Corporation
Prior to June 21, 2016, members of the Dolan family were also the controlling stockholders of Cablevision Systems Corporation ("Cablevision"). On June 21, 2016, Cablevision was acquired by a subsidiary of Altice N.V. and a change in control occurred which resulted in members of the Dolan family no longer being controlling stockholders of Cablevision (now known as Altice USA). Accordingly, Altice USA is not a related party of the Company. Revenues (primarily from the distribution of programming networks to subsidiaries of Cablevision) and operating expenses that relate to Cablevision prior to its sale, included in continuing operations in the accompanying consolidated statements of operations for the three months ended December 31, 2015 were $41,669 and $3,517, respectively, and for the six months ended December 31, 2015 were $81,447 and $5,369, respectively.

Related party transactions included in discontinued operations
Related party transactions included in loss from discontinued operations in the accompanying consolidated statement of operations for the three months ended December 31, 2015 include operating expenses charged by related parties of $137. Related party transactions included in loss from discontinued operations in the accompanying consolidated statement of operations for the six months ended December 31, 2015, include the following: (i) revenues from related parties of $33,559, (ii) operating expenses charged by related parties of $964, (iii) interest income from nonconsolidated affiliates of $635, and (iv) equity in earnings of equity-method investments of $2,679.
Note 13. Income Taxes
Income tax expense attributable to continuing operations for the three months ended December 31, 2016 of $27,479 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $4,906 and a tax return to book provision adjustment in connection with the filing of the Company's state and local income tax returns of $414. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $2,069 and other items of $529.
Income tax expense attributable to continuing operations for the three months ended December 31, 2015 of $29,709 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $4,933 and an increase in state tax rates used to value deferred taxes resulting from the filing of the Company's state and local income tax returns of $4,489. These increases were partially offset by the tax benefits related to the domestic production activities deduction of $1,715 and other items of $313.
Income tax expense attributable to continuing operations for the six months ended December 31, 2016 of $52,737 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $9,594. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $3,942, a tax return to book provision adjustment in connection with the filing of the Company's federal, state and local income tax returns of $209 and other items of $430.
Income tax expense attributable to continuing operations for the six months ended December 31, 2015 of $29,305 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to a reduction in state tax rates used to value deferred taxes resulting from the Distribution of $16,941 and the tax benefits related to the domestic production activities deduction of $2,764. These decreases were partially offset by an increase in state tax rates used to value deferred taxes resulting from the filing of the Company’s state and local income tax returns of $4,489, state and local income taxes (net of federal benefit) of $7,731 and other items of $151.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

During the six months ended December 31, 2016 and 2015, income taxes paid by the Company were $41,295 and $193, respectively.

During the third quarter of fiscal year 2015, the Internal Revenue Service notified the Company of its intent to review the federal income tax returns as filed for the tax year ended December 31, 2013. Fieldwork is ongoing. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.

Note 14. Concentration of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of December 31, 2016 and June 30, 2016 include amounts due from the following individual non-affiliated customers, which accounted for the noted percentages of the gross balance:

	December 31, 2016	June 30, 2016
Customer A	26%	26%
Customer B	26%	25%
Customer C	22%	22%
Customer D	15%	14%
Revenues from continuing operations in the accompanying consolidated statements of operations for the three and six months ended December 31, 2016 and 2015 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Customer A	24%	25%	25%	26%
Customer B	22%	22%	24%	23%
Customer C	19%	19%	21%	20%
Customer D	10%	10%	11%	11%
The accompanying consolidated balance sheets as of December 31, 2016 and June 30, 2016 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

Reported in	December 31, 2016	June 30, 2016
Prepaid expenses	$3,000	$1,000
Other current assets	2,000	2,000
Other assets	41,000	41,000
	$46,000	$44,000

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

•
the demand for our programming among cable, satellite, telephone and other platforms (“Distributors”) and the subscribers thereto, and our ability to renew affiliation agreements with our Distributors, as well as the impact of consolidation among Distributors;

•
the level of our revenues, which depends in part on the popularity and competitiveness of the sports teams whose games are broadcast on our networks and the popularity of other content aired on our networks;

•	the ability of our Distributors to maintain subscriber levels;

•	the impact of subscribers downgrading their programming packages to levels that do not include our networks;

•	the security of our program signal and electronic data;

•	general economic conditions especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the demand for advertising and sponsorship arrangements and viewer ratings for our networks;

•	competition, for example, from other regional sports networks;

•	the relocation or insolvency of professional sports teams with which we have a media rights agreement;

•	our ability to maintain, obtain or produce content, together with the cost of such content;

•	our ability to renew or replace our media rights agreements with professional sports teams;

•
the acquisition or disposition of assets and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions, and the operating and financial performance thereof (including those that we do not control);

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
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the Company's unaudited consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2016 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” or the “Company” refer collectively to MSG Networks Inc., a holding company, and its direct and indirect subsidiaries through which substantially all of its operations are conducted. The Company owns and operates two regional sports and entertainment networks, MSG Network ("MSGN") and MSG+, collectively the “MSG Networks.”
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (formerly MSG Spinco, Inc., and referred to herein as “MSG”) (the “Distribution”). MSG owns, directly or indirectly, the sports and entertainment businesses previously owned and operated by the Company's sports and entertainment segments, owns, leases or operates the arenas and other venues previously owned, leased or operated by the Company and owns the joint venture interests previously owned by the Company. In the Distribution, each holder of the Company’s Class A common stock, par value $0.01 per share, ("Class A Common Stock"), of record as of the close of business, New York City time, on September 21, 2015 (the “Record Date”), received one share of MSG Class A common stock, par value $0.01 per share, for every three shares of the Company’s Class A Common Stock held on the Record Date. Each record holder of the Company’s Class B common stock, par value $0.01 per share, ("Class B Common Stock") received one share of MSG Class B common stock, par value $0.01 per share, for every three shares of the Company's Class B Common Stock held on the Record Date. Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting and the historical financial results of MSG have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the Distribution Date.
After giving effect to the Distribution, the Company operates and reports financial information in one segment.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and six months ended December 31, 2016 as compared with the three and six months ended December 31, 2015.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the six months ended December 31, 2016 as compared with the six months ended December 31, 2015, as well as certain contractual obligations.
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

Results of Operations
Comparison of the Three Months Ended December 31, 2016 versus the Three Months Ended December 31, 2015
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended December 31,				Increase (Decrease) in Net Income
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$175,646	100%	$169,931	100%	$5,715

Direct operating expenses	70,076	40%	71,547	42%	1,471
Selling, general and administrative expenses	23,191	13%	22,370	13%	(821)
Depreciation and amortization	2,580	1%	3,091	2%	511
Operating income	79,799	45%	72,923	43%	6,876
Other income (expense):
Interest expense, net	(9,065)	(5)%	(9,164)	(5)%	99
Income from continuing operations before income taxes	70,734	40%	63,759	38%	6,975
Income tax expense	(27,479)	(16)%	(29,709)	(17)%	2,230
Income from continuing operations	43,255	25%	34,050	20%	9,205
Loss from discontinued operations, net of taxes	—	NM	(137)	NM	137
Net income	$43,255	25%	$33,913	20%	$9,342
_________________
NM – Percentage is not meaningful
Revenues
Revenues for the three months ended December 31, 2016 increased $5,715, or 3%, to $175,646 as compared with the prior year period. The net increase was attributable to the following:

Increase in affiliation fee revenue	$4,376
Increase in advertising revenue	1,327
Other net increases	12
$5,715
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single-digit percentage decrease in subscribers as compared with the prior year period.
The increase in advertising revenue was primarily due to higher recognition of deferred revenue related to ratings guarantees, partially offset by other net advertising decreases as compared with the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2016 decreased $1,471, or 2%, to $70,076 as compared with the prior year period primarily due to the positive impact of the finalization of a matter related to the sale of Fuse, partially offset by an increase in rights fees expense.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2016 increased $821, or 4%, to $23,191 as compared with the prior year period primarily due to higher employee compensation and related benefits, partially offset by lower marketing costs, commissions and other net decreases.

Depreciation and amortization
Depreciation and amortization for the three months ended December 31, 2016 decreased $511, or 17%, to $2,580 as compared with the prior year period primarily due to the impact of certain property and equipment being fully depreciated during fiscal 2016.
Operating income
Operating income for the three months ended December 31, 2016 increased $6,876, or 9%, to $79,799 as compared with the prior year period primarily due to (as discussed above) higher revenues and, to a lesser extent, lower direct operating expenses and depreciation and amortization, partially offset by higher selling, general and administrative expenses.
Income taxes
Income tax expense attributable to continuing operations for the three months ended December 31, 2016 of $27,479 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $4,906 and a tax return to book provision adjustment in connection with the filing of the Company's state and local income tax returns of $414. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $2,069 and other items of $529.

Income tax expense attributable to continuing operations for the three months ended December 31, 2015 of $29,709 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $4,933 and an increase in state tax rates used to value deferred taxes resulting from the filing of the Company's state and local income tax returns of $4,489. These increases were partially offset by the tax benefits related to the domestic production activities deduction of $1,715 and other items of $313.
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

	Three Months Ended		Increase (Decrease) in AOI
	December 31,
	2016	2015
Operating income	$79,799	$72,923	$6,876
Share-based compensation	3,273	2,652	621
Depreciation and amortization	2,580	3,091	(511)
Adjusted operating income	$85,652	$78,666	$6,986
Adjusted operating income for the three months ended December 31, 2016 increased $6,986, or 9%, to $85,652 as compared with the prior year period primarily due to (as discussed above) higher revenues and, to a lesser extent, lower direct operating expenses, partially offset by higher selling, general and administrative expenses.

Comparison of the Six Months Ended December 31, 2016 versus the Six Months Ended December 31, 2015
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Six Months Ended December 31,				Increase (Decrease) in Net Income
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$329,224	100%	$318,078	100%	$11,146

Direct operating expenses	131,010	40%	131,649	41%	639
Selling, general and administrative expenses	38,750	12%	63,488	20%	24,738
Depreciation and amortization	5,158	2%	7,770	2%	2,612
Operating income	154,306	47%	115,171	36%	39,135
Other income (expense):
Interest expense, net	(17,953)	(5)%	(10,485)	(3)%	(7,468)
Income from continuing operations before income taxes	136,353	41%	104,686	33%	31,667
Income tax expense	(52,737)	(16)%	(29,305)	(9)%	(23,432)
Income from continuing operations	83,616	25%	75,381	24%	8,235
Loss from discontinued operations, net of taxes	(120)	NM	(161,154)	(51)%	161,034
Net income (loss)	$83,496	25%	$(85,773)	(27)%	$169,269
_________________
NM – Percentage is not meaningful
For the six months ended December 31, 2015, the reported financial results of the Company reflect the fiscal 2016 first quarter results of the sports and entertainment businesses of MSG as discontinued operations. In addition, results from continuing operations for the first quarter of fiscal year 2016 include certain corporate overhead expenses that the Company did not incur during the six months ending December 31, 2016 and does not expect to incur in future periods, but which did not meet the criteria for inclusion in discontinued operations.
Revenues
Revenues for the six months ended December 31, 2016 increased $11,146, or 4%, to $329,224 as compared with the prior year period. The net increase was attributable to the following:

Increase in affiliation fee revenue	$10,105
Increase in advertising revenue	1,573
Other net decreases	(532)
$11,146
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single-digit percentage decrease in subscribers as compared with the prior year period.
The increase in advertising revenue was primarily due to higher recognition of deferred revenue related to ratings guarantees, partially offset by other net advertising decreases as compared with the prior year period.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2016 decreased $639 to $131,010 as compared with the prior year period primarily due to the positive impact of the finalization of a matter related to the sale of Fuse, and other programming-related cost decreases, totaling to $2,333, partially offset by an increase in rights fees expense of $1,694.

Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2016 decreased $24,738, or 39%, to $38,750 as compared with the prior year period primarily due to the absence of certain corporate overhead expenses included in the results of the prior year period. As noted above, the fiscal 2016 first quarter results included certain corporate expenses that the Company did not incur during the six months ending December 31, 2016 and does not expect to incur in future periods. Partially offsetting this decrease are corporate costs which were incurred during fiscal 2017 by MSG Networks Inc. as a standalone public company, including higher employee compensation and related benefits.
Depreciation and amortization
Depreciation and amortization for the six months ended December 31, 2016 decreased $2,612, or 34%, to $5,158 as compared with the prior year period primarily due to the absence of depreciation expense included in the fiscal 2016 first quarter results on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not meet the criteria for inclusion in discontinued operations, as well as the impact of certain property and equipment being fully depreciated during fiscal 2016.
Operating income
Operating income for the six months ended December 31, 2016 increased $39,135, or 34%, to $154,306 as compared with the prior year period primarily due to (as discussed above) lower selling, general and administrative expenses and, to a lesser extent, higher revenues, lower depreciation and amortization and lower direct operating expenses.
Interest expense, net
Net interest expense for the six months ended December 31, 2016 increased $7,468 to $17,953 as compared with the prior year period primarily due to higher interest expense incurred under the Company's Senior Secured Credit Facilities, which were entered into on September 28, 2015, and accordingly did not begin to accrue interest until that date. Partially offsetting this increase is the absence of the write-off of a portion of the deferred financing costs associated with the Company's former credit facility recorded in the prior year period.
Income taxes
Income tax expense attributable to continuing operations for the six months ended December 31, 2016 of $52,737 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $9,594. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $3,942, a tax return to book provision adjustment in connection with the filing of the Company's federal, state and local income tax returns of $209 and other items of $430.
Income tax expense attributable to continuing operations for the six months ended December 31, 2015 of $29,305 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to a reduction in state tax rates used to value deferred taxes resulting from the Distribution of $16,941 and the tax benefits related to the domestic production activities deduction of $2,764. These decreases were partially offset by an increase in state tax rates used to value deferred taxes resulting from the filing of the Company’s state and local income tax returns of $4,489, state and local income taxes (net of federal benefit) of $7,731 and other items of $151.
Adjusted operating income
The Company has presented the components that reconcile adjusted operating income to operating income, a GAAP measure.

	Six Months Ended		Increase (Decrease) in AOI
	December 31,
	2016	2015
Operating income	$154,306	$115,171	$39,135
Share-based compensation	5,049	6,899	(1,850)
Depreciation and amortization	5,158	7,770	(2,612)
Adjusted operating income	$164,513	$129,840	$34,673
Adjusted operating income for the six months ended December 31, 2016 increased $34,673, or 27%, to $164,513 as compared with the prior year period primarily due to (as discussed above) lower selling, general and administrative expenses and, to a lesser extent, higher revenues and lower direct operating expenses.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our $250,000 revolving credit facility with a syndicate of lenders, which was undrawn as of December 31, 2016 (see “Financing Agreements - Senior Secured Credit Facilities” below). Our principal uses of cash include working capital-related items, capital spending, taxes and debt service. The Company's use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources and the timing of cash flow generation.
We believe we have sufficient liquidity, including approximately $185,000 in cash and cash equivalents as of December 31, 2016, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows to fund our business operations and service our outstanding term loan (see “Financing Agreements - Senior Secured Credit Facilities” below) over the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
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

The Credit Agreement provides MSGN L.P. with senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of: (a) an initial $1,550,000 term loan facility (the “Term Loan Facility”) and (b) a $250,000 revolving credit facility (the “Revolving Credit Facility”), each with a term of five years. In connection with the Distribution, $1,450,000 of the proceeds from the Term Loan Facility was contributed to MSG immediately following the closing of the Senior Secured Credit Facilities. The remainder of the proceeds from the Term Loan Facility were used by MSGN L.P. to pay for certain fees and expenses associated with the Distribution and the Senior Secured Credit Facilities and the balance was designated for use to fund working capital needs and other general corporate purposes of MSGN L.P. The Revolving Credit Facility was undrawn as of December 31, 2016 and is available to fund working capital needs and other general corporate purposes of MSGN L.P. Up to $35,000 of the Revolving Credit Facility is available for the issuance of letters of credit.

The Credit Agreement generally requires the Holding Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from and after October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of December 31, 2016, the Holding Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2016, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. The Company has made principal payments aggregating $91,250 through December 31, 2016, which reduced the principal amount of the initial Term Loan Facility for subsequent amortization. The Term Loan Facility amortizes quarterly in accordance with its terms from December 31, 2016 through June 30, 2020 with a final maturity date on September 28, 2020.

In addition to the financial covenants discussed above, the Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Credit Agreement contains certain restrictions on the ability of the Holding Entities and MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) changing their lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating;

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

Cash Flow Discussion
Operating Activities from continuing operations
Net cash provided by operating activities from continuing operations for the six months ended December 31, 2016 decreased by $17,836 to $101,024 as compared with the prior year period. This decrease is primarily driven by an increase in income taxes paid and, to a lesser extent, an unfavorable working capital adjustment as compared with the prior year period. These declines were partially offset by an increase in income from continuing operations before income taxes as compared with the prior year period. The unfavorable working capital adjustment primarily represents the absence of a prior period positive working capital contribution relating to the timing of the fiscal 2016 rights payments to MSG under the Knicks and Rangers media rights agreements which was partially offset by other items, including the timing of certain receipts.
Investing Activities from continuing operations
Net cash used in investing activities from continuing operations for the six months ended December 31, 2016 increased by $292 to $2,242 as compared with the prior year period due to higher capital expenditures in the current year period.
Financing Activities from continuing operations
Net cash used in financing activities from continuing operations for the six months ended December 31, 2016 decreased by $1,322 to $32,254 as compared with the prior year period primarily due to the cash distributed with MSG in connection with the Distribution and, to a lesser extent, the impact of cash used in the prior year period for repurchases of the Company’s Class A Common Stock under a share repurchase program which was terminated effective as of the Distribution Date and other net decreases. These decreases in net cash used in financing activities from continuing operations were largely offset by the proceeds from the Term Loan Facility received in the prior year period and principal payments on our Term Loan Facility during the current year period.

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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230 to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted and the retrospective approach required. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, which will effect various areas of accounting including, but not limited to, goodwill and consolidation. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted. The standard is to be applied prospectively. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit. The amended guidance also eliminates the requirement for any reporting unit with a zero or a negative carrying amount to perform a qualitative assessment and will require disclosure of the amount of goodwill allocated to each reporting unit with a zero or a negative carrying amount of net assets. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard is to be applied prospectively. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill performed during the first quarter of fiscal year 2017. There have been no material changes to the Company's critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2016.
Goodwill
The goodwill balance reported on the Company's balance sheet as of December 31, 2016 is $424,508. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. After giving effect to the Distribution, the Company has one reporting unit for evaluating goodwill impairment. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit.
During the first quarter of fiscal year 2017, the Company performed its annual impairment test of goodwill. The Company elected to perform the qualitative assessment of impairment. This assessment considered factors such as:

•	Macroeconomic conditions;

•	Industry and market considerations;

•	Cost factors;

•	Overall financial performance;

•	Other relevant company-specific factors such as changes in management, strategy or customers; and

•	Relevant specific events such as changes in the carrying amount of net assets.
Based on this impairment test, there was no impairment of goodwill identified.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures on this matter made in the Company's Annual Report on Form 10-K for the year ended June 30, 2016.
Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

In addition, no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 or 15d-15 of the Exchange Act) occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
 Item 6. Exhibits

(a)	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Employment Agreement, dated September 16, 2016 between James L. Dolan and MSG Networks Inc.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of February, 2017.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer