Form 10-Q
period 2017-03-31
MSG NETWORKS INC.
filed 2017-05-05
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 28, 2017:

Class A Common Stock par value $0.01 per share	—	61,490,056
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2017	June 30, 2016
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$176,670	$119,568
Accounts receivable, net	105,955	101,427
Net related party receivable	31,488	15,492
Prepaid income taxes	19,576	28,384
Prepaid expenses	9,061	13,188
Other current assets	2,345	3,053
Total current assets	345,095	281,112
Property and equipment, net	11,342	14,154
Amortizable intangible assets, net	41,528	44,123
Goodwill	424,508	424,508
Other assets	41,960	42,645
Total assets	$864,433	$806,542
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,011	$2,043
Net related party payable	5,702	4,302
Current portion of long-term debt	72,414	64,914
Income taxes payable	32,125	8,662
Accrued liabilities:
Employee related costs	11,906	10,340
Other accrued liabilities	20,973	15,991
Deferred revenue	5,578	6,143
Total current liabilities	149,709	112,395
Long-term debt, net of current portion	1,308,535	1,412,845
Defined benefit and other postretirement obligations	31,121	31,827
Other employee related costs	3,913	5,550
Related party payable	—	1,710
Other liabilities	5,490	5,612
Deferred tax liability	352,710	356,561
Total liabilities	1,851,478	1,926,500
Commitments and contingencies (see Note 8)
Stockholders' Deficiency:
Class A Common stock, par value $0.01, 360,000 shares authorized; 61,490 and 61,354 shares outstanding as of March 31, 2017 and June 30, 2016, respectively	643	643
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of March 31, 2017 and June 30, 2016	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	5,044	—
Treasury stock, at cost, 2,769 and 2,905 shares as of March 31, 2017 and June 30, 2016, respectively	(199,300)	(207,796)
Accumulated deficit	(786,230)	(905,352)
Accumulated other comprehensive loss	(7,338)	(7,589)
Total stockholders' deficiency	(987,045)	(1,119,958)

Total liabilities and stockholders' deficiency	$864,433	$806,542
See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenues (including related party revenues of $0 and $42,142 for the three months ended March 31, 2017 and 2016, respectively, and $0 and $124,264 for the nine months ended March 31, 2017 and 2016, respectively)	$183,247	$179,596	$512,471	$497,674

Direct operating expenses (including related party expenses of $36,579 and $34,828 for the three months ended March 31, 2017 and 2016, respectively, and $106,748 and $103,101 for the nine months ended March 31, 2017 and 2016, respectively)	75,687	73,329	206,697	204,978
Selling, general and administrative expenses (including related party expenses of $8,145 and $9,761 for the three months ended March 31, 2017 and 2016, respectively, and $17,707 and $21,088 for the nine months ended March 31, 2017 and 2016, respectively)	21,930	19,578	60,680	83,066
Depreciation and amortization	2,576	2,602	7,734	10,372
Operating income	83,054	84,087	237,360	199,258
Other income (expense):
Interest income	741	687	2,017	1,771
Interest expense	(10,204)	(10,491)	(29,433)	(22,060)
	(9,463)	(9,804)	(27,416)	(20,289)
Income from continuing operations before income taxes	73,591	74,283	209,944	178,969
Income tax expense	(29,436)	(29,573)	(82,173)	(58,878)
Income from continuing operations	44,155	44,710	127,771	120,091
Loss from discontinued operations, net of taxes	—	(40)	(120)	(161,194)
Net income (loss)	$44,155	$44,670	$127,651	$(41,103)
Earnings (loss) per share:
Basic
Income from continuing operations	$0.59	$0.60	$1.70	$1.60
Loss from discontinued operations	—	—	—	(2.15)
Net income (loss)	$0.59	$0.60	$1.70	$(0.55)
Diluted
Income from continuing operations	$0.58	$0.59	$1.69	$1.59
Loss from discontinued operations	—	—	—	(2.13)
Net income (loss)	$0.58	$0.59	$1.69	$(0.54)
Weighted-average number of common shares outstanding:
Basic	75,264	75,037	75,194	75,173
Diluted	75,643	75,353	75,505	75,544

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income (loss)	$44,155	$44,670	$127,651	$(41,103)
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized losses arising during the period	$—	$—	$—	$(602)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	175	132	525	633
Amortization of net prior service credit included in net periodic benefit cost	(6)	(11)	(18)	(39)
Settlement gain	—	—	(74)	—
Other comprehensive income (loss) before income taxes	169	121	433	(8)
Income tax expense related to items of other comprehensive income (loss)	(71)	(50)	(182)	(577)
Other comprehensive income (loss)	98	71	251	(585)
Comprehensive income (loss)	$44,253	$44,741	$127,902	$(41,688)

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended
	March 31,
	2017	2016
Cash flows from operating activities from continuing operations:
Net income (loss)	$127,651	$(41,103)
Loss from discontinued operations, net of taxes	120	161,194
Income from continuing operations	127,771	120,091
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	7,734	10,372
Amortization of deferred financing costs	2,253	2,483
Share-based compensation expense	7,438	7,976
Excess tax benefit on share-based awards	—	(4,735)
Provision for doubtful accounts	(206)	608
Change in assets and liabilities:
Accounts receivable, net	(4,322)	8,018
Net related party receivable	(15,840)	(24,825)
Prepaid expenses and other assets	5,207	14,534
Accounts payable	(1,032)	(10,370)
Net related party payable, including payable to MSG	(287)	13,134
Prepaid/payable for income taxes	32,115	45,545
Accrued and other liabilities	5,440	(13,223)
Deferred revenue	(565)	907
Deferred income taxes	(4,033)	(9,235)
Net cash provided by operating activities from continuing operations	161,673	161,280
Cash flows from investing activities from continuing operations:
Capital expenditures	(2,576)	(2,458)
Net cash used in investing activities from continuing operations	(2,576)	(2,458)
Cash flows from financing activities from continuing operations:
Proceeds from Term Loan Facility (see Note 7)	—	1,550,000
Principal repayments on Term Loan Facility (see Note 7)	(98,750)	(50,000)
Cash distributed with MSG	—	(1,467,093)
Payments for financing costs	—	(9,860)
Proceeds from stock option exercises	2	1,002
Repurchases of common stock	—	(100,027)
Taxes paid in lieu of shares issued for equity-based compensation	(2,271)	(11,114)
Excess tax benefit on share-based awards	—	4,735
Net cash used in financing activities from continuing operations	(101,019)	(82,357)
Net cash provided by continuing operations	58,078	76,465

Cash flows of discontinued operations:
Net cash used in operating activities	(976)	(115,685)
Net cash used in investing activities	—	(68,410)
Net cash used in financing activities	—	—
Net cash used in discontinued operations	(976)	(184,095)
Net increase (decrease) in cash and cash equivalents	57,102	(107,630)
Cash and cash equivalents at beginning of period, including cash in both continuing operations and discontinued operations	119,568	218,685
Cash and cash equivalents at end of period	$176,670	$111,055

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2016	$779	$—	$(207,796)	$(905,352)	$(7,589)	$(1,119,958)
Net income	—	—	—	127,651	—	127,651
Other comprehensive income	—	—	—	—	251	251
Comprehensive income						127,902
Exercise of stock options	—	(57)	59	—	—	2
Share-based compensation	—	7,438	—	—	—	7,438
Tax withholding associated with shares issued for equity-based compensation	—	(1,793)	(423)	(55)	—	(2,271)
Shares issued upon distribution of Restricted Stock Units	—	(544)	8,860	(8,316)	—	—
Adjustments related to the transfer of certain liabilities as a result of the Distribution	—	—	—	(158)	—	(158)
Balance as of March 31, 2017	$779	$5,044	$(199,300)	$(786,230)	$(7,338)	$(987,045)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2015	$779	$1,084,002	$(143,250)	$807,563	$(25,572)	$1,723,522
Net loss	—	—	—	(41,103)	—	(41,103)
Other comprehensive loss	—	—	—	—	(585)	(585)
Comprehensive loss						(41,688)
Exercise of stock options	—	(4,633)	10,200	(4,565)	—	1,002
Share-based compensation	—	8,830	—	—	—	8,830
Tax withholding associated with shares issued for equity-based compensation	—	(11,114)	—	—	—	(11,114)
Excess tax benefit on share-based awards	—	8,586	—	(3,851)	—	4,735
Repurchases of common stock	—	—	(100,027)	—	—	(100,027)
Shares issued upon distribution of Restricted Stock Units	—	(16,626)	20,075	(3,449)	—	—
Distribution of The Madison Square Garden Company	—	(1,067,555)	—	(1,705,189)	20,406	(2,752,338)
Balance as of March 31, 2016	$779	$1,490	$(213,002)	$(950,594)	$(5,751)	$(1,167,078)

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
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (formerly MSG Spinco, Inc., and referred to herein as “MSG”) (the “Distribution”). MSG owns, directly or indirectly, the sports and entertainment businesses previously owned and operated by the Company's sports and entertainment segments, owns, leases or operates the arenas and other venues previously owned, leased or operated by the Company and owns the joint venture interests previously owned by the Company. In the Distribution, each holder of the Company’s Class A common stock, par value $0.01 per share ("Class A Common Stock"), of record as of the close of business, New York City time, on September 21, 2015 (the “Record Date”), received one share of MSG Class A common stock, par value $0.01 per share, for every three shares of the Company’s Class A Common Stock held on the Record Date. Each holder of the Company’s Class B common stock, par value $0.01 per share ("Class B Common Stock"), of record as of the Record Date received one share of MSG Class B common stock, par value $0.01 per share, for every three shares of the Company's Class B Common Stock held on the Record Date. Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting and the historical financial results of MSG have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the Distribution Date.
After giving effect to the Distribution, the Company operates and reports financial information in one segment. Substantially all revenues and assets of the Company are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2016. The financial statements as of March 31, 2017 and for the three and nine months ended March 31, 2017 and 2016 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amount of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes several aspects of accounting for share-based payment transactions. This standard was early adopted by the Company in the first quarter of fiscal year 2017. The adoption of this standard resulted in: (i) all excess tax benefits and tax deficiencies being recognized in the income statement, rather than additional paid-in capital, on a prospective basis (ii) excess tax benefits or tax deficiencies no longer being classified on the Consolidated Statement of Cash Flows as a financing activity, on a prospective basis (as such prior period amounts have not been adjusted) and (iii) the Company’s election to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period, on a modified retrospective basis. There was no material impact to the financial statements as a result of this adoption.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit. The amended guidance also eliminates the requirement for any reporting unit with a zero or a negative carrying amount to perform a qualitative assessment and will require disclosure of the amount of goodwill allocated to each reporting unit with a zero or a negative carrying amount of net assets. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard is to be applied prospectively. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires: (i) presentation of the service cost

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

component of net periodic benefit cost within the same line item as other compensation costs arising from services rendered by relevant employees during the period, and (ii) the non-service cost components of net periodic benefit cost to be presented separately in the income statement from the service cost component and not be included in the subtotal for operating income. In addition, only the service cost component is eligible to be capitalized into an asset. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted at the beginning of an annual period for which financial statements have not been issued. The standard is to be applied retrospectively, except for the change to the capitalization guidelines, which is to be applied prospectively. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 3. Discontinued Operations
As a result of the Distribution, the results of the Company’s MSG operations through the Distribution Date, as well as transaction costs related to the Distribution, have been classified in the consolidated statements of operations as discontinued operations for all periods presented. No gain or loss was recognized in connection with the Distribution. Operating results of discontinued operations for the three and nine months ended March 31, 2017 and 2016 are summarized below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenues (a)	$—	$—	$—	$150,381
Direct operating expenses	—	—	—	71,320
Selling, general and administrative expenses	—	40	120	57,864
Depreciation and amortization	—	—	—	23,772
Operating loss	—	(40)	(120)	(2,575)
Equity in earnings of equity-method investments	—	—	—	2,679
Interest income	—	—	—	635
Interest expense	—	—	—	(540)
Income (loss) from discontinued operations before income taxes	—	(40)	(120)	199
Income tax expense	—	—	—	(161,393)
Loss from discontinued operations, net of taxes	$—	$(40)	$(120)	$(161,194)

(a)
Includes rights fees for New York Knicks (“Knicks”) and New York Rangers (“Rangers”) programming prior to the Distribution Date, which were previously eliminated in consolidation. However, the pre-Distribution Date amounts are presented as revenues in the loss from discontinued operations line with the offsetting expense in direct operating expenses, within continuing operations, in the accompanying consolidated statement of operations for the nine months ended March 31, 2016.

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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Weighted-average number of shares for basic EPS	75,264	75,037	75,194	75,173
Dilutive effect of shares issuable under share-based compensation plans	379	316	311	371
Weighted-average number of shares for diluted EPS	75,643	75,353	75,505	75,544
Anti-dilutive shares	—	—	211	—
Note 5. Goodwill and Intangible Assets
During the first quarter of fiscal year 2017, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified.
The Company's intangible assets subject to amortization are as follows:

	March 31, 2017	June 30, 2016
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(41,516)	(38,921)
	$41,528	$44,123

Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets for continuing operations was $865 for the three months ended March 31, 2017 and 2016, respectively, and $2,595 for the nine months ended March 31, 2017 and 2016, respectively.

Note 6. Property and Equipment
As of March 31, 2017 and June 30, 2016, property and equipment consisted of the following assets:

	March 31, 2017	June 30, 2016
Equipment	$47,171	$44,508
Furniture and fixtures	1,746	1,744
Leasehold improvements	19,633	19,561
Construction in progress	518	966
	69,068	66,779
Less accumulated depreciation and amortization	(57,726)	(52,625)
	$11,342	$14,154
Depreciation and amortization expense on property and equipment was $1,711 and $1,737 for the three months ended March 31, 2017 and 2016, respectively, and $5,139 and $7,777 for the nine months ended March 31, 2017 and 2016, respectively, which for the fiscal 2016 first quarter included depreciation expense on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not qualify for discontinued operations reporting.
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
The Credit Agreement generally requires the Holding Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from and after October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of March 31, 2017, the Holding Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2017, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. The Company has made principal payments aggregating $160,000 through March 31, 2017, including a voluntary payment of $50,000 made in the third quarter of fiscal year 2017. The Term Loan Facility amortizes quarterly in accordance with its terms from March 31, 2017 through June 30, 2020 with a final maturity date on September 28, 2020.
As of March 31, 2017, the principal repayments required under the Term Loan Facility are as follows:

Remainder of fiscal year ending June 30, 2017	$18,750
Fiscal year ending June 30, 2018	75,000
Fiscal year ending June 30, 2019	75,000
Fiscal year ending June 30, 2020	114,375
Fiscal year ending June 30, 2021	1,106,875
$1,390,000
All obligations under the Credit Agreement are guaranteed by the Holdings Entities and MSGN L.P.’s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries (the “Subsidiary Guarantors,” and together with the Holdings Entities, the “Guarantors”). All obligations under the Credit Agreement, including the guarantees of those obligations, are secured by certain assets of MSGN L.P. and each Guarantor (collectively, “Collateral”), including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the Holdings Entities and the equity interests in each Subsidiary Guarantor held directly or indirectly by MSGN L.P. Subject to customary notice and minimum amount conditions, MSGN L.P. may voluntarily prepay outstanding loans under the Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurodollar loans). MSGN L.P. is

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

required to make mandatory prepayments in certain circumstances, including without limitation from the net cash proceeds of certain sales of assets (including Collateral) or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.
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
The Company is amortizing its deferred financing costs on a straight-line basis over the five-year term of the Senior Secured Credit Facilities which approximates the effective interest method. The following table summarizes the presentation of the Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheets as of March 31, 2017 and June 30, 2016:

	Term Loan Facility	Deferred Financing Costs	Total
March 31, 2017
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,315,000	(6,465)	1,308,535
Total	$1,390,000	$(9,051)	$1,380,949
June 30, 2016
Current portion of long-term debt	$67,500	$(2,586)	$64,914
Long-term debt, net of current portion	1,421,250	(8,405)	1,412,845
Total	$1,488,750	$(10,991)	$1,477,759

In addition, the Company has deferred financing costs related to the Revolving Credit Facility recorded in the accompanying consolidated balance sheets as summarized in the following table:

	March 31, 2017	June 30, 2016

Other current assets	$417	$417
Other assets	1,043	1,356

The Company made interest payments under the Credit Agreement of $27,129 and $18,830 during the nine months ended March 31, 2017 and 2016, respectively.
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
Note 9. Fair Value Measurements
The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs are developed using market data, such as publicly available information about actual events or transactions, and reflect the assumptions that market participants would use when pricing the asset or liability. Unobservable inputs are inputs for which market data is not available and that are developed using the best information available about the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy consists of the following three levels:

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

The following table presents for each of these hierarchy levels, the Company's assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
March 31, 2017
Assets:
Money market accounts	$42,059	$—	$—	$42,059
Time deposits	126,291	—	—	126,291
Total assets measured at fair value	$168,350	$—	$—	$168,350
June 30, 2016
Assets:
Money market accounts	$68,591	$—	$—	$68,591
Time deposits	50,977	—	—	50,977
Total assets measured at fair value	$119,568	$—	$—	$119,568
Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company's money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company's long-term debt (see Note 7) was approximately $1,383,050 as of March 31, 2017. The Company's long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Components of net periodic benefit cost for the MSG Networks Plans, MSG Pension Plans and Postretirement Plan recognized in direct operating expenses, selling, general and administrative expenses and loss from discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost	$133	$114	$18	$21
Interest cost	332	438	25	41
Expected return on plan assets	(106)	(110)	—	—
Recognized actuarial loss (a)	175	132	—	—
Amortization of unrecognized prior service credit (a)	—	—	(6)	(11)
Net periodic benefit cost	$534	$574	$37	$51

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost	$399	$1,856	$54	$89
Interest cost	996	3,001	75	164
Expected return on plan assets	(318)	(1,070)	—	—
Recognized actuarial loss (a)	525	633	—	—
Amortization of unrecognized prior service cost (credit) (a)	—	14	(18)	(53)
Settlement gain (a)	(74)	—	—	—
Net periodic benefit cost	$1,528	$4,434	$111	$200
(a) Reflects amounts reclassified from accumulated other comprehensive loss.
Amounts presented in the table above include net periodic benefit cost related to continuing operations and discontinued operations as noted in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Continuing operations	$571	$625	$1,639	$2,671
Discontinued operations	—	—	—	1,963
Total Net Periodic Benefit Cost	$571	$625	$1,639	$4,634
In addition, prior to the Distribution, the Company sponsored the MSG Holdings, L.P. 401(k) Savings Plan (the "MSG Savings Plan") and the MSG Holdings, L.P. Excess Savings Plan ("Excess Savings Plan"). As a result of the Distribution, the MSG Savings Plan was amended to (i) transfer sponsorship of the plan to MSG, and (ii) become a multiple employer plan in which both MSG and the Company will continue to participate. Pursuant to the Employee Matters Agreement, liabilities relating to current MSG employees who were active participants in the Company's Excess Savings Plan have been transferred to MSG. The Excess Savings Plan has been renamed the MSGN Holdings, L.P. Excess Savings Plan (together with the MSG Savings Plan, the "Savings Plans"). Expenses related to the Savings Plans included in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Continuing operations	$191	$251	$590	$653
Discontinued operations	—	—	—	652
Total Savings Plan Expense	$191	$251	$590	$1,305

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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $2,389 and $1,077 for the three months ended March 31, 2017 and 2016, respectively, and $7,438 and $7,976 for the nine months ended March 31, 2017 and 2016, respectively. Share-based compensation expense for discontinued operations was $808 for the nine months ended March 31, 2016.

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

Restricted Share Units Award Activity

The following table summarizes activity relating to holders (including Company and MSG employees) of the Company's RSUs for the nine months ended March 31, 2017:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance, June 30, 2016	321	431	$38.57
Granted	442	262	19.27
Vested	(195)	(103)	38.27
Forfeited	(32)	(14)	37.35
Unvested award balance, March 31, 2017	536	576	$26.46
The RSUs granted during the nine months ended March 31, 2017 included 476 RSUs that are subject to three-year ratable vesting, 169 RSUs subject to three-year cliff vesting, and 59 RSUs granted under the Non-Employee Director Plan which vested upon date of grant. RSUs granted under the Employee Stock Plan and Non-Employee Director Plan will settle in shares of the Company's Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. RSU's granted under the Non-Employee Director Plan will settle on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death.
The fair value of RSUs that vested during the nine months ended March 31, 2017 was $5,601. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company's treasury shares. To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 125 of these RSUs, with an aggregate value of $2,271, were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the nine months ended March 31, 2017.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 12. Related Party Transactions

As of March 31, 2017, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company's outstanding Class B Common Stock and own approximately 2.4% of the Company's outstanding Class A Common Stock. Such shares of the Company's Class A Common Stock and Class B Common Stock, collectively, represent approximately 69.6% of the aggregate voting power of the Company's outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG and AMC Networks Inc. ("AMC Networks").

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
The Company's media rights agreements with the Knicks and the Rangers, effective as of July 1, 2015, provide the Company with exclusive media rights to team games in their local markets. Prior to the Distribution, these rights fees were eliminated in consolidation; however the amounts recorded prior to the Distribution are presented as revenues in the loss from discontinued operations line with the offsetting expense in direct operating expenses within continuing operations in the accompanying consolidated statement of operations. Rights fees included in the accompanying consolidated statements of operations for the three months ended March 31, 2017 and 2016 were $34,720 and $32,906, respectively, and $101,557 and $98,206 for the nine months ended March 31, 2017 and 2016, respectively.
Origination, master control and technical services
AMC Networks provides certain origination, master control and technical services to the Company. Amounts charged to the Company for the three months ended March 31, 2017 and 2016 were $1,565 and $1,508, respectively, and $4,556 and $4,384 for the nine months ended March 31, 2017 and 2016, respectively.
Commission
The Company entered into an advertising sales representation agreement with MSG, which has a seven year term, pursuant to which MSG has the exclusive right and obligation to sell certain advertising availabilities on our behalf for a commission. All of the Company's advertising sales personnel were transferred to MSG in connection with the Distribution. The amount charged to the Company for the three months ended March 31, 2017 and 2016 was $6,067 and $5,861, respectively, and for the nine months ended March 31, 2017 and 2016 was $11,661 and $11,359, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Other operating expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. In addition, pursuant to the TSA, the Company outsources certain business functions to MSG. These services include information technology, accounting, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. Net amounts charged to the Company pursuant to the TSA, for expenses associated with executive office space and certain support costs, and for other related party transactions amounted to $2,372 and $1,889 for the three months ended March 31, 2017 and 2016, respectively and $6,681 and $2,446 for the nine months ended March 31, 2017 and 2016, respectively.
Related party transactions with Cablevision Systems Corporation
Prior to June 21, 2016, members of the Dolan family were also the controlling stockholders of Cablevision Systems Corporation ("Cablevision"). On June 21, 2016, Cablevision was acquired by a subsidiary of Altice N.V. and a change in control occurred which resulted in members of the Dolan family no longer being controlling stockholders of Cablevision (now known as Altice USA). Accordingly, Altice USA is not a related party of the Company. Revenues (primarily from the distribution of programming networks to subsidiaries of Cablevision) and operating expenses that relate to Cablevision prior to its sale, included in continuing operations in the accompanying consolidated statements of operations for the three months ended March 31, 2016 were $42,136 and $2,425, respectively, and for the nine months ended March 31, 2016 were $123,583 and $7,794, respectively.

Related party transactions included in discontinued operations
Related party transactions included in loss from discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2016 include operating expenses charged by related parties of $40. Related party transactions included in loss from discontinued operations in the accompanying consolidated statement of operations for the nine months ended March 31, 2016, include the following: (i) revenues from related parties of $33,559, (ii) operating expenses charged by related parties of $1,004, (iii) interest income from nonconsolidated affiliates of $635, and (iv) equity in earnings of equity-method investments of $2,679.
Note 13. Income Taxes
Income tax expense attributable to continuing operations for the three months ended March 31, 2017 of $29,436 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $5,384 and other items of $683. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $2,388.
Income tax expense attributable to continuing operations for the three months ended March 31, 2016 of $29,573 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $5,485 and other items of $28. These increases were partially offset by the tax benefits related to the domestic production activities deduction of $1,939.
Income tax expense attributable to continuing operations for the nine months ended March 31, 2017 of $82,173 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $14,978 and other items of $253. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $6,330, and a tax return to book provision adjustment in connection with the filing of the Company's federal, state and local income tax returns of $209.
Income tax expense attributable to continuing operations for the nine months ended March 31, 2016 of $58,878 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to a reduction in state tax rates used to value deferred taxes resulting from the Distribution of $16,941 and the tax benefits related to the domestic production activities deduction of $4,703. These decreases were partially offset by an increase in state tax rates used to value deferred taxes resulting from the filing of the Company’s state and local income tax returns of $4,489, state and local income taxes (net of federal benefit) of $13,216 and other items of $179.

During the nine months ended March 31, 2017 and 2016, income taxes paid (net) by the Company were $54,053 and $142,430, respectively. The income taxes paid for the nine months ended March 31, 2016 include approximately $120,000 which is

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

reflected in net cash used in operating activities of discontinued operations in the accompanying consolidated statement of cash flows. The income tax payments classified in net cash used in operating activities of discontinued operations primarily reflect a one-time payment related to certain historical activities of our former subsidiary, MSG, and other offsetting items.

During the third quarter of fiscal year 2017, the Internal Revenue Service concluded its fieldwork on the audit of the Company’s federal income tax returns as filed for the tax year ended December 31, 2013. The audit is expected to result in an immaterial adjustment.
The Company was notified during the third quarter of fiscal year 2017 that the City of New York was commencing an examination of the New York City income tax returns as filed for the tax years ended December 31, 2013 and 2014. The examination has not yet begun. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
Note 14. Concentration of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of March 31, 2017 and June 30, 2016 include amounts due from the following individual non-affiliated customers, which accounted for the noted percentages of the gross balance:

	March 31, 2017	June 30, 2016
Customer A	26%	25%
Customer B	25%	26%
Customer C	23%	22%
Customer D	14%	14%
Revenues from continuing operations in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Customer 1	23%	23%	25%	25%
Customer 2	22%	23%	23%	23%
Customer 3	20%	19%	20%	20%
Customer 4	10%	10%	10%	10%
The accompanying consolidated balance sheets as of March 31, 2017 and June 30, 2016 include the following approximate amounts that are recorded in connection with the Company's license agreement with the New Jersey Devils:

Reported in	March 31, 2017	June 30, 2016
Prepaid expenses	$3,000	$1,000
Other current assets	2,000	2,000
Other assets	41,000	41,000
	$46,000	$44,000

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

All dollar amounts included in the following MD&A are presented in thousands, except per share data or as otherwise noted.
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
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (formerly MSG Spinco, Inc., and referred to herein as “MSG”) (the “Distribution”). MSG owns, directly or indirectly, the sports and entertainment businesses previously owned and operated by the Company's sports and entertainment segments, owns, leases or operates the arenas and other venues previously owned, leased or operated by the Company and owns the joint venture interests previously owned by the Company. In the Distribution, each holder of the Company’s Class A common stock, par value $0.01 per share ("Class A Common Stock"), of record as of the close of business, New York City time, on September 21, 2015 (the “Record Date”), received one share of MSG Class A common stock, par value $0.01 per share, for every three shares of the Company’s Class A Common Stock held on the Record Date. Each holder of the Company’s Class B common stock, par value $0.01 per share ("Class B Common Stock"), of record as of the Record Date received one share of MSG Class B common stock, par value $0.01 per share, for every three shares of the Company's Class B Common Stock held on the Record Date. Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting and the historical financial results of MSG have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the Distribution Date.
After giving effect to the Distribution, the Company operates and reports financial information in one segment.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited results of operations for the three and nine months ended March 31, 2017 as compared with the three and nine months ended March 31, 2016.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the nine months ended March 31, 2017 as compared with the nine months ended March 31, 2016, as well as certain contractual obligations.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses recently issued accounting pronouncements not yet adopted, as well as the results of the Company's annual impairment testing of goodwill performed during the first quarter of fiscal year 2017. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2016 under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements of the Company included therein.

Results of Operations
Comparison of the Three Months Ended March 31, 2017 versus the Three Months Ended March 31, 2016
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended March 31,				Increase (Decrease) in Net Income
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$183,247	100%	$179,596	100%	$3,651

Direct operating expenses	75,687	41%	73,329	41%	(2,358)
Selling, general and administrative expenses	21,930	12%	19,578	11%	(2,352)
Depreciation and amortization	2,576	1%	2,602	1%	26
Operating income	83,054	45%	84,087	47%	(1,033)
Other income (expense):
Interest income	741	NM	687	NM	54
Interest expense	(10,204)	(6)%	(10,491)	(6)%	287
	(9,463)	(5)%	(9,804)	(5)%	341
Income from continuing operations before income taxes	73,591	40%	74,283	41%	(692)
Income tax expense	(29,436)	(16)%	(29,573)	(16)%	137
Income from continuing operations	44,155	24%	44,710	25%	(555)
Loss from discontinued operations, net of taxes	—	NM	(40)	NM	40
Net income	$44,155	24%	$44,670	25%	$(515)
_________________
NM – Percentage is not meaningful
Revenues
Revenues for the three months ended March 31, 2017 increased $3,651, or 2%, to $183,247 as compared with the prior year period. The net increase was attributable to the following:

Increase in affiliation fee revenue	$3,788
Decrease in advertising revenue	(331)
Other net increases	194
$3,651
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single-digit percentage decrease in subscribers as compared with the prior year period and the absence of the impact of a favorable affiliate adjustment recorded in the prior year period.
The decrease in advertising revenue was primarily due to a higher net increase in deferred revenue related to ratings guarantees, partially offset by increased sales from the telecast of live professional sports programming, as compared with the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2017 increased $2,358, or 3%, to $75,687 as compared with the prior year period primarily due to higher rights fees expense of $2,993, partially offset by other programming-related cost decreases of $635.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2017 increased $2,352, or 12%, to $21,930 as compared with the prior year period primarily due to higher employee compensation and related benefits, partially offset by other net decreases.
Operating income
Operating income for the three months ended March 31, 2017 decreased $1,033, or 1%, to $83,054 as compared with the prior year period primarily due to (as discussed above) higher direct operating expenses and selling, general and administrative expenses (including share-based compensation expense), partially offset by higher revenues.
Interest expense
Interest expense for the three months ended March 31, 2017 decreased $287, or 3%, to $10,204 as compared with the prior year period primarily due to a lower average principal balance under the Term Loan Facility in the fiscal year 2017 third quarter, partially offset by higher interest rates.
Income taxes
Income tax expense attributable to continuing operations for the three months ended March 31, 2017 of $29,436 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $5,384 and other items of $683. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $2,388.
Income tax expense attributable to continuing operations for the three months ended March 31, 2016 of $29,573 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $5,485 and other items of $28. These increases were partially offset by the tax benefits related to the domestic production activities deduction of $1,939.
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

	Three Months Ended		Increase (Decrease) in AOI
	March 31,
	2017	2016
Operating income	$83,054	$84,087	$(1,033)
Share-based compensation	2,389	1,077	1,312
Depreciation and amortization	2,576	2,602	(26)
Adjusted operating income	$88,019	$87,766	$253
Adjusted operating income for the three months ended March 31, 2017 increased $253, or less than 1%, to $88,019 as compared with the prior year period primarily due to (as discussed above) higher revenues, partially offset by higher direct operating expenses and selling, general and administrative expenses (excluding share-based compensation expense).

Comparison of the Nine Months Ended March 31, 2017 versus the Nine Months Ended March 31, 2016
Consolidated Results of Operations
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Nine Months Ended March 31,				Increase (Decrease) in Net Income
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$512,471	100%	$497,674	100%	$14,797

Direct operating expenses	206,697	40%	204,978	41%	(1,719)
Selling, general and administrative expenses	60,680	12%	83,066	17%	22,386
Depreciation and amortization	7,734	2%	10,372	2%	2,638
Operating income	237,360	46%	199,258	40%	38,102
Other income (expense):
Interest income	2,017	NM	1,771	NM	246
Interest expense	(29,433)	(6)%	(22,060)	(4)%	(7,373)
	(27,416)	(5)%	(20,289)	(4)%	(7,127)
Income from continuing operations before income taxes	209,944	41%	178,969	36%	30,975
Income tax expense	(82,173)	(16)%	(58,878)	(12)%	(23,295)
Income from continuing operations	127,771	25%	120,091	24%	7,680
Loss from discontinued operations, net of taxes	(120)	NM	(161,194)	(32)%	161,074
Net income (loss)	$127,651	25%	$(41,103)	(8)%	$168,754
_________________
NM – Percentage is not meaningful
For the nine months ended March 31, 2016, the reported financial results of the Company reflect the fiscal 2016 first quarter results of the sports and entertainment businesses of MSG as discontinued operations. In addition, results from continuing operations for the first quarter of fiscal year 2016 include certain corporate overhead expenses that the Company did not incur during the nine months ended March 31, 2017 and does not expect to incur in future periods, but which did not meet the criteria for inclusion in discontinued operations.
Revenues
Revenues for the nine months ended March 31, 2017 increased $14,797, or 3%, to $512,471 as compared with the prior year period. The net increase was attributable to the following:

Increase in affiliation fee revenue	$13,893
Increase in advertising revenue	1,242
Other net decreases	(338)
$14,797
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single-digit percentage decrease in subscribers as compared with the prior year period and, to a lesser extent, the absence of the impact of a favorable affiliate adjustment recorded in the prior year period.
The increase in advertising revenue was primarily due to a higher net decrease in deferred revenue related to ratings guarantees as compared with the prior year period.

Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2017 increased $1,719, or 1%, to $206,697 as compared with the prior year period primarily due to higher rights fees expense of $4,687, partially offset by the positive impact of the finalization of a matter related to the sale of Fuse, and other programming-related cost decreases, totaling to $2,968.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2017 decreased $22,386, or 27%, to $60,680 as compared with the prior year period primarily due to the absence of certain corporate overhead expenses included in the results of the prior year period. As noted above, the fiscal year 2016 first quarter results include certain corporate expenses that the Company did not incur during the nine months ended March 31, 2017 and does not expect to incur in future periods. Partially offsetting this decrease are corporate costs which were incurred during fiscal year 2017 by MSG Networks Inc. as a standalone public company, including higher employee compensation and related benefits.
Depreciation and amortization
Depreciation and amortization for the nine months ended March 31, 2017 decreased $2,638, or 25%, to $7,734 as compared with the prior year period primarily due to the absence of depreciation expense included in the fiscal year 2016 first quarter results on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not meet the criteria for inclusion in discontinued operations, as well as the impact of certain property and equipment being fully depreciated during fiscal 2016.
Operating income
Operating income for the nine months ended March 31, 2017 increased $38,102, or 19%, to $237,360 as compared with the prior year period primarily due to (as discussed above) lower selling, general and administrative expenses (including share-based compensation expense) , higher revenues and, to a lesser extent, lower depreciation and amortization, partially offset by higher direct operating expenses.
Interest expense
Interest expense for the nine months ended March 31, 2017 increased $7,373, or 33%, to $29,433 as compared with the prior year period primarily due to higher interest expense incurred under the Company's Senior Secured Credit Facilities, which were entered into on September 28, 2015, and accordingly did not begin to accrue interest until that date, partially offset by other net decreases. These other net decreases primarily reflect a lower average principal balance under the Term Loan Facility in fiscal year 2017 and the absence of the write-off of a portion of the deferred financing costs associated with the Company's former credit facility recorded in the prior year period, partially offset by higher interest rates in the fiscal year 2017 period.
Income taxes
Income tax expense attributable to continuing operations for the nine months ended March 31, 2017 of $82,173 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $14,978 and other items of $253. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $6,330, and a tax return to book provision adjustment in connection with the filing of the Company's federal, state and local income tax returns of $209.
Income tax expense attributable to continuing operations for the nine months ended March 31, 2016 of $58,878 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to a reduction in state tax rates used to value deferred taxes resulting from the Distribution of $16,941 and the tax benefits related to the domestic production activities deduction of $4,703. These decreases were partially offset by an increase in state tax rates used to value deferred taxes resulting from the filing of the Company’s state and local income tax returns of $4,489, state and local income taxes (net of federal benefit) of $13,216 and other items of $179.

Adjusted operating income
The Company has presented the components that reconcile adjusted operating income to operating income, a GAAP measure.

	Nine Months Ended		Increase (Decrease) in AOI
	March 31,
	2017	2016
Operating income	$237,360	$199,258	$38,102
Share-based compensation	7,438	7,976	(538)
Depreciation and amortization	7,734	10,372	(2,638)
Adjusted operating income	$252,532	$217,606	$34,926
Adjusted operating income for the nine months ended March 31, 2017 increased $34,926, or 16%, to $252,532 as compared with the prior year period primarily due to (as discussed above) lower selling, general and administrative expenses (excluding share-based compensation expense) and higher revenues, slightly offset by higher direct operating expenses.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our $250,000 revolving credit facility with a syndicate of lenders, which was undrawn as of March 31, 2017 (see “Financing Agreements — Senior Secured Credit Facilities” below). Our principal uses of cash include working capital-related items, capital spending, taxes and debt service. The Company's use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources and the timing of cash flow generation.
We believe we have sufficient liquidity, including approximately $177,000 in cash and cash equivalents as of March 31, 2017, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows to fund our business operations and service our outstanding term loan (see “Financing Agreements — Senior Secured Credit Facilities” below) over the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
Financing Agreements

Senior Secured Credit Facilities

On September 28, 2015, MSGN Holdings L.P., formerly MSG Holdings L.P. ("MSGN L.P."), MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders.

The Credit Agreement provides MSGN L.P. with senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of: (a) an initial $1,550,000 term loan facility (the “Term Loan Facility”) and (b) a $250,000 revolving credit facility (the “Revolving Credit Facility”), each with a term of five years. In connection with the Distribution, $1,450,000 of the proceeds from the Term Loan Facility was contributed to MSG immediately following the closing of the Senior Secured Credit Facilities. The remainder of the proceeds from the Term Loan Facility were used by MSGN L.P. to pay for certain fees and expenses associated with the Distribution and the Senior Secured Credit Facilities and the balance was designated for use to fund working capital needs and other general corporate purposes of MSGN L.P. The Revolving Credit Facility was undrawn as of March 31, 2017 and is available to fund working capital needs and other general corporate purposes of MSGN L.P. Up to $35,000 of the Revolving Credit Facility is available for the issuance of letters of credit.

The Credit Agreement generally requires the Holding Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from and after October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of March 31, 2017, the Holding Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2017, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. The Company has made principal payments aggregating $160,000 through March 31, 2017, including a voluntary payment of $50,000 made in the third quarter of fiscal year 2017. The Term Loan Facility amortizes quarterly in accordance with its terms from March 31, 2017 through June 30, 2020 with a final maturity date on September 28, 2020.

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

Cash Flow Discussion
Operating Activities from continuing operations
Net cash provided by operating activities from continuing operations for the nine months ended March 31, 2017 increased by $393 to $161,673 as compared with the prior year period. This increase was due to higher income from continuing operations before income taxes and, to lesser extent, other net increases, largely offset by higher income taxes paid by continuing operations as compared with the prior year period. Net cash used in operating activities of discontinued operations for the prior year period includes approximately $120,000 of income taxes paid. See Note 13 to the consolidated financial statements included in "Part I — Item 1. Financial Statements" of this Quarterly Report on Form 10-Q.
Investing Activities from continuing operations
Net cash used in investing activities from continuing operations for the nine months ended March 31, 2017 increased by $118 to $2,576 as compared with the prior year period due to higher capital expenditures in the current year period.
Financing Activities from continuing operations
Net cash used in financing activities from continuing operations for the nine months ended March 31, 2017 increased by $18,662 to $101,019 as compared with the prior year period. The main drivers of this change are higher principal payments on the Company's Term Loan Facility, including a fiscal year 2017 voluntary payment of $50,000, as compared with the prior year period, partially offset by the absence of the impact of certain items which occurred in fiscal year 2016. These items reflected in the fiscal year 2016 net cash used in financing activities from continuing operations include (i) cash distributed with MSG in connection with the Distribution, (ii) cash used for repurchases of the Company’s Class A Common Stock under a share repurchase program which was terminated effective as of the Distribution Date, (iii) cash used for deferred financing costs and (iv) the proceeds received from the Term Loan Facility.

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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit. The amended guidance also eliminates the requirement for any reporting unit with a zero or a negative carrying amount to perform a qualitative assessment and will require disclosure of the amount of goodwill allocated to each reporting unit with a zero or a negative carrying amount of net assets. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard is to be applied prospectively. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires: (i) presentation of the service cost component of net periodic benefit cost within the same line item as other compensation costs arising from services rendered by relevant employees during the period, and (ii) the non-service cost components of net periodic benefit cost to be presented separately in the income statement from the service cost component and not be included in the subtotal for operating income. In addition, only the service cost component is eligible to be capitalized into an asset. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted at the beginning of an annual period for which financial statements have not been issued. The standard is to be applied retrospectively, except for the change to the capitalization guidelines, which is to be applied prospectively. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill performed during the first quarter of fiscal year 2017. There have been no material changes to the Company's critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2016.
Goodwill
The goodwill balance reported on the Company's balance sheet as of March 31, 2017 is $424,508. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. After giving effect to the Distribution, the Company has one reporting unit for evaluating goodwill impairment. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit.
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
Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Pursuant to the transition services agreement with MSG, the Company outsources certain business functions, including human resources, payroll and purchasing, to MSG.  During the quarter ended March 31, 2017, MSG implemented a new human capital management system, payroll system, and purchasing system. MSG and the Company expect that transitioning to these new systems will provide efficiencies in these respective process areas. In connection with implementing these new systems, the Company updated its internal control over financial reporting to accommodate modifications to the processes necessitated by the new systems.  Other than as noted above, no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 or 15d-15 of the Exchange Act) occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May, 2017.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer