Form 10-Q
period 2017-09-30
MSG NETWORKS INC.
filed 2017-11-02
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 31, 2017:

Class A Common Stock par value $0.01 per share	—	61,646,874
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2017	June 30, 2017
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$172,948	$141,087
Accounts receivable, net	105,725	105,030
Net related party receivable	7,087	17,153
Prepaid income taxes	10,191	14,322
Prepaid expenses	5,105	6,468
Other current assets	2,311	2,343
Total current assets	303,367	286,403
Property and equipment, net	10,431	11,828
Amortizable intangible assets, net	39,798	40,663
Goodwill	424,508	424,508
Other assets	41,416	41,642
Total assets	$819,520	$805,044
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$590	$1,241
Net related party payable	3,384	2,963
Current portion of long-term debt	72,414	72,414
Income taxes payable	11,241	11,483
Accrued liabilities:
Employee related costs	7,659	14,238
Other accrued liabilities	9,644	10,050
Deferred revenue	5,354	5,071
Total current liabilities	110,286	117,460
Long-term debt, net of current portion	1,222,328	1,240,431
Defined benefit and other postretirement obligations	28,873	29,979
Other employee related costs	3,948	3,930
Other liabilities	5,565	5,597
Deferred tax liability	351,246	351,854
Total liabilities	1,722,246	1,749,251
Commitments and contingencies (see Note 7)
Stockholders' Deficiency:
Class A Common stock, par value $0.01, 360,000 shares authorized; 61,648 and 61,497 shares outstanding as of September 30, 2017 and June 30, 2017, respectively	643	643
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of September 30, 2017 and June 30, 2017	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	—	6,909
Treasury stock, at cost, 2,611 and 2,762 shares as of September 30, 2017 and June 30, 2017, respectively	(187,931)	(198,800)
Accumulated deficit	(709,103)	(746,539)
Accumulated other comprehensive loss	(6,471)	(6,556)
Total stockholders' deficiency	(902,726)	(944,207)

Total liabilities and stockholders' deficiency	$819,520	$805,044
See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended
	September 30,
	2017	2016
Revenues	$157,456	$153,578

Direct operating expenses (including related party expenses of $36,681 and $35,264, respectively)	63,091	60,775
Selling, general and administrative expenses (including related party expenses of $2,723 and $2,696, respectively)	15,561	15,298
Depreciation and amortization	2,451	2,578
Operating income	76,353	74,927
Other income (expense):
Interest income	878	627
Interest expense	(10,643)	(9,515)
Other components of net periodic benefit cost	(407)	(420)
	(10,172)	(9,308)
Income from continuing operations before income taxes	66,181	65,619
Income tax expense	(25,024)	(25,258)
Income from continuing operations	41,157	40,361
Loss from discontinued operations, net of taxes	—	(120)
Net income	$41,157	$40,241
Earnings per share:
Basic
Income from continuing operations	$0.55	$0.54
Loss from discontinued operations	—	—
Net income	$0.55	$0.54
Diluted
Income from continuing operations	$0.54	$0.54
Loss from discontinued operations	—	—
Net income	$0.54	$0.53
Weighted-average number of common shares outstanding:
Basic	75,285	75,103
Diluted	75,779	75,412

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in thousands)

	Three Months Ended
	September 30,
	2017	2016
Net income	$41,157	$40,241
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	149	175
Amortization of net prior service credit included in net periodic benefit cost	(3)	(6)
Other comprehensive income before income taxes	146	169
Income tax expense related to items of other comprehensive income	(61)	(71)
Other comprehensive income	85	98
Comprehensive income	$41,242	$40,339

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended
	September 30,
	2017	2016
Cash flows from operating activities from continuing operations:
Net income	$41,157	$40,241
Loss from discontinued operations, net of taxes	—	120
Income from continuing operations	41,157	40,361
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	2,451	2,578
Amortization of deferred financing costs	751	751
Share-based compensation expense	2,921	1,776
Provision for doubtful accounts	74	12
Change in assets and liabilities:
Accounts receivable, net	(769)	229
Net related party receivable	10,066	12,428
Prepaid expenses and other assets	1,517	537
Accounts payable	(651)	(1,045)
Net related party payable, including payable to MSG	(450)	(652)
Prepaid/payable for income taxes	3,889	1,043
Accrued and other liabilities	(8,151)	(5,783)
Deferred revenue	283	(1,127)
Deferred income taxes	(669)	(284)
Net cash provided by operating activities from continuing operations	52,419	50,824
Cash flows from investing activities from continuing operations:
Capital expenditures	(484)	(1,726)
Net cash used in investing activities from continuing operations	(484)	(1,726)
Cash flows from financing activities from continuing operations:
Principal repayments on Term Loan Facility (see Note 6)	(18,750)	(11,250)
Taxes paid in lieu of shares issued for equity-based compensation	(1,324)	(1,002)
Net cash used in financing activities from continuing operations	(20,074)	(12,252)
Net cash provided by continuing operations	31,861	36,846
Cash flows of discontinued operations:
Net cash used in operating activities	—	(939)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—
Net cash used in discontinued operations	—	(939)
Net increase in cash and cash equivalents	31,861	35,907
Cash and cash equivalents at beginning of period	141,087	119,568
Cash and cash equivalents at end of period	$172,948	$155,475

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2017	$779	$6,909	$(198,800)	$(746,539)	$(6,556)	$(944,207)
Net income	—	—	—	41,157	—	41,157
Other comprehensive income	—	—	—	—	85	85
Comprehensive income						41,242
Share-based compensation	—	2,921	—	—	—	2,921
Tax withholding associated with shares issued for equity-based compensation	—	(2,682)	—	—	—	(2,682)
Shares issued upon distribution of Restricted Stock Units	—	(7,148)	10,869	(3,721)	—	—
Balance as of September 30, 2017	$779	$—	$(187,931)	$(709,103)	$(6,471)	$(902,726)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2016	$779	$—	$(207,796)	$(905,352)	$(7,589)	$(1,119,958)
Net income	—	—	—	40,241	—	40,241
Other comprehensive income	—	—	—	—	98	98
Comprehensive income						40,339
Share-based compensation	—	1,776	—	—	—	1,776
Tax withholding associated with shares issued for equity-based compensation	—	(1,776)	(423)	(55)	—	(2,254)
Shares issued upon distribution of Restricted Stock Units	—	—	10,362	(10,362)	—	—
Adjustments related to the transfer of certain liabilities as a result of the Distribution	—	—	—	(158)	—	(158)
Balance as of September 30, 2016	$779	$—	$(197,857)	$(875,686)	$(7,491)	$(1,080,255)

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
MSG Networks Inc. (together with its subsidiaries, the “Company”) owns and operates two regional sports and entertainment networks, MSG Network and MSG+, collectively the “MSG Networks.”
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (“MSG”) (the “Distribution”). Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting. Certain transaction costs related to the Distribution are classified in the consolidated statement of operations for the three months ended September 30, 2016 as discontinued operations.
The Company operates and reports financial information in one segment. Substantially all revenues and assets of the Company are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. The financial statements as of September 30, 2017 and for the three months ended September 30, 2017 and 2016 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of MSG Networks Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amount of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, tax accruals, and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters, and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the Company’s financial statements in future periods.
Recently Adopted Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard was early adopted by the Company in the first quarter of fiscal year 2018, and was applied retrospectively. The adoption of this standard resulted in the non-service cost components of net periodic benefit cost to be

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

presented separately from the service cost component, and the non-service cost components to no longer be included in the subtotal for operating income in the consolidated statements of operations. The presentation of the service cost component of net periodic benefit cost remains unchanged within selling, general and administrative expenses and direct operating expenses in the consolidated statements of operations. As this standard was applied retrospectively, the Company reclassified $420 of net periodic benefit cost from selling, general and administrative expenses and direct operating expenses to a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three months ended September 30, 2016.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which provides clarification on the implementation guidance on principal versus agent considerations outlined in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which finalized amendments to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies assessing collectibility, noncash consideration, presentation of sales taxes, completed contracts, and contract modifications at transition. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the current guidance in ASC Topic 840, Leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The amended guidance also requires additional quantitative and qualitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted, and the modified retrospective approach required. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted and the retrospective approach required. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit. The amended guidance also eliminates the requirement for any reporting unit with a zero or a negative carrying amount to perform a qualitative assessment and will require disclosure of the amount of goodwill allocated to each reporting unit with a zero or a negative carrying amount of net assets. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The standard is to be applied prospectively. Based

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

on the Company’s most recent annual goodwill impairment test completed in fiscal year 2018, the adoption of this guidance is not expected to have any initial impact on the Company’s consolidated financial statements.

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
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Three Months Ended
	September 30,
	2017	2016
Weighted-average number of shares for basic EPS	75,285	75,103
Dilutive effect of shares issuable under share-based compensation plans	494	309
Weighted-average number of shares for diluted EPS	75,779	75,412
Anti-dilutive shares	157	100
Note 4. Goodwill and Intangible Assets
During the first quarter of fiscal year 2018, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified.
The Company’s intangible assets subject to amortization are as follows:

	September 30, 2017	June 30, 2017
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(43,246)	(42,381)
	$39,798	$40,663

Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets was $865 for the three months ended September 30, 2017 and 2016.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 5. Property and Equipment
As of September 30, 2017 and June 30, 2017, property and equipment consisted of the following assets:

	September 30, 2017	June 30, 2017
Equipment	$41,289	$40,918
Furniture and fixtures	1,695	1,695
Leasehold improvements	19,285	19,285
Construction in progress	383	565
	62,652	62,463
Less accumulated depreciation and amortization	(52,221)	(50,635)
	$10,431	$11,828
Depreciation and amortization expense on property and equipment was $1,586 and $1,713 for the three months ended September 30, 2017 and 2016, respectively.
Note 6. Debt
On September 28, 2015, MSGN Holdings L.P. (“MSGN L.P.”), an indirect wholly-owned subsidiary of the Company through which the Company conducts substantially all of its operations, and MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders.
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
Subject to the satisfaction of certain conditions and limitations, the Credit Agreement allows for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans. Borrowings under the Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (a) base rate, representing the higher of: (i) the New York Fed Bank Rate plus 0.50%; (ii) the U.S. Prime Rate; or (iii) the one-month London Interbank Offered Rate, or LIBOR, plus 1.00% (the “Base Rate”), plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a total leverage ratio), or (b) a Eurodollar rate (the “Eurodollar Rate”) plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a total leverage ratio), provided that for the period until the delivery of the compliance certificate for the period ending March 31, 2016, the additional rate used in calculating both floating rates was (i) 1.00% per annum for borrowings bearing interest at the Base Rate, and (ii) 2.00% per annum for borrowings bearing interest at the Eurodollar Rate. Upon a payment default in respect of principal, interest or other amounts due and payable under the Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The Credit Agreement requires that MSGN L.P. pay a commitment fee of 0.30% in respect of the average daily unused commitments, as well as fronting fees, to banks that issue letters of credit pursuant to the Revolving Credit Facility.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of September 30, 2017, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2017, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. The Company has made principal payments aggregating $247,500 through September 30, 2017. The Term Loan Facility amortizes quarterly in accordance with its terms through June 30, 2020 with a final maturity date on September 28, 2020.
As of September 30, 2017, the principal repayments required under the Term Loan Facility are as follows:

Remainder of fiscal year ending June 30, 2018	$56,250
Fiscal year ending June 30, 2019	75,000
Fiscal year ending June 30, 2020	114,375
Fiscal year ending June 30, 2021	1,056,875
$1,302,500
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
In addition to the financial covenants discussed above, the Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants, and events of default. The Credit Agreement contains certain restrictions on the ability of the Holdings Entities and MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) changing their lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The Holdings Entities are also subject to customary passive holding company covenants.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company is amortizing its deferred financing costs on a straight-line basis over the five-year term of the Senior Secured Credit Facilities which approximates the effective interest method. The following table summarizes the presentation of the Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheets as of September 30, 2017 and June 30, 2017:

	Term Loan Facility	Deferred Financing Costs	Total
September 30, 2017
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,227,500	(5,172)	1,222,328
Total	$1,302,500	$(7,758)	$1,294,742
June 30, 2017
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,246,250	(5,819)	1,240,431
Total	$1,321,250	$(8,405)	$1,312,845

In addition, the Company has deferred financing costs related to the Revolving Credit Facility recorded in the accompanying consolidated balance sheets as summarized in the following table:

	September 30, 2017	June 30, 2017

Other current assets	$417	$417
Other assets	834	938

The Company made interest payments under the Credit Agreement of $9,857 and $8,829 during the three months ended September 30, 2017 and 2016, respectively.
Note 7. Commitments and Contingencies
Commitments
As more fully described in Notes 9 and 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, the Company’s contractual obligations not reflected on the balance sheet consist primarily of its obligations under media rights agreements and, to a lesser extent, long-term noncancelable operating lease agreements.
In addition, see Note 6 for the principal repayments required under the Company’s Term Loan Facility.
Legal Matters

The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 8. Fair Value Measurements
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
The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
September 30, 2017
Assets:
Money market accounts	$28,205	$—	$—	$28,205
Time deposits	144,743	—	—	144,743
Total assets measured at fair value	$172,948	$—	$—	$172,948
June 30, 2017
Assets:
Money market accounts	$34,128	$—	$—	$34,128
Time deposits	106,482	—	—	106,482
Total assets measured at fair value	$140,610	$—	$—	$140,610
Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company’s long-term debt (see Note 6) was approximately $1,296,000 as of September 30, 2017. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable.
Note 9. Pension Plans and Other Postretirement Benefit Plan

As more fully described in Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, the Company sponsors (i) a non-contributory qualified defined benefit pension plan covering certain of its union employees, (ii) an unfunded non-contributory, non-qualified frozen excess cash balance plan covering certain employees, and (iii) an unfunded non-contributory, non-qualified frozen defined benefit pension plan for the benefit of certain employees who participated in an underlying qualified plan (collectively the “MSG Networks Plans”). The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 (the “Postretirement Plan”).

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Components of net periodic benefit cost for the MSG Networks Plans and Postretirement Plan are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$128	$133	$17	$18
Interest cost	358	332	30	25
Expected return on plan assets	(127)	(106)	—	—
Recognized actuarial loss (a)	149	175	—	—
Amortization of unrecognized prior service credit (a)	—	—	(3)	(6)
Net periodic benefit cost	$508	$534	$44	$37
(a) Reflects amounts reclassified from accumulated other comprehensive loss to other components of net periodic benefit cost in the accompanying consolidated statements of operations.
In addition, as more fully described in Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, the Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and participates in the Madison Square Garden 401(k) Savings Plan, formerly the MSG Holdings, L.P. 401(k) Savings Plan, a multiple employer plan (together, the “Savings Plans”). Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $213 and $335 for the three months ended September 30, 2017 and 2016, respectively.

Note 10. Share-based Compensation

See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for more information regarding (i) the MSG Networks Inc. 2010 Employee Stock Plan, as amended (the “Employee Stock Plan”), and (ii) the MSG Networks Inc. 2010 Stock Plan For Non-Employee Directors, as amended, as well as certain share-based payment awards granted prior to July 1, 2015.

Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $2,921 and $1,776 for the three months ended September 30, 2017 and 2016, respectively.

Stock Options Award Activity
The following table summarizes activity relating to holders of the Company’s stock options for the three months ended September 30, 2017:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting Options	Performance Based Vesting Options
Balance as of June 30, 2017	535	534	$17.81	6.71	$4,960
Granted	426	427	21.60
Balance as of September 30, 2017	961	961	$19.49	6.44	$3,624
Exercisable as of September 30, 2017	178	—	$17.81	6.46	$604
In September 2017, the Company granted 853 stock options, of which 50% are subject to three-year ratable vesting and the remaining 50% are subject to three-year cliff vesting and the achievement of certain Company performance criteria. These options have an expiration period of 7.5 years. The Company calculated the fair value of these options on the date of grant using the Black-Scholes option pricing model, which resulted in a grant date fair value of $5.63 per option.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following were the key assumptions used to calculate the fair value of this award:

Risk-free interest rate	1.76%
Expected term	5.25 years
Expected volatility	24.79%

The Company’s computation of expected term was calculated using the simplified method (the average of the vesting period and option term) as prescribed in ASC Topic 718-10-S99. The Company's computation of expected volatility was based on historical volatility of its common stock.

The aggregate intrinsic value is calculated for in-the-money options as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s Class A Common Stock at September 30, 2017 and June 30, 2017, as applicable.

Restricted Share Units Award Activity

The following table summarizes activity relating to holders (including Company and MSG employees) of the Company’s RSUs for the three months ended September 30, 2017:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance as of June 30, 2017	544	597	$25.79
Granted	112	340	21.60
Vested	(147)	(132)	41.37
Forfeited	(1)	—	66.91
Unvested award balance as of September 30, 2017	508	805	21.00
Nonperformance based vesting RSUs granted under the Employee Stock Plan during the three months ended September 30, 2017 are subject to three-year ratable vesting. Performance based vesting RSUs granted under the Employee Stock Plan during the three months ended September 30, 2017 included 114 RSUs that are subject to three-year ratable vesting and 226 RSUs subject to three-year cliff vesting. RSUs granted under the Employee Stock Plan will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash.
The fair value of RSUs that vested during the three months ended September 30, 2017 was $5,846. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company’s treasury shares. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 128 of these RSUs, with an aggregate value of $2,682, were retained by the Company and the taxes paid during the three months ended September 30, 2017 are reflected as a financing activity in the accompanying consolidated statement of cash flows.
Note 11. Related Party Transactions

As of September 30, 2017, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 2.7% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 69.6% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG and AMC Networks Inc. (“AMC Networks”).

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

On June 16, 2016, the Company entered into an arrangement with the Dolan Family Office, LLC (“DFO”), MSG, and AMC Networks providing for the sharing of certain expenses associated with executive office space which is available to Charles F. Dolan (a director of the Company and MSG and the Executive Chairman and a director of AMC Networks), James L. Dolan (the Executive Chairman and a director of the Company and MSG and a director of AMC Networks), and the DFO, which is controlled by Charles F. Dolan.
Beginning in June 2016, the Company agreed to share certain executive support costs, including office space, executive assistants, security and transportation costs for (i) the Company’s Executive Chairman with MSG and (ii) the Company’s Vice Chairman with MSG and AMC Networks.
In connection with the Distribution, the Company entered into various agreements with MSG, including media rights agreements covering Knicks and Rangers games, an advertising sales representation agreement, a trademark license agreement, a tax disaffiliation agreement, a transition services agreement (“TSA”), and certain other arrangements. The TSA expired on September 30, 2017, and in connection with the expiration, the Company entered into an interim services agreement pursuant to which each party provides the other with certain services on the same terms as provided in the TSA on an interim basis while the parties work to finalize a new services agreement. The Company expects to enter into a new services agreement this calendar year which will be retroactive to July 1, 2017 and will provide for each party to furnish substantially the same services in exchange for service fees.

The Company has entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.
Related party transactions
Rights fees
The Company’s media rights agreements with the Knicks and the Rangers, effective as of July 1, 2015, provide the Company with exclusive media rights to team games in their local markets. Rights fees included in the accompanying consolidated statements of operations for the three months ended September 30, 2017 and 2016 were $35,152 and $33,800, respectively.
Origination, master control and technical services
AMC Networks provides certain origination, master control, and technical services to the Company. Amounts charged to the Company for the three months ended September 30, 2017 and 2016 were $1,499 and $1,448, respectively.
Commission
The Company’s advertising sales representation agreement with MSG, which has a term through June 30, 2022, provides for MSG to act as our advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on our behalf for a commission. All of the Company’s advertising sales personnel were transferred to MSG in connection with the Distribution. The amounts charged to the Company for the three months ended September 30, 2017 and 2016 were $427 and $425, respectively.
Other operating expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. In addition, pursuant to the TSA until expiration and under the services agreement thereafter, the Company outsources certain business functions to MSG. These services include information technology, certain accounting functions, accounts payable, payroll, tax, legal, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. Net amounts charged to the Company for expenses associated with services provided by MSG, with executive office space and certain support costs, and for other related party transactions amounted to $2,326 and $2,287 for the three months ended September 30, 2017 and 2016, respectively.
Note 12. Income Taxes
Income tax expense for the three months ended September 30, 2017 of $25,024 differs from the income tax expense derived from applying the statutory federal rate to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $4,516. This increase was partially offset by the impact of tax benefits related to the domestic production activities deduction of $1,903, $521 of tax benefits related to share-based compensation vesting, and other items of $231.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Income tax expense attributable to continuing operations for the three months ended September 30, 2016 of $25,258 differs from the income tax expense derived from applying the statutory federal rate to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $4,688 and other items of $99. These increases were partially offset by the impact of tax benefits related to the domestic production activities deduction of $1,873, and a tax return to book provision adjustment in connection with the filing of the Company's federal income tax return of $623.

The Company made cash income tax payments (net) of $21,805 and $24,450 for the three months ended September 30, 2017 and 2016, respectively.

During the third quarter of fiscal year 2017, the Internal Revenue Service concluded its fieldwork on the audit of the Company’s federal income tax returns as filed for the tax year ended December 31, 2013. The Company does not expect the audit to result in material changes to the tax returns as filed.
The Company was notified during the third quarter of fiscal year 2017 that the City of New York was commencing an examination of the Company’s New York City income tax returns as filed for the tax years ended December 31, 2013 and 2014. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
During the fourth quarter of fiscal year 2017, the Company was notified that the City of New York was also initiating a review of the Company’s 2014 and 2015 Unincorporated Business Tax Returns. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
The Company was notified during the fourth quarter of fiscal year 2017 that the State of New York was commencing an examination of the Company’s New York State income tax returns as filed for the tax years ended December 31, 2013 and 2014. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
The federal and state statute of limitations are currently open on the Company’s 2013, 2014, 2015 and 2016 tax returns.
Note 13. Concentrations of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of September 30, 2017 and June 30, 2017 include amounts due from the following individual non-affiliated customers, which accounted for the noted percentages of the gross balance:

	September 30, 2017	June 30, 2017
Customer A	26%	26%
Customer B	25%	25%
Customer C	23%	22%
Customer D	14%	14%
Revenues from continuing operations in the accompanying consolidated statements of operations for the three months ended September 30, 2017 and 2016 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended September 30,
	2017	2016
Customer 1	26%	27%
Customer 2	26%	26%
Customer 3	24%	22%
Customer 4	11%	12%

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The accompanying consolidated balance sheets as of September 30, 2017 and June 30, 2017 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the New Jersey Devils:

Reported in	September 30, 2017	June 30, 2017
Prepaid expenses	$3,000	$3,000
Other current assets	2,000	2,000
Other assets	41,000	41,000
	$46,000	$46,000

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

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws and changes in such regulations or laws;

•	the impact of sports league rules, regulations and/or agreements and changes thereto;

•	cybersecurity and similar risks which could result in the disclosure of confidential information, disruption of our business or damage to our brands and reputation;

•	our substantial debt and high leverage;

•	any reduction in our access to capital markets or significant increases in costs to borrow;

•	financial community perceptions of our business, operations, financial condition and the industry in which we operate;

•	the tax-free treatment of the Distribution; and

•	the factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2017 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” or the “Company” refer collectively to MSG Networks Inc., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. The Company owns and operates two regional sports and entertainment networks, MSG Network and MSG+, collectively the “MSG Networks.”
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (“MSG”) (the “Distribution”). Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting. Certain transaction costs related to the Distribution are classified in the consolidated statement of operations for the three months ended September 30, 2016 as discontinued operations.
The Company operates and reports financial information in one segment.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited consolidated results of operations for the three months ended September 30, 2017 as compared with the three months ended September 30, 2016.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the three months ended September 30, 2017 as compared with the three months ended September 30, 2016.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses recently issued accounting pronouncements not yet adopted, as well as the results of the Company’s annual impairment testing of goodwill performed during the first quarter of fiscal year 2018. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2017 under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements included therein.

Results of Operations
Comparison of the Three Months Ended September 30, 2017 versus the Three Months Ended September 30, 2016
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended September 30,				Increase (Decrease) in Net Income
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$157,456	100%	$153,578	100%	$3,878

Direct operating expenses	63,091	40%	60,775	40%	(2,316)
Selling, general and administrative expenses	15,561	10%	15,298	10%	(263)
Depreciation and amortization	2,451	2%	2,578	2%	127
Operating income	76,353	48%	74,927	49%	1,426
Other income (expense):
Interest income	878	1%	627	NM	251
Interest expense	(10,643)	(7)%	(9,515)	(6)%	(1,128)
Other components of net periodic benefit cost	(407)	NM	(420)	NM	13
	(10,172)	(6)%	(9,308)	(6)%	(864)
Income from continuing operations before income taxes	66,181	42%	65,619	43%	562
Income tax expense	(25,024)	(16)%	(25,258)	(16)%	234
Income from continuing operations	41,157	26%	40,361	26%	796
Loss from discontinued operations, net of taxes	—	NM	(120)	NM	120
Net income	$41,157	26%	$40,241	26%	$916
_________________
NM – Percentage is not meaningful
In the first quarter of fiscal year 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 2 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information. As this standard was applied retrospectively, the Company reclassified $420 of net periodic benefit cost from selling, general and administrative expenses and direct operating expenses to a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three months ended September 30, 2016.
Revenues
Revenues for the three months ended September 30, 2017 increased $3,878, or 3%, to $157,456 as compared with the prior year period. The net increase was attributable to the following:

Increase in affiliation fee revenue	$3,847
Decrease in advertising revenue	(136)
Other net increases	167
$3,878
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single-digit percentage decrease in subscribers as compared with the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2017 increased $2,316, or 4%, to $63,091 as compared with the prior year period primarily due to higher rights fees expense.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2017 increased $263, or 2%, to $15,561 as compared with the prior year period primarily due to higher employee compensation and related benefits, partially offset by lower advertising and marketing costs and professional fees.
Operating income
Operating income for the three months ended September 30, 2017 increased $1,426, or 2%, to $76,353 as compared with the prior year period primarily due to (as discussed above) higher revenues, partially offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses (including share-based compensation expense).
Interest expense
Interest expense for the three months ended September 30, 2017 increased $1,128, or 12%, to $10,643 as compared with the prior year period primarily due to higher average interest rates in the fiscal year 2018 first quarter (2.9% as compared with 2.2%), partially offset by a lower average principal balance under the Company’s term loan facility (see “Financing Agreements — Senior Secured Credit Facilities”).
Income taxes
Income tax expense for the three months ended September 30, 2017 of $25,024 differs from the income tax expense derived from applying the statutory federal rate to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $4,516. This increase was partially offset by the impact of tax benefits related to the domestic production activities deduction of $1,903, $521 of tax benefits related to share-based compensation vesting, and other items of $231.
Income tax expense attributable to continuing operations for the three months ended September 30, 2016 of $25,258 differs from the income tax expense derived from applying the statutory federal rate to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $4,688 and other items of $99. These increases were partially offset by the impact of tax benefits related to the domestic production activities deduction of $1,873, and a tax return to book provision adjustment in connection with the filing of the Company's federal income tax return of $623.
Adjusted operating income
The Company evaluates performance based on several factors, of which the key financial measure is adjusted operating income. Adjusted operating income is defined as operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits and (iv) gains or losses on sales or dispositions of businesses. The Company has presented the components that reconcile adjusted operating income to operating income, a GAAP measure:

	Three Months Ended		Increase (Decrease) in AOI
	September 30,
	2017	2016
Operating income	$76,353	$74,927	$1,426
Share-based compensation	2,921	1,776	1,145
Depreciation and amortization	2,451	2,578	(127)
Adjusted operating income	$81,725	$79,281	$2,444
Adjusted operating income for the three months ended September 30, 2017 increased $2,444, or 3%, to $81,725 as compared with the prior year period primarily due to (as discussed above) higher revenues and, to a lesser extent, lower selling, general and administrative expenses (excluding share-based compensation expense), partially offset by higher direct operating expenses.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our $250,000 revolving credit facility with a syndicate of lenders which was undrawn as of September 30, 2017 (see “Financing Agreements — Senior Secured Credit Facilities” below). Our principal uses of cash include working capital-related items, capital spending, taxes and debt service. The Company’s use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including $172,948 in cash and cash equivalents, as of September 30, 2017, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows, to fund our business operations and service our outstanding term loan (see “Financing Agreements — Senior Secured Credit Facilities” below) over the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
Financing Agreements

Senior Secured Credit Facilities

On September 28, 2015, MSGN Holdings L.P. (“MSGN L.P.”), an indirect wholly-owned subsidiary of the Company, MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders.

The Credit Agreement provides MSGN L.P. with senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of: (a) an initial $1,550,000 term loan facility (the “Term Loan Facility”) and (b) a $250,000 revolving credit facility (the “Revolving Credit Facility”), each with a term of five years. In connection with the Distribution, $1,450,000 of the proceeds from the Term Loan Facility was contributed to MSG immediately following the closing of the Senior Secured Credit Facilities. The remainder of the proceeds from the Term Loan Facility were used by MSGN L.P. to pay for certain fees and expenses associated with the Distribution and the Senior Secured Credit Facilities and the balance was designated for use to fund working capital needs and other general corporate purposes of MSGN L.P. The Revolving Credit Facility was undrawn as of September 30, 2017 and is available to fund working capital needs and other general corporate purposes of MSGN L.P. Up to $35,000 of the Revolving Credit Facility is available for the issuance of letters of credit.

The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of September 30, 2017, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2017, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. The Company has made principal payments aggregating $247,500 through September 30, 2017. The Term Loan Facility amortizes quarterly in accordance with its terms through June 30, 2020 with a final maturity date on September 28, 2020.

In addition to the financial covenants discussed above, the Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants and events of default. The Credit Agreement contains certain restrictions on the ability of the Holdings Entities and MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) changing their lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating;

(ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The Holdings Entities are also subject to customary passive holding company covenants.

See Note 6 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
Contractual Obligations
As more fully described in Notes 9 and 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, the Company’s contractual obligations not reflected on the balance sheet consist primarily of its obligations under media rights agreements and, to a lesser extent, long-term noncancelable operating lease agreements.

In addition, see Note 6 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for the principal repayments required under the Company’s Term Loan Facility.

Cash Flow Discussion
Operating Activities from continuing operations
Net cash provided by operating activities from continuing operations for the three months ended September 30, 2017 increased by $1,595 to $52,419 as compared with the prior year period. This increase was primarily due to lower income taxes paid by continuing operations and, to a lesser extent, higher income from continuing operations before income taxes as compared with the prior year period, partially offset by other net decreases.
Investing Activities from continuing operations
Net cash used in investing activities from continuing operations for the three months ended September 30, 2017 decreased by $1,242 to $484 as compared with the prior year period due to lower capital expenditures in the current year period.
Financing Activities from continuing operations
Net cash used in financing activities from continuing operations for the three months ended September 30, 2017 increased by $7,822 to $20,074 as compared with the prior year period primarily due to higher principal repayments on the Company's Term Loan Facility.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which provides clarification on the implementation guidance on principal versus agent considerations outlined in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which finalized amendments to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies assessing collectibility, noncash consideration, presentation of sales taxes, completed contracts, and contract modifications at transition. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the current guidance in ASC Topic 840, Leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles in the United States. The amended guidance also requires additional quantitative and qualitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted, and the modified retrospective approach required. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted and the retrospective approach required. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit. The amended guidance also eliminates the requirement for any reporting unit with a zero or a negative carrying amount to perform a qualitative assessment and will require disclosure of the amount of goodwill allocated to each reporting unit with a zero or a negative carrying amount of net assets. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The standard is to be applied prospectively. Based on the Company’s most recent annual goodwill impairment test completed in fiscal year 2018, the adoption of this guidance is not expected to have any initial impact on the Company’s consolidated financial statements.
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
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill performed during the first quarter of fiscal year 2018. There have been no material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2017. See “Recently Adopted Accounting Pronouncements” in Note 2 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion on the Company's adoption of ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
Goodwill
The goodwill balance reported on the Company’s balance sheet as of September 30, 2017 is $424,508. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has one reporting unit for evaluating goodwill impairment. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit.

During the first quarter of fiscal year 2018, the Company performed its annual impairment test of goodwill. The Company elected to perform the qualitative assessment of impairment for the Company’s goodwill. This assessment considered factors such as:

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures on this matter made in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.
Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017 the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of November, 2017.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer