Form 10-Q
period 2017-12-31
MSG NETWORKS INC.
filed 2018-02-01
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of January 31, 2018:

Class A Common Stock par value $0.01 per share	—	61,696,629
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2017	June 30, 2017
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$201,915	$141,087
Accounts receivable, net	104,381	105,030
Net related party receivable	19,293	17,153
Prepaid income taxes	3,654	14,322
Prepaid expenses	5,452	6,468
Other current assets	3,467	2,343
Total current assets	338,162	286,403
Property and equipment, net	9,447	11,828
Amortizable intangible assets, net	38,933	40,663
Goodwill	424,508	424,508
Other assets	40,714	41,642
Total assets	$851,764	$805,044
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,398	$1,241
Net related party payable	805	2,963
Current portion of long-term debt	72,414	72,414
Income taxes payable	7,400	11,483
Accrued liabilities:
Employee related costs	9,284	14,238
Other accrued liabilities	13,927	10,050
Deferred revenue	3,370	5,071
Total current liabilities	108,598	117,460
Long-term debt, net of current portion	1,204,224	1,240,431
Defined benefit and other postretirement obligations	29,051	29,979
Other employee related costs	3,966	3,930
Other liabilities	5,566	5,597
Deferred tax liability	243,601	351,854
Total liabilities	1,595,006	1,749,251
Commitments and contingencies (see Note 7)
Stockholders' Deficiency:
Class A Common stock, par value $0.01, 360,000 shares authorized; 61,696 and 61,497 shares outstanding as of December 31, 2017 and June 30, 2017, respectively	643	643
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of December 31, 2017 and June 30, 2017	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	349	6,909
Treasury stock, at cost, 2,563 and 2,762 shares as of December 31, 2017 and June 30, 2017, respectively	(184,449)	(198,800)
Accumulated deficit	(553,535)	(746,539)
Accumulated other comprehensive loss	(6,386)	(6,556)
Total stockholders' deficiency	(743,242)	(944,207)

Total liabilities and stockholders' deficiency	$851,764	$805,044
See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenues	$181,222	$175,646	$338,678	$329,224

Direct operating expenses (including related party expenses of $37,332 and $34,905 for the three months ended December 31, 2017 and 2016, respectively, and $74,013 and $70,169 for the six months ended December 31, 2017 and 2016, respectively)	78,902	69,924	141,993	130,699
Selling, general and administrative expenses (including related party expenses of $7,429 and $6,866 for the three months ended December 31, 2017 and 2016, respectively, and $10,152 and $9,562 for the six months ended December 31, 2017 and 2016, respectively)	24,311	22,997	39,872	38,295
Depreciation and amortization	2,423	2,580	4,874	5,158
Operating income	75,586	80,145	151,939	155,072
Other income (expense):
Interest income	999	649	1,877	1,276
Interest expense	(10,242)	(9,714)	(20,885)	(19,229)
Other components of net periodic benefit cost	(407)	(346)	(814)	(766)
	(9,650)	(9,411)	(19,822)	(18,719)
Income from continuing operations before income taxes	65,936	70,734	132,117	136,353
Income tax benefit (expense)	89,632	(27,479)	64,608	(52,737)
Income from continuing operations	155,568	43,255	196,725	83,616
Loss from discontinued operations, net of taxes	—	—	—	(120)
Net income	$155,568	$43,255	$196,725	$83,496
Earnings per share:
Basic
Income from continuing operations	$2.06	$0.58	$2.61	$1.11
Loss from discontinued operations	—	—	—	—
Net income	$2.06	$0.58	$2.61	$1.11
Diluted
Income from continuing operations	$2.05	$0.57	$2.60	$1.11
Loss from discontinued operations	—	—	—	—
Net income	$2.05	$0.57	$2.60	$1.11
Weighted-average number of common shares outstanding:
Basic	75,458	75,215	75,371	75,159
Diluted	75,756	75,461	75,768	75,436

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net income	$155,568	$43,255	$196,725	$83,496
Other comprehensive income (loss) before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	149	175	298	350
Amortization of net prior service credit included in net periodic benefit cost	(3)	(6)	(6)	(12)
Settlement gain	—	(74)	—	(74)
Other comprehensive income before income taxes	146	95	292	264
Income tax expense related to items of other comprehensive income	(61)	(40)	(122)	(111)
Other comprehensive income	85	55	170	153
Comprehensive income	$155,653	$43,310	$196,895	$83,649

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended
	December 31,
	2017	2016
Cash flows from operating activities from continuing operations:
Net income	$196,725	$83,496
Loss from discontinued operations, net of taxes	—	120
Income from continuing operations	196,725	83,616
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	4,874	5,158
Amortization of deferred financing costs	1,501	1,502
Share-based compensation expense	7,719	5,049
Provision for doubtful accounts	252	(162)
Change in assets and liabilities:
Accounts receivable, net	773	1,014
Net related party receivable	(3,387)	(246)
Prepaid expenses and other assets	612	899
Accounts payable	157	(1,055)
Net related party payable, including payable to MSG	(2,163)	(2,289)
Prepaid/payable for income taxes	6,585	13,362
Accrued and other liabilities	(1,600)	(1,310)
Deferred revenue	(1,701)	(2,566)
Deferred income taxes	(108,375)	(1,948)
Net cash provided by operating activities from continuing operations	101,972	101,024
Cash flows from investing activities from continuing operations:
Capital expenditures	(871)	(2,242)
Net cash used in investing activities from continuing operations	(871)	(2,242)
Cash flows from financing activities from continuing operations:
Principal repayments on Term Loan Facility (see Note 6)	(37,500)	(30,000)
Taxes paid in lieu of shares issued for share-based compensation	(2,773)	(2,254)
Net cash used in financing activities from continuing operations	(40,273)	(32,254)
Net cash provided by continuing operations	60,828	66,528
Cash flows of discontinued operations:
Net cash used in operating activities	—	(953)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—
Net cash used in discontinued operations	—	(953)
Net increase in cash and cash equivalents	60,828	65,575
Cash and cash equivalents at beginning of period	141,087	119,568
Cash and cash equivalents at end of period	$201,915	$185,143

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2017	$779	$6,909	$(198,800)	$(746,539)	$(6,556)	$(944,207)
Net income	—	—	—	196,725	—	196,725
Other comprehensive income	—	—	—	—	170	170
Comprehensive income						196,895
Share-based compensation expense	—	7,719	—	—	—	7,719
Tax withholding associated with shares issued for share-based compensation	—	(3,649)	—	—	—	(3,649)
Shares issued upon distribution of Restricted Stock Units	—	(10,630)	14,351	(3,721)	—	—
Balance as of December 31, 2017	$779	$349	$(184,449)	$(553,535)	$(6,386)	$(743,242)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2016	$779	$—	$(207,796)	$(905,352)	$(7,589)	$(1,119,958)
Net income	—	—	—	83,496	—	83,496
Other comprehensive income	—	—	—	—	153	153
Comprehensive income						83,649
Exercise of stock options	—	(57)	59	—	—	2
Share-based compensation expense	—	5,049	—	—	—	5,049
Tax withholding associated with shares issued for share-based compensation	—	(1,793)	(423)	(55)	—	(2,271)
Shares issued upon distribution of Restricted Stock Units	—	(86)	10,448	(10,362)	—	—
Adjustments related to the transfer of certain liabilities as a result of the Distribution	—	—	—	(158)	—	(158)
Balance as of December 31, 2016	$779	$3,113	$(197,712)	$(832,431)	$(7,436)	$(1,033,687)

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
MSG Networks Inc. (together with its subsidiaries, the “Company”) owns and operates two regional sports and entertainment networks, MSG Network and MSG+.
On September 30, 2015, the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (“MSG”) (the “Distribution”). Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting. Certain transaction costs related to the Distribution are classified in the consolidated statement of operations for the six months ended December 31, 2016 as discontinued operations.
The Company operates and reports financial information in one segment. Substantially all revenues and assets of the Company are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. The financial statements as of December 31, 2017 and for the three and six months ended December 31, 2017 and 2016 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of MSG Networks Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amount of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, tax accruals, and other liabilities. In addition, estimates are used in revenue recognition, income tax benefit (expense), performance and share-based compensation, depreciation and amortization, litigation matters, and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
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
Recently Adopted Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard was early adopted by the Company in the first quarter of fiscal year 2018, and was applied retrospectively. The adoption of this standard resulted in the non-service cost components of net periodic benefit cost to be presented separately from the service cost component, and the non-service cost components to no longer be included in the subtotal

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

for operating income in the consolidated statements of operations. The presentation of the service cost component of net periodic benefit cost remains unchanged within selling, general and administrative expenses and direct operating expenses in the consolidated statements of operations. As this standard was applied retrospectively, the Company reclassified $346 and $766 of net periodic benefit cost from selling, general and administrative expenses and direct operating expenses to a separate line item within other income (expense) in the accompanying consolidated statements of operations for the three and six months ended December 31, 2016, respectively.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which provides clarification on the implementation guidance on principal versus agent considerations outlined in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which finalized amendments to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies assessing collectibility, noncash consideration, presentation of sales taxes, completed contracts, and contract modifications at transition. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, and the Company expects to adopt this standard using the modified retrospective method. The Company has partially completed its assessment of the new standard to determine the impact it will have on its consolidated financial statements and related disclosures, and expects the remainder of its assessment to be completed by the end of fiscal year 2018.
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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit. The amended guidance also eliminates the requirement for any reporting unit with a zero or a negative carrying amount to perform a qualitative assessment and will require disclosure of the amount of goodwill allocated to

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

each reporting unit with a zero or a negative carrying amount of net assets. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The standard is to be applied prospectively. Based on the Company’s most recent annual goodwill impairment test completed in the first quarter of fiscal year 2018, the adoption of this guidance is not expected to have any initial impact on the Company’s consolidated financial statements.

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
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Weighted-average number of shares for basic EPS	75,458	75,215	75,371	75,159
Dilutive effect of shares issuable under share-based compensation plans	298	246	397	277
Weighted-average number of shares for diluted EPS	75,756	75,461	75,768	75,436
Anti-dilutive shares	1,072	535	615	317
Note 4. Goodwill and Intangible Assets
During the first quarter of fiscal year 2018, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified.
The Company’s intangible assets subject to amortization are as follows:

	December 31, 2017	June 30, 2017
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(44,111)	(42,381)
	$38,933	$40,663

Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets was $865 for the three months ended December 31, 2017 and 2016, and $1,730 for the six months ended December 31, 2017 and 2016.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 5. Property and Equipment
As of December 31, 2017 and June 30, 2017, property and equipment consisted of the following assets:

	December 31, 2017	June 30, 2017
Equipment	$41,954	$40,918
Furniture and fixtures	1,695	1,695
Leasehold improvements	19,285	19,285
Construction in progress	269	565
	63,203	62,463
Less accumulated depreciation and amortization	(53,756)	(50,635)
	$9,447	$11,828
Depreciation and amortization expense on property and equipment was $1,558 and $1,715 for the three months ended December 31, 2017 and 2016, respectively, and $3,144 and $3,428 for the six months ended December 31, 2017 and 2016, respectively.
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
The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of December 31, 2017, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2017, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. The

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Company has made principal payments aggregating $266,250 through December 31, 2017. The Term Loan Facility amortizes quarterly in accordance with its terms through June 30, 2020 with a final maturity date on September 28, 2020.
As of December 31, 2017, the principal repayments required under the Term Loan Facility are as follows:

Remainder of fiscal year ending June 30, 2018	$37,500
Fiscal year ending June 30, 2019	75,000
Fiscal year ending June 30, 2020	114,375
Fiscal year ending June 30, 2021	1,056,875
$1,283,750
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
The Company is amortizing its deferred financing costs on a straight-line basis over the five-year term of the Senior Secured Credit Facilities which approximates the effective interest method. The following table summarizes the presentation of the Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheets as of December 31, 2017 and June 30, 2017:

	Term Loan Facility	Deferred Financing Costs	Total
December 31, 2017
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,208,750	(4,526)	1,204,224
Total	$1,283,750	$(7,112)	$1,276,638
June 30, 2017
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,246,250	(5,819)	1,240,431
Total	$1,321,250	$(8,405)	$1,312,845

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In addition, the Company has deferred financing costs related to the Revolving Credit Facility recorded in the accompanying consolidated balance sheets as summarized in the following table:

	December 31, 2017	June 30, 2017

Other current assets	$417	$417
Other assets	730	938

The Company made interest payments under the Credit Agreement of $19,180 and $17,625 during the six months ended December 31, 2017 and 2016, respectively.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
December 31, 2017
Assets:
Money market accounts	$31,292	$—	$—	$31,292
Time deposits	170,623	—	—	170,623
Total assets measured at fair value	$201,915	$—	$—	$201,915
June 30, 2017
Assets:
Money market accounts	$34,128	$—	$—	$34,128
Time deposits	106,482	—	—	106,482
Total assets measured at fair value	$140,610	$—	$—	$140,610
Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company’s long-term debt (see Note 6) was approximately $1,277,000 as of December 31, 2017. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable.
Note 9. Pension Plans and Other Postretirement Benefit Plan

As more fully described in Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, the Company sponsors (i) a non-contributory, qualified defined benefit pension plan covering certain of its union employees, (ii) an unfunded non-contributory, non-qualified frozen excess cash balance plan covering certain employees, and (iii) an unfunded non-contributory, non-qualified frozen defined benefit pension plan for the benefit of certain employees who participated in an underlying qualified plan (collectively the “MSG Networks Plans”). The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 (the “Postretirement Plan”).

Components of net periodic benefit cost for the MSG Networks Plans and Postretirement Plan are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Service cost	$128	$133	$17	$18
Interest cost	358	332	30	25
Expected return on plan assets	(127)	(106)	—	—
Recognized actuarial loss (a)	149	175	—	—
Amortization of unrecognized prior service credit (a)	—	—	(3)	(6)
Settlement gain (a)	—	(74)	—	—
Net periodic benefit cost	$508	$460	$44	$37

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Service cost	$256	$266	$34	$36
Interest cost	716	664	60	50
Expected return on plan assets	(254)	(212)	—	—
Recognized actuarial loss (a)	298	350	—	—
Amortization of unrecognized prior service credit (a)	—	—	(6)	(12)
Settlement gain (a)	—	(74)	—	—
Net periodic benefit cost	$1,016	$994	$88	$74
(a) Reflects amounts reclassified from accumulated other comprehensive loss to other components of net periodic benefit cost in the accompanying consolidated statements of operations.
In addition, as more fully described in Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, the Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and participates in the Madison Square Garden 401(k) Savings Plan, formerly the MSG Holdings, L.P. 401(k) Savings Plan, a multiple employer plan (together, the “Savings Plans”). Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $246 and $222 for the three months ended December 31, 2017 and 2016, respectively, and $459 and $399 for the six months ended December 31, 2017 and 2016, respectively.
Note 10. Share-based Compensation

See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for more information regarding (i) the MSG Networks Inc. 2010 Employee Stock Plan, as amended (the “Employee Stock Plan”), and (ii) the MSG Networks Inc. 2010 Stock Plan For Non-Employee Directors, as amended (the “Non-Employee Director Plan”), as well as certain share-based payment awards granted prior to July 1, 2015.

Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $4,798 and $3,273 for the three months ended December 31, 2017 and 2016, respectively, and $7,719 and $5,049 for the six months ended December 31, 2017 and 2016, respectively.

Stock Options Award Activity
The following table summarizes activity relating to holders of the Company’s stock options for the six months ended December 31, 2017:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting Options	Performance Based Vesting Options
Balance as of June 30, 2017	535	534	$17.81	6.71	$4,960
Granted	426	427	21.60
Balance as of December 31, 2017	961	961	$19.49	6.19	$2,608
Exercisable as of December 31, 2017	178	—	$17.81	6.21	$435
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

The Company’s computation of expected term was calculated using the simplified method (the average of the vesting period and option term) as prescribed in ASC Topic 718-10-S99. The Company’s computation of expected volatility was based on historical volatility of its common stock.

The aggregate intrinsic value is calculated for in-the-money options as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) at December 31, 2017 and June 30, 2017, as applicable.

Restricted Share Units Award Activity

The following table summarizes activity relating to holders (including Company and MSG employees) of the Company’s RSUs for the six months ended December 31, 2017:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance as of June 30, 2017	544	597	$25.79
Granted	181	340	21.31
Vested	(318)	(132)	33.25
Forfeited	(3)	(2)	35.99
Unvested award balance as of December 31, 2017	404	803	21.04
Nonperformance based vesting RSUs granted during the six months ended December 31, 2017 included 112 RSUs granted under the Employee Stock Plan that are subject to three-year ratable vesting and 69 RSUs granted under the Non-Employee Director Plan which vested upon date of grant. Performance based vesting RSUs granted under the Employee Stock Plan during the six months ended December 31, 2017 included 114 RSUs that are subject to three-year ratable vesting and 226 RSUs subject to three-year cliff vesting. RSUs granted under the Employee Stock Plan and Non-Employee Director Plan will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. RSUs granted under the Non-Employee Director Plan will settle on the first business day after ninety days from the date the director's service on the Board of Directors ceases or, if earlier, upon the director's death.
The fair value of RSUs that vested during the six months ended December 31, 2017 was $9,008. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company’s treasury shares. To fulfill the employees’ statutory minimum tax withholding obligations for the applicable income and other employment taxes, 182 of these RSUs, with an aggregate value of $3,649, were retained by the Company and the taxes paid during the six months ended December 31, 2017 are reflected as a financing activity in the accompanying consolidated statement of cash flows.
Note 11. Stock Repurchase Program

On December 7, 2017, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of December 31, 2017, the Company had $150,000 of availability remaining under its stock repurchase authorization.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 12. Related Party Transactions

As of December 31, 2017, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company’s outstanding Class B common stock, par value $0.01 per share (“Class B Common Stock”) and own approximately 2.7% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 69.6% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG and AMC Networks Inc. (“AMC Networks”).

On June 16, 2016, the Company entered into an arrangement with the Dolan Family Office, LLC (“DFO”), MSG, and AMC Networks providing for the sharing of certain expenses associated with executive office space which is available to Charles F. Dolan (a director of the Company and MSG, and the Executive Chairman and a director of AMC Networks), James L. Dolan (the Executive Chairman and a director of the Company, the Executive Chairman, Chief Executive Officer, and a director of MSG, and a director of AMC Networks), and the DFO, which is controlled by Charles F. Dolan.
Beginning in June 2016, the Company agreed to share certain executive support costs, including office space, executive assistants, security and transportation costs for (i) the Company’s Executive Chairman with MSG and (ii) the Company’s Vice Chairman with MSG and AMC Networks.
In connection with the Distribution, the Company entered into various agreements with MSG, including media rights agreements covering Knicks and Rangers games, an advertising sales representation agreement, a trademark license agreement, a tax disaffiliation agreement, a transition services agreement (“TSA”), and certain other arrangements. The TSA expired on September 30, 2017. The Company entered into a new services agreement (“Services Agreement”) effective July 1, 2017, which provides for each party to furnish substantially the same services, as well as the executive support services described above, in exchange for service fees.

The Company has entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.
Related party transactions
Rights fees
The Company’s media rights agreements with the Knicks and the Rangers, effective as of July 1, 2015, provide the Company with exclusive media rights to team games in their local markets. Rights fees included in the accompanying consolidated statements of operations for the three months ended December 31, 2017 and 2016 were $35,631 and $33,037, respectively, and $70,783 and $66,837 for the six months ended December 31, 2017 and 2016, respectively.
Origination, master control and technical services
AMC Networks provides certain origination, master control, and technical services to the Company. Amounts charged to the Company for the three months ended December 31, 2017 and 2016 were $1,494 and $1,543, respectively and $2,993 and $2,991 for the six months ended December 31, 2017 and 2016, respectively.
Commission
The Company’s advertising sales representation agreement with MSG, which has a term through June 30, 2022, provides for MSG to act as our advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on our behalf for a commission. All of the Company’s advertising sales personnel were transferred to MSG in connection with the Distribution. The amounts charged to the Company for the three months ended December 31, 2017 and 2016 were $5,140 and $5,169, respectively, and $5,567 and $5,594 for the six months ended December 31, 2017 and 2016, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Other operating expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. In addition, pursuant to the Services Agreement, the Company outsources (and prior to the expiration of the TSA, the Company outsourced) certain business functions to MSG. These services currently include information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. Net amounts charged to the Company for expenses associated with services provided by MSG, executive office space and certain support costs, and for other related party transactions amounted to $2,496 and $2,022 for the three months ended December 31, 2017 and 2016, respectively and $4,822 and $4,309 for the six months ended December 31, 2017 and 2016, respectively.
Note 13. Income Taxes
On December 22, 2017 new tax legislation, commonly referred to as the Tax Cuts and Jobs Act, was enacted that significantly changed the existing U.S. tax laws, including a reduction in the corporate federal tax rate from 35% to 21% effective January 1, 2018. The Company is required to recognize the effect of tax law changes in the period of enactment even though certain key aspects of the new law became effective January 1, 2018. The Company's income tax provision for interim periods is comprised of the tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. The Company used a blended statutory federal rate of 28% (based upon the number of days for the fiscal year that it will be taxed at the former rate of 35% and the number of days it will be taxed at the new rate of 21%) to calculate its most recent estimated annual effective tax rate.
Income tax benefit attributable to continuing operations for the three months ended December 31, 2017 of $89,632 differs from the income tax expense derived from applying the blended statutory federal rate to pretax income due principally to a deferred income tax benefit of $106,446 related to the reduction of the Company’s net deferred tax liabilities based upon the new federal rate. Other decreases included the impact of the change in the federal rate on current year to date operations of $4,609, the impact of the tax benefits related to the domestic production activities deduction of $1,130, state rate changes of $1,062, and tax return to book provision adjustments in connection with the filing of the Company’s federal, state and local income tax returns of $676. These decreases were partially offset by the impact of state and local income taxes (net of federal benefit) of $5,514 and other items of $275.
Income tax expense attributable to continuing operations for the three months ended December 31, 2016 of $27,479 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $4,906 and tax return to book provision adjustments in connection with the filing of the Company’s state and local income tax returns of $414. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $2,069 and other items of $529.

Income tax benefit attributable to continuing operations for the six months ended December 31, 2017 of $64,608 differs from the income tax expense derived from applying the blended statutory federal rate to pretax income due principally to a deferred income tax benefit of $106,446 related to the reduction of the Company’s net deferred tax liabilities based upon the new federal rate. Other decreases included the impact of the tax benefits related to the domestic production activities deduction of $3,033, state rate changes of $1,062, tax return to book provision adjustments in connection with the filing of the Company’s federal, state and local income tax returns of $676, and other items of $493. These decreases were partially offset by the impact of state and local income taxes (net of federal benefit) of $10,030.

Income tax expense attributable to continuing operations for the six months ended December 31, 2016 of $52,737 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $9,594. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $3,942, tax return to book provision adjustments in connection with the filing of the Company’s federal, state and local income tax returns of $209 and other items of $430.

The Company made cash income tax payments (net) of $37,196 and $41,295 for the six months ended December 31, 2017 and 2016, respectively.

During the third quarter of fiscal year 2017, the Internal Revenue Service concluded its fieldwork on the audit of the Company’s federal income tax returns as filed for the tax year ended December 31, 2013. The Company does not expect the audit to result in material changes to the tax returns as filed.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company was notified during the third quarter of fiscal year 2017 that the City of New York was commencing an examination of the Company’s New York City income tax returns as filed for the tax years ended December 31, 2013 and 2014. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
During the fourth quarter of fiscal year 2017, the Company was notified that the City of New York was initiating a review of the Company’s 2014 and 2015 Unincorporated Business Tax Returns. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
The Company was also notified during the fourth quarter of fiscal year 2017 that the State of New York was commencing an examination of the Company’s New York State income tax returns as filed for the tax years ended December 31, 2013 and 2014. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
The federal and state statute of limitations are currently open on the Company’s 2013, 2014, 2015 and 2016 tax returns.
Note 14. Concentrations of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of December 31, 2017 and June 30, 2017 include amounts due from the following individual non-affiliated customers, which accounted for the noted percentages of the gross balance:

	December 31, 2017	June 30, 2017
Customer A	26%	26%
Customer B	25%	25%
Customer C	23%	22%
Customer D	14%	14%
Revenues from continuing operations in the accompanying consolidated statements of operations for the three and six months ended December 31, 2017 and 2016 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Customer 1	23%	24%	24%	25%
Customer 2	22%	22%	24%	24%
Customer 3	20%	19%	22%	21%
Customer 4	9%	10%	10%	11%
The accompanying consolidated balance sheets as of December 31, 2017 and June 30, 2017 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the New Jersey Devils:

Reported in	December 31, 2017	June 30, 2017
Prepaid expenses	$3,000	$3,000
Other current assets	2,000	2,000
Other assets	40,000	41,000
	$45,000	$46,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and financial performance of the Company, including a reduction in future cash taxes payable. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and financial performance and plans identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws and changes in such regulations or laws;

•	the impact of sports league rules, regulations and/or agreements and changes thereto;

•	cybersecurity and similar risks which could result in the disclosure of confidential information, disruption of our business or damage to our brands and reputation;

•	our substantial debt and high leverage;

•	any reduction in our access to capital markets or significant increases in costs to borrow;

•	financial community perceptions of our business, operations, financial condition and the industry in which we operate;

•	the impact of the Tax Cuts and Jobs Act on our income tax benefit (expense) and deferred tax liabilities;

•	the tax-free treatment of the Distribution; and

•	the factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2017 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” or the “Company” refer collectively to MSG Networks Inc., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. The Company owns and operates two regional sports and entertainment networks, MSG Network and MSG+.
On September 30, 2015, the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (“MSG”) (the “Distribution”). Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting. Certain transaction costs related to the Distribution are classified in the consolidated statement of operations for the six months ended December 31, 2016 as discontinued operations.
The Company operates and reports financial information in one segment.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited consolidated results of operations for the three and six months ended December 31, 2017 as compared with the three and six months ended December 31, 2016.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the six months ended December 31, 2017 as compared with the six months ended December 31, 2016.
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

Results of Operations
Comparison of the Three Months Ended December 31, 2017 versus the Three Months Ended December 31, 2016
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended December 31,				Increase (Decrease) in Net Income
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$181,222	100%	$175,646	100%	$5,576

Direct operating expenses	78,902	44%	69,924	40%	(8,978)
Selling, general and administrative expenses	24,311	13%	22,997	13%	(1,314)
Depreciation and amortization	2,423	1%	2,580	1%	157
Operating income	75,586	42%	80,145	46%	(4,559)
Other income (expense):
Interest income	999	1%	649	NM	350
Interest expense	(10,242)	(6)%	(9,714)	(6)%	(528)
Other components of net periodic benefit cost	(407)	NM	(346)	NM	(61)
	(9,650)	(5)%	(9,411)	(5)%	(239)
Income from operations before income taxes	65,936	36%	70,734	40%	(4,798)
Income tax benefit (expense)	89,632	49%	(27,479)	(16)%	117,111
Net income	$155,568	86%	$43,255	25%	$112,313
_________________
NM – Percentage is not meaningful
In the first quarter of fiscal year 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 2 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information. As this standard was applied retrospectively, the Company reclassified $346 of net periodic benefit cost from selling, general and administrative expenses and direct operating expenses to a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three months ended December 31, 2016.
Revenues
Revenues for the three months ended December 31, 2017 increased $5,576, or 3%, to $181,222 as compared with the prior year period. The net increase was attributable to the following:

Increase in affiliation fee revenue	$4,359
Increase in advertising revenue	749
Other net increases	468
$5,576
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single-digit percentage decrease in subscribers as compared with the prior year period.
The increase in advertising revenue was primarily due to a higher net decrease in deferred revenue related to ratings guarantees, partially offset by other net advertising decreases.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2017 increased $8,978, or 13%, to $78,902 as compared with the prior year period due to higher rights fees expense of $7,021 and, to a lesser extent, higher other programming-related cost increases of $1,957. The increase in rights fees expense primarily reflects annual contractual rate increases and a step-up in expense related to the renewal of a rights agreement with the Buffalo Sabres, as well as additional league fees related to streaming rights and a shift in the timing of the recognition of certain other rights fees expense. The increase in other programming-related costs was primarily due to the absence of the positive impact of the finalization of a matter related to the sale of Fuse recorded in the prior year quarter.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2017 increased $1,314, or 6%, to $24,311 as compared with the prior year period primarily due to higher employee compensation and related benefits (as a result of an increase in share-based compensation expense).
Operating income
Operating income for the three months ended December 31, 2017 decreased $4,559, or 6%, to $75,586 as compared with the prior year period primarily due to (as discussed above) higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses (including share-based compensation expense), partially offset by higher revenues.
Interest expense
Interest expense for the three months ended December 31, 2017 increased $528, or 5%, to $10,242 as compared with the prior year period primarily due to higher average interest rates in the fiscal year 2018 second quarter (2.8% as compared with 2.3%), partially offset by a lower average principal balance under the Company’s term loan facility (see “Financing Agreements — Senior Secured Credit Facilities”).
Income taxes
Income tax benefit for the three months ended December 31, 2017 of $89,632 differs from the income tax expense derived from applying the blended statutory federal rate to pretax income due principally to a deferred income tax benefit of $106,446 related to the reduction of the Company’s net deferred tax liabilities based upon the new federal rate. Other decreases included the impact of the change in the federal rate on current year to date operations of $4,609, the impact of the tax benefits related to the domestic production activities deduction of $1,130, state rate changes of $1,062, and tax return to book provision adjustments in connection with the filing of the Company’s federal, state and local income tax returns of $676. These decreases were partially offset by the impact of state and local income taxes (net of federal benefit) of $5,514 and other items of $275.
Income tax expense for the three months ended December 31, 2016 of $27,479 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $4,906 and tax return to book provision adjustments in connection with the filing of the Company’s state and local income tax returns of $414. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $2,069 and other items of $529.
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

	Three Months Ended		Increase (Decrease) in AOI
	December 31,
	2017	2016
Operating income	$75,586	$80,145	$(4,559)
Share-based compensation	4,798	3,273	1,525
Depreciation and amortization	2,423	2,580	(157)
Adjusted operating income	$82,807	$85,998	$(3,191)
Adjusted operating income for the three months ended December 31, 2017 decreased $3,191, or 4%, to $82,807 as compared with the prior year period primarily due to (as discussed above) higher direct operating expenses, partially offset by higher revenues.

Results of Operations
Comparison of the Six Months Ended December 31, 2017 versus the Six Months Ended December 31, 2016
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Six Months Ended December 31,				Increase (Decrease) in Net Income
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$338,678	100%	$329,224	100%	$9,454

Direct operating expenses	141,993	42%	130,699	40%	(11,294)
Selling, general and administrative expenses	39,872	12%	38,295	12%	(1,577)
Depreciation and amortization	4,874	1%	5,158	2%	284
Operating income	151,939	45%	155,072	47%	(3,133)
Other income (expense):
Interest income	1,877	1%	1,276	NM	601
Interest expense	(20,885)	(6)%	(19,229)	(6)%	(1,656)
Other components of net periodic benefit cost	(814)	NM	(766)	NM	(48)
	(19,822)	(6)%	(18,719)	(6)%	(1,103)
Income from continuing operations before income taxes	132,117	39%	136,353	41%	(4,236)
Income tax benefit (expense)	64,608	19%	(52,737)	(16)%	117,345
Income from continuing operations	196,725	58%	83,616	25%	113,109
Loss from discontinued operations, net of taxes	—	NM	(120)	NM	120
Net income	$196,725	58%	$83,496	25%	$113,229
_________________
NM – Percentage is not meaningful
In the first quarter of fiscal year 2018, the Company adopted ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 2 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information. As this standard was applied retrospectively, the Company reclassified $766 of net periodic benefit cost from selling, general and administrative expenses and direct operating expenses to a separate line item within other income (expense) in the accompanying consolidated statement of operations for the six months ended December 31, 2016.
Revenues
Revenues for the six months ended December 31, 2017 increased $9,454, or 3%, to $338,678 as compared with the prior year period. The net increase was attributable to the following:

Increase in affiliation fee revenue	$8,206
Increase in advertising revenue	613
Other net increases	635
$9,454
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single-digit percentage decrease in subscribers as compared with the prior year period.
The increase in advertising revenue was primarily due to a higher net decrease in deferred revenue related to ratings guarantees, partially offset by other net advertising decreases.

Direct operating expenses
Direct operating expenses for the six months ended December 31, 2017 increased $11,294, or 9%, to $141,993 as compared with the prior year period due to higher rights fees expense of $9,013 and, to a lesser extent, higher other programming-related cost increases of $2,281. The increase in rights fees expense primarily reflects annual contractual rate increases and a step-up in expense related to the renewal of a rights agreement with the Buffalo Sabres, as well as additional league fees related to streaming rights and a shift in the timing of the recognition of certain other rights fees expense. The increase in other programming-related costs was primarily due to the absence of the positive impact of the finalization of a matter related to the sale of Fuse recorded in the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2017 increased $1,577, or 4%, to $39,872 as compared with the prior year period primarily due to higher employee compensation and related benefits (as a result of an increase in share-based compensation expense) and, to a lesser extent, other net increases. These increases were partially offset by lower advertising and marketing costs and, to a lesser extent, professional fees.
Operating income
Operating income for the six months ended December 31, 2017 decreased $3,133, or 2%, to $151,939 as compared with the prior year period primarily due to (as discussed above) higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses (including share-based compensation expense), partially offset by higher revenues.
Interest expense
Interest expense for the six months ended December 31, 2017 increased $1,656, or 9%, to $20,885 as compared with the prior year period primarily due to higher average interest rates in fiscal year 2018 (2.8% as compared with 2.3%), partially offset by a lower average principal balance under the Company’s term loan facility (see “Financing Agreements — Senior Secured Credit Facilities”).
Income taxes

Income tax benefit attributable to continuing operations for the six months ended December 31, 2017 of $64,608 differs from the income tax expense derived from applying the blended statutory federal rate to pretax income due principally to a deferred income tax benefit of $106,446 related to the reduction of the Company’s net deferred tax liabilities based upon the new federal rate. Other decreases included the impact of the tax benefits related to the domestic production activities deduction of $3,033, state rate changes of $1,062, tax return to book provision adjustments in connection with the filing of the Company’s federal, state and local income tax returns of $676, and other items of $493. These decreases were partially offset by the impact of state and local income taxes (net of federal benefit) of $10,030.

Income tax expense attributable to continuing operations for the six months ended December 31, 2016 of $52,737 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $9,594. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $3,942, tax return to book provision adjustments in connection with the filing of the Company’s federal, state and local income tax returns of $209 and other items of $430.
Adjusted operating income
The Company has presented the components that reconcile adjusted operating income to operating income, a GAAP measure:

	Six Months Ended		Increase (Decrease) in AOI
	December 31,
	2017	2016
Operating income	$151,939	$155,072	$(3,133)
Share-based compensation	7,719	5,049	2,670
Depreciation and amortization	4,874	5,158	(284)
Adjusted operating income	$164,532	$165,279	$(747)
Adjusted operating income for the six months ended December 31, 2017 decreased $747 to $164,532 as compared with the prior year period primarily due to (as discussed above) higher direct operating expenses, largely offset by higher revenues and, to a lesser extent, lower selling, general and administrative expenses (excluding share-based compensation expense).

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our $250,000 revolving credit facility with a syndicate of lenders which was undrawn as of December 31, 2017 (see “Financing Agreements — Senior Secured Credit Facilities” below). In addition, the Company expects that the recently enacted federal tax reform legislation will result in at least a 20% reduction of its future cash taxes payable on income from continuing operations before income taxes, as compared to amounts that would have otherwise been payable under the prior law. Our principal uses of cash are expected to include working capital-related items, capital spending, taxes, debt service and repurchase of shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”). The Company’s use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including $201,915 in cash and cash equivalents, as of December 31, 2017, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows, to fund our business operations, repurchase shares of the Company’s Class A Common Stock and service our outstanding term loan (see “Financing Agreements — Senior Secured Credit Facilities” below) over the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.

On December 7, 2017, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of December 31, 2017, the Company had $150,000 of availability remaining under its stock repurchase authorization.
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

The Credit Agreement provides MSGN L.P. with senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of: (a) an initial $1,550,000 term loan facility (the “Term Loan Facility”) and (b) a $250,000 revolving credit facility (the “Revolving Credit Facility”), each with a term of five years. In connection with the Distribution, $1,450,000 of the proceeds from the Term Loan Facility was contributed to MSG immediately following the closing of the Senior Secured Credit Facilities. The remainder of the proceeds from the Term Loan Facility were used by MSGN L.P. to pay for certain fees and expenses associated with the Distribution and the Senior Secured Credit Facilities and the balance was designated for use to fund working capital needs and other general corporate purposes of MSGN L.P. The Revolving Credit Facility was undrawn as of December 31, 2017 and is available to fund working capital needs and other general corporate purposes of MSGN L.P. Up to $35,000 of the Revolving Credit Facility is available for the issuance of letters of credit.

The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of December 31, 2017, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2017, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. The Company has made principal payments aggregating $266,250 through December 31, 2017. The Term Loan Facility amortizes quarterly in accordance with its terms through June 30, 2020 with a final maturity date on September 28, 2020.

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

See Note 6 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
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

In addition, see Note 6 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for the principal repayments required under the Company’s Term Loan Facility.

Cash Flow Discussion
Operating Activities from continuing operations
Net cash provided by operating activities from continuing operations for the six months ended December 31, 2017 increased by $948 to $101,972 as compared with the prior year period. This increase was primarily due to lower income taxes paid and, to a lesser extent, other net increases, partially offset by lower income from continuing operations before income taxes as compared with the prior year period.
Investing Activities from continuing operations
Net cash used in investing activities from continuing operations for the six months ended December 31, 2017 decreased by $1,371 to $871 as compared with the prior year period due to lower capital expenditures in the current year period.
Financing Activities from continuing operations
Net cash used in financing activities from continuing operations for the six months ended December 31, 2017 increased by $8,019 to $40,273 as compared with the prior year period primarily due to higher principal repayments on the Company's Term Loan Facility.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which provides clarification on the implementation guidance on principal versus agent considerations outlined in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which finalized amendments to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies assessing collectibility, noncash consideration, presentation of sales taxes, completed contracts, and contract modifications at transition. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, and the Company expects to adopt this standard using the modified retrospective method. The Company has partially completed its assessment of the new standard to determine the impact it will have on its consolidated financial statements and related disclosures, and expects the remainder of its assessment to be completed by the end of fiscal year 2018.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit. The amended guidance also eliminates the requirement for any reporting unit with a zero or a negative carrying amount to perform a qualitative assessment and will require disclosure of the amount of goodwill allocated to each reporting unit with a zero or a negative carrying amount of net assets. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The standard is to be applied prospectively. Based on the Company’s most recent annual goodwill impairment test completed in the first quarter of fiscal year 2018, the adoption of this guidance is not expected to have any initial impact on the Company’s consolidated financial statements.

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
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill performed during the first quarter of fiscal year 2018. There have been no material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2017. See “Recently Adopted Accounting Pronouncements” in Note 2 to the consolidated financial statements included in “Part I - Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for a discussion on the Company’s adoption of ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
Goodwill
The goodwill balance reported on the Company’s balance sheet as of December 31, 2017 is $424,508. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has one reporting unit for evaluating goodwill impairment. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit.
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
Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017 the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of February, 2018.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer