Form 10-Q
period 2018-03-31
MSG NETWORKS INC.
filed 2018-05-03
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 30, 2018:

Class A Common Stock par value $0.01 per share	—	61,723,847
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2018	June 30, 2017
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$194,574	$141,087
Accounts receivable, net	109,410	105,030
Related party receivables, net	25,872	17,153
Prepaid income taxes	4,261	14,322
Prepaid expenses	6,215	6,468
Other current assets	3,867	2,343
Total current assets	344,199	286,403
Property and equipment, net	8,796	11,828
Amortizable intangible assets, net	38,068	40,663
Goodwill	424,508	424,508
Other assets	40,007	41,642
Total assets	$855,578	$805,044
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$654	$1,241
Related party payables	965	2,963
Current portion of long-term debt	72,414	72,414
Income taxes payable	23,990	11,483
Accrued liabilities:
Employee related costs	11,802	14,238
Other accrued liabilities	15,151	10,050
Deferred revenue	7,000	5,071
Total current liabilities	131,976	117,460
Long-term debt, net of current portion	1,136,121	1,240,431
Defined benefit and other postretirement obligations	29,252	29,979
Other employee related costs	2,975	3,930
Other liabilities	5,427	5,597
Deferred tax liability	243,168	351,854
Total liabilities	1,548,919	1,749,251
Commitments and contingencies (see Note 7)
Stockholders' Deficiency:
Class A Common stock, par value $0.01, 360,000 shares authorized; 61,696 and 61,497 shares outstanding as of March 31, 2018 and June 30, 2017, respectively	643	643
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of March 31, 2018 and June 30, 2017	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	3,211	6,909
Treasury stock, at cost, 2,563 and 2,762 shares as of March 31, 2018 and June 30, 2017, respectively	(184,449)	(198,800)
Accumulated deficit	(505,209)	(746,539)
Accumulated other comprehensive loss	(7,673)	(6,556)
Total stockholders' deficiency	(693,341)	(944,207)

Total liabilities and stockholders' deficiency	$855,578	$805,044

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenues	$186,568	$183,247	$525,246	$512,471

Direct operating expenses (including related party expenses of $37,344 and $36,579 for the three months ended March 31, 2018 and 2017, respectively, and $111,357 and $106,748 for the nine months ended March 31, 2018 and 2017, respectively)	80,322	75,528	222,315	206,227
Selling, general and administrative expenses (including related party expenses of $8,719 and $8,145 for the three months ended March 31, 2018 and 2017, respectively, and $18,871 and $17,707 for the nine months ended March 31, 2018 and 2017, respectively)	23,383	21,669	63,255	59,964
Depreciation and amortization	2,279	2,576	7,153	7,734
Operating income	80,584	83,474	232,523	238,546
Other income (expense):
Interest income	1,195	741	3,072	2,017
Interest expense	(10,932)	(10,204)	(31,817)	(29,433)
Other components of net periodic benefit cost	(407)	(420)	(1,221)	(1,186)
	(10,144)	(9,883)	(29,966)	(28,602)
Income from continuing operations before income taxes	70,440	73,591	202,557	209,944
Income tax benefit (expense)	(23,505)	(29,436)	41,103	(82,173)
Income from continuing operations	46,935	44,155	243,660	127,771
Loss from discontinued operations, net of taxes	—	—	—	(120)
Net income	$46,935	$44,155	$243,660	$127,651
Earnings per share:
Basic
Income from continuing operations	$0.62	$0.59	$3.23	$1.70
Loss from discontinued operations	—	—	—	—
Net income	$0.62	$0.59	$3.23	$1.70
Diluted
Income from continuing operations	$0.62	$0.58	$3.21	$1.69
Loss from discontinued operations	—	—	—	—
Net income	$0.62	$0.58	$3.21	$1.69
Weighted-average number of common shares outstanding:
Basic	75,540	75,264	75,427	75,194
Diluted	76,017	75,643	75,844	75,505

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income	$46,935	$44,155	$243,660	$127,651
Other comprehensive income (loss) before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	149	175	447	525
Amortization of net prior service credit included in net periodic benefit cost	(3)	(6)	(9)	(18)
Settlement gain	—	—	—	(74)
Other comprehensive income before income taxes	146	169	438	433
Income tax expense related to items of other comprehensive income	(42)	(71)	(164)	(182)
Other comprehensive income	104	98	274	251
Comprehensive income	$47,039	$44,253	$243,934	$127,902

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended
	March 31,
	2018	2017
Cash flows from operating activities from continuing operations:
Net income	$243,660	$127,651
Loss from discontinued operations, net of taxes	—	120
Income from continuing operations	243,660	127,771
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	7,153	7,734
Amortization of deferred financing costs	2,252	2,253
Share-based compensation expense	10,581	7,438
Provision for doubtful accounts	183	(206)
Change in assets and liabilities:
Accounts receivable, net	(4,266)	(4,322)
Related party receivables, net	(9,016)	(15,840)
Prepaid expenses and other assets	53	5,207
Accounts payable	(587)	(1,032)
Related party payables, including payable to MSG	(2,003)	(287)
Prepaid/payable for income taxes	22,568	32,115
Accrued and other liabilities	1,194	5,440
Deferred revenue	1,929	(565)
Deferred income taxes	(108,850)	(4,033)
Net cash provided by operating activities from continuing operations	164,851	161,673
Cash flows from investing activities from continuing operations:
Capital expenditures	(1,470)	(2,576)
Net cash used in investing activities from continuing operations	(1,470)	(2,576)
Cash flows from financing activities from continuing operations:
Principal repayments on Term Loan Facility (see Note 6)	(106,250)	(98,750)
Proceeds from stock option exercises	—	2
Taxes paid in lieu of shares issued for share-based compensation	(3,644)	(2,271)
Net cash used in financing activities from continuing operations	(109,894)	(101,019)
Net cash provided by continuing operations	53,487	58,078
Cash flows of discontinued operations:
Net cash used in operating activities	—	(976)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—
Net cash used in discontinued operations	—	(976)
Net increase in cash and cash equivalents	53,487	57,102
Cash and cash equivalents at beginning of period	141,087	119,568
Cash and cash equivalents at end of period	$194,574	$176,670

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2017	$779	$6,909	$(198,800)	$(746,539)	$(6,556)	$(944,207)
Net income	—	—	—	243,660	—	243,660
Other comprehensive income	—	—	—	—	274	274
Comprehensive income						243,934
Share-based compensation expense	—	10,581	—	—	—	10,581
Tax withholding associated with shares issued for share-based compensation	—	(3,649)	—	—	—	(3,649)
Shares issued upon distribution of Restricted Stock Units	—	(10,630)	14,351	(3,721)	—	—
Reclassification of stranded tax effects	—	—	—	1,391	(1,391)	—
Balance as of March 31, 2018	$779	$3,211	$(184,449)	$(505,209)	$(7,673)	$(693,341)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2016	$779	$—	$(207,796)	$(905,352)	$(7,589)	$(1,119,958)
Net income	—	—	—	127,651	—	127,651
Other comprehensive income	—	—	—	—	251	251
Comprehensive income						127,902
Exercise of stock options	—	(57)	59	—	—	2
Share-based compensation expense	—	7,438	—	—	—	7,438
Tax withholding associated with shares issued for share-based compensation	—	(1,793)	(423)	(55)	—	(2,271)
Shares issued upon distribution of Restricted Stock Units	—	(544)	8,860	(8,316)	—	—
Adjustments related to the transfer of certain liabilities as a result of the Distribution	—	—	—	(158)	—	(158)
Balance as of March 31, 2017	$779	$5,044	$(199,300)	$(786,230)	$(7,338)	$(987,045)

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
On September 30, 2015, the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (“MSG”) (the “Distribution”). Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting. Certain transaction costs related to the Distribution are classified in the consolidated statement of operations for the nine months ended March 31, 2017 as discontinued operations.
The Company operates and reports financial information in one segment. Substantially all revenues and assets of the Company are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. The financial statements as of March 31, 2018 and for the three and nine months ended March 31, 2018 and 2017 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.
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
Recently Adopted Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard was early adopted by the Company in the first quarter of fiscal year 2018, and was applied retrospectively. The adoption of this standard resulted in the non-service cost components of net periodic benefit cost to be presented separately from the service cost component, and the non-service cost components to no longer be included in the subtotal for operating income in the consolidated statements of operations. The presentation of the service cost component of net periodic

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

benefit cost remains unchanged within selling, general and administrative expenses and direct operating expenses in the consolidated statements of operations. As this standard was applied retrospectively, the Company reclassified $420 and $1,186 of net periodic benefit cost from selling, general and administrative expenses and direct operating expenses to a separate line item within other income (expense) in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2017, respectively.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard was early adopted by the Company in the third quarter of fiscal year 2018. The adoption of this standard resulted in a reclassification of $1,391 from accumulated other comprehensive loss to accumulated deficit for the stranded tax effects resulting from the reduction of the Company’s deferred tax assets related to its pension plans and other postretirement benefit plan upon the enactment of the new tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). See Note 13 for more information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which provides clarification on the implementation guidance on principal versus agent considerations outlined in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which finalized amendments to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies assessing collectibility, noncash consideration, presentation of sales taxes, completed contracts, and contract modifications at transition. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, and the Company expects to adopt this standard using the modified retrospective method. The Company has substantially completed the assessment of its significant revenue streams and has begun drafting its revenue recognition policy under the new standard. The Company has not identified any material impact to its consolidated financial statements based on its assessment to date. Continued evaluation of the expected impact of the new guidance or issuance of additional interpretations, if any, could result in an impact that is different from the Company’s preliminary conclusions. The Company continues to assess its other revenue streams and expects the remainder of its assessment to be completed by the end of fiscal year 2018.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Weighted-average number of shares for basic EPS	75,540	75,264	75,427	75,194
Dilutive effect of shares issuable under share-based compensation plans	477	379	417	311
Weighted-average number of shares for diluted EPS	76,017	75,643	75,844	75,505
Anti-dilutive shares	426	—	544	211
Note 4. Goodwill and Intangible Assets
During the first quarter of fiscal year 2018, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified.
The Company’s intangible assets subject to amortization are as follows:

	March 31, 2018	June 30, 2017
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(44,976)	(42,381)
	$38,068	$40,663
Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets was $865 for the three months ended March 31, 2018 and 2017, and $2,595 for the nine months ended March 31, 2018 and 2017.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 5. Property and Equipment
As of March 31, 2018 and June 30, 2017, property and equipment consisted of the following assets:

	March 31, 2018	June 30, 2017
Equipment	$42,534	$40,918
Furniture and fixtures	1,708	1,695
Leasehold improvements	19,295	19,285
Construction in progress	429	565
	63,966	62,463
Less accumulated depreciation and amortization	(55,170)	(50,635)
	$8,796	$11,828
Depreciation and amortization expense on property and equipment was $1,414 and $1,711 for the three months ended March 31, 2018 and 2017, respectively, and $4,558 and $5,139 for the nine months ended March 31, 2018 and 2017, respectively.
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
The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of March 31, 2018, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2018, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. For the nine months ended March 31, 2018, the Company made principal repayments of $106,250, including a voluntary payment of $50,000 made

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

in the third quarter. The Company has made principal payments aggregating $335,000 through March 31, 2018. The Term Loan Facility amortizes quarterly in accordance with its terms through June 30, 2020 with a final maturity date on September 28, 2020.
As of March 31, 2018, the principal repayments required under the Term Loan Facility are as follows:

Remainder of fiscal year ending June 30, 2018	$18,750
Fiscal year ending June 30, 2019	75,000
Fiscal year ending June 30, 2020	114,375
Fiscal year ending June 30, 2021	1,006,875
$1,215,000
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
The Company is amortizing its deferred financing costs on a straight-line basis over the five-year term of the Senior Secured Credit Facilities which approximates the effective interest method. The following table summarizes the presentation of the Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheets as of March 31, 2018 and June 30, 2017:

	Term Loan Facility	Deferred Financing Costs	Total
March 31, 2018
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,140,000	(3,879)	1,136,121
Total	$1,215,000	$(6,465)	$1,208,535
June 30, 2017
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,246,250	(5,819)	1,240,431
Total	$1,321,250	$(8,405)	$1,312,845

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In addition, the Company has deferred financing costs related to the Revolving Credit Facility recorded in the accompanying consolidated balance sheets as summarized in the following table:

	March 31, 2018	June 30, 2017

Other current assets	$417	$417
Other assets	626	938
The Company made interest payments under the Credit Agreement of $29,303 and $27,129 during the nine months ended March 31, 2018 and 2017, respectively.
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
The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
March 31, 2018
Assets:
Money market accounts	$11,379	$—	$—	$11,379
Time deposits	177,684	—	—	177,684
Total assets measured at fair value	$189,063	$—	$—	$189,063
June 30, 2017
Assets:
Money market accounts	$34,128	$—	$—	$34,128
Time deposits	106,482	—	—	106,482
Total assets measured at fair value	$140,610	$—	$—	$140,610

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company’s long-term debt (see Note 6) was approximately $1,209,000 as of March 31, 2018. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable.
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
Components of net periodic benefit cost for the MSG Networks Plans and Postretirement Plan are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Service cost	$128	$133	$17	$18
Interest cost	358	332	30	25
Expected return on plan assets	(127)	(106)	—	—
Recognized actuarial loss (a)	149	175	—	—
Amortization of unrecognized prior service credit (a)	—	—	(3)	(6)
Net periodic benefit cost	$508	$534	$44	$37

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Service cost	$384	$399	$51	$54
Interest cost	1,074	996	90	75
Expected return on plan assets	(381)	(318)	—	—
Recognized actuarial loss (a)	447	525	—	—
Amortization of unrecognized prior service credit (a)	—	—	(9)	(18)
Settlement gain (a)	—	(74)	—	—
Net periodic benefit cost	$1,524	$1,528	$132	$111
(a) Reflects amounts reclassified from accumulated other comprehensive loss to other components of net periodic benefit cost in the accompanying consolidated statements of operations.
In addition, as more fully described in Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, the Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and participates in the Madison Square Garden 401(k) Savings Plan, formerly the MSG Holdings, L.P. 401(k) Savings Plan, a multiple employer plan (together, the “Savings Plans”). Expenses related to the Savings Plans included in the accompanying

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

consolidated statements of operations were $232 and $191 for the three months ended March 31, 2018 and 2017, respectively, and $691 and $590 for the nine months ended March 31, 2018 and 2017, respectively.
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
Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $2,862 and $2,389 for the three months ended March 31, 2018 and 2017, respectively, and $10,581 and $7,438 for the nine months ended March 31, 2018 and 2017, respectively.
Stock Options Award Activity
The following table summarizes activity relating to holders of the Company’s stock options for the nine months ended March 31, 2018:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting Options	Performance Based Vesting Options
Balance as of June 30, 2017	535	534	$17.81	6.71	$4,960
Granted	426	427	21.60
Balance as of March 31, 2018	961	961	$19.49	6.39	$5,973
Exercisable as of March 31, 2018	178	—	$17.81	5.96	$853
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
The aggregate intrinsic value is calculated for in-the-money options as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) at March 31, 2018 and June 30, 2017, as applicable.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Restricted Share Units Award Activity
The following table summarizes activity relating to holders (including Company and MSG employees) of the Company’s RSUs for the nine months ended March 31, 2018:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance as of June 30, 2017	544	597	$25.79
Granted	181	340	21.31
Vested	(318)	(132)	33.25
Forfeited	(20)	(27)	21.44
Unvested award balance as of March 31, 2018	387	778	21.08
Nonperformance based vesting RSUs granted during the nine months ended March 31, 2018 included 112 RSUs granted under the Employee Stock Plan that are subject to three-year ratable vesting and 69 RSUs granted under the Non-Employee Director Plan which vested upon date of grant. Performance based vesting RSUs granted under the Employee Stock Plan during the nine months ended March 31, 2018 included 114 RSUs that are subject to three-year ratable vesting and 226 RSUs subject to three-year cliff vesting. RSUs granted under the Employee Stock Plan and Non-Employee Director Plan will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash. RSUs granted under the Non-Employee Director Plan will settle on the first business day after ninety days from the date the director’s service on the Board of Directors ceases or, if earlier, upon the director’s death.
The fair value of RSUs that vested during the nine months ended March 31, 2018 was $9,008. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company’s treasury shares. To fulfill the employees’ statutory tax withholding obligations for the applicable income and other employment taxes, 182 of these RSUs, with an aggregate value of $3,649, were retained by the Company and the taxes paid during the nine months ended March 31, 2018 are reflected as a financing activity in the accompanying consolidated statement of cash flows.
Note 11. Stock Repurchase Program
On December 7, 2017, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of March 31, 2018, the Company had $150,000 of availability remaining under its stock repurchase authorization.
Note 12. Related Party Transactions
As of March 31, 2018, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group, collectively beneficially own all of the Company’s outstanding Class B common stock, par value $0.01 per share (“Class B Common Stock”) and own approximately 2.7% of the Company’s outstanding Class A Common Stock. Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 69.6% of the aggregate voting power of the Company’s outstanding common stock. Members of the Dolan family are also the controlling stockholders of MSG and AMC Networks Inc. (“AMC Networks”).
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Related party transactions
Rights fees
The Company’s media rights agreements with the Knicks and the Rangers, effective as of July 1, 2015, provide the Company with exclusive media rights to team games in their local markets. Rights fees included in the accompanying consolidated statements of operations for the three months ended March 31, 2018 and 2017 were $35,631 and $34,720, respectively, and $106,414 and $101,557 for the nine months ended March 31, 2018 and 2017, respectively.
Origination, master control and technical services
AMC Networks provides certain origination, master control, and technical services to the Company. Amounts charged to the Company for the three months ended March 31, 2018 and 2017 were $1,581 and $1,565, respectively and $4,574 and $4,556 for the nine months ended March 31, 2018 and 2017, respectively.
Commission
The Company’s advertising sales representation agreement with MSG, which has a term through June 30, 2022, provides for MSG to act as our advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on our behalf for a commission. All of the Company’s advertising sales personnel were transferred to MSG in connection with the Distribution. The amounts charged to the Company for the three months ended March 31, 2018 and 2017 were $6,273 and $6,067, respectively, and $11,840 and $11,661 for the nine months ended March 31, 2018 and 2017, respectively.
Other operating expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. In addition, pursuant to the Services Agreement, the Company outsources (and prior to the expiration of the TSA, the Company outsourced) certain business functions to MSG. These services currently include information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. Net amounts charged to the Company for expenses associated with services provided by MSG, executive office space and certain support costs, and for other related party transactions amounted to $2,578 and $2,372 for the three months ended March 31, 2018 and 2017, respectively and $7,400 and $6,681 for the nine months ended March 31, 2018 and 2017, respectively.
Note 13. Income Taxes
On December 22, 2017, the enactment of the Tax Act significantly changed the existing U.S. tax laws and included a reduction in the corporate federal tax rate from 35% to 21% effective January 1, 2018. During the second quarter of fiscal year 2018, the Company was required to recognize the effects of the Tax Act in the period of its enactment, even though certain key aspects became effective on January 1, 2018. The Company’s income tax provision for interim periods is comprised of the tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. The Company used a blended statutory federal rate of 28% (based upon the number of days for the fiscal year that it will be taxed at the former rate of 35% and the number of days it will be taxed at the new rate of 21%) to calculate its most recent estimated annual effective tax rate.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Income tax expense attributable to continuing operations for the three months ended March 31, 2018 of $23,505 differs from the income tax expense derived from applying the blended statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $5,135 and other items of $240. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $1,635.
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
Income tax benefit attributable to continuing operations for the nine months ended March 31, 2018 of $41,103 differs from the income tax expense derived from applying the blended statutory federal rate to pretax income due principally to a deferred income tax benefit of $106,446 related to the reduction of the Company’s net deferred tax liabilities based upon the new federal rate. Other decreases included the impact of the tax benefits related to the domestic production activities deduction of $4,668, state rate changes of $1,062, tax return to book provision adjustments in connection with the filing of the Company’s federal, state and local income tax returns of $676, and other items of $253. These decreases were partially offset by the impact of state and local income taxes (net of federal benefit) of $15,165.
Income tax expense attributable to continuing operations for the nine months ended March 31, 2017 of $82,173 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $14,978 and other items of $253. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $6,330, and tax return to book provision adjustments in connection with the filing of the Company’s federal, state and local income tax returns of $209.
The Company made cash income tax payments (net) of $45,194 and $54,053 for the nine months ended March 31, 2018 and 2017, respectively.
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
During the third quarter of fiscal year 2018, the Company was notified that the State of Massachusetts was commencing an examination of the Company’s Massachusetts income tax returns as filed for the tax years ended December 31, 2014 and 2015. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
The federal and state statute of limitations are currently open on the Company’s 2013, 2014, 2015 and 2016 tax returns.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 14. Concentrations of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of March 31, 2018 and June 30, 2017 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	March 31, 2018	June 30, 2017
Customer A	25%	26%
Customer B	24%	25%
Customer C	23%	22%
Customer D	14%	14%
Revenues from continuing operations in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2018 and 2017 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Customer 1	23%	23%	24%	25%
Customer 2	22%	22%	23%	23%
Customer 3	21%	20%	21%	20%
Customer 4	10%	10%	10%	10%
The accompanying consolidated balance sheets as of March 31, 2018 and June 30, 2017 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the New Jersey Devils:

Reported in	March 31, 2018	June 30, 2017
Prepaid expenses	$3,000	$3,000
Other current assets	3,000	2,000
Other assets	39,000	41,000
	$45,000	$46,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and financial performance of the Company, including a reduction in future cash taxes payable and changes in our tax rate. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and financial performance and plans identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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

•	the ability of our Distributors to maintain subscriber levels;

•	the impact of subscribers selecting Distributors' packages that do not include our networks;

•	the security of our program signal and electronic data;

•	general economic conditions especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the demand for advertising and sponsorship arrangements and viewer ratings for our networks;

•	competition, for example, from other regional sports networks;

•	the relocation or insolvency of professional sports teams with which we have a media rights agreement;

•	our ability to maintain, obtain or produce content, together with the cost of such content;

•	our ability to renew or replace our media rights agreements with professional sports teams;

•
the acquisition or disposition of assets and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions, and the operating and financial performance thereof (including those that we do not control);

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws and changes in such regulations or laws;

•	the impact of sports league rules, regulations and/or agreements and changes thereto;

•	cybersecurity and similar risks which could result in the disclosure of confidential information, disruption of our business or damage to our brands and reputation;

•	our substantial debt and high leverage;

•	any reduction in our access to capital and credit markets or significant increases in costs to borrow;

•	financial community perceptions of our business, operations, financial condition and the industry in which we operate;

•	the impact of the Tax Cuts and Jobs Act on our income tax benefit (expense) and deferred tax liabilities;

•	the tax-free treatment of the Distribution; and

•	the factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.
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
On September 30, 2015, the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (“MSG”) (the “Distribution”). Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting. Certain transaction costs related to the Distribution are classified in the consolidated statement of operations for the nine months ended March 31, 2017 as discontinued operations.
The Company operates and reports financial information in one segment.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited consolidated results of operations for the three and nine months ended March 31, 2018 as compared with the three and nine months ended March 31, 2017.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the nine months ended March 31, 2018 as compared with the nine months ended March 31, 2017.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses recently issued accounting pronouncements not yet adopted, as well as the results of the Company’s annual impairment testing of goodwill performed during the first quarter of fiscal year 2018. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2017 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements included therein.

Results of Operations
Comparison of the Three Months Ended March 31, 2018 versus the Three Months Ended March 31, 2017
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended March 31,				Increase (Decrease) in Net Income
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$186,568	100%	$183,247	100%	$3,321

Direct operating expenses	80,322	43%	75,528	41%	(4,794)
Selling, general and administrative expenses	23,383	13%	21,669	12%	(1,714)
Depreciation and amortization	2,279	1%	2,576	1%	297
Operating income	80,584	43%	83,474	46%	(2,890)
Other income (expense):
Interest income	1,195	1%	741	NM	454
Interest expense	(10,932)	(6)%	(10,204)	(6)%	(728)
Other components of net periodic benefit cost	(407)	NM	(420)	NM	13
	(10,144)	(5)%	(9,883)	(5)%	(261)
Income from operations before income taxes	70,440	38%	73,591	40%	(3,151)
Income tax benefit (expense)	(23,505)	(13)%	(29,436)	(16)%	5,931
Net income	$46,935	25%	$44,155	24%	$2,780
_________________
NM – Percentage is not meaningful
In the first quarter of fiscal year 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 2 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information. As this standard was applied retrospectively, the Company reclassified $420 of net periodic benefit cost from selling, general and administrative expenses and direct operating expenses to a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three months ended March 31, 2017.
Revenues
Revenues for the three months ended March 31, 2018 increased $3,321, or 2%, to $186,568 as compared with the prior year period. The net increase was attributable to the following:

Increase in affiliation fee revenue	$4,854
Decrease in advertising revenue	(2,212)
Other net increases	679
$3,321
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single-digit percentage decrease in subscribers as compared with the prior year period.
The decrease in advertising revenue was primarily due to a higher net increase in deferred revenue related to ratings guarantees, partially offset by other net advertising increases.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2018 increased $4,794, or 6%, to $80,322 as compared with the prior year period due to higher rights fees expense of $3,325 and, to a lesser extent, higher other programming-related cost increases of $1,469. The increase in rights fees expense primarily reflects a step-up in expense related to the renewal of a rights agreement with the Buffalo Sabres, annual contractual rate increases and additional league fees related to streaming rights, partially offset by a shift in the timing of the recognition of certain other rights fees expense.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2018 increased $1,714, or 8%, to $23,383 as compared with the prior year period primarily due to higher advertising and marketing costs and, to a lesser extent, other net increases.
Operating income
Operating income for the three months ended March 31, 2018 decreased $2,890, or 3%, to $80,584 as compared with the prior year period primarily due to (as discussed above) higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses (including share-based compensation expense), partially offset by higher revenues and, to a lesser extent, lower depreciation and amortization.
Interest expense
Interest expense for the three months ended March 31, 2018 increased $728, or 7%, to $10,932 as compared with the prior year period primarily due to higher average interest rates in the fiscal year 2018 third quarter (3.1% as compared with 2.5%), partially offset by a lower average principal balance under the Company’s term loan facility (see “Financing Agreements — Senior Secured Credit Facilities”).
Income taxes
Income tax expense for the three months ended March 31, 2018 of $23,505 differs from the income tax expense derived from applying the blended statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $5,135 and other items of $240. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $1,635. The Company anticipates that its fiscal year 2018 fourth quarter tax rate will be higher than the fiscal year 2018 third quarter tax rate as a result of certain adjustments, which are necessary to reflect the impact of the recently enacted tax reform legislation becoming effective at the mid-point of this fiscal year.
Income tax expense for the three months ended March 31, 2017 of $29,436 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $5,384 and other items of $683. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $2,388.
Adjusted operating income
The Company evaluates performance based on several factors, of which the key financial measure is adjusted operating income. Adjusted operating income is defined as operating income (loss) before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits and (iv) gains or losses on sales or dispositions of businesses. Because it is based upon operating income, adjusted operating income also excludes interest expense (including cash interest expense) and other non-operating income and expense items. We believe that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company without regard to the settlement of an obligation that is not expected to be made in cash. We believe adjusted operating income is an appropriate measure for evaluating the operating performance of our Company. Adjusted operating income and similar measures with similar titles are common performance measures used by investors and analysts to analyze our performance. Internally, we use revenues and adjusted operating income measures as the most important indicators of our business performance, and evaluate management’s effectiveness with specific reference to these indicators. Adjusted operating income should be viewed as a supplement to and not a substitute for operating income, net income, cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Since adjusted operating income is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.

The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Three Months Ended		Increase (Decrease) in AOI
	March 31,
	2018	2017
Operating income	$80,584	$83,474	$(2,890)
Share-based compensation	2,862	2,389	473
Depreciation and amortization	2,279	2,576	(297)
Adjusted operating income	$85,725	$88,439	$(2,714)
Adjusted operating income for the three months ended March 31, 2018 decreased $2,714, or 3%, to $85,725 as compared with the prior year period primarily due to (as discussed above) higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses (excluding share-based compensation expense), partially offset by higher revenues.

Results of Operations
Comparison of the Nine Months Ended March 31, 2018 versus the Nine Months Ended March 31, 2017
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Nine Months Ended March 31,				Increase (Decrease) in Net Income
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$525,246	100%	$512,471	100%	$12,775

Direct operating expenses	222,315	42%	206,227	40%	(16,088)
Selling, general and administrative expenses	63,255	12%	59,964	12%	(3,291)
Depreciation and amortization	7,153	1%	7,734	2%	581
Operating income	232,523	44%	238,546	47%	(6,023)
Other income (expense):
Interest income	3,072	1%	2,017	NM	1,055
Interest expense	(31,817)	(6)%	(29,433)	(6)%	(2,384)
Other components of net periodic benefit cost	(1,221)	NM	(1,186)	NM	(35)
	(29,966)	(6)%	(28,602)	(6)%	(1,364)
Income from continuing operations before income taxes	202,557	39%	209,944	41%	(7,387)
Income tax benefit (expense)	41,103	8%	(82,173)	(16)%	123,276
Income from continuing operations	243,660	46%	127,771	25%	115,889
Loss from discontinued operations, net of taxes	—	NM	(120)	NM	120
Net income	$243,660	46%	$127,651	25%	$116,009
_________________
NM – Percentage is not meaningful
In the first quarter of fiscal year 2018, the Company adopted ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 2 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information. As this standard was applied retrospectively, the Company reclassified $1,186 of net periodic benefit cost from selling, general and administrative expenses and direct operating expenses to a separate line item within other income (expense) in the accompanying consolidated statement of operations for the nine months ended March 31, 2017.
Revenues
Revenues for the nine months ended March 31, 2018 increased $12,775, or 2%, to $525,246 as compared with the prior year period. The net increase was attributable to the following:

Increase in affiliation fee revenue	$13,060
Decrease in advertising revenue	(1,599)
Other net increases	1,314
$12,775
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single-digit percentage decrease in subscribers as compared with the prior year period.
The decrease in advertising revenue was primarily due to a higher net increase in deferred revenue related to ratings guarantees, partially offset by other net advertising increases.

Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2018 increased $16,088, or 8%, to $222,315 as compared with the prior year period due to higher rights fees expense of $12,338 and, to a lesser extent, higher other programming-related cost increases of $3,750. The increase in rights fees expense primarily reflects annual contractual rate increases, a step-up in expense related to the renewal of a rights agreement with the Buffalo Sabres, and additional league fees related to streaming rights. The increase in other programming-related costs was due to the absence of the positive impact of the finalization of a matter related to the sale of Fuse recorded in the prior year period and other net increases.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2018 increased $3,291, or 5%, to $63,255 as compared with the prior year period primarily due to higher employee compensation and related benefits (as a result of an increase in share-based compensation expense).
Operating income
Operating income for the nine months ended March 31, 2018 decreased $6,023, or 3%, to $232,523 as compared with the prior year period primarily due to (as discussed above) higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses (including share-based compensation expense), partially offset by higher revenues and, to a lesser extent, lower depreciation and amortization.
Interest expense
Interest expense for the nine months ended March 31, 2018 increased $2,384, or 8%, to $31,817 as compared with the prior year period primarily due to higher average interest rates in fiscal year 2018 (2.9% as compared with 2.4%), partially offset by a lower average principal balance under the Company’s term loan facility (see “Financing Agreements — Senior Secured Credit Facilities”).
Income taxes
Income tax benefit attributable to continuing operations for the nine months ended March 31, 2018 of $41,103 differs from the income tax expense derived from applying the blended statutory federal rate to pretax income due principally to a deferred income tax benefit of $106,446 related to the reduction of the Company’s net deferred tax liabilities based upon the new federal rate. Other decreases included the impact of the tax benefits related to the domestic production activities deduction of $4,668, state rate changes of $1,062, tax return to book provision adjustments in connection with the filing of the Company’s federal, state and local income tax returns of $676, and other items of $253. These decreases were partially offset by the impact of state and local income taxes (net of federal benefit) of $15,165.
Income tax expense attributable to continuing operations for the nine months ended March 31, 2017 of $82,173 differs from the income tax expense derived from applying the statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $14,978 and other items of $253. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $6,330, and tax return to book provision adjustments in connection with the filing of the Company’s federal, state and local income tax returns of $209.
Adjusted operating income
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Nine Months Ended		Increase (Decrease) in AOI
	March 31,
	2018	2017
Operating income	$232,523	$238,546	$(6,023)
Share-based compensation	10,581	7,438	3,143
Depreciation and amortization	7,153	7,734	(581)
Adjusted operating income	$250,257	$253,718	$(3,461)
Adjusted operating income for the nine months ended March 31, 2018 decreased $3,461, or 1%, to $250,257 as compared with the prior year period primarily due to (as discussed above) higher direct operating expenses, largely offset by higher revenues.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our $250,000 revolving credit facility with a syndicate of lenders which was undrawn as of March 31, 2018 (see “Financing Agreements — Senior Secured Credit Facilities” below). In addition, effective January 1, 2018, the Company expects that the recently enacted federal tax reform legislation will result in at least a 20% reduction of its future cash taxes payable on income from continuing operations before income taxes, as compared to amounts that would have otherwise been payable under the prior law. Our principal uses of cash are expected to include working capital-related items, capital spending, taxes, debt service, and repurchase of shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”). The Company’s use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including $194,574 in cash and cash equivalents, as of March 31, 2018, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows, to fund our business operations, repurchase shares of the Company’s Class A Common Stock and service our outstanding term loan (see “Financing Agreements — Senior Secured Credit Facilities” below) over the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
On December 7, 2017, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of March 31, 2018, the Company had $150,000 of availability remaining under its stock repurchase authorization.
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
The Credit Agreement provides MSGN L.P. with senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of: (a) an initial $1,550,000 term loan facility (the “Term Loan Facility”) and (b) a $250,000 revolving credit facility (the “Revolving Credit Facility”), each with a term of five years. In connection with the Distribution, $1,450,000 of the proceeds from the Term Loan Facility was contributed to MSG immediately following the closing of the Senior Secured Credit Facilities. The remainder of the proceeds from the Term Loan Facility were used by MSGN L.P. to pay for certain fees and expenses associated with the Distribution and the Senior Secured Credit Facilities and the balance was designated for use to fund working capital needs and other general corporate purposes of MSGN L.P. The Revolving Credit Facility was undrawn as of March 31, 2018 and is available to fund working capital needs and other general corporate purposes of MSGN L.P. Up to $35,000 of the Revolving Credit Facility is available for the issuance of letters of credit. Subject to the satisfaction of certain conditions and limitations, the Credit Agreement allows for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans.
The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of March 31, 2018, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2018, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. For the nine months ended March 31, 2018, the Company made principal repayments of $106,250, including a voluntary payment of $50,000 made in the third quarter. The Company has made principal payments aggregating $335,000 through March 31, 2018. The Term Loan Facility amortizes quarterly in accordance with its terms through June 30, 2020 with a final maturity date on September 28, 2020.

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
Cash Flow Discussion
Operating Activities from continuing operations
Net cash provided by operating activities from continuing operations for the nine months ended March 31, 2018 increased by $3,178 to $164,851 as compared with the prior year period. This increase was primarily due to lower income taxes paid and, to a lesser extent, other net increases, partially offset by lower income from continuing operations before income taxes as compared with the prior year period.
Investing Activities from continuing operations
Net cash used in investing activities from continuing operations for the nine months ended March 31, 2018 decreased by $1,106 to $1,470 as compared with the prior year period due to lower capital expenditures in the current year period.
Financing Activities from continuing operations
Net cash used in financing activities from continuing operations for the nine months ended March 31, 2018 increased by $8,875 to $109,894 as compared with the prior year period primarily due to higher principal repayments on the Company’s Term Loan Facility.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which provides clarification on the implementation guidance on principal versus agent considerations outlined in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which finalized amendments to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies assessing collectibility, noncash consideration, presentation of sales taxes, completed contracts, and contract modifications at transition. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019, and the Company expects to adopt this standard using the modified retrospective method. The Company has substantially completed the assessment of its significant revenue streams and has begun drafting its revenue recognition policy under the new standard. The Company has not identified any material impact to its consolidated financial statements based on its assessment to date. Continued evaluation of the expected impact of the new guidance or issuance of additional interpretations, if any, could result in an impact that is different from the Company’s preliminary conclusions. The Company continues to assess its other revenue streams and expects the remainder of its assessment to be completed by the end of fiscal year 2018.
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
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill performed during the first quarter of fiscal year 2018. There have been no material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2017. During the first quarter of fiscal year 2018, the Company adopted ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See “Recently Adopted Accounting Pronouncements” in Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information.
Goodwill
The goodwill balance reported on the Company’s consolidated balance sheet as of March 31, 2018 is $424,508. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has one reporting unit for evaluating goodwill impairment. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit.
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
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of May, 2018.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer