Form 10-K
period 2018-06-30
MSG NETWORKS INC.
filed 2018-08-16
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of MSG Networks Inc. as of June 30, 2018 computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of

December 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately: $1,195,743,546.

Number of shares of common stock outstanding as of July 31, 2018:

Class A Common Stock — 61,016,575
Class B Common Stock — 13,588,555

Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2018 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
MSG Networks Inc., incorporated on July 29, 2009, is a Delaware corporation with our principal executive offices at 11 Pennsylvania Plaza, New York, NY, 10001. Unless the context otherwise requires, all references to “we,” “us,” “our” or the “Company” refer collectively to MSG Networks Inc., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. Our telephone number is 212-465-6400, our Internet address is http://www.msgnetworks.com and the investor relations section of our website is http://investor.msgnetworks.com. We make available, free of charge through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). References to our website in this report are provided as a convenience and the information contained on, or available through, our website is not part of this or any other report we file with or furnish to the SEC.
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (“MSG”) (the “Distribution”). In the Distribution, each holder of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), of record as of the close of business, New York City time, on September 21, 2015 (the “Record Date”), received one share of MSG Class A common stock, par value $0.01 per share, for every three shares of the Company’s Class A Common Stock held on the Record Date. Each holder of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”), of record as of the Record Date received one share of MSG Class B common stock, par value $0.01 per share, for every three shares of the Company’s Class B Common Stock held on the Record Date. Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting and the historical financial results of MSG have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the Distribution Date.
Our Company
The Company, an industry leader in sports production, and content development and distribution, owns and operates two award-winning regional sports and entertainment networks, MSG Network (“MSGN”) and MSG+, collectively “MSG Networks.” For nearly 50 years, we have been a pioneer in regional sports programming, setting a standard of excellence, creativity and technological innovation. Today, our exclusive award-winning programming continues to be a valuable differentiator for our viewers, advertisers and the cable, satellite, telephone and other platforms that distribute our networks (“Distributors”). Our networks are widely distributed throughout all of New York State and significant portions of New Jersey and Connecticut, as well as parts of Pennsylvania, collectively our “Regional Territory.” Our networks are also carried nationally by certain Distributors on sports tiers or in similar packages.
We continually seek to enhance the value that our networks provide to viewers, advertisers and Distributors by delivering high-quality, best-in-class content and live viewing experiences utilizing state-of-the-art technology. We operate in the nation’s largest television market, the New York Designated Market Area (“DMA”), and attract an important and coveted demographic. Our unique position in this major media market, as the provider of exclusive live local games of top professional sports teams and other significant sports programming, allows us to optimize distribution revenue and partner with marquee brands to capture advertising sales and explore new content opportunities. We extend the distribution of our content through MSG GO, our live authenticated streaming and video on demand offering, and continue to evaluate new distribution avenues for our programming. In addition, we utilize a dedicated website, and social media platforms to promote our brands by teasing content, spotlighting on-air talent, and providing in-depth information about the teams featured on our networks.
Programming
Beginning with the debut of MSGN as the first regional sports network in the country in 1969, we have been at the forefront of the industry, consistently pushing the boundaries of regional sports coverage. In the process, our networks have become a powerful platform for some of the world’s greatest athletes and entertainers.
With our commitment to programming excellence, we have earned a reputation for best-in-class programming, production, marketing and technical innovation. Over the past ten years, we have won 152 New York Emmy Awards (“Emmys”) for live sports and original programming. This includes 129 Emmys for MSGN alone — more than any other single station or network in the region over that time frame.
The foundation of our programming is our professional sports coverage. MSGN and MSG+ are home to ten professional sports teams. We deliver live games of the New York Knicks (the “Knicks”) of the National Basketball Association (“NBA”); the

New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (“NHL”); the New York Liberty (the “Liberty”) of the Women’s National Basketball Association (“WNBA”); the New York Red Bulls (the “Red Bulls”) of Major League Soccer, and the Westchester Knicks of the National Basketball Association G League. Additionally, we air programming relating to the New York Giants (the “Giants”) and Buffalo Bills (the “Bills”) of the National Football League (“NFL”). Our arrangements include long-term media rights agreements with all of our NBA and NHL teams.
Each year, MSGN and MSG+ collectively telecast approximately 500 live professional games, along with a comprehensive lineup of other sporting events, including college football and basketball, and original programming designed to give fans behind-the-scenes access and insight into the teams and players they love. This content includes comprehensive pre- and post-game coverage throughout the seasons, along with team-related programming that features coaches, players and more, all of which enable us to capitalize on the extraordinary enthusiasm of our teams’ fans. Distinguishing these shows further is our roster of renowned analysts and on-air talent, which includes Mike Breen, Walt Frazier, Sam Rosen, Joe Micheletti, Al Trautwig, and Kenny Albert, among others.
As the regional sports home of both the Giants and the Bills, our networks feature extensive content specifically for fans of both teams, which during the 2017-18 NFL season included pre- and post-game coverage and other team-related programming.
In addition to our live games and team-related programming, we produce an evolving slate of compelling original programming to appeal to our existing viewers and attract new audiences. Notable highlights this past year include: “KNX Gaming,” a first-of-its-kind, behind-the-scenes show featuring the Knicks Gaming team in the NBA 2K League; “Beginnings,” which chronicles how athletes and entertainers got their start; and “People Talking Sports* (*And Other Stuff),” conversations on the latests topics in sports and entertainment, featuring a variety of sports and celebrity guests.

We also debuted “MSG Shorts,” short-form content focused on unique and interesting stories in sports, that is suited for our linear networks, as well as digital and social platforms, and targeted to a younger audience. This programming has included popular content from Complex, an urban lifestyle media platform, including “Sneaker Shopping,” “Hot Ones” and “Sean in the Wild;” “Sports Stories of New York,” short documentaries on rarely-told stories in New York sports; and short-form interviews with high-profile athletes and celebrities.

MSG Networks also showcase a wide array of other sports and entertainment programming, which this past year included live National Collegiate Athletic Association basketball and football, Union of European Football Association soccer, Bundesliga soccer, and Ultimate Fighting Championship and other mixed martial arts, as well as tennis and boxing programs.

In addition to MSGN and MSG+, the Company distributes programming through MSG GO. MSG GO allows subscribers to access live television and on demand content, including all Knicks, Rangers, Islanders, Devils, Sabres, Liberty, Red Bulls and Westchester Knicks games appearing on our networks in a subscriber’s geographic region, using their smartphones, tablets and computers. MSG GO is currently available to subscribers of all our major Distributors.
Revenue
The Company generates revenues principally from affiliate fees charged to Distributors for the right to carry our programming networks, as well as from the sale of advertising. The following customers each accounted for more than 10% of consolidated revenues for the year ended June 30, 2018: Altice USA, AT&T, Charter, and Verizon.
Affiliation Fee Revenue
Our networks are distributed pursuant to carriage agreements that are typically structured as multi-year agreements with staggered expiration dates and generally provide for annual contractual rate increases. We primarily earn revenue under these agreements based on the number of each Distributor’s subscribers or subscribers that receive our networks. Our affiliation agreements include certain protections relating to the manner in which our networks are carried, and the compensation for such carriage. Examples of such protections include: carriage requirements; penetration minimums (which may require that our networks are made available to significant percentages of our Distributors’ basic subscribers); tag-along requirements (which require that MSGN and MSG+ are carried on the same tier as other networks); and/or payment minimums (which require us to be compensated based on significant percentages of our Distributors’ subscribers). Affiliation fee revenue constituted at least 90% of our consolidated revenues for the year ended June 30, 2018.
MSGN and MSG+ are widely carried by major Distributors in our region, with an average combined reach of approximately 7.0 million viewing subscribers (as of the most recent available information) in our Regional Territory. Our networks also enjoy national distribution with certain Distributors on sports tiers or in similar packages.

Advertising Revenue
The Company’s programming, Regional Territory and viewer demographics make our networks attractive to advertisers. Our networks operate in the largest television market in the country, the New York DMA, and, with our exclusive live game coverage, offer advertisers an increasingly scarce asset in today’s evolving media landscape - the ability to reach engaged audiences on a live basis. MSG Networks’ viewers, a significant portion of whom are between the ages of 25-54 with high household incomes, also offer an appealing demographic for advertisers.
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
Garden of Dreams Foundation
Our Company has a close association with the Garden of Dreams Foundation (the “Foundation”), a non-profit charity that has brightened the lives of nearly 375,000 children and their families. The Foundation, which started in 2006, works with 30 partner organizations throughout the tristate area, including hospitals, wish organizations and community-based organizations, to reach children who are facing challenges such as homelessness, extreme poverty, illness and foster care. The Foundation takes pride in its commitment to truly change lives, hosting more than 500 events and programs each year. The Company and the Foundation present “MSG Classroom,” an Emmy Award-winning educational program to teach high school students about the media industry. The eight-week program provides a hands-on opportunity for students to develop skills, including broadcasting, script writing and production, and culminates with the students creating their own programming feature. The MSG Classroom program has been recognized with multiple Beacon Awards in the “Education” category, as well as an Emmy Award in the “Community Service” category.
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
Competition
Distribution of Programming Networks
The business of distributing programming networks is highly competitive. Our programming networks face competition from other programming networks, including other regional sports networks, for the right to be carried by a particular distributor, and for the right to be carried on the service tier that will attract the most subscribers. Once a programming network of ours is carried by a distributor, that network competes for viewers not only with the other programming networks available through the distributor, but also with pay-per-view programming and video on demand offerings, as well as Internet and online streaming services, mobile applications, radio, print media, motion picture theaters, home video, and other sources of information, sporting events and entertainment. Each of the following competitive factors are important to our networks: the prices we charge for our programming networks, the quantity, quality (in particular, the performance of the sports teams whose media rights we control) and the variety of the programming offered on our networks; and the effectiveness of our networks’ marketing efforts.
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
Sources of Programming
We also compete with other networks and other distribution outlets to secure desired programming, including sports-related programming. Competition for programming increases as the number of programming networks and distribution outlets, including, but not limited to, streaming outlets, increases. Other programming networks, or distribution outlets, that are affiliated with or otherwise have larger relationships with programming sources such as sports teams or leagues, movie or television studios, or film libraries may have a competitive advantage over us in this area.

Competition for Sports Programming Sources
Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our networks. In connection with the Distribution, the Company entered into long-term media rights agreements with MSG providing us with the exclusive media rights to Knicks and Rangers games, and the Company has long-term media rights agreements with the Islanders, Devils and Sabres. Our rights with respect to these professional teams may be limited in certain circumstances due to rules imposed by the leagues in which they compete. Our programming networks compete for telecast rights for other teams or events principally with national or regional programming networks that specialize in or carry sports programming; local and national commercial broadcast television networks; independent syndicators that acquire and resell such rights nationally, regionally and locally; and Internet and mobile-based distributors of programming. Some of our competitors may own or control, or are owned or controlled by, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. For example, two professional sports teams located in New York have ownership interests in programming networks featuring the games of their teams. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their platforms.
The increasing amount of sports programming available on a national basis, including pursuant to national media rights arrangements (e.g., NBA on ABC, ESPN, and TNT and NHL on NBC and NBC Sports Network), as part of league-controlled sports programming networks (e.g., NBA TV and NHL Network), in out-of-market packages (e.g., NBA League Pass and NHL Center Ice), league and other websites, mobile applications and streaming outlets, may have an adverse impact on our competitive position as our programming networks compete for distribution and for viewers.
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
Employees
As of June 30, 2018 we had approximately 180 full-time union and non-union employees and 610 part-time union and non-union employees. As of June 30, 2018, approximately 75% of the Company’s workforce is subject to collective bargaining agreements (“CBAs”). As of June 30, 2018, approximately 4% of the Company’s workforce that is subject to a CBA is covered by a CBA that is expired. In addition, as of June 30, 2018, approximately 87% of the Company’s workforce that is subject to a CBA is covered by a CBA that expires within the next fiscal year. Labor relations in general and in the sports and entertainment industry in particular can be volatile, though we believe that our current relationships with our unions taken as a whole are positive.
Financial Information about Segments and Geographic Areas
Following the Distribution, the Company operates and reports financial information in one segment. Substantially all revenues and assets of the Company are attributed to or located in the United States, and are primarily concentrated in the New York City metropolitan area. Financial information for each of the years ended June 30, 2018, 2017, and 2016 is set forth in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II — Item 8. Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
Our business is dependent upon affiliation relationships with a limited number of Distributors. The loss of any of our significant Distributors, the failure to renew on terms as attractive as our existing agreements (or to do so in a timely manner) or disputes with our counterparties relating to the interpretation of their agreements with us could materially negatively affect our business and results of operations. See “— We Depend on a Limited Number of Distributors for a Significant Portion of Our Revenues and Further Industry Consolidation Could Adversely Affect Our Business and Results of Operations.”
Our Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations.
Our business competes, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video on demand, online streaming services, and other content offered by distributors. We also compete for viewers and advertisers with content offered over the Internet, mobile media, radio, motion picture, home video and other sources of information and entertainment and advertising services. Important competitive factors are the prices we charge for our programming networks, the quantity, quality (in particular, the performance of the sports teams whose media rights we control), the variety of the programming offered and the effectiveness of marketing efforts.
New or existing programming networks that are owned by or affiliated with broadcast networks such as NBC, ABC, CBS or Fox may have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreement giving the distributor the right to carry a broadcast station owned by or affiliated with the network. For example, regional sports networks affiliated with Fox and NBC are carried on certain OTT platforms that do not currently carry our networks.
The competitive environment in which our business operates may also be affected by technological developments. It is difficult to predict the future effect of technology on many of the factors affecting our competitive position.
With respect to advertising services, factors affecting the degree and extent of competition include prices, reach and audience demographics among others. Some of our competitors are large companies that have greater financial resources available to them than we do which could impact our viewership, and the resulting advertising revenues.
We May Not Be Able to Adapt to New Content Distribution Platforms and to Changes in Consumer Behavior Resulting From Emerging Technologies, Which May Have a Material Negative Effect on Our Business and Results of Operations.
We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies may affect our ability to maintain and/or grow our business. Emerging forms of content distribution may provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition could reduce demand for our programming networks or for the offerings of our Distributors and reduce our revenue from these sources. Content providers (such as certain broadcast and cable networks) and new content developers, distributors and syndicators (such as Amazon and Netflix), are distributing programming directly to consumers on an OTT basis. Such direct-to-consumer OTT distribution of content may facilitate consumers eliminating or downgrading their pay television subscription, which may result in certain consumers not receiving our programming networks.  Gaming and other consoles such as Microsoft’s Xbox, Sony’s PlayStation, Nintendo’s Wii, Apple TV, and Roku are also establishing themselves as alternative providers of video services. Such changes may impact the revenues we are able to generate from our traditional distribution methods, by decreasing the viewership of our programming networks on cable and other MVPD systems which are almost entirely directed at television video delivery and/or by making advertising on our programming networks less valuable to advertisers. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there could be a material negative effect on our business and results of operations. MSG GO, which is our live streaming and on-demand product, is available to subscribers through all of our major Distributors. There can be no assurance that MSG GO will be able to attract a meaningful number of users.
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
During the last few years, the number of subscribers to traditional MVPD services in the U.S. has been declining. In addition, Distributors have introduced, marketed and/or modified tiers or bundles of programming that have impacted the number of subscribers that receive our programming networks, including tiers or bundles of programming that exclude our programming networks. As a result of these factors, the Company has experienced a decrease in viewing subscribers during each of our last three fiscal years, which has adversely affected our operating results.
If traditional MVPD service offerings are not attractive to consumers due to pricing, increased competition from OTT services, increased dissatisfaction with the quality of traditional MVPD services, poor economic conditions or other factors, more consumers may (i) cancel their traditional MVPD service subscriptions or choose not to subscribe to traditional MVPD services, (ii) elect to instead subscribe to OTT services, which in some cases may be offered at a lower price-point or (iii) elect to subscribe to smaller bundles of programming which may not include our programming networks. If the rate of decline in the number of traditional MVPD service subscribers increases or if subscribers shift to OTT services or smaller bundles of programming that do not include the Company’s programming networks, this may have a material negative effect on the Company’s revenues.
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
Advertising revenues depend on a number of factors, many of which are beyond our control, such as: (i) the health of the economy in the markets our businesses serve and in the nation as a whole; (ii) general economic trends in the advertising industry; (iii) the popularity of our programming; (iv) the activities of our competitors, including increased competition from other forms of advertising-based media (such as Internet, mobile media, other programming networks, radio and newspaper); (v) shifts in consumer viewing patterns, including consumers watching more non-traditional and shorter-form video content online, and the increased use of DVRs to skip advertisements; (vi) declining consumer tolerance for commercial interruptions; (vii) an increasing shift of advertising expenditures to online and mobile offerings; (viii) increasing audience fragmentation caused by increased availability of alternative forms of leisure and entertainment activities; (ix) consumer budgeting and buying patterns; (x) the extent of the distribution of our networks; and (xi) team performance. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities, which could cause our revenues and operating results to decline significantly in any given period. Even in the absence of a general recession or downturn in the economy, an individual business sector that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. In such case, a reduction in advertising expenditures by such a sector may adversely affect our revenues.
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
In addition, we cannot ensure that our programming will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors, many of which are beyond our control, such as viewer preferences, the level of distribution of our programming, team performance, competing programming and the availability of other entertainment options. A shift in viewer preferences could cause our advertising revenues to decline as a result of changes to the ratings for our programming and materially negatively affect our business and results of operations. As noted below, MSG has the exclusive right and obligation to sell our advertising availabilities on our behalf for a commission and, as a result, our advertising revenues are dependent to a material extent on MSG’s sales performance, subject to certain termination rights. See “—We Rely on MSG’s Performance Under Various Agreements.”
Our Media Rights Agreements With Various Professional Sports Teams Have Varying Durations and Terms and We May Be Unable to Renew Those Agreements on Acceptable Terms or Such Rights May Be Lost for Other Reasons.
Our business is dependent upon media rights agreements with professional sports teams. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. Even if we are able to renew such agreements, the Company’s results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in affiliation and advertising revenues. In addition, one or more of these teams may seek to establish their own programming network or join one of our competitor’s networks and, in certain circumstances, we may not have an opportunity to bid for the media rights. Moreover, the value of these agreements may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season. The value of these media rights can also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute games. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect our business and results of operations. In addition, our affiliation agreements typically include certain remedies in the event our networks fail to meet a minimum number of professional event telecasts, and, accordingly, any loss of rights could materially negatively affect our business and results of operations.
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
Our Business is Substantially Dependent on the Popularity of the NBA and NHL Teams Whose Media Rights We Control.
Our business has historically been, and we expect will continue to be, dependent on the popularity of the NBA and NHL teams whose local media rights we control and, in varying degrees, those teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in increased viewership and advertising revenues. Furthermore, success in the regular season may qualify a team for participation in the post-season, which generates increased excitement and interest in the teams, which can improve viewership and advertising revenues. In addition, if a team declines in popularity or fails to generate fan enthusiasm, this may negatively impact the terms on which our affiliate agreements are renewed. There can be no assurance that any sports team will generate fan enthusiasm or compete in post-season play and the failure to do so could result in a material negative effect on our business and results of operations.

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
Our business is subject to federal, state and local laws and regulations. Some FCC regulations apply to us directly and other FCC regulations, although imposed on distributors, affect programming networks indirectly. See “Item 1. Business — Regulation.” Legislative enactments, court actions, and federal regulatory proceedings could materially affect our programming business by modifying the rates, terms, and conditions under which we offer our programming networks to distributors and the public, or otherwise materially affect the range of our activities or strategic business alternatives. We cannot predict the likelihood or results of any such legislative, judicial, or regulatory actions. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of distributors, our business could be affected. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, amend, or repeal, laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our business. The regulation of distributors is subject to the political process and has been in constant flux over the past two decades. Further material changes in the law and regulatory requirements must be anticipated. Our business and our results of operations may be materially negatively affected by future legislation, new regulation or deregulation.
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
Through our operations, we may collect, and store, including by electronic means, certain personal information that is provided to us, including through registration on our websites, mobile applications or otherwise in communication or interaction with us. These activities require the use of online services and centralized data storage, including through third party service providers. Data maintained in electronic form is subject to the risk of intrusion, tampering, theft or other malicious activity. Our ability to safeguard such personal information and other confidential information, including information regarding the Company and our Distributors, advertisers and employees, is important to our business. We take these matters seriously and take significant steps to protect our stored information. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the risks of a data breach cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, Distributor, advertiser, Company, employee and other confidential information may be compromised. This could compromise the security of information on our network, or that of a third-party service provider, including MSG to which we outsource information technology support, due to employee error, computer malware or ransomware, viruses, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. As a result, such personal and/or confidential information may be lost, disclosed, accessed or taken without their consent, and the security of our other confidential information may be compromised. See —“We Rely on MSG’s Performance Under Various Agreements” for a discussion of services MSG performs on our behalf.
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
Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is substantially dependent upon the efforts of unionized workers. As of June 30, 2018, approximately 75% of our employees are subject to CBAs. Any labor disputes, such as strikes or lockouts, with the unions with which we have collective bargaining agreements, could have a material negative effect on our business and results of operations by impacting our ability to produce or present programming.
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
We use satellite and other systems to transmit our programming services to Distributors. The distribution facilities include uplinks, communications satellites, and downlinks. Notwithstanding certain back-up and redundant systems, transmissions may be disrupted, including as a result of events that impair uplinks, downlinks or transmission facilities or the impairment of satellite or terrestrial facilities. Currently, there are a limited number of communications satellites available for the transmission of programming, and their continued availability may depend upon a variety of factors including business conditions, technology issues, and changes in law or regulation. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. In addition, we rely upon various internal and third-party systems or software in the operation of our business, including, with respect to database, human resource management, and financial systems. From time to time, certain of these arrangements may not be covered by long-term agreements. In addition, such distribution facilities and/or internal or third party services, systems or software could be adversely impacted by cybersecurity threats including unauthorized breaches. The failure or unavailability of distribution facilities or these internal and third-party services, systems or software, depending upon its severity and duration, could have a material negative effect on our business and results of operations.
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

As of July 31, 2018, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively own all of our outstanding Class B Common Stock and approximately 3.2% (inclusive of options exercisable within 60 days of the date hereof) of our outstanding Class A Common Stock, and as a result hold approximately 70.0% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group holding Class B Common Stock have executed a stockholders agreement (the “Stockholders Agreement”) that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own 40.5% of the outstanding Class B Common Stock (“Excluded Trusts”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney, and Marianne Dolan Weber. The Dolan Family Committee generally acts by a majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney, and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B Common Stock owned by Excluded Trusts are to be voted on all matters in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
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
Members of the Dolan Family Group have entered into the Stockholders Agreement relating, among other things, to the voting of their shares of our Class B Common Stock. As a result, we are a “controlled company” under the corporate governance rules of New York Stock Exchange (“NYSE”). Our Board of Directors has elected for the Company to be treated as a “controlled company” under NYSE corporate governance rules and not to comply with the NYSE requirement for a majority independent board of directors and for an independent corporate governance and nominating committee because of our status as a controlled company. Nevertheless, our Board of Directors has elected to comply with the NYSE requirement for an independent compensation committee.
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
Our Executive Chairman, James L. Dolan, also serves as Executive Chairman and Chief Executive Officer of MSG, and our Executive Vice President, General Counsel and Secretary, Lawrence J. Burian, also serves as the Executive Vice President, General Counsel and Secretary of MSG. As a result, not all of our executive officers devote their full time and attention to the Company’s affairs. In addition, our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of both MSG and AMC Networks, and one of our directors, Charles F. Dolan, is the Executive Chairman of AMC Networks. Furthermore, six (including James L. Dolan) members of our Board of Directors are also directors of MSG and six (including James L. Dolan) members of our Board of Directors are also directors of AMC Networks concurrently with their service on our Board of Directors. The overlapping officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on the one hand, and MSG or AMC Networks on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG or AMC Networks and us. In addition, certain of our directors and officers hold MSG and/or AMC Networks stock, performance stock units, restricted stock units, and/or or cash performance awards. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and MSG or AMC Networks. See “Certain Relationships and Potential Conflicts of Interest” in our Proxy Statement filed with the SEC on October 27, 2017 and “Certain Relationships and Related Party Transactions — Certain Relationships and Potential Conflicts of Interest” in MSG’s registration statement on Form 10 filed with the SEC on September 11, 2015 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with MSG and/or AMC Networks that may arise.
Our Overlapping Directors and Executive Officers With MSG and/or AMC Networks May Result in the Diversion of Corporate Opportunities and Other Conflicts to MSG and/or AMC Networks and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSG and/or AMC Networks and their respective subsidiaries and that the Company may engage in material business transactions with such entities. The Company’s Board of Directors has adopted resolutions putting in place policies and arrangements whereby the Company has renounced its rights to certain business opportunities and no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of MSG and/or AMC Networks and their subsidiaries will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in such policies) to MSG and/or AMC Networks or any of their subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company.
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
We Rely on MSG’s Performance Under Various Agreements.
We have various agreements with MSG, including a distribution agreement, a tax disaffiliation agreement, a services agreement, an employee matters agreement, an advertising sales representation agreement, a trademark license agreement and media rights agreements, as well as certain other arrangements. These agreements govern our relationship with MSG subsequent to the Distribution and include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Distribution. In connection with the Distribution, we agreed to provide MSG with indemnities with respect to liabilities arising out of our businesses and MSG agreed to provide us with indemnities with respect to liabilities arising out of the businesses we transferred to MSG. These agreements also include arrangements with respect to support services and a number of on-going commercial relationships, including our production and exhibition of Knicks and Rangers games, the sale of our advertising inventory by MSG and our use of the “MSG” brand. The advertising sales representation agreement, services agreement and trademark licensing agreement are each subject to potential termination by MSG in the event MSG and the Company are no longer affiliates.
MSG provides certain business services that were performed by internal resources prior to the Distribution, such as information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions. These services include the collection and storage of certain personal information regarding employees and/or customers as well as information regarding the Company and our Distributors and advertisers. See also “— We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in the Disclosure of Confidential Information, Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses”. The services agreement expired on June 30, 2018. In connection with the expiration of the services agreement, the Company entered into an interim agreement with MSG, pursuant to which each party provides the other with the services described above on the same terms as provided in the services agreement on an interim basis while a new agreement is finalized.
The media rights agreements provide us with the exclusive media rights to Knicks and Rangers games. Rights fees under these media rights agreements amounted to approximately $140.6 million for the year ended June 30, 2018. The rights fees increase annually and are subject to adjustments in certain circumstances, including if MSG does not make available a minimum number of games in any year.
Our advertising sales representation agreement with MSG, which has a term through June 30, 2022, provides for MSG to act as our advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on our behalf for a commission. All of our advertising sales personnel were transferred to MSG in connection with the Distribution. As a result of this arrangement, we depend on MSG’s performance for the sale of our advertising. The advertising sales representation agreement is subject to certain termination rights, including MSG’s right to terminate if MSG and the Company are no longer affiliates and the Company’s right to terminate if certain sales thresholds are not met unless MSG elects to pay the Company the shortfall.
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
Our Class A Common Stock is listed on the NYSE under the symbol “MSGN.”
Performance Graph

The following graph compares the cumulative total return of our Class A Common Stock for the last five years with the performance for the same period of the Russell 3000 Index and S&P Composite 1500 Media Index. The Bloomberg Global Entertainment Media Competitive Peer Index which was previously used by the Company was discontinued September 28, 2017. The comparison assumes an investment of $100 on June 30, 2013 and reinvestment of dividends. The Distribution is treated as a reinvestment of a special dividend pursuant to SEC rules. The stock price performance in this graph is not necessarily indicative of future stock performance.

	Base Period 6/30/13	06/30/14	06/30/15	06/30/16	06/30/17	06/30/18
MSG Networks Inc.	$100.00	$105.40	$140.91	$96.77	$141.63	$151.09
Russell 3000 Index	100.00	125.22	134.35	137.23	162.63	186.66
S&P Composite 1500 Media Index	100.00	129.07	145.56	139.62	162.88	162.84
Bloomberg Global Entertainment Media Competitive Peer Index (a)	100.00	132.23	149.26	120.63	134.95	N/A
(a) The Bloomberg Global Entertainment Media Competitive Peer Index which was previously used by the Company was discontinued September 28, 2017.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2018, there were 1,042 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock. As of June 30, 2018, there were 14 holders of record of our Class B Common Stock.
We did not pay any dividend on our common stock during the 2018 and 2017 fiscal years and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future. Our senior secured credit facilities restrict our ability to declare dividends in certain situations (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements —    Senior Secured Credit Facilities”).

Price Range of MSG Networks Inc. Class A Common Stock
The following tables set forth for the periods indicated the intra-day high and low sales prices per share of our Class A Common Stock as reported on the NYSE:

Year Ended June 30, 2018	High	Low
For the Quarter ended June 30, 2018	$24.60	$17.95
For the Quarter ended March 31, 2018	26.30	20.35
For the Quarter ended December 31, 2017	22.08	16.15
For the Quarter ended September 30, 2017	23.45	19.75
Year Ended June 30, 2017
For the Quarter ended June 30, 2017	$25.30	$20.80
For the Quarter ended March 31, 2017	23.95	21.15
For the Quarter ended December 31, 2016	22.85	18.20
For the Quarter ended September 30, 2016	18.98	14.73
Issuer Purchases of Equity Securities
The following table presents information about the Company’s repurchases of Class A Common Stock that were made during the three months ended June 30, 2018 (amounts are presented in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2018 - April 30, 2018	—	$—	—	$—
May 1, 2018 - May 31, 2018	455	$19.27	455	$141,221
June 1, 2018 - June 30, 2018	258	$19.62	258	$136,165
	713	$19.39	713
________________
(a) On December 7, 2017, Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company's Class A Common Stock. As of June 30, 2018, the Company had remaining authorization of $136,165 for future repurchases. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company may also choose to fund its stock repurchase program through other funding sources including utilizing its revolving credit facility. Total number of shares purchased are determined based on the settlement date of such trades.

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

	For Years Ended June 30,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Operating Data:
Revenues	$696,651	$675,352	$658,198	$631,010	$714,514
Direct operating expenses	291,082	271,119	267,233	215,783	258,351
Selling, general and administrative expenses	83,073	79,040	100,752	152,706	197,763
Depreciation and amortization (including impairments)	9,338	10,296	14,583	17,641	20,810
Gain on sale of Fuse	—	—	—	(186,178)	—
Operating income	313,158	314,897	275,630	431,058	237,590
Other income (expense):
Interest income	4,388	2,782	2,368	2,068	1,918
Interest expense	(43,312)	(40,108)	(31,683)	(4,040)	(5,877)
Other components of net periodic benefit cost	(1,710)	(1,633)	(2,044)	(3,747)	(2,797)
Miscellaneous expense	—	—	(2)	(4)	(1,441)
	(40,634)	(38,959)	(31,361)	(5,723)	(8,197)
Income from continuing operations before income taxes	272,524	275,938	244,269	425,335	229,393
Income tax benefit (expense)	16,338	(108,476)	(80,971)	(176,905)	(86,534)
Income from continuing operations	288,862	167,462	163,298	248,430	142,859
Income (loss) from discontinued operations, net of taxes	—	(120)	(155,664)	6,271	(27,791)
Net income	$288,862	$167,342	$7,634	$254,701	$115,068
Earnings (loss) per share:
Basic
Income from continuing operations	$3.83	$2.23	$2.17	$3.22	$1.85
Income (loss) from discontinued operations	—	—	(2.07)	0.08	(0.36)
Net income	3.83	2.22	0.10	3.30	1.49
Diluted
Income from continuing operations	$3.81	$2.22	$2.16	$3.20	$1.83
Income (loss) from discontinued operations	—	—	(2.06)	0.08	(0.36)
Net income	3.81	2.21	0.10	3.28	1.47
Weighted-average number of common shares outstanding:
Basic	75,381	75,213	75,152	77,138	77,142
Diluted	75,820	75,560	75,527	77,687	78,167
Balance Sheet Data:
Total assets	$849,612	$805,044	$806,542	$3,019,829	$2,925,961
Total long-term debt	1,190,431	1,312,845	1,477,759	—	—
Capital lease obligations	—	—	—	—	1,967
Total stockholders’ equity (deficiency)	(657,742)	(944,207)	(1,119,958)	1,723,522	1,604,444

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this MD&A, there are statements concerning the future operating and financial performance of the Company, including a possible reduction in future cash taxes payable. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and financial performance and plans identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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

•	the ability of our Distributors to maintain subscriber levels;

•	the impact of subscribers selecting Distributors’ packages that do not include our networks or Distributors that do not carry our networks at all;

•	the security of our program signal and electronic data;

•	general economic conditions especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the demand for advertising and sponsorship arrangements and viewer ratings for our networks;

•	competition, for example, from other regional sports networks;

•	the relocation or insolvency of professional sports teams with which we have a media rights agreement;

•	our ability to maintain, obtain or produce content, together with the cost of such content;

•	our ability to renew or replace our media rights agreements with professional sports teams;

•
the acquisition or disposition of assets and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions, and the operating and financial performance thereof (including those that we do not control);

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws and changes in such regulations or laws;

•	the impact of sports league rules, regulations and/or agreements and changes thereto;

•	our dependence on The Madison Square Garden Company (“MSG”), AMC Networks Inc., and other third-party providers for the provision of certain services;

•	cybersecurity and similar risks which could result in the disclosure of confidential information, disruption of our business or damage to our brands and reputation;

•	our substantial debt and high leverage;

•	any reduction in our access to capital and credit markets or significant increases in costs to borrow;

•	financial community perceptions of our business, operations, financial condition and the industry in which we operate;

•	the impact of the Tax Cuts and Jobs Act on our income tax benefit (expense) and deferred tax liabilities;

•	the tax-free treatment of the Distribution; and

•	the factors described under “Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our” or the “Company” refer collectively to MSG Networks Inc., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. The Company owns and operates two regional sports and entertainment networks, MSG Network (“MSGN”) and MSG+, collectively the “MSG Networks.”
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (“MSG”) (the “Distribution”). In the Distribution, each holder of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), of record as of the close of business, New York City time, on September 21, 2015 (the “Record Date”), received one share of MSG Class A common stock, par value $0.01 per share, for every three shares of the Company’s Class A Common Stock held on the Record Date. Each holder of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”), of record as of the Record Date received one share of MSG Class B common stock, par value $0.01 per share, for every three shares of the Company’s Class B Common Stock held on the Record Date. Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting and the historical financial results of MSG have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the Distribution Date.
Following the Distribution, the Company operates and reports financial information in one segment.
This MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our consolidated results of operations for the years ended June 30, 2018, 2017 and 2016.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the years ended June 30, 2018, 2017 and 2016.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section provides a discussion of accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are discussed in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Business Overview
The Company owns and operates two regional sports and entertainment networks, MSGN and MSG+. MSGN and MSG+ are home to 10 professional sports teams. We deliver live games of the New York Knicks (the “Knicks”) of the National Basketball Association (“NBA”); the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (“NHL”); the New York Liberty of the Women’s National Basketball Association; the New York Red Bulls of Major League Soccer, and the Westchester Knicks of the National Basketball Association G League. Additionally, we air programming relating to the New York Giants and Buffalo Bills of the National Football League.
Revenue Sources
The Company earns revenues from two primary sources: affiliation fees and advertising.
Affiliation Fee Revenue
The Company earns affiliation fee revenue from distributors that carry our programming networks. The fees we receive depend largely on the demand from subscribers for our programming. Affiliation fee revenue constituted at least 90% of our consolidated revenues for each of the years ended June 30, 2018, 2017 and 2016.
Advertising Revenue
The Company primarily earns advertising revenue through the sale of commercial time to advertisers during our programming or through the sale of program sponsorship rights. The Company has an advertising sales representation agreement with MSG, which has a term through June 30, 2022, that provides for MSG to act as the Company’s advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The advertising sales representation agreement is subject to certain termination rights, including MSG’s right to terminate if MSG and the Company are no longer affiliates and the Company’s right to terminate if certain sales thresholds are not met unless MSG elects to pay the Company the shortfall.
Direct Operating Expenses
Direct operating expenses primarily include the cost of professional team rights acquired under media rights agreements to telecast various sporting events on our networks, and other direct programming and production costs of our networks.
The Company has long-term media rights agreements with the Knicks, Rangers, Islanders, Devils and Sabres. The professional team media rights acquired under these agreements to telecast various sporting events and other programming for exhibition on our networks are typically expensed on a straight-line basis over the applicable annual contract or license period. We negotiate directly with the teams to determine the fee and other provisions of the media rights agreements. Media rights fees for sports programming are influenced by, among other things, the size and demographics of the geographic area in which the programming is distributed, and the popularity and/or the competitiveness of a team. In connection with the Distribution, the Company entered into media rights agreements with the Knicks and the Rangers, which provide the Company with exclusive media rights to the teams’ games in their local markets. These agreements were effective July 1, 2015. Prior to the Distribution Date, these rights fees were eliminated in consolidation; however the pre-Distribution Date amounts are now presented as revenues in the loss from discontinued operations line with the offsetting expense in direct operating expenses, within continuing operations, in the accompanying consolidated statement of operations for the year ended June 30, 2016.
Other direct programming and production costs include, but are not limited to, the salaries of on-air personalities, producers, directors, technicians, writers and other creative staff, as well as expenses associated with location costs, remote facilities and maintaining studios, origination, and transmission facilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of administrative costs, including employee compensation and related benefits, professional fees, as well as sales commissions and advertising and marketing costs.
Selling, general and administrative expenses for periods prior to the Distribution include certain corporate overhead expenses that did not meet the criteria for inclusion in discontinued operations.

Factors Affecting Operating Results
The financial performance of our business is affected by the affiliation agreements we negotiate with Distributors, the number of subscribers of certain Distributors, and also by the advertising rates we charge advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams carried on MSG Networks as well as the cost and the attractiveness of our programming content.
Due largely to our long-term media rights agreements with our NBA and NHL teams and the generally recurring nature of our affiliation fee revenue, MSG Networks has consistently produced operating profits for a number of years. Advertising revenues are less predictable and can vary based upon a number of factors, including general economic conditions, team performance and the performance of MSG under our advertising sales representation agreement.
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

Results of Operations
Comparison of the Year Ended June 30, 2018 versus the Year Ended June 30, 2017
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Years Ended June 30,				Increase (Decrease) in Net Income
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$696,651	100%	$675,352	100%	$21,299

Direct operating expenses	291,082	42%	271,119	40%	(19,963)
Selling, general and administrative expenses	83,073	12%	79,040	12%	(4,033)
Depreciation and amortization	9,338	1%	10,296	2%	958
Operating income	313,158	45%	314,897	47%	(1,739)
Other income (expense):
Interest income	4,388	1%	2,782	NM	1,606
Interest expense	(43,312)	(6)%	(40,108)	(6)%	(3,204)
Other components of net periodic benefit cost	(1,710)	NM	(1,633)	NM	(77)
	(40,634)	(6)%	(38,959)	(6)%	(1,675)
Income from continuing operations before income taxes	272,524	39%	275,938	41%	(3,414)
Income tax benefit (expense)	16,338	2%	(108,476)	(16)%	124,814
Income from continuing operations	288,862	41%	167,462	25%	121,400
Loss from discontinued operations, net of taxes	—	NM	(120)	NM	120
Net income	$288,862	41%	$167,342	25%	$121,520
___________________________________
NM – Percentage is not meaningful
In the first quarter of fiscal year 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information. As this standard was applied retrospectively, the Company reclassified $1,633 of net periodic benefit cost from selling, general and administrative expenses and direct operating expenses to a separate line item within other income (expense) in the accompanying consolidated statement of operations for the year ended June 30, 2017.
Revenues
Revenues for the year ended June 30, 2018 increased $21,299, or 3%, to $696,651 as compared with the prior year. The net increase was attributable to the following:

Increase in affiliation fee revenue	$22,269
Decrease in advertising revenue	(2,801)
Other net increases	1,831
$21,299
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single-digit percentage decrease in subscribers as compared with the prior year.
The decrease in advertising revenue was due to lower playoff-related advertising sales, partially offset by other net advertising increases.

Direct operating expenses
Direct operating expenses for the year ended June 30, 2018 increased $19,963, or 7%, to $291,082 as compared with the prior year due to higher rights fees expense of $16,056 and, to a lesser extent, higher other programming-related cost increases of $3,907. The increase in rights fees expense primarily reflects annual contractual rate increases, a step-up in expense related to the renewal of a rights agreement with the Buffalo Sabres, and additional league fees related to streaming rights. The increase in other programming-related cost was primarily due to the absence of the positive impact of the finalization of a matter related to the sale of Fuse recorded in the prior year period, and other programming-related cost increases.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2018 increased $4,033, or 5%, to $83,073 as compared with the prior year primarily due to higher employee compensation and related benefits (largely as a result of an increase in share-based compensation expense), partially offset by lower advertising and marketing costs and advertising sales commissions.
Operating income
Operating income for the year ended June 30, 2018 decreased $1,739, or 1%, to $313,158 as compared with the prior year period primarily due to (as discussed above) higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses (including share-based compensation expense), largely offset by higher revenues and, to a lesser extent, lower depreciation and amortization.
Interest expense
Interest expense for the year ended June 30, 2018 increased $3,204, or 8%, to $43,312 as compared with the prior year primarily due to higher average interest rates in fiscal year 2018 (3.0% as compared with 2.5%), partially offset by a lower average principal balance under the Company’s term loan facility (see “Financing Agreements — Senior Secured Credit Facilities”).
Income taxes
Income tax benefit attributable to continuing operations for the year ended June 30, 2018 of $16,338 differs from the income tax expense derived from applying the 28% blended statutory federal rate to pretax income due principally to a deferred income tax benefit of $106,446 related to the reduction of the Company’s net deferred tax liabilities based upon the new federal rate. Other decreases included the impact of tax benefits related to the domestic production activities deduction of $3,585, tax return to book provision adjustments in connection with the finalizing of the Company's federal, state and local income tax returns of $3,411, state rate changes of $497, and other items of $241. These decreases were partially offset by the impact of the state and local income taxes (net of federal benefit) of $21,372.
Income tax expense attributable to continuing operations for the year ended June 30, 2017 of $108,476 differs from the income tax expense derived from applying the 35% statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $19,489, an increase in state tax rates used to re-measure the Company’s deferred taxes of $85, and other items of $548. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $7,998, tax return to book provision adjustments in connection with the filing of the Company’s federal, state and local income tax returns of $208, and a tax benefit related to uncertain tax positions of $18.
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
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Years Ended June 30,		Increase (Decrease) in Adjusted Operating Income
	2018	2017
Operating income	$313,158	$314,897	$(1,739)
Share-based compensation	13,979	9,931	4,048
Depreciation and amortization	9,338	10,296	(958)
Adjusted operating income	$336,475	$335,124	$1,351
Adjusted operating income for the year ended June 30, 2018 increased $1,351 to $336,475 as compared with the prior year primarily due to (as discussed above) higher revenues, largely offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses (excluding share-based compensation expense).

Comparison of the Year Ended June 30, 2017 versus the Year Ended June 30, 2016
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Years Ended June 30,				Increase (Decrease) in Net Income
	2017		2016
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$675,352	100%	$658,198	100%	$17,154

Direct operating expenses	271,119	40%	267,233	41%	(3,886)
Selling, general and administrative expenses	79,040	12%	100,752	15%	21,712
Depreciation and amortization	10,296	2%	14,583	2%	4,287
Operating income	314,897	47%	275,630	42%	39,267
Other income (expense):
Interest income	2,782	NM	2,368	NM	414
Interest expense	(40,108)	(6)%	(31,683)	(5)%	(8,425)
Other components of net periodic benefit cost	(1,633)	NM	(2,044)	NM	411
Miscellaneous expense	—	NM	(2)	NM	2
	(38,959)	(6)%	(31,361)	(5)%	(7,598)
Income from continuing operations before income taxes	275,938	41%	244,269	37%	31,669
Income tax expense	(108,476)	(16)%	(80,971)	(12)%	(27,505)
Income from continuing operations	167,462	25%	163,298	25%	4,164
Loss from discontinued operations, net of taxes	(120)	NM	(155,664)	(24)%	155,544
Net income	$167,342	25%	$7,634	1%	$159,708
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
In the first quarter of fiscal year 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information. As this standard was applied retrospectively, the Company reclassified $1,633 and $2,044 of net periodic benefit cost from selling, general and administrative expenses and direct operating expenses to a separate line item within other income (expense) in the accompanying consolidated statements of operations for the years ended June 30, 2017 and 2016.
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
Direct operating expenses
Direct operating expenses for the year ended June 30, 2017 increased $3,886, or 1%, to $271,119 as compared with the prior year due to higher rights fees expense of $7,599, partially offset by the positive impact of the finalization of a matter related to the sale of Fuse, and other programming-related cost decreases, totaling to $3,713.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2017 decreased $21,712, or 22%, to $79,040 as compared with the prior year primarily due to the absence of certain corporate overhead expenses included in the results of the prior year period. As noted above, the fiscal year 2016 first quarter results include certain corporate expenses that the Company did not incur during the year ended June 30, 2017 and does not expect to incur in future periods. Partially offsetting this decrease are corporate costs which were incurred during fiscal year 2017 by MSG Networks Inc. as a standalone public company, including higher employee compensation and related benefits.
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
Operating income
Operating income for the year ended June 30, 2017 increased $39,267, or 14%, to $314,897 as compared with the prior year primarily due to (as discussed above) lower selling, general and administrative expenses (including share-based compensation expense), higher revenues and, to a lesser extent, lower depreciation and amortization, partially offset by higher direct operating expenses.
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
Income taxes
Income tax expense attributable to continuing operations for the year ended June 30, 2017 of $108,476 differs from the income tax expense derived from applying the 35% statutory federal rate to pretax income due principally to the impact of state and local income taxes (net of federal benefit) of $19,489, an increase in state tax rates used to re-measure the Company’s deferred taxes of $85, and other items of $548. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $7,998, tax return to book provision adjustments in connection with the filing of the Company’s federal, state and local income tax returns of $208, and a tax benefit related to uncertain tax positions of $18.
Income tax expense attributable to continuing operations for the year ended June 30, 2016 of $80,971 differs from the income tax expense derived from applying the 35% statutory federal rate to pretax income due principally to a reduction in state tax rates used to re-measure the Company’s deferred taxes of $12,717, tax benefits of the domestic production activities deduction of $6,329, a tax benefit of $3,271 related to a tax return to book provision adjustment in connection with its anticipated tax return for the tax year ended December 31, 2015. These decreases were partially offset by state and local income taxes of $17,709 (net of federal benefit), and other items of $84.
Adjusted operating income
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Years Ended June 30,		Increase (Decrease) in Adjusted Operating Income
	2017	2016
Operating income	$314,897	$275,630	$39,267
Share-based compensation	9,931	9,266	665
Depreciation and amortization	10,296	14,583	(4,287)
Adjusted operating income	$335,124	$299,479	$35,645
Adjusted operating income for the year ended June 30, 2017 increased $35,645, or 12%, to $335,124 as compared with the prior year primarily due to (as discussed above) lower selling, general and administrative expenses (excluding share-based compensation expense) and higher revenues, partially offset by higher direct operating expenses.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our $250,000 revolving credit facility with a syndicate of lenders which was undrawn as of June 30, 2018 (see “Financing Agreements — Senior Secured Credit Facilities” below). Effective January 1, 2018, the Company expects that the recently enacted federal tax reform legislation will result in at least a 20% reduction of its future cash taxes payable on income from continuing operations before income taxes, as compared to amounts that would have otherwise been payable under the prior law. Our principal uses of cash are expected to include working capital-related items, capital spending, taxes, debt service, and repurchase of shares of the Company’s Class A Common Stock. The Company’s use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including $205,343 in cash and cash equivalents as of June 30, 2018, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows, to fund our business operations, repurchase shares of the Company’s Class A Common Stock and service our outstanding term loan (see “Financing Agreements — Senior Secured Credit Facilities” below) over the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
On December 7, 2017, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of June 30, 2018, the Company had $136,165 of availability remaining under its stock repurchase authorization.
Financing Agreements
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
The Credit Agreement provides MSGN L.P. with senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of: (a) an initial $1,550,000 term loan facility (the “Term Loan Facility”) and (b) a $250,000 revolving credit facility (the “Revolving Credit Facility”), each with a term of five years. In connection with the Distribution, $1,450,000 of the proceeds from the Term Loan Facility was contributed to MSG immediately following the closing of the Senior Secured Credit Facilities. The remainder of the proceeds from the Term Loan Facility were used by MSGN L.P. to pay for certain fees and expenses associated with the Distribution and the Senior Secured Credit Facilities and the balance was designated for use to fund working capital needs and other general corporate purposes of MSGN L.P. The Revolving Credit Facility was undrawn as of June 30, 2018 and is available to fund working capital needs and other general corporate purposes of MSGN L.P. Up to $35,000 of the Revolving Credit Facility is available for the issuance of letters of credit. Subject to the satisfaction of certain conditions and limitations, the Credit Agreement allows for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans.
The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of June 30, 2018, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2018, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. For the year ended June 30, 2018, the Company made principal repayments of $125,000, including a voluntary payment of $50,000. The

Company has made principal payments aggregating $353,750 through June 30, 2018. The Term Loan Facility amortizes quarterly in accordance with its terms through June 30, 2020 with a final maturity date on September 28, 2020.

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

See Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the Credit Agreement.
Contractual Obligations
As of June 30, 2018, future cash payments required under contracts entered into by the Company in the normal course of business are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Contractual obligations (a)	$4,346,011	$247,289	$508,581	$505,160	$3,084,981
Operating lease obligations (b)	25,447	5,749	9,980	6,974	2,744
Debt repayment (c)	1,196,250	75,000	1,121,250	—	—
Total	$5,567,708	$328,038	$1,639,811	$512,134	$3,087,725
(a) Contractual obligations not reflected on the balance sheet consist primarily of the Company’s obligations under media rights agreements.
(b) Operating lease obligations primarily represent future minimum rental payments on various long-term, noncancelable leases for office and studio space.
(c) Consists of principal repayments required under the Company’s Term Loan Facility.
Cash Flow Discussion
Operating Activities from continuing operations
Net cash provided by operating activities from continuing operations for the year ended June 30, 2018 increased by $13,452 to $210,610 as compared with the prior year. This increase was primarily due to lower income taxes paid and, to a lesser extent, other net increases, partially offset by lower income from continuing operations before income taxes as compared with the prior year period.
Net cash provided by operating activities from continuing operations for the year ended June 30, 2017 increased by $15,310 to $197,158 as compared with the prior year. This increase was due to higher income from continuing operations before income taxes and, to a lesser extent, other net increases, partially offset by higher income taxes paid by continuing operations as compared with the prior year. Net cash used in operating activities of discontinued operations for fiscal year 2016 includes approximately $120,000 of income taxes paid. See Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Investing Activities from continuing operations
Net cash used in investing activities from continuing operations for the year ended June 30, 2018 decreased by $1,170 to $3,724 as compared with the prior year due to lower capital expenditures in the current year period.
Net cash used in investing activities from continuing operations for the year ended June 30, 2017 increased by $1,571 to $4,894 as compared with the prior year due to higher capital expenditures in the current year.

Financing Activities from continuing operations
Net cash used in financing activities from continuing operations for the year ended June 30, 2018 decreased by $27,139 to $142,630 as compared with the prior year. The decrease is due to lower principal repayments on the Company's Term Loan Facility, partially offset by an increase in cash used for current year repurchases on the Company’s Class A Common Stock, and to a lesser extent, higher taxes paid in lieu of shares issued for share-based compensation. The decrease in principal repayments on the Company’s Term Loan Facility is the result of lower voluntary payments, partially offset by higher contractual repayments as compared with the prior year.
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
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which provides clarification on the implementation guidance on principal versus agent considerations outlined in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which finalized amendments to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies assessing collectibility, noncash consideration, presentation of sales taxes, completed contracts and contract modifications at transition. The Company will adopt the standard in the first quarter of fiscal year 2019, using the modified retrospective approach. The Company has substantially completed its evaluation of the impact of the standard and does not expect the adoption to have a material impact on its consolidated revenues. Accordingly, the Company does not expect to record a material adjustment to opening accumulated deficit upon adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the current guidance in ASC Topic 840, Leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The amended guidance also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides amendments and clarifications to ASU No. 2016-02 based on the FASB interaction with stakeholders. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends Leases (Topic 842) to (i) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (ii) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows, to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019 and requires the retrospective approach upon adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, which will effect various areas of accounting including, but not limited to, goodwill and consolidation. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. The standard is to be applied prospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. The standard is to be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
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
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets, which account for approximately 56% of the Company’s consolidated total assets as of June 30, 2018, consist of the following:

Goodwill	$424,508
Amortizable intangible assets, net	37,203
Property and equipment, net	10,029
$471,740
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
As of June 30, 2018, the Company’s intangible assets subject to amortization, which were affiliate relationships, have an estimated useful life of 24 years. The useful lives for the affiliate relationships were determined based upon an estimate for renewals of existing agreements the Company had in place with its major customers in April 2005 (the time that acquisition accounting was applied). The Company has renewed its major affiliation agreements and maintained customer relationships in the past and believes it will be able to renew its major affiliation agreements and maintain those customer relationships in the future. In light of these facts and circumstances, the Company has determined that its estimated useful lives are appropriate. However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a material negative effect on our business.
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
If a Distributor ceases to carry the service on an other than temporary basis, the Company would record an impairment charge for the then remaining carrying value of the affiliate relationship intangible asset associated with that Distributor. If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above for the asset or asset group containing that intangible asset. The Company also would evaluate whether the remaining useful life of the affiliate relationship remained appropriate. Based on the carrying value of the affiliate relationships recorded as of June 30, 2018, if the estimated life of these affiliate relationships were shortened by 10%, the effect on amortization for the year ended June 30, 2018 would be an increase of approximately $384.
Defined Benefit Pension Plans and Other Postretirement Benefit Plan
The Company utilizes actuarial methods to calculate pension and other postretirement benefit obligations and the related net periodic benefit cost, which are based on actuarial assumptions. Two key assumptions, the discount rate and, for the

Company’s funded pension plan, the expected long-term rate of return on plan assets, are important elements of the plans’ expense and liability measurement and we evaluate these key assumptions annually. Other assumptions include demographic factors, such as mortality, retirement age and turnover. The actuarial assumptions used by the Company may differ materially from actual results due to various factors, including, but not limited to, changing economic and market conditions. Differences between actual and expected occurrences could significantly impact the actual amount of net periodic benefit cost and the benefit obligation recorded by the Company. Material changes in the costs of the plans may occur in the future due to changes in these assumptions, changes in the number of the plan participants, changes in the level of benefits provided, changes in asset levels and changes in legislation. Our assumptions reflect our historical experience and our best judgment regarding future expectations.
Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. We use the Willis Towers Watson U.S. Rate Link: 40-90 discount rate model (which is developed by examining the yields on selected highly rated corporate bonds) to discount these benefit payments on a plan by plan basis, to select the rates at which we believe each plan’s benefits could be effectively settled. Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2018 for the Company’s pension plans and postretirement plan were 4.20% and 4.14%, respectively. A 25 basis point decrease in these assumed discount rates would increase the projected benefit obligations for the Company’s pension plans and postretirement plan at June 30, 2018 by $1,330 and $111, respectively. The weighted-average discount rates used to determine the service cost and interest cost components of net periodic benefit cost for the year ended June 30, 2018 for the Company’s pension plans were 3.92% and 3.35%, respectively. The weighted-average discount rates used to determine the service cost and interest cost components of net periodic benefit cost for the year ended June 30, 2018 for the Company’s postretirement plan were 3.90% and 3.25%, respectively. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s pension plans by $90 and decrease net periodic benefit cost for the postretirement plan by $4 for the year ended June 30, 2018.
The expected long-term rate of return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structures over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling, and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The expected long-term rate of return on plan assets for the Company’s funded pension plans was 3.46% for the year ended June 30, 2018. Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plans. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to these plans, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term rate of return on pension plan assets assumption would increase net periodic pension benefit cost by $41 for the year ended June 30, 2018.
Another important assumption for our postretirement plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company’s claims experience and the results of recent healthcare trend surveys.
Assumed healthcare cost trend rates used to determine the benefit obligation and net periodic benefit cost for our postretirement plan as of and for the year ended June 30, 2018 are as follows:

	Net Periodic Benefit Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	7.25%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027

A one percentage point change in assumed healthcare cost trend rates would have the following effects on the benefit obligation and net periodic benefit cost for our postretirement plan as of and for the year ended June 30, 2018:

	Increase (Decrease) in Total of Service and Interest Cost Components	Increase (Decrease) in Benefit Obligation
One percentage point increase	$28	$482
One percentage point decrease	(24)	(415)
GAAP includes mechanisms that serve to limit the volatility in the Company’s earnings that otherwise would result from recording changes in the value of plan assets and benefit obligations in our consolidated financial statements in the periods in which those changes occur. For example, while the expected long-term rate of return on the plan’s assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns could occur in any given year. These differences contribute to the deferred actuarial gains or losses, which are then amortized over time.
See Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on our pension plans and other postretirement benefit plan.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
For sensitivity analyses and other information regarding market risks we face in connection with our pension and postretirement plans, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies — Critical Accounting Policies — Defined Benefit Pension Plans and Other Postretirement Benefit Plan,” which information is incorporated by reference herein.
Our market risk exposure to interest rate risk relates to any borrowing we may incur.
Borrowings under the credit agreement, dated September 28, 2015, among MSGN L.P., MSGN Eden, LLC, Regional MSGN Holdings LLC and certain subsidiaries of MSGN L.P. and a syndicate of lenders (the “Credit Agreement”) bear interest, based on our election, at a floating rate based upon LIBOR, the New York Fed Bank Rate or the U.S. Prime Rate, plus, in each case, an additional rate which is fixed for an initial period of time and thereafter dependent upon our total leverage ratio at the time. Accordingly, we are subject to interest rate risk with respect to the tenor of any borrowings we may incur under the Credit Agreement. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing at June 30, 2018 and continuing for a full year would increase interest expense related to the amount outstanding under our $1.550 billion term loan facility provided under the Credit Agreement by $11,394. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements” for more information on our Credit Agreement.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018 the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2018.
The effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers and corporate governance will be included in the proxy statement for the 2018 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2018 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2018 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2018 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2018 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules

		Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F-1

2.	Financial statement schedule:

	Schedule supporting consolidated financial statements
	Schedule II — Valuation and Qualifying Accounts	42
Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	Exhibits:

EXHIBIT NO.	DESCRIPTION
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

10.5	MSG Networks Inc. 2010 Employee Stock Plan, as amended (incorporated by reference to Annex A to the Company's DEF 14A filed on October 27, 2016).†
10.6	MSG Networks Inc. 2010 Cash Incentive Plan, as amended (incorporated by reference to Annex B to the Company's DEF 14A filed on October 28, 2015).†
10.7	MSG Networks Inc. 2010 Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Annex C to the Company's DEF 14A filed on October 28, 2015).†
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

10.24
Form of Indemnification Agreement between MSG Networks Inc. formerly known as The Madison Square Garden Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2015). †

10.25
Summary of Office Space Arrangement between the Company and the Dolan Family Office (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 18, 2016).

10.26	Form of MSG Networks Inc. Restricted Stock Units Agreement (2018). †
10.27	Form of MSG Networks Inc. Performance Restricted Stock Units Agreement (2018). †
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K for the fiscal year ended June 30, 2017 filed on August 16, 2017).
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

†	This exhibit is a management contract or a compensatory plan or arrangement.

Item 16. Form 10-K Summary
The Company has elected not to provide a summary.

MSG NETWORKS INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	(Additions) Deductions Charged to Costs and Expenses	(Additions) Deductions Charged to Other Accounts	Deductions (a)	Balance at End of Period
Year Ended June 30, 2018 Allowance for doubtful accounts	$(594)	$(17)	$—	$102	$(509)
Year Ended June 30, 2017 Allowance for doubtful accounts	$(838)	$242	$—	$2	$(594)
Year Ended June 30, 2016 Allowance for doubtful accounts	$(273)	$(791)	$(52)	$278	$(838)
_____________________________
(a) Primarily reflects write-offs of uncollectible amounts.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of August, 2018.

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

Name	Title	Date
/s/ ANDREA GREENBERG	President & Chief Executive Officer (Principal Executive Officer)	August 15, 2018
Andrea Greenberg
/s/ BRET RICHTER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 15, 2018
Bret Richter
/s/ DAWN DARINO-GORKSI	Senior Vice President, Controller and Principal Accounting Officer	August 15, 2018
Dawn Darino-Gorski
/s/ JAMES L. DOLAN	Executive Chairman (Director)	August 15, 2018
James L. Dolan
/s/ WILLIAM J. BELL	Director	August 15, 2018
William J. Bell
/s/ CHARLES F. DOLAN	Director	August 15, 2018
Charles F. Dolan
/s/ KRISTIN A. DOLAN	Director	August 15, 2018
Kristin A. Dolan
/s/ PAUL J. DOLAN	Director	August 15, 2018
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 15, 2018
Quentin F. Dolan

Name	Title	Date
/s/ THOMAS C. DOLAN	Director	August 15, 2018
Thomas C. Dolan
/s/ JOSEPH J. LHOTA	Director	August 15, 2018
Joseph J. Lhota
/s/ JOEL M. LITVIN	Director	August 15, 2018
Joel M. Litvin
/s/ HANK J. RATNER	Director	August 15, 2018
Hank J. Ratner
/s/ BRIAN G. SWEENEY	Director	August 15, 2018
Brian G. Sweeney
/s/ JOHN L. SYKES	Director	August 15, 2018
John L. Sykes

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MSG Networks Inc.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MSG Networks Inc. and subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes and financial statement schedule II, collectively, the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 15, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

New York, New York

August 15, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MSG Networks Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited MSG Networks Inc. and subsidiaries (the Company) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended June 30, 2018, the related notes and financial statement Schedule II - Valuation and Qualifying accounts, collectively, the consolidated financial statements, and our report dated August 15, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
New York, New York
August 15, 2018

MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$205,343	$141,087
Accounts receivable, net	110,657	105,030
Related party receivables, net	12,100	17,153
Prepaid income taxes	1,134	14,322
Prepaid expenses	4,489	6,468
Other current assets	4,719	2,343
Total current assets	338,442	286,403
Property and equipment, net	10,029	11,828
Amortizable intangible assets, net	37,203	40,663
Goodwill	424,508	424,508
Other assets	39,430	41,642
Total assets	$849,612	$805,044

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,460	$1,241
Related party payables	785	2,963
Current portion of long-term debt	72,414	72,414
Income taxes payable	8,460	11,483
Accrued liabilities:
Employee related costs	15,342	14,238
Other accrued liabilities	8,129	10,050
Deferred revenue	4,626	5,071
Total current liabilities	111,216	117,460
Long-term debt, net of current portion	1,118,017	1,240,431
Defined benefit and other postretirement obligations	28,170	29,979
Other employee related costs	4,560	3,930
Other liabilities	3,974	5,597
Deferred tax liability	241,417	351,854
Total liabilities	1,507,354	1,749,251
Commitments and contingencies (see Notes 8, 9 and 10)
Stockholders' Deficiency:
Class A Common Stock, par value $0.01, 360,000 shares authorized; 61,017 and 61,497 shares outstanding as of June 30, 2018 and 2017, respectively	643	643
Class B Common Stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of June 30, 2018 and 2017	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	4,067	6,909
Treasury stock, at cost, 3,242 and 2,762 shares as of June 30, 2018 and 2017, respectively	(195,881)	(198,800)
Accumulated deficit	(460,007)	(746,539)
Accumulated other comprehensive loss	(6,700)	(6,556)
Total stockholders' deficiency	(657,742)	(944,207)
Total liabilities and stockholders' deficiency	$849,612	$805,044

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2018	2017	2016
Revenues (including related party revenues of $230, $0 and $162,269, for the years ended June 30, 2018, 2017, and 2016, respectively)	$696,651	$675,352	$658,198

Direct operating expenses (including related party expenses of $148,580, $142,080 and $137,857, for the years ended June 30, 2018, 2017, and 2016, respectively)	291,082	271,119	267,233
Selling, general and administrative expenses (including related party expenses of $22,240, $21,732 and $28,603, for the years ended June 30, 2018, 2017, and 2016, respectively)	83,073	79,040	100,752
Depreciation and amortization	9,338	10,296	14,583
Operating income	313,158	314,897	275,630
Other income (expense):
Interest income	4,388	2,782	2,368
Interest expense	(43,312)	(40,108)	(31,683)
Other components of net periodic benefit cost	(1,710)	(1,633)	(2,044)
Miscellaneous expense	—	—	(2)
	(40,634)	(38,959)	(31,361)
Income from continuing operations before income taxes	272,524	275,938	244,269
Income tax benefit (expense)	16,338	(108,476)	(80,971)
Income from continuing operations	$288,862	$167,462	$163,298
Loss from discontinued operations, net of taxes	—	(120)	(155,664)
Net income	$288,862	$167,342	$7,634
Earnings (loss) per share:
Basic
Income from continuing operations	$3.83	$2.23	$2.17
Loss from discontinued operations	—	—	(2.07)
Net income	3.83	2.22	0.10
Diluted
Income from continuing operations	$3.81	$2.22	$2.16
Loss from discontinued operations	—	—	(2.06)
Net income	3.81	2.21	0.10
Weighted-average number of common shares outstanding:
Basic	75,381	75,213	75,152
Diluted	75,820	75,560	75,527

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2018	2017	2016
Net income	$288,862	$167,342	$7,634
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized gains (losses) arising during the period	$1,163	$1,144	$(3,910)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	656	724	721
Amortization of net prior service credit included in net periodic benefit cost	(13)	(24)	(57)
Settlement gain	—	(71)	—
Other comprehensive income (loss), before income taxes	1,806	1,773	(3,246)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(559)	(740)	823
Other comprehensive income (loss)	1,247	1,033	(2,423)
Comprehensive income	$290,109	$168,375	$5,211

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2018	2017	2016
Cash flows from operating activities from continuing operations:
Net income	$288,862	$167,342	$7,634
Loss from discontinued operations, net of taxes	—	120	155,664
Income from continuing operations	288,862	167,462	163,298
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	9,338	10,296	14,583
Amortization of deferred financing costs	3,003	3,004	3,234
Share-based compensation expense	13,979	9,931	9,266
Excess tax benefit on share-based awards	—	—	(4,869)
Provision for doubtful accounts	17	(242)	791
Change in assets and liabilities:
Accounts receivable, net	(5,391)	(3,361)	(16,608)
Related party receivables, net	4,800	(1,661)	11,832
Prepaid expenses and other assets	1,398	8,015	8,403
Accounts payable	219	(802)	(9,316)
Related party payables, including payable to MSG	(2,171)	(3,154)	3,796
Prepaid/payable for income taxes	10,165	16,883	27,132
Accrued and other liabilities	(2,168)	(2,694)	(12,261)
Deferred revenue	(445)	(1,072)	1,172
Deferred income taxes	(110,996)	(5,447)	(18,605)
Net cash provided by operating activities from continuing operations	210,610	197,158	181,848
Cash flows from investing activities from continuing operations:
Capital expenditures	(3,724)	(4,894)	(3,323)
Net cash used in investing activities from continuing operations	(3,724)	(4,894)	(3,323)
Cash flows from financing activities from continuing operations:
Proceeds from Term Loan Facility (see Note 7)	—	—	1,550,000
Principal repayments on Term Loan Facility (see Note 7)	(125,000)	(167,500)	(61,250)
Cash distributed with MSG	—	—	(1,467,093)
Payments for financing costs	—	—	(9,860)
Proceeds from stock option exercises	—	2	1,010
Repurchases of common stock	(13,850)	—	(100,027)
Taxes paid in lieu of shares issued for share-based compensation	(3,780)	(2,271)	(11,190)
Excess tax benefit on share-based awards	—	—	4,869
Net cash used in financing activities from continuing operations	(142,630)	(169,769)	(93,541)
Net cash provided by continuing operations	64,256	22,495	84,984
Cash flows of discontinued operations:
Net cash used in operating activities	—	(976)	(113,691)
Net cash used in investing activities	—	—	(70,410)
Net cash used in financing activities	—	—	—
Net cash used in discontinued operations	—	(976)	(184,101)
Net increase (decrease) in cash and cash equivalents	64,256	21,519	(99,117)
Cash and cash equivalents at beginning of period, including cash in both continuing operations and discontinued operations	141,087	119,568	218,685
Cash and cash equivalents at end of period	$205,343	$141,087	$119,568
See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2015	$779	$1,084,002	$(143,250)	$807,563	$(25,572)	$1,723,522
Net income	—	—	—	7,634	—	7,634
Other comprehensive loss	—	—	—	—	(2,423)	(2,423)
Comprehensive income						5,211
Exercise of stock options	—	(4,770)	10,345	(4,565)	—	1,010
Share-based compensation expense	—	10,120	—	—	—	10,120
Tax withholding associated with shares issued for share-based compensation	—	(11,190)	—	—	—	(11,190)
Shares issued upon distribution of Restricted Stock Units	—	(18,663)	25,136	(6,473)	—	—
Repurchases of Class A Common Stock	—	—	(100,027)	—	—	(100,027)
Excess tax benefit on share-based awards	—	8,720	—	(3,851)	—	4,869
Distribution of The Madison Square Garden Company	—	(1,067,968)	—	(1,705,189)	20,406	(2,752,751)
Adjustments related to the transfer of certain liabilities as a result of the Distribution	—	(251)	—	(471)	—	(722)
Balance as of June 30, 2016	$779	$—	$(207,796)	$(905,352)	$(7,589)	$(1,119,958)
Net income	—	—	—	167,342	—	167,342
Other comprehensive income	—	—	—	—	1,033	1,033
Comprehensive income						168,375
Exercise of stock options	—	(57)	59	—	—	2
Share-based compensation expense	—	9,931	—	—	—	9,931
Tax withholding associated with shares issued for share-based compensation	—	(1,921)	(423)	(55)	—	(2,399)
Shares issued upon distribution of Restricted Stock Units	—	(1,044)	9,360	(8,316)	—	—
Adjustments related to the transfer of certain liabilities as a result of the Distribution	—	—	—	(158)	—	(158)
Balance as of June 30, 2017	$779	$6,909	$(198,800)	$(746,539)	$(6,556)	$(944,207)
Net income	—	—	—	288,862	—	288,862
Other comprehensive income	—	—	—	—	1,247	1,247
Comprehensive income						290,109
Share-based compensation expense	—	13,979	—	—	—	13,979
Tax withholding associated with shares issued for share-based compensation	—	(3,773)	—	—	—	(3,773)
Shares issued upon distribution of Restricted Stock Units	—	(13,048)	16,769	(3,721)	—	—
Repurchases of Class A Common Stock	—	—	(13,850)	—	—	(13,850)
Reclassification of stranded tax effects	—	—	—	1,391	(1,391)	—
Balance as of June 30, 2018	$779	$4,067	$(195,881)	$(460,007)	$(6,700)	$(657,742)

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
MSG Networks Inc. (together with its subsidiaries, the “Company”), incorporated on July 29, 2009, owns and operates two regional sports and entertainment networks, MSG Network and MSG+, collectively “MSG Networks”.
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (“MSG”) (the “Distribution”). In the Distribution, each holder of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), of record as of the close of business, New York City time, on September 21, 2015 (the “Record Date”), received one share of MSG Class A common stock, par value $0.01 per share, for every three shares of the Company’s Class A Common Stock held on the Record Date. Each holder of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”), of record as of the Record Date received one share of MSG Class B common stock, par value $0.01 per share, for every three shares of the Company’s Class B Common Stock held on the Record Date. Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting and the historical financial results of MSG have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the Distribution Date.
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amount of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, other long-lived assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, tax accruals and other liabilities. In addition, estimates are used in revenue recognition, income tax benefit (expense), performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
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
The Company earns affiliation fee revenue from the cable, satellite, telephone and other platforms that carry its programming networks. The Company’s programming networks are delivered throughout the term of the agreements and the Company recognizes this revenue in the period that the programming networks are provided.
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
Gross versus Net Revenue Recognition
The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of several qualitative factors. When the Company acts as an agent, revenue is reported on a net basis. The Company has an advertising sales representation agreement with MSG that provides for MSG to act as its advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on its behalf for a commission. Generally, the Company reports advertising revenue on a gross basis.
Nonmonetary Transactions
The Company enters into nonmonetary transactions that involve the exchange of goods or services, such as advertising and promotional benefits, for other goods or services. Such transactions are measured and recorded at the fair value of the goods or services surrendered unless the goods or services received have a more readily determinable fair value. In addition, the Company enters into other monetary transactions in which nonmonetary consideration is also included, and the transaction is

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

recorded at fair value. If the fair values cannot be determined for either the asset(s) surrendered or received within reasonable limits, then the nonmonetary transaction is measured and recorded at the book value of the item(s) surrendered which typically is zero.
Direct Operating Expenses
Direct operating expenses primarily represent media rights fees, and other direct programming and production costs, such as the salaries of on-air personalities, producers, directors, technicians, writers and other creative staff, as well as expenses associated with location costs, remote facilities and maintaining studios, origination, and transmission facilities.
The professional team media rights acquired under media rights agreements to telecast various sporting events and other programming for exhibition on MSG Networks are typically expensed on a straight-line basis over the applicable annual contract or license period.
Advertising Expenses
Advertising costs are typically charged to expense when incurred. The Company incurs advertising expenses for services rendered by third parties, most of which are related to the utilization of advertising and promotional benefits by the Company, with an equal amount being recognized as revenue when the benefits are realized. Total advertising costs classified in selling, general and administrative expenses were $11,229, $11,765, and $10,540 for the years ended June 30, 2018, 2017 and 2016, respectively.
Income Taxes
The Company’s provision for income taxes is based on current period income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets are subject to an ongoing assessment of realizability. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the realization of its deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statements of operations. The Company measures its deferred tax liability with regard to MSGN Holdings L.P. (“MSGN L.P.”), an indirect wholly-owned subsidiary of the Company through which the Company conducts substantially all of its operations, based on the difference between the tax basis and the carrying amount for financial reporting purposes; this is commonly referred to as the outside basis difference. Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense. The Company accounts for investment tax credits using the “flow-through” method, under which the tax benefit generated from an investment tax credit is recorded in the period the credit is generated.
Share-based Compensation
The Company measures the cost of employee services received in exchange for an award of equity-based instruments based on the grant date fair value of the award. Share-based compensation cost is recognized in earnings over the period during which an employee is required to provide service in exchange for the award, except for restricted stock units (“RSUs”) granted to non-employee directors which, unless otherwise provided under the applicable award agreement, are fully vested, and are expensed at the grant date. The Company has elected to recognize share-based compensation cost for graded vesting awards with only service conditions on a straight-line basis over the requisite service period for the entire award. The Company accounts for forfeitures as they occur.
Cash and Cash Equivalents
The Company considers the balance of its investment in funds that substantially hold highly liquid securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or is at fair value. Checks outstanding in excess of related book balances are included in accounts payable in the accompanying consolidated balance sheets. The Company presents the change in these book cash overdrafts as cash flows from operating activities.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accounts Receivable
Accounts receivable is recorded at net realizable value. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is estimated based on the Company’s analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company’s allowance for doubtful accounts was $509 and $594 as of June 30, 2018 and 2017, respectively.
Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets consist of goodwill, amortizable intangible assets, and property and equipment.
Goodwill has an indefinite useful life and is not amortized. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives.
Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets or, with respect to leasehold improvements, amortized over the shorter of the lease term or the asset’s estimated useful life. The useful lives of the Company’s long-lived assets are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company. In estimating the useful lives the Company considers factors such as, but not limited to, risk of obsolescence, anticipated use, plans of the Company, and applicable laws.
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
Defined Benefit Pension Plans and Other Postretirement Benefit Plan
As more fully described in Note 12, the Company has both funded and unfunded defined benefit plans, as well as a contributory welfare plan, covering certain full-time employees and retirees. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return, discount rate and rate of compensation increases, among

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

others. The Company recognizes the funded status of its defined benefit pension and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) is based upon net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of RSUs and exercise of stock options (see Note 13) only in the periods in which such effect would have been dilutive.
Recently Adopted Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard was early adopted by the Company in the first quarter of fiscal year 2018, and was applied retrospectively. The adoption of this standard resulted in the non-service cost components of net periodic benefit cost to be presented separately from the service cost component, and the non-service cost components to no longer be included in the subtotal for operating income in the consolidated statements of operations. The presentation of the service cost component of net periodic benefit cost remains unchanged within selling, general and administrative expenses and direct operating expenses in the consolidated statements of operations. As this standard was applied retrospectively, the Company reclassified $1,633 and $2,044 of net periodic benefit cost from selling, general and administrative expenses and direct operating expenses to a separate line item within other income (expense) in the accompanying consolidated statements of operations for the years ended June 30, 2017 and 2016, respectively.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard was early adopted by the Company in the third quarter of fiscal year 2018. The adoption of this standard resulted in a reclassification of $1,391 from accumulated other comprehensive loss to accumulated deficit for the stranded tax effects resulting from the reduction of the Company’s deferred tax assets related to its pension plans and other postretirement benefit plan upon the enactment of the new tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). See Note 16 for more information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which provides clarification on the implementation guidance on principal versus agent considerations outlined in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which finalized amendments to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies assessing collectibility, noncash consideration, presentation of sales taxes, completed contracts and contract modifications at transition. The Company will adopt the standard in the first quarter of fiscal year 2019, using the modified retrospective approach. The Company has substantially completed its evaluation of the impact of the standard and does not expect the adoption to have a material impact on its consolidated revenues. Accordingly, the Company does not expect to record a material adjustment to opening accumulated deficit upon adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the current guidance in ASC Topic 840, Leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The amended guidance also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. In July 2018, the FASB issued ASU No. 2018-10,

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Codification Improvements to Topic 842, Leases, which provides amendments and clarifications to ASU No. 2016-02 based on the FASB interaction with stakeholders. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends Leases (Topic 842) to (i) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (ii) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows, to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019 and requires the retrospective approach upon adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, which will effect various areas of accounting including, but not limited to, goodwill and consolidation. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. The standard is to be applied prospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. This standard will be effective for the Company beginning in the first quarter of fiscal year 2019. The standard is to be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3. Discontinued Operations
As a result of the Distribution, the results of the Company’s MSG operations through the Distribution Date, as well as transaction costs related to the Distribution, have been classified in the consolidated statements of operations as discontinued operations for all periods presented. No gain or loss was recognized in connection with the Distribution. Operating results related to discontinued operations are summarized below:

	Years Ended June 30,
	2018	2017	2016
Revenues (a)	$—	$—	$150,381
Direct operating expenses	—	—	71,320
Selling, general and administrative expenses	—	120	58,283
Depreciation and amortization	—	—	23,772
Operating loss	—	(120)	(2,994)
Equity in earnings of equity-method investments	—	—	2,679
Interest income	—	—	635
Interest expense	—	—	(540)
Loss from discontinued operations before income taxes	—	(120)	(220)
Income tax expense	—	—	(155,444)
Loss from discontinued operations, net of taxes	$—	$(120)	$(155,664)

(a)
Includes rights fees for New York Knicks (“Knicks”) and New York Rangers (“Rangers”) programming prior to the Distribution Date, which were previously eliminated in consolidation. However, the pre-Distribution Date amounts are now presented as revenues in the loss from discontinued operations line with the offsetting expense in direct operating expenses, within continuing operations, in the accompanying consolidated statement of operations for the year ended June 30, 2016.

Prior to the Distribution, the Company’s collections for ticket sales, sponsorships and suite rentals in advance were recorded as deferred revenue and were recognized as revenues when earned for both accounting and tax purposes. In connection with the reorganization transactions related to the Distribution, the tax recognition on most of these deferred revenues was accelerated to the date of the reorganization. The impact of the acceleration of such deferred revenue is reflected in income tax expense of discontinued operations for the year ended June 30, 2016.
The net impact of the Distribution to the Company’s stockholders’ deficiency includes cash distributed with MSG of $1,467,093.
Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Years Ended June 30,
	2018	2017	2016
Weighted-average number of shares for basic EPS	75,381	75,213	75,152
Dilutive effect of shares issuable under share-based compensation plans	439	347	375
Weighted-average number of shares for diluted EPS	75,820	75,560	75,527
Anti-dilutive shares	519	162	—

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5. Goodwill and Amortizable Intangible Assets
During the first quarter of fiscal year 2018, the Company performed its annual impairment test of goodwill, and there was no impairment of goodwill identified.
The Company’s intangible assets subject to amortization are as follows:

	June 30,
	2018	2017
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(45,841)	(42,381)
	$37,203	$40,663
Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets for continuing operations was $3,460 for the years ended June 30, 2018, 2017 and 2016.
The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2019 through 2023 to be as follows:

Fiscal year ending June 30, 2019	$3,460
Fiscal year ending June 30, 2020	3,460
Fiscal year ending June 30, 2021	3,460
Fiscal year ending June 30, 2022	3,460
Fiscal year ending June 30, 2023	3,460
Note 6. Property and Equipment
As of June 30, 2018 and 2017, property and equipment consisted of the following assets:

	June 30,		Estimated
	2018	2017	Useful Lives
Equipment	$36,027	$40,918	2 to 10 years
Furniture and fixtures	1,728	1,695	5 to 8 years
Leasehold improvements	19,297	19,285	Shorter of term of lease or life of improvement
Construction in progress	727	565
	57,779	62,463
Less accumulated depreciation and amortization	(47,750)	(50,635)
	$10,029	$11,828
Depreciation and amortization expense on property and equipment for continuing operations was $5,878, $6,836, and $11,123 for the years ended June 30, 2018, 2017 and 2016, respectively, which for the first quarter of fiscal year 2016 included depreciation expense on certain corporate property and equipment that was transferred to MSG in connection with the Distribution, but which did not qualify for discontinued operations reporting.
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
The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of June 30, 2018, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2018, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. For the year ended June 30, 2018, the Company made principal repayments of $125,000, including a voluntary payment of $50,000. The Company has made principal payments aggregating $353,750 through June 30, 2018. The Term Loan Facility amortizes quarterly in accordance with its terms through June 30, 2020 with a final maturity date on September 28, 2020.
As of June 30, 2018, the principal repayments required under the Term Loan Facility are as follows:

Fiscal year ending June 30, 2019	75,000
Fiscal year ending June 30, 2020	114,375
Fiscal year ending June 30, 2021	1,006,875
$1,196,250
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The Company is amortizing its deferred financing costs on a straight-line basis over the five-year term of the Senior Secured Credit Facilities which approximates the effective interest method. The following table summarizes the presentation of the Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheets as of June 30, 2018 and June 30, 2017:

	Term Loan Facility	Deferred Financing Costs	Net
June 30, 2018
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,121,250	(3,233)	1,118,017
Total	$1,196,250	$(5,819)	$1,190,431
June 30, 2017
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,246,250	(5,819)	1,240,431
Total	$1,321,250	$(8,405)	$1,312,845
In addition, the Company has deferred financing costs related to the Revolving Credit Facility recorded in the accompanying consolidated balance sheets as summarized in the following table:

	June 30,
	2018	2017
Other current assets	$417	$417
Other assets	521	938
The Company made interest payments under the Credit Agreement of $40,106, $37,005, and $27,691 during the years ended June 30, 2018, 2017, and 2016, respectively.
Note 8. Operating Leases
The Company has various long-term noncancelable operating lease agreements, primarily for office and studio space expiring at various dates through 2024. The rent expense associated with such operating leases is recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense under these lease agreements totaled $5,474, $7,184, and $10,393 for the years ended June 30, 2018, 2017 and 2016, respectively, which for the first quarter of fiscal year 2016 included rent expense on certain operating leases that were transferred to MSG in connection with the Distribution, but which did not qualify for discontinued operations reporting.

As of June 30, 2018, future minimum rental payments under leases having noncancelable initial lease terms in excess of one year are as follows:

Fiscal year ending June 30, 2019	$5,749
Fiscal year ending June 30, 2020	5,695
Fiscal year ending June 30, 2021	4,285
Fiscal year ending June 30, 2022	3,681
Fiscal year ending June 30, 2023	3,293
Thereafter	2,744
$25,447

During the years ended June 30, 2018, 2017 and 2016, the Company recorded income of $149, $2,531 and $2,638, respectively, related to the use of certain Company space by third parties.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9. Commitments and Contingencies
As of June 30, 2018, future cash payments required under contracts entered into by the Company in the normal course of business are as follows:

Fiscal year ending June 30, 2019	$247,289
Fiscal year ending June 30, 2020	252,632
Fiscal year ending June 30, 2021	255,949
Fiscal year ending June 30, 2022	248,349
Fiscal year ending June 30, 2023	256,811
Thereafter	3,084,981
$4,346,011
Contractual obligations above consist primarily of the Company’s obligations under media rights agreements.
In addition, see Note 7 for the principal repayments required under the Company’s Term Loan Facility.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10. Legal Matters
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
The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
June 30, 2018
Assets:
Money market accounts	$20,398	$—	$—	$20,398
Time deposits	184,945	—	—	184,945
Total assets measured at fair value	$205,343	$—	$—	$205,343
June 30, 2017
Assets:
Money market accounts	$34,128	$—	$—	$34,128
Time deposits	106,482	—	—	106,482
Total assets measured at fair value	$140,610	$—	$—	$140,610
Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company’s long-term debt (see Note 7) was approximately $1,184,000 as of June 30, 2018. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable.
Note 12. Pension Plans and Other Postretirement Benefit Plan
Company Sponsored Plans
The Company sponsors (i) a non-contributory, qualified defined benefit pension plan covering certain of its union employees (the “Union Plan”), (ii) an unfunded non-contributory, non-qualified frozen excess cash balance plan covering certain employees who participated in an underlying qualified plan (the “Excess Cash Balance Plan”), and (iii) an unfunded non-contributory, non-qualified frozen defined benefit pension plan for the benefit of certain employees who participated in an underlying qualified plan (the “Excess Plan,” and collectively with the Union Plan and the Excess Cash Balance Plan, the “MSGN Pension Plans”).
As of December 31, 2015, the Excess Cash Balance Plan was amended to freeze participation and future benefit accruals.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Prior to the Distribution, the Company also sponsored a non-contributory qualified cash balance retirement plan covering its non-union employees and a non-contributory qualified defined benefit pension plan covering certain of its union employees who work in the MSG businesses (collectively, the “MSG Pension Plans”). As of the Distribution Date, the Company and MSG entered into an employee matters agreement (the “Employee Matters Agreement”) which determined each company’s obligations after the Distribution with regard to historic liabilities under the Company’s former pension and postretirement plans. Under the Employee Matters Agreement, the assets and liabilities of the MSG Pension Plans have been transferred to MSG. In addition, the following have been transferred to MSG: liabilities related to (i) MSG employees as of the Distribution Date who were active participants in the Excess Plan and/or the Excess Cash Balance Plan, (ii) MSG employees as of the Distribution Date who were eligible for participation in the Postretirement Plan, and (iii) former MSG employees as of the Distribution Date who were retired participants in the Postretirement Plan. The Company has retained liabilities related to (i) its current and former employees who are active participants in the Excess Plan and/or the Excess Cash Balance Plan, (ii) former MSG employees as of the Distribution Date who were active participants in the Excess Plan and/or the Excess Cash Balance Plan, (iii) its current employees who are eligible for participation in the Postretirement Plan, (iv) its former employees who are retired participants in the Postretirement Plan, and (v) the Union Plan.
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated balance sheets as of June 30, 2018 and 2017 based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of period	$42,990	$43,921	$3,623	$3,537
Service cost	512	532	72	72
Interest cost	1,432	1,328	140	100
Actuarial loss (gain)	(2,219)	(1,567)	319	(16)
Net benefits paid	(1,336)	(1,224)	15	(70)
Benefit obligation at end of period	41,379	42,990	4,169	3,623
Change in plan assets:
Fair value of plan assets at beginning of period	15,605	14,818	—	—
Actual return on plan assets	(235)	(24)	—	—
Employer contributions	2,191	2,035	—	—
Net benefits paid	(1,336)	(1,224)	—	—
Fair value of plan assets at end of period	16,225	15,605	—	—
Funded status at end of period	$(25,154)	$(27,385)	$(4,169)	$(3,623)

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Amounts recognized in the consolidated balance sheets as of June 30, 2018 and 2017 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2018	2017	2018	2017
Current liabilities (included in accrued employee related costs)	$(1,015)	$(930)	$(138)	$(99)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(24,139)	(26,455)	(4,031)	(3,524)
	$(25,154)	$(27,385)	$(4,169)	$(3,623)
Accumulated other comprehensive loss, before tax, as of June 30, 2018 and 2017 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2018	2017	2018	2017
Actuarial loss	$(8,956)	$(11,034)	$(472)	$(214)
Prior service credit	—	—	10	24
	$(8,956)	$(11,034)	$(462)	$(190)
In connection with the Distribution, the Company transferred to MSG the accumulated other comprehensive loss related to the MSG Pension Plans.
Components of net periodic benefit cost for the years ended June 30, 2018, 2017 and 2016 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2018	2017	2016	2018	2017	2016
Service cost	$512	$532	$1,962	$72	$72	$112
Other components of net periodic benefit cost:
Interest cost	1,432	1,328	3,418	140	100	206
Expected return on plan assets	(505)	(424)	(1,233)	—	—	—
Recognized actuarial loss (a)	596	700	721	60	24	—
Amortization of unrecognized prior service cost (credit) (a)	—	—	14	(13)	(24)	(71)
Settlement gain (a)	—	(71)	—	—	—	—
Net periodic benefit cost	$2,035	$2,065	$4,882	$259	$172	$247
(a) Reflects amounts reclassified from accumulated other comprehensive loss to other components of net periodic benefit cost in the accompanying consolidated statements of operations.
Net periodic benefit cost presented in the table above for the year ended June 30, 2016 includes $1,963 that was included in loss from discontinued operations in the accompanying consolidated statement of operations.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended June 30, 2018, 2017 and 2016 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2018	2017	2016	2018	2017	2016
Actuarial gain (loss)	$1,482	$1,128	$(3,483)	$(319)	$16	$(427)
Amounts reclassified from accumulated other comprehensive loss:
Recognized actuarial loss	596	700	721	60	24	—
Recognized prior service cost (credit)	—	—	14	(13)	(24)	(71)
Settlement gain	—	(71)	—	—	—	—
Total recognized in other comprehensive income (loss)	$2,078	$1,757	$(2,748)	$(272)	$16	$(498)
The estimated net loss for the MSGN Pension Plans and the Postretirement Plan expected to be amortized from accumulated other comprehensive loss and recognized as a component of net periodic benefit cost over the next fiscal year is $486. The estimated prior service credit for the Postretirement Plan expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $7.
Funded Status
The accumulated benefit obligation for the MSGN Pension Plans aggregated to $40,782 and $42,190 at June 30, 2018 and 2017, respectively. As of June 30, 2018 and 2017 each of the MSGN Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.
Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2018 and 2017 are as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2018	2017	2018	2017
Discount rate	4.20%	3.80%	4.14%	3.68%
Rate of compensation increase	2.00%	2.00%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2027	2027

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2018, 2017 and 2016 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2018	2017	2016	2018	2017	2016
Discount rate	n/a	n/a	4.47%	n/a	n/a	4.15%
Discount rate - service cost	3.92%	3.73%	n/a	3.90%	3.63%	n/a
Discount rate - interest cost	3.35%	3.03%	n/a	3.25%	2.84%	n/a
Expected long-term rate of return on plan assets	3.46%	3.38%	4.06%	n/a	n/a	n/a
Rate of compensation increase	2.00%	2.00%	2.98%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	7.25%	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2026	2021
Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. The Company used the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds) to discount benefit payments on a plan by plan basis, to select the rates at which the Company believes each plan’s benefits could be effectively settled. Effective in the first quarter of fiscal year 2017, the Company began to utilize a method which calculates service and interest costs by applying specific spot rates along the yield curve to the plans’ cash flows instead of using a single weighted-average discount rate.
The Company’s expected long-term rate of return on plan assets is based on a periodic review and modeling of the plans’ asset allocation structures over a long-term horizon. Expectations of returns for each asset class used in the review and modeling and are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
Assumed healthcare cost trend rates are also a key assumption used for the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) in Total of Service and Interest Cost Components for the			Increase (Decrease) in Benefit Obligation at
	Years Ended June 30,			June 30,
	2018	2017	2016	2018	2017
One percentage point increase	$28	$24	$63	$482	$448
One percentage point decrease	(24)	(21)	(55)	(415)	(382)
Plan Assets and Investment Policy
The weighted-average asset allocation of the Union Plan’s assets at June 30, 2018 and 2017 was as follows:

	June 30,
Asset Classes: (a)	2018	2017
Fixed income securities	74%	79%
Cash equivalents	26%	21%
	100%	100%
(a) The Company’s target allocation for pension plan assets is 80% fixed income securities and 20% cash equivalents as of June 30, 2018.
Investment allocation decisions are formally made by the Company’s Investment and Benefits Committee, which takes into account investment advice provided by the Company’s external investment consultant. The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

classes and investment managers to the Company’s Investment and Benefits Committee. The investment consultant also takes into account the Union Plan’s liabilities when making investment allocation recommendations. Those decisions are driven by asset/liability studies conducted by the external investment consultant who combines actuarial considerations and strategic investment advice. The major categories of the Union Plan’s assets are cash equivalents and long duration bonds which are marked-to-market on a daily basis. Due to the fact that the Union Plan’s assets are significantly made up of long duration bonds, they are subjected to interest-rate risk; specifically, a rising interest rate environment. However, an increase in interest rates would cause a corresponding decrease to the overall liability of the plans, thus creating a hedge against rising interest rates. Additional risks involving the asset/liability framework include earning insufficient returns to cover future liabilities and imperfect hedging of the liability. In addition, a portion of the long duration bond portfolio is invested in non-government securities which are subject to credit risk of the bond issuer defaulting on interest and/or principal payments.
Plan Assets at Estimated Fair Value
The fair value of the Union Plan’s assets at June 30, 2018 and 2017 by asset class are as follows:

Fair Value of Plan Assets at June 30, 2018	Level I	Level II	Level III	Total
Fixed income securities:
U.S. Treasury Securities	$2,971	$—	$—	$2,971
U.S. corporate bonds	—	7,729	—	7,729
Foreign issued corporate bonds	—	1,311	—	1,311
Municipal bonds	—	31	—	31
Money market accounts	4,183	—	—	4,183
Total investments measured at fair value	$7,154	$9,071	$—	$16,225
Fair Value of Plan Assets at June 30, 2017
Fixed income securities:
U.S. Treasury Securities	$3,605	$—	$—	$3,605
U.S. corporate bonds	—	7,504	—	7,504
Foreign issued corporate bonds	—	1,253	—	1,253
Municipal bonds	—	21	—	21
Money market accounts	3,222	—	—	3,222
Total investments measured at fair value	$6,827	$8,778	$—	$15,605
Contributions for Qualified Defined Benefit Pension Plan
The Company expects to contribute approximately $2,700 to the Union Plan in fiscal year 2019.
Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the MSGN Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2019	$1,690	$140
Fiscal year ending June 30, 2020	1,900	188
Fiscal year ending June 30, 2021	2,170	242
Fiscal year ending June 30, 2022	2,350	267
Fiscal year ending June 30, 2023	2,440	315
Fiscal years ending June 30, 2024 – 2028	13,550	1,640
Savings Plans
In addition, prior to the Distribution, the Company sponsored the MSG Holdings, L.P. 401(k) Savings Plan (the “MSG Savings Plan”) and the MSG Holdings, L.P. Excess Savings Plan (“Excess Savings Plan”). As a result of the Distribution, the MSG Savings Plan was amended to (i) transfer sponsorship of the plan to MSG, and (ii) become a multiple employer plan in which both MSG and the Company will continue to participate. Pursuant to the Employee Matters Agreement, liabilities relating to MSG employees as of the Distribution Date who were active participants in the Company’s Excess Savings Plan have been

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

transferred to MSG. The Excess Savings Plan has been renamed the MSGN Holdings, L.P. Excess Savings Plan (together with the MSG Savings Plan, the “Savings Plans”). Expenses related to the Savings Plans included in the accompanying consolidated statements of operations for the years ended June 30, 2018, 2017 and 2016 are as follows:

	Years Ended June 30,
	2018	2017	2016
Continuing operations	$957	$828	$863
Discontinued operations	—	—	652
Total Savings Plans Expense	$957	$828	$1,515
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

•
If the Company chooses to stop participating in some of these multiemployer defined benefit pension plans, the Company may be required to pay those plans an amount based on the Company’s proportion of the underfunded status of the plan, referred to as a withdrawal liability. However, cessation of participation in a multiemployer defined benefit pension plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.

The Company was not listed in any of the multiemployer plans’ Form 5500’s as providing more than 5% of the total contributions. There were no multiemployer defined benefit pension plans, to which the Company contributes, that were in the red zone (which are plans that are generally less than 65% funded) for the most recent Pension Protection Act zone status available as of June 30, 2018.
The Company contributed $1,299, $1,328, and $1,334 for the years ended June 30, 2018, 2017 and 2016, respectively, to multiemployer plans, primarily multiemployer defined benefit pension plans.
Note 13. Share-based Compensation
The Company has two share-based compensation plans (i) the MSG Networks Inc. 2010 Employee Stock Plan, as amended (the “Employee Stock Plan”), which was most recently approved by the Company’s stockholders on December 15, 2016, and (ii) the MSG Networks Inc. 2010 Stock Plan for Non-Employee Directors, as amended (the “Non-Employee Director Plan”), which was most recently approved by the Company’s stockholders on December 11, 2015.
Under the Employee Stock Plan, the Company is authorized to grant incentive stock options and non-qualified stock options (“NQSOs”), restricted shares, RSUs and other share-based awards. The Employee Stock Plan provides that the Company may grant awards for up to 12,500 (inclusive of awards granted prior to the December 15, 2016 amendment thereof) shares of the Company’s Class A Common Stock (subject to certain adjustments). NQSOs under the Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). RSUs granted under the Employee Stock Plan will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee of the Board of Directors (“Compensation Committee”), in cash. The terms and conditions of awards granted under the Employee Stock Plan, including vesting and exercisability, are determined by the Compensation Committee and may include performance targets.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Under the Non-Employee Director Plan, the Company is authorized to grant NQSOs, RSUs and other share-based awards. The Non-Employee Director Plan provides that the Company may grant awards for up to 300 shares of the Company’s Class A Common Stock (subject to certain adjustments). NQSOs under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, NQSOs granted under the Non-Employee Director Plan will be fully vested and exercisable, and RSUs granted under the Non-Employee Director Plan will be fully vested, upon the date of grant and will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director’s service on the Board of Directors ceases or, if earlier, upon the director’s death.
In connection with the Distribution, each holder of an employee RSU that was granted prior to July 1, 2015 received one MSG RSU in respect of every three RSUs owned on the Record Date and continued to be entitled to a share of the Company’s Class A Common Stock (or cash or other property) for each RSU in accordance with the existing award agreement. In connection with the Distribution, each employee RSU that was granted on or after July 1, 2015 (but prior to the Distribution Date) was adjusted in accordance with its terms, such that (i) each holder who remained employed by the Company following the Distribution continued to hold Company RSUs, with the number of RSUs adjusted to reflect the Distribution to maintain the value of the RSUs, and (ii) each holder who MSG employed following the Distribution received MSG RSUs of the same value as the Company RSUs, and the original Company RSUs were canceled. Any holder of RSUs granted after July 1, 2015 (but prior to the Distribution Date) who was employed by both MSG and the Company following the Distribution held the Company’s RSUs, adjusted to reflect the Distribution, and received MSG RSUs, so that the Company’s RSUs represented 30% of the value of the original awards and MSG RSUs represented 70% of the value of the original RSU award.
In connection with the Distribution, one share of MSG Class A Common Stock was issued under the MSG 2015 Non-Employee Director Plan in respect of every three RSUs outstanding under the Company’s Non-Employee Director Plan.
In connection with the Distribution, each option to purchase the Company’s Class A Common Stock became two options: one option to acquire MSG Class A Common Stock and one option to acquire the Company’s Class A Common Stock. The existing exercise price was allocated between the existing options and the new MSG options based upon the volume-weighted average prices of the MSG Class A Common Stock and the Company’s Class A Common Stock over the ten trading days immediately following the Distribution as reported by Bloomberg Business, and the underlying share amount took into account the one-to-three distribution ratio (i.e., one share of MSG Class A Common Stock was issued for every three shares of the Company’s Class A Common Stock). Other than the split of the options and the allocation of the existing exercise price, there were no additional adjustments to the existing options in connection with the Distribution.
The Company’s RSUs held by MSG employees were not expensed by the Company; however, such RSUs had a dilutive effect on earnings per share available to the Company’s common stockholders. There are no outstanding Company RSUs held by MSG employees, except for those employed by both MSG and the Company, as of June 30, 2018.
Share-based Compensation Expense
Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $13,979, $9,931 and $9,266 for the years ended June 30, 2018, 2017 and 2016, respectively. In addition, share-based compensation expense for the year ended June 30, 2016 of $808 was included in loss from discontinued operations in the accompanying consolidated statement of operations.
As of June 30, 2018, there was $17,274 of unrecognized compensation cost related to unvested RSUs and NQSOs, held by Company employees. The cost is expected to be recognized over a weighted-average period of 2 years for unvested RSUs and NQSOs. There were no costs related to share-based compensation that were capitalized. Tax benefits realized from tax deductions associated with share-based compensation expense for the years ended June 30, 2018, 2017 and 2016 totaled $2,814, $1,714, and $12,206, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NQSOs Award Activity
The following table summarizes activity relating to holders of the Company’s NQSOs for the year ended June 30, 2018:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting NQSOs	Performance Based Vesting NQSOs
Balance as of June 30, 2017	535	534	$17.81	6.71	4,960
Granted	426	427	21.60
Balance as of June 30, 2018	961	961	$19.49	6.14	8,567
Exercisable as of June 30, 2018	178	—	$17.81	5.71	$1,094
In September 2017, the Company granted 853 NQSOs, of which 50% are subject to three-year ratable vesting and the remaining 50% are subject to three-year cliff vesting and the achievement of certain Company performance criteria. These NQSOs have an expiration period of 7.5 years. The Company calculated the fair value of these NQSOs on the date of grant using the Black-Scholes option pricing model, which resulted in a grant date fair value of $5.63 per NQSO.
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
The aggregate intrinsic value is calculated for in-the-money NQSOs as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s Class A Common Stock at June 30, 2018 and 2017, as applicable. For the years ended June 30, 2017 and 2016, the aggregate intrinsic value of the Company’s NQSOs exercised was $14 and $5,100, respectively, determined as of the date of NQSO exercise.
Restricted Share Units Award Activity
The following table summarizes activity relating to holders (including Company and MSG employees) of the Company’s RSUs for the year ended June 30, 2018:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance as of June 30, 2017	544	597	$25.79
Granted	185	341	21.32
Vested	(333)	(132)	34.40
Forfeited	(20)	(27)	21.44
Unvested award balance as of June 30, 2018	376	779	20.46
Nonperformance based vesting RSUs granted during the year ended June 30, 2018 included 113 RSUs granted under the Employee Stock Plan that are subject to three-year ratable vesting and 72 RSUs granted under the Non-Employee Director Plan which vested upon date of grant. Performance based vesting RSUs granted under the Employee Stock Plan during the year ended June 30, 2018 included 114 RSUs that are subject to three-year ratable vesting, and 227 RSUs subject to three-year cliff vesting.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The fair value of RSUs that vested during the year ended June 30, 2018 was $9,329, determined as of the date of vesting. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company’s treasury shares. To fulfill the employees’ statutory tax withholding obligations for the applicable income and other employment taxes, 188 of these RSUs, with an aggregate value of $3,773 were retained by the Company and the taxes paid are reflected as a financing activity in the accompanying consolidated statement of cash flows for the year ended June 30, 2018. For the years ended June 30, 2017 and 2016, the fair value of the Company’s RSUs that vested was $5,902 and $17,330, respectively, determined as of the date of the RSU vesting.
The weighted-average fair value per share at date of grant of RSUs granted during the years ended June 30, 2017 and 2016 was $19.59 and $55.23, respectively.
Note 14. Stock Repurchase Program
On December 7, 2017, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of June 30, 2018, the Company had $136,165 of availability remaining under its stock repurchase authorization. For the year ended June 30, 2018, the Company repurchased 713 shares, which are determined based on the settlement date of such trades, for a total cost of $13,850 (including commissions and fees). These acquired shares have been classified as treasury stock.
On October 27, 2014, the Company’s Board of Directors authorized the repurchase of up to $500,000 of the Company’s Class A Common Stock. On September 11, 2015, the Company’s Board of Directors terminated the repurchase authorization effective as of the Distribution Date. For the year ended June 30, 2016 (up until the authorization was terminated), the Company repurchased 1,336 shares, which were determined based on the settlement date of such trades, for a total cost of $100,027 (including commissions and fees). These acquired shares have been classified as treasury stock.
Note 15. Related Party Transactions
As of June 30, 2018, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group (collectively, the “Dolan Family Group”), collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 3.2% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.0% of the aggregate voting power of the Company’s outstanding common stock. The Dolan Family Group also controls MSG and AMC Networks Inc. (“AMC Networks”).
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
In connection with the Distribution, the Company entered into various agreements with MSG, including media rights agreements covering Knicks and Rangers games, an advertising sales representation agreement, a trademark license agreement, a tax disaffiliation agreement, a transition services agreement (“TSA”) and certain other arrangements. The Company and MSG entered into a new services agreement (“Services Agreement”) effective July 1, 2017, which provides for each party to furnish substantially the same services, as well as the executive support services described above, in exchange for service fees. In connection with the expiration of the Services Agreement on June 30, 2018, the Company entered into an interim agreement with MSG, pursuant to which each party provides the other with the services on the same terms.
The Company has entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Related party transactions included in continuing operations
Rights fees
The Company’s media rights agreements with the Knicks and the Rangers, effective as of July 1, 2015, provide the Company with exclusive media rights to team games in their local markets. Rights fees included in the accompanying consolidated statements of operations for the years ended June 30, 2018, 2017 and 2016 were $141,726, $135,191, and $130,841, respectively.
Origination, master control and technical services
AMC Networks provides certain origination, master control and technical services to the Company. Amounts charged to the Company for the years ended June 30, 2018, 2017 and 2016 were $6,138, $6,111, and $5,872, respectively.
Commission
The Company’s advertising sales representation agreement with MSG, which has a term through June 30, 2022, provides for MSG to act as the Company’s advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. All of the Company’s advertising sales personnel were transferred to MSG in connection with the Distribution. The amounts charged to the Company for the years ended June 30, 2018, 2017 and 2016 were $13,011, $13,585, and $13,763, respectively.
Other operating expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. In addition, pursuant to the Services Agreement, the Company outsources (and prior to the expiration of the TSA, the Company outsourced) certain business functions to MSG. These services currently include information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. Net amounts charged to the Company for expenses associated with services provided by MSG, executive office space and certain support costs, and for other related party transactions amounted to $9,945, $8,925, and $4,934 for the years ended June 30, 2018, 2017 and 2016, respectively.
Related party transactions with Cablevision Systems Corporation
Prior to June 21, 2016, members of the Dolan Family Group were also the controlling stockholders of Cablevision Systems Corporation (“Cablevision”). On June 21, 2016, Cablevision was acquired by a subsidiary of Altice N.V. and a change in control occurred which resulted in members of the Dolan Family Group no longer being controlling stockholders of Cablevision (now known as Altice USA). Accordingly, Altice USA is not a related party of the Company. Revenues (primarily from the distribution of programming networks) and operating expenses that relate to Cablevision prior to its sale included in continuing operations in the accompanying consolidated statement of operations for the year ended June 30, 2016 were $161,588 and $11,050, respectively.
Related party transactions included in discontinued operations
Related party transactions included in loss from discontinued operations in the accompanying consolidated statement of operations for the year ended June 30, 2016 include the following: (i) revenues from related parties of $33,559, (ii) operating expenses charged by related parties of $1,367, (iii) interest income from nonconsolidated affiliates of $635, and (iv) equity in earnings (loss) of equity-method investments of $2,679.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 16. Income Taxes
Income tax (benefit) expense attributable to continuing operations is comprised of the following components:

	Years Ended June 30,
	2018	2017	2016
Current expense:
Federal	$64,021	$81,964	$71,632
State and other	30,651	31,977	27,977
	94,672	113,941	99,609
Deferred benefit:
Federal	(109,145)	(4,120)	(4,353)
State and other	(1,851)	(1,327)	(14,252)
	(110,996)	(5,447)	(18,605)
Tax benefit relating to uncertain tax positions	(14)	(18)	(33)
Income tax (benefit) expense	$(16,338)	$108,476	$80,971

The income tax (benefit) expense attributable to continuing operations differs from the amount derived by applying the statutory federal rate to pre-tax income principally due to the effect of the following items:

	Years Ended June 30,
	2018	2017	2016
Federal tax expense at statutory federal rate	$76,470	$96,578	$85,495
State and local income taxes, net of federal benefit	21,372	19,489	17,709
Change in the estimated applicable corporate tax rate used to determine deferred taxes	(497)	85	(12,717)
Impact of Tax Act on deferred taxes	(106,446)	—	—
Domestic production activities tax deduction	(3,585)	(7,998)	(6,329)
Tax benefit relating to uncertain tax positions	(14)	(18)	(33)
Tax return to book provision adjustments	(3,411)	(208)	(3,271)
Nondeductible expenses and other	(227)	548	117
Income tax (benefit) expense	$(16,338)	$108,476	$80,971
On December 22, 2017, the enactment of the Tax Act significantly changed the existing U.S. tax laws and included a reduction in the corporate federal tax rate from 35% to 21% effective January 1, 2018. For the year ended June 30, 2018, the Company used a blended statutory federal rate of 28% (based upon the number of days for the fiscal year ended 2018 that it will be taxed at the former rate of 35% and the number of days it will be taxed at the new rate of 21%) to calculate its most recent effective tax rate.
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities included in the accompanying consolidated balance sheets as of June 30, 2018 and 2017 are as follows:

	June 30,
	2018	2017
Deferred tax asset (liability)
Investment in MSGN L.P.	$(245,959)	$(356,064)
Compensation and benefit plans	4,542	4,210
Net noncurrent deferred tax liability	$(241,417)	$(351,854)

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred tax assets have resulted from the Company’s future deductible temporary differences. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize the benefit for its gross deferred tax assets.
The current state tax prepaid asset of $1,134 and $14,322 as of June 30, 2018 and 2017, respectively, and the current federal tax payable of $8,460 and $11,483 as of June 30, 2018 and 2017, respectively, are reflected in the Company’s income tax prepaid and payable balances in the accompanying consolidated balance sheets.
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits associated with the Company’s uncertain tax positions:

Balance as of June 30, 2017	$14
Additions for tax positions related to prior years	—
Decreases for tax positions related to prior years	(14)
Balance as of June 30, 2018	$—
During the year ended June 30, 2018, the Company recorded a $14 tax benefit related to uncertain tax positions (including interest and penalties) due to the expiration of the applicable statute of limitations. The expense related to uncertain tax positions taken in prior years was comprised of income taxes associated with a state filing position.
The Company made cash income tax payments (net) of $84,524, $97,164 and $192,315 for years ended June 30, 2018, 2017 and 2016, respectively. The cash income tax payments for the year ended June 30, 2016 include approximately $120,000 which is reflected in net cash used in operating activities of discontinued operations in the accompanying consolidated statement of cash flows. The income tax payments classified in net cash used in operating activities of discontinued operations primarily reflect a one-time payment related to certain historical activities of the Company’s former subsidiary, MSG, and other offsetting items.
During the third quarter of fiscal year 2017, the Internal Revenue Service concluded its fieldwork on the audit of the Company’s federal income tax returns as filed for the tax year ended December 31, 2013. The audit has been completed and the Company received a summary notice. The audit did not result in material changes to the tax returns as filed.
The Company was notified during the third quarter of fiscal year 2017 that the City of New York was commencing an examination of the Company’s New York City income tax returns as filed for the tax years ended December 31, 2013 and 2014. The audit has been completed and the Company received a summary notice. The audit did not result in material changes to the tax returns as filed.
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

During the third quarter of fiscal year 2018, the Company was notified that the State of Massachusetts was commencing an examination of the Company’s Massachusetts income tax returns as filed for the tax years ended December 31, 2014 and 2015. The Company was notified during the fourth quarter of fiscal year 2018 that it was no longer subject to the examination.
The federal and state statute of limitations are currently open on the Company’s 2014 through 2017 and 2013 through 2017 tax returns, respectively.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accounts receivable, net on the accompanying consolidated balance sheets as of June 30, 2018 and 2017 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	June 30,
	2018	2017
Customer A	24%	26%
Customer B	24%	25%
Customer C	23%	22%
Customer D	15%	14%
Affiliation fee revenue constituted at least 90% of the Company’s consolidated revenues for each of the years ended June 30, 2018, 2017 and 2016.
Revenues from continuing operations in the accompanying consolidated statements of operations for the years ended June 30, 2018, 2017 and 2016 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Years Ended June 30,
	2018	2017	2016
Customer 1	24%	25%	25%
Customer 2	23%	24%	23%
Customer 3	22%	20%	20%
Customer 4	11%	11%	10%
The accompanying consolidated balance sheets as of June 30, 2018 and 2017 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the New Jersey Devils:

	June 30,
Reported in	2018	2017
Prepaid expenses	$3,000	$3,000
Other current assets	3,000	2,000
Other assets	39,000	41,000
	$45,000	$46,000
As of June 30, 2018, approximately 590 full-time and part-time employees, who represent approximately 75% of the Company’s workforce, are subject to collective bargaining agreements (“CBAs”). As of June 30, 2018, approximately 4% of the Company’s workforce that is subject to a CBA is covered by a CBA that is expired. In addition, as of June 30, 2018, approximately 87% of the Company’s workforce that is subject to a CBA is covered by a CBA that expires within the next fiscal year.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 18. Interim Financial Information (Unaudited)
The following is a summary of the Company’s selected quarterly financial data for the years ended June 30, 2018 and 2017:

	Three Months Ended				Year Ended June 30, 2018
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Revenues	$157,456	$181,222	$186,568	$171,405	$696,651
Operating expenses	81,103	105,636	105,984	90,770	383,493
Operating income	$76,353	$75,586	$80,584	$80,635	$313,158

Net income	$41,157	$155,568	$46,935	$45,202	$288,862
Earnings per share:
Basic	0.55	2.06	0.62	0.60	3.83
Diluted	0.54	2.05	0.62	0.60	3.81

	Three Months Ended				Year Ended June 30, 2017
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
Revenues	$153,578	$175,646	$183,247	$162,881	$675,352
Operating expenses	78,651	95,501	99,773	86,530	360,455
Operating income	$74,927	$80,145	$83,474	$76,351	$314,897

Income from continuing operations	$40,361	$43,255	$44,155	$39,691	$167,462
Loss from discontinued operations, net of taxes	(120)	—	—	—	(120)
Net income	$40,241	$43,255	$44,155	$39,691	$167,342
Earnings per share:
Basic
Income from continuing operations	$0.54	$0.58	$0.59	$0.53	$2.23
Loss from discontinued operations	—	—	—	—	—
Net income	0.54	0.58	0.59	0.53	2.22
Diluted
Income from continuing operations	$0.54	$0.57	$0.58	$0.52	$2.22
Loss from discontinued operations	—	—	—	—	—
Net income	0.53	0.57	0.58	0.52	2.21