Form 10-Q
period 2018-09-30
MSG NETWORKS INC.
filed 2018-11-02
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 31, 2018:

Class A Common Stock par value $0.01 per share	—	61,234,541
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2018	June 30, 2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$170,083	$205,343
Accounts receivable, net	109,519	110,657
Related party receivables, net	2,345	12,100
Prepaid income taxes	5,773	1,134
Prepaid expenses	3,279	4,489
Other current assets	5,994	4,719
Total current assets	296,993	338,442
Property and equipment, net	9,679	10,029
Amortizable intangible assets, net	36,338	37,203
Goodwill	424,508	424,508
Other assets	38,926	39,430
Total assets	$806,444	$849,612

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$301	$1,460
Related party payables	1,037	785
Current portion of long-term debt	72,414	72,414
Income taxes payable	18,507	8,460
Accrued liabilities:
Employee related costs	7,703	15,342
Other accrued liabilities	6,922	8,129
Deferred revenue	4,458	4,626
Total current liabilities	111,342	111,216
Long-term debt, net of current portion	1,024,914	1,118,017
Defined benefit and other postretirement obligations	25,647	28,170
Other employee related costs	4,619	4,560
Other liabilities	4,100	3,974
Deferred tax liability	246,046	241,417
Total liabilities	1,416,668	1,507,354
Commitments and contingencies (see Note 8)
Stockholders' Deficiency:
Class A Common stock, par value $0.01, 360,000 shares authorized; 61,235 and 61,017 shares outstanding as of September 30, 2018 and June 30, 2018, respectively	643	643
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of September 30, 2018 and June 30, 2018	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	—	4,067
Treasury stock, at cost, 3,024 and 3,242 shares as of September 30, 2018 and June 30, 2018, respectively	(182,714)	(195,881)
Accumulated deficit	(421,666)	(460,007)
Accumulated other comprehensive loss	(6,623)	(6,700)
Total stockholders' deficiency	(610,224)	(657,742)
Total liabilities and stockholders' deficiency	$806,444	$849,612

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended
	September 30,
	2018	2017
Revenues	$164,464	$157,456

Direct operating expenses (including related party expenses of $38,092 and $36,681, respectively)	66,655	63,091
Selling, general and administrative expenses (including related party expenses of $3,080 and $2,723, respectively)	16,903	15,561
Depreciation and amortization	2,045	2,451
Operating income	78,861	76,353
Other income (expense):
Interest income	1,592	878
Interest expense	(11,922)	(10,643)
Other components of net periodic benefit cost	(405)	(407)
	(10,735)	(10,172)
Income from operations before income taxes	68,126	66,181
Income tax expense	(21,196)	(25,024)
Net income	$46,930	$41,157
Earnings per share:
Basic
Net income	$0.63	$0.55
Diluted
Net income	$0.62	$0.54
Weighted-average number of common shares outstanding:
Basic	74,895	75,285
Diluted	75,693	75,779

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in thousands)

	Three Months Ended
	September 30,
	2018	2017
Net income	$46,930	$41,157
Other comprehensive income (loss) before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	119	149
Amortization of net prior service credit included in net periodic benefit cost	(2)	(3)
Settlement gain	(8)	—
Other comprehensive income before income taxes	109	146
Income tax expense related to items of other comprehensive income	(32)	(61)
Other comprehensive income	77	85
Comprehensive income	$47,007	$41,242

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$46,930	$41,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,045	2,451
Amortization of deferred financing costs	751	751
Share-based compensation expense	3,676	2,921
Provision for doubtful accounts	(6)	74
Change in assets and liabilities:
Accounts receivable, net	1,144	(769)
Related party receivables, net	9,755	10,066
Prepaid expenses and other assets	1,095	1,517
Accounts payable	(1,159)	(651)
Related party payables, including payable to MSG	373	(450)
Prepaid/payable for income taxes	5,408	3,889
Accrued and other liabilities	(11,311)	(8,151)
Deferred revenue	(168)	283
Deferred income taxes	4,445	(669)
Net cash provided by operating activities	62,978	52,419
Cash flows from investing activities:
Capital expenditures	(830)	(484)
Net cash used in investing activities	(830)	(484)
Cash flows from financing activities:
Principal repayments on Term Loan Facility (see Note 7)	(93,750)	(18,750)
Taxes paid in lieu of shares issued for share-based compensation	(3,658)	(1,324)
Net cash used in financing activities	(97,408)	(20,074)
Net increase (decrease) in cash and cash equivalents	(35,260)	31,861
Cash and cash equivalents at beginning of period	205,343	141,087
Cash and cash equivalents at end of period	$170,083	$172,948

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2018	$779	$4,067	$(195,881)	$(460,007)	$(6,700)	$(657,742)
Net income	—	—	—	46,930	—	46,930
Other comprehensive income	—	—	—	—	77	77
Comprehensive income						47,007
Share-based compensation expense	—	3,676	—	—	—	3,676
Tax withholding associated with shares issued for share-based compensation	—	(3,537)	—	—	—	(3,537)
Shares issued upon distribution of Restricted Stock Units	—	(4,206)	13,167	(8,961)	—	—
Cumulative effect of adoption of ASC 606	—	—	—	372	—	372
Balance as of September 30, 2018	$779	$—	$(182,714)	$(421,666)	$(6,623)	$(610,224)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2017	$779	$6,909	$(198,800)	$(746,539)	$(6,556)	$(944,207)
Net income	—	—	—	41,157	—	41,157
Other comprehensive income	—	—	—	—	85	85
Comprehensive income						41,242
Share-based compensation expense	—	2,921	—	—	—	2,921
Tax withholding associated with shares issued for share-based compensation	—	(2,682)	—	—	—	(2,682)
Shares issued upon distribution of Restricted Stock Units	—	(7,148)	10,869	(3,721)	—	—
Balance as of September 30, 2017	$779	$—	$(187,931)	$(709,103)	$(6,471)	$(902,726)

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
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. The financial statements as of September 30, 2018 and for the three months ended September 30, 2018 and 2017 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of MSG Networks Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amount of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, other long-lived assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, tax accruals, and other liabilities. In addition, estimates are used in revenue recognition, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters, and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
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
Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the subsequent ASUs that amended and/or clarified the application of ASU No. 2014-09 (collectively, “Topic 606”) on July 1, 2018 (“Adoption Date”). The Company applied the modified retrospective approach for all contracts not completed as of the Adoption Date, and as a result, recorded a decrease to the opening accumulated deficit of $372, net of tax.
The reported results as of and for the three months ended September 30, 2018 reflect the application of Topic 606, while the reported results for prior periods have not been adjusted to reflect Topic 606, and continue to be presented under the prior revenue recognition accounting guidance. The amount by which each financial statement line item has been affected in the current reporting

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

period by the application of Topic 606 compared to historical policies is not material, therefore, comparative disclosures have been omitted. The adoption of Topic 606 did not result in significant changes in the way the Company records revenues. However, as a result of adopting Topic 606, there are certain components of the Company’s revenues where Topic 606 generally results in different recognition of revenue compared to the Company’s historical policies.
The following table provides changes to each applicable opening balance on the Company’s consolidated balance sheet resulting from the adoption of Topic 606:

	June 30, 2018	Impact of Adoption	July 1, 2018
Current assets	$338,442	$585	$339,027
Total assets	849,612	760	850,372
Current liabilities	111,216	—	111,216
Total liabilities	1,507,354	388	1,507,742

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends Accounting Standards Codification (“ASC”) Topic 230, Statement of Cash Flows to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on various cash flow issues. This standard was adopted by the Company in the first quarter of fiscal year 2019, and was applied retrospectively. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, which will effect various areas of accounting including, but not limited to, goodwill and consolidation. This standard was adopted by the Company in the first quarter of fiscal year 2019, and was applied prospectively. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit. The amended guidance also eliminates the requirement for any reporting unit with a zero or a negative carrying amount to perform a qualitative assessment and will require disclosure of the amount of goodwill allocated to each reporting unit with a zero or a negative carrying amount of net assets. This standard was early adopted by the Company in the first quarter of fiscal year 2019, and was applied prospectively. Based on the Company’s most recent annual goodwill impairment test completed in the first quarter of fiscal year 2019, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The standard is to be applied prospectively to an award modified on or after the adoption date. This standard was adopted by the Company in the first quarter of fiscal year 2019, and will be applied to any future changes to the terms and conditions of stock-based payment awards should they occur. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and subsequent ASUs that amended and/or clarified the application of ASU No. 2016-02, which supersedes the current guidance in ASC Topic 840, Leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The amended guidance also requires additional quantitative and qualitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted, and the modified retrospective approach required. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Topic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which removes, adds, or clarifies disclosure requirements relating to defined benefit plans to improve disclosure effectiveness. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The standard is to be applied retroactively to all periods presented. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
Note 3. Revenue Recognition
The Company generates revenues principally from affiliation fees charged to cable, satellite, telephone and other platforms (“Distributors”) for the right to carry its networks, as well as from the sale of advertising. The Company’s revenue recognition policies that describe the nature, amount, timing and uncertainty associated with each major source of revenue from contracts with customers are summarized below.
Affiliation Fee Revenue
Affiliation fee revenue is earned from Distributors for the right to carry the Company’s networks under contracts, commonly referred to as “affiliation agreements.” The Company's performance obligation under its affiliation agreements is satisfied as the Company provides its programming over the term of the affiliation agreement.
Affiliation fee revenue constituted at least 90% of the Company’s consolidated revenues for the period ended September 30, 2018. Substantially all of the Company’s affiliation agreements are sales-based and usage-based royalty arrangements, which are recognized as the sale or usage occurs. The transaction price is represented by affiliation fees that are generally based upon contractual rates applied to the number of the Distributor’s subscribers who receive or can receive the Company’s programming. Such subscriber information is generally not received until after the close of the reporting period, and in these cases, the Company estimates the number of subscribers. Historical adjustments to recorded estimates have not been material.
The Company’s payment terms vary, however, are generally within 30-60 days after revenue is earned.
Advertising Revenue
The Company primarily earns advertising revenue through the sale of commercial time and other advertising inventory to advertisers during its programming, and generally these advertising arrangements either do not exceed one year or are primarily multi-year media banks, the elements of which are agreed upon each year. Advertising revenue is recognized as advertising is aired. In certain advertising arrangements, the Company guarantees specified viewer ratings for its programming. The promise to deliver the guaranteed viewer ratings by airing the advertising represents the Company’s performance obligation. A contract liability is recognized as deferred revenue to the extent the guaranteed viewer ratings are not met, and is subsequently recognized as revenue either when the Company provides the required additional advertising time, or additional performance requirements become remote, which may be at the time the guarantee obligation contractually expires.
The Company’s payment terms vary by the type of customer. Generally, payment terms are 30-60 days after revenue is earned. Given that the Company’s advertising revenue is largely derived from the sale of inventory in its live professional sports programming, a disproportionate share of this revenue has historically been earned in the Company’s second and third fiscal quarters.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Principal versus Agent Revenue Recognition
The Company has an advertising sales representation agreement with MSG that provides for MSG to act as its advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The Company reports advertising revenue on a gross basis as it is primarily responsible for the fulfillment of advertising orders.
Noncash Consideration
The Company enters into nonmonetary transactions, primarily with its Distributors, that involve the exchange of products or services, such as advertising and promotional benefits, for the Company’s services. For arrangements that are subject to sales-based and usage-based royalty guidance, the Company measures noncash consideration that it receives at fair value as the sale or usage occurs. For other arrangements, the Company measures the estimated fair value of the noncash consideration that it receives at contract inception. If the Company cannot reasonably estimate the fair value of the noncash consideration, the Company measures the fair value of the consideration indirectly by reference to the standalone selling price of the services promised to the customer in exchange for the consideration.
Transaction Price Allocated to Future Performance Obligations
Topic 606 requires disclosure of the aggregate amount of consideration the Company expects to receive in exchange for transferring services to a customer (transaction price) that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018. However, the guidance provides certain practical expedients that allow companies to omit this disclosure requirement for (i) sales-based or usage-based royalty arrangements, (ii) contracts with an original expected length of one year or less, (iii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed, and (iv) variable consideration related to a wholly unsatisfied performance obligation.
Substantially all of the Company’s affiliation agreements are licenses of functional intellectual property where revenue is derived from sales-based and usage-based royalty arrangements, and generally the Company’s advertising arrangements either do not exceed one year or are primarily multi-year media banks, the elements of which are agreed upon each year. For these types of arrangements, the Company applies a practical expedient.
As of September 30, 2018, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations under these contracts was approximately $15,100 to be recognized over the next five years.
Contract Balances from Contracts with Customers
An account receivable is recorded when there is an unconditional right to consideration based on a contract with a customer. When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, a contract liability (deferred revenue) is recorded.
For certain types of contracts with customers, the Company may recognize revenue in advance of the contractual right to invoice the customer, resulting in an amount recorded to contract assets as required by Topic 606. Once the Company has an unconditional right to consideration under these contracts, the contract assets are reclassified to accounts receivable.
Deferred revenue is recognized as revenue when, or as, control of the services is transferred to the customer and all revenue recognition criteria have been met. As noted above, the primary source of the Company’s deferred revenue relates to the Company not meeting viewer rating guarantees on advertising sales arrangements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table provides information about current contract balances from contracts with customers:

	September 30, 2018	June 30, 2018
Accounts receivable (including advertising receivable included in related party receivables, net)	$112,771	$125,982
Contract asset, short-term (included in other current assets)	859	—
Contract asset, long-term (included in other assets)	41	—
Deferred revenue, short-term	4,458	4,626
Deferred revenue, long-term (included in other liabilities)	236	—
The amount of revenue recognized for the three months ended September 30, 2018 related to deferred revenue (contract liability) recorded at the Adoption Date was not material to the consolidated financial statements.
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
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Three Months Ended
	September 30,
	2018	2017
Weighted-average number of shares for basic EPS	74,895	75,285
Dilutive effect of shares issuable under share-based compensation plans	798	494
Weighted-average number of shares for diluted EPS	75,693	75,779
Anti-dilutive shares	573	157
Note 5. Goodwill and Amortizable Intangible Assets
During the first quarter of fiscal year 2019, the Company performed its annual impairment test of goodwill. As the Company’s one reporting unit had a negative carrying value of net assets, there was no impairment of goodwill identified.
The Company’s intangible assets subject to amortization are as follows:

	September 30, 2018	June 30, 2018
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(46,706)	(45,841)
	$36,338	$37,203
Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets was $865 for the three months ended September 30, 2018 and 2017.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Property and Equipment
As of September 30, 2018 and June 30, 2018, property and equipment consisted of the following assets:

	September 30, 2018	June 30, 2018
Equipment	$36,668	$36,027
Furniture and fixtures	1,730	1,728
Leasehold improvements	19,320	19,297
Construction in progress	891	727
	58,609	57,779
Less accumulated depreciation and amortization	(48,930)	(47,750)
	$9,679	$10,029
Depreciation and amortization expense on property and equipment was $1,180 and $1,586 for the three months ended September 30, 2018 and 2017, respectively.
Note 7. Debt
On September 28, 2015, MSGN Holdings L.P. (“MSGN L.P.”), an indirect wholly-owned subsidiary of the Company through which the Company conducts substantially all of its operations, MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders.
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
The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of September 30, 2018, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2018, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. For the three months ended September 30, 2018, the Company made principal repayments of $93,750, including a voluntary payment of $75,000. The Company has made principal payments aggregating $447,500 through September 30, 2018. The Term Loan

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Facility amortizes quarterly in accordance with its terms through June 30, 2020 with a final maturity date on September 28, 2020.
As of September 30, 2018, the principal repayments required under the Term Loan Facility are as follows:

Remainder of fiscal year ending June 30, 2019	$56,250
Fiscal year ending June 30, 2020	114,375
Fiscal year ending June 30, 2021	931,875
$1,102,500
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
The Company is amortizing its deferred financing costs on a straight-line basis over the five-year term of the Senior Secured Credit Facilities which approximates the effective interest method. The following table summarizes the presentation of the Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheets as of September 30, 2018 and June 30, 2018:

	Term Loan Facility	Deferred Financing Costs	Net
September 30, 2018
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,027,500	(2,586)	1,024,914
Total	$1,102,500	$(5,172)	$1,097,328
June 30, 2018
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,121,250	(3,233)	1,118,017
Total	$1,196,250	$(5,819)	$1,190,431

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In addition, the Company has deferred financing costs related to the Revolving Credit Facility recorded in the accompanying consolidated balance sheets as summarized in the following table:

	September 30, 2018	June 30, 2018

Other current assets	$417	$417
Other assets	417	521
The Company made interest payments under the Credit Agreement of $11,122 and $9,857 during the three months ended September 30, 2018 and 2017, respectively.
Note 8. Commitments and Contingencies
Commitments
As more fully described in Notes 8 and 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, the Company’s contractual obligations not reflected on the balance sheet consist primarily of its obligations under media rights agreements and, to a lesser extent, long-term noncancelable operating lease agreements.
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
The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
September 30, 2018
Assets:
Money market accounts	$16,483	$—	$—	$16,483
Time deposits	149,028	—	—	149,028
Total assets measured at fair value	$165,511	$—	$—	$165,511
June 30, 2018
Assets:
Money market accounts	$20,398	$—	$—	$20,398
Time deposits	184,945	—	—	184,945
Total assets measured at fair value	$205,343	$—	$—	$205,343

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
Other Financial Instruments
The fair value of the Company’s long-term debt (see Note 7) was approximately $1,091,000 as of September 30, 2018. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable.
Note 10. Pension Plans and Other Postretirement Benefit Plan
As more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, the Company sponsors (i) a non-contributory, qualified defined benefit pension plan covering certain of its union employees, (ii) an unfunded non-contributory, non-qualified frozen excess cash balance plan covering certain employees who participated in an underlying qualified plan, and (iii) an unfunded non-contributory, non-qualified frozen defined benefit pension plan for the benefit of certain employees who participated in an underlying qualified plan (collectively the “Pension Plans”). The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 (the “Postretirement Plan”).
Components of net periodic benefit cost for the three months ended September 30, 2018 and 2017 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$111	$128	$18	$17
Other components of net periodic benefit cost:
Interest cost	402	358	38	30
Expected return on plan assets	(144)	(127)	—	—
Recognized actuarial loss (a)	119	149	—	—
Amortization of unrecognized prior service credit (a)	—	—	(2)	(3)
Settlement gain (a)	(8)	—	—	—
Net periodic benefit cost	$480	$508	$54	$44
(a) Reflects amounts reclassified from accumulated other comprehensive loss to other components of net periodic benefit cost in the accompanying consolidated statements of operations.
In addition, as more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, the Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and participates in the Madison Square Garden 401(k) Savings Plan, formerly the MSG Holdings, L.P. 401(k) Savings Plan, a multiple employer plan (together, the “Savings Plans”). Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $229 and $213 for the three months ended September 30, 2018 and 2017, respectively.
Note 11. Share-based Compensation
See Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for more information regarding (i) the MSG Networks Inc. 2010 Employee Stock Plan, as amended (the “Employee Stock Plan”), and (ii) the MSG Networks Inc. 2010 Stock Plan For Non-Employee Directors, as amended (the “Non-Employee Director Plan”).
Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $3,676 and $2,921 for the three months ended September 30, 2018 and 2017, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Non-Qualified Stock Options (“NQSOs”) Award Activity
The following table summarizes activity relating to holders of the Company’s NQSOs for the three months ended September 30, 2018:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting NQSOs	Performance Based Vesting NQSOs
Balance as of June 30, 2018	961	961	$19.49	6.14	$8,567
Granted	316	316	25.05
Balance as of September 30, 2018	1,277	1,277	$20.87	6.27	12,596
Exercisable as of September 30, 2018	498	—	$18.89	5.73	$3,444
During the three months ended September 30, 2018, the Company granted 632 NQSOs, of which 50% are subject to three-year ratable vesting and the remaining 50% are subject to three-year cliff vesting and the achievement of certain Company performance criteria. These NQSOs have an expiration period of 7.5 years. The Company calculated the fair value of these NQSOs on the date of grant using the Black-Scholes option pricing model, which resulted in a grant date fair value of $7.60 per NQSO.
The following were the key assumptions used to calculate the fair value of this award:

Risk-free interest rate	2.76%
Expected term	5.25 years
Expected volatility	27.44%
The Company’s computation of expected term was calculated using the simplified method (the average of the vesting period and option term) as prescribed in ASC Topic 718-10-S99. The Company’s computation of expected volatility was based on historical volatility of its common stock.
The aggregate intrinsic value is calculated for in-the-money NQSOs as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) at September 30, 2018 and June 30, 2018, as applicable.
Restricted Share Units Award Activity
The following table summarizes activity relating to holders of the Company’s RSUs for the three months ended September 30, 2018:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance as of June 30, 2018	376	779	$20.46
Granted	94	332	25.04
Vested	(76)	(285)	20.26
Unvested award balance as of September 30, 2018	394	826	22.07
Nonperformance based vesting RSUs granted under the Employee Stock Plan during the three months ended September 30, 2018 are subject to three-year ratable vesting. Performance based vesting RSUs granted under the Employee Stock Plan during the three months ended September 30, 2018 included 118 RSUs that are subject to three-year ratable vesting, and 214 RSUs subject to three-year cliff vesting. RSUs granted under the Employee Stock Plan will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee of the Board of Directors, in cash.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The fair value of RSUs that vested during the three months ended September 30, 2018 was $8,917. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company’s treasury shares. To fulfill the employees’ statutory tax withholding obligations for the applicable income and other employment taxes, 144 of these RSUs, with an aggregate value of $3,537 were retained by the Company and the taxes paid during the three months ended September 30, 2018 are reflected as a financing activity in the accompanying consolidated statement of cash flows.
Note 12. Stock Repurchase Program
On December 7, 2017, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of September 30, 2018, the Company had $136,165 of availability remaining under its stock repurchase authorization. The Company did not repurchase shares during the three months ended September 30, 2018.
Note 13. Related Party Transactions
As of September 30, 2018, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group (collectively, the “Dolan Family Group”), collectively beneficially own all of the Company’s outstanding Class B common stock, par value $0.01 per share (“Class B Common Stock”) and own approximately 3.2% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 69.9% of the aggregate voting power of the Company’s outstanding common stock. The Dolan Family Group also controls MSG and AMC Networks Inc. (“AMC Networks”).
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
The Company and MSG are also party to an aircraft time sharing agreement, pursuant to which MSG has agreed from time to time to make its aircraft available to the Company for lease on a “time sharing” basis. Additionally, the Company, MSG and AMC Networks have agreed on an allocation of the costs of certain other aircraft, including helicopter, use by shared executives.
In connection with the Distribution, the Company entered into various agreements with MSG, including media rights agreements covering the New York Knicks (the “Knicks”) and the New York Rangers (the “Rangers”) games, an advertising sales representation agreement, a trademark license agreement, a tax disaffiliation agreement, a transition services agreement (“TSA”), and certain other arrangements. The TSA expired on September 30, 2017. The Company and MSG entered into a new services agreement (“Services Agreement”) effective July 1, 2017, which replaced the TSA and provided for each party to furnish substantially the same services, as well as the executive support services described above, in exchange for service fees. In connection with the expiration of the Services Agreement on June 30, 2018, the Company entered into an interim agreement with MSG, pursuant to which each party provides the other with the same services on the same terms. The Company expects to enter into a new services agreement this calendar year which will be retroactive to July 1, 2018.
The Company has entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.
Related party transactions
Rights fees
The Company’s media rights agreements with the Knicks and the Rangers, effective as of July 1, 2015, provide the Company with exclusive media rights to team games in their local markets. Rights fees included in the accompanying consolidated statements of operations for the three months ended September 30, 2018 and 2017 were $36,558 and $35,152, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Origination, master control and technical services
AMC Networks provides certain origination, master control, and technical services to the Company. Amounts incurred by the Company for the three months ended September 30, 2018 and 2017 were $1,520 and $1,499, respectively.
Commission
The Company’s advertising sales representation agreement with MSG, which has a term through June 30, 2022, provides for MSG to act as the Company’s advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The amounts incurred by the Company for the three months ended September 30, 2018 and 2017 were $407 and $427, respectively.
Other operating expenses
The Company and its related parties enter into transactions with each other in the ordinary course of business. In addition, the Company outsources certain business functions to MSG. These services currently include information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting, and internal audit. Net amounts incurred by the Company for expenses associated with services provided by MSG, executive office space and certain support costs, and for other related party transactions amounted to $2,687 and $2,326 for the three months ended September 30, 2018 and 2017, respectively.
Note 14. Income Taxes
On December 22, 2017, the enactment of the Tax Cuts and Jobs Act significantly changed the existing U.S. tax laws and included a reduction in the corporate federal tax rate from 35% to 21% effective January 1, 2018.
Income tax expense for the three months ended September 30, 2018 of $21,196 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $5,602.
Income tax expense for the three months ended September 30, 2017 of $25,024 differs from the income tax expense derived from applying the statutory federal rate of 35% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $4,516, partially offset by tax benefits related to the domestic production activities deduction of $1,903, and other items.
The Company made cash income tax payments (net) of $11,343 and $21,805 for the three months ended September 30, 2018 and 2017, respectively.
During the fourth quarter of fiscal year 2017, the Company was notified that the City of New York was initiating a review of the Company’s 2014 and 2015 Unincorporated Business Tax Returns. In August 2018, the Company received a summary notice that the audit has been completed. The audit did not result in a material change to the tax returns.
The Company was also notified during the fourth quarter of fiscal year 2017 that the State of New York was commencing an examination of the Company’s New York State income tax returns as filed for the tax years ended December 31, 2013 and 2014. The Company does not expect the examination, when finalized, to result in material changes to the tax returns.
The Company was notified during the first quarter of fiscal year 2019 that the City of New York was commencing an examination of the Company’s New York City general corporate income tax returns as filed for the tax years ended December 31, 2015 and 2016. The Company does not expect the examination, when finalized, to result in material changes to the tax returns.
The federal and state statute of limitations are currently open with regard to the Company’s 2014 through 2017 and 2013 through 2017 calendar year tax returns, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 15. Concentrations of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of September 30, 2018 and June 30, 2018 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	September 30, 2018	June 30, 2018
Customer A	25%	24%
Customer B	24%	24%
Customer C	23%	23%
Customer D	15%	15%
Revenues in the accompanying consolidated statements of operations for the three months ended September 30, 2018 and 2017 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended September 30,
	2018	2017
Customer 1	25%	26%
Customer 2	25%	26%
Customer 3	23%	24%
Customer 4	13%	11%
The accompanying consolidated balance sheets as of September 30, 2018 and June 30, 2018 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the New Jersey Devils:

Reported in	September 30, 2018	June 30, 2018
Prepaid expenses	$1,000	$3,000
Other current assets	4,000	3,000
Other assets	38,000	39,000
	$43,000	$45,000

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

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws and changes in such regulations or laws;

•	the impact of sports league rules, regulations and/or agreements and changes thereto;

•	our dependence on The Madison Square Garden Company, AMC Networks Inc., and other third-party providers for the provision of certain services;

•	cybersecurity and similar risks which could result in the disclosure of confidential information, disruption of our business or damage to our brands and reputation;

•	our substantial debt and high leverage;

•	any reduction in our access to capital and credit markets or significant increases in costs to borrow;

•	financial community perceptions of our business, operations, financial condition and the industry in which we operate;

•	the tax-free treatment of the Distribution; and

•	the factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2018 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” or the “Company” refer collectively to MSG Networks Inc., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. The Company owns and operates two regional sports and entertainment networks, MSG Network and MSG+. The Company operates and reports financial information in one segment.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited consolidated results of operations for the three months ended September 30, 2018 as compared with the three months ended September 30, 2017.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the three months ended September 30, 2018 as compared with the three months ended September 30, 2017.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses recently issued accounting pronouncements not yet adopted, as well as the results of the Company’s annual impairment testing of goodwill performed during the first quarter of fiscal year 2019. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2018 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements included therein.

Results of Operations
Comparison of the Three Months Ended September 30, 2018 versus the Three Months Ended September 30, 2017
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended September 30,				Increase (Decrease) in Net Income
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$164,464	100%	$157,456	100%	$7,008

Direct operating expenses	66,655	41%	63,091	40%	(3,564)
Selling, general and administrative expenses	16,903	10%	15,561	10%	(1,342)
Depreciation and amortization	2,045	1%	2,451	2%	406
Operating income	78,861	48%	76,353	48%	2,508
Other income (expense):
Interest income	1,592	1%	878	1%	714
Interest expense	(11,922)	(7)%	(10,643)	(7)%	(1,279)
Other components of net periodic benefit cost	(405)	NM	(407)	NM	2
	(10,735)	(7)%	(10,172)	(6)%	(563)
Income from operations before income taxes	68,126	41%	66,181	42%	1,945
Income tax expense	(21,196)	(13)%	(25,024)	(16)%	3,828
Net income	$46,930	29%	$41,157	26%	$5,773
_________________
NM – Percentage is not meaningful

In the first quarter of fiscal year 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the subsequent ASUs that amended and/or clarified the application of ASU No. 2014-09 (collectively, “Topic 606”). See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information. The standard was applied using the modified retrospective approach. The amount by which each financial statement line item has been affected in the current reporting period by the application of Topic 606 compared to historical policies is not material, therefore, comparative disclosures have been omitted.
Revenues
Revenues for the three months ended September 30, 2018 increased $7,008, or 4%, to $164,464 as compared with the prior year period. The net increase was attributable to the following:

Increase in affiliation fee revenue	$6,508
Decrease in advertising revenue	(140)
Other net increases	640
$7,008
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single-digit percentage decrease in subscribers as compared with the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2018 increased $3,564, or 6%, to $66,655 as compared with the prior year period due to higher rights fees expense of $3,051 and, to a lesser extent, higher other programming-related costs of $513. The increase in rights fees expense primarily reflects annual contractual rate increases and a full quarter impact of the step-up in expense related to the renewal of a rights agreement with the Buffalo Sabres, as compared to a partial quarter impact in the prior year period.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2018 increased $1,342, or 9%, to $16,903 as compared with the prior year period primarily due to higher advertising and marketing costs and higher employee compensation and related benefits (largely as a result of an increase in share-based compensation expense).
Operating income
Operating income for the three months ended September 30, 2018 increased $2,508, or 3%, to $78,861 as compared with the prior year period primarily due to (as discussed above) higher revenues partially offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses (including share-based compensation expense).
Interest expense
Interest expense for the three months ended September 30, 2018 increased $1,279, or 12%, to $11,922 as compared with the prior year period primarily due to higher average interest rates in the first quarter of fiscal year 2019 (3.6% as compared with 2.9%), partially offset by a lower average principal balance under the Company’s term loan facility (see “Financing Agreements”).
Income taxes
See Note 14 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on income taxes.
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
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Three Months Ended		Increase (Decrease) in Adjusted Operating Income
	September 30,
	2018	2017
Operating income	$78,861	$76,353	$2,508
Share-based compensation	3,676	2,921	755
Depreciation and amortization	2,045	2,451	(406)
Adjusted operating income	$84,582	$81,725	$2,857
Adjusted operating income for the three months ended September 30, 2018 increased $2,857, or 3%, to $84,582 as compared with the prior year period primarily due to (as discussed above) higher revenues partially offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses (excluding share-based compensation expense).

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our $250,000 revolving credit facility with a syndicate of lenders which was undrawn as of September 30, 2018 (see “Financing Agreements” below). Our principal uses of cash are expected to include working capital-related items, capital spending, taxes, debt service, and repurchase of shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”). On a full year basis, the Company anticipates at least a 20% reduction of its future cash taxes payable on income from operations before income taxes, as compared to amounts that would have otherwise been payable prior to the enactment of the federal tax reform legislation. The Company’s use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including $170,083 in cash and cash equivalents, as of September 30, 2018, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows, to fund our business operations, repurchase shares of the Company’s Class A Common Stock and service our outstanding term loan facility (see “Financing Agreements” below) over the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
On December 7, 2017, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of September 30, 2018, the Company had $136,165 of availability remaining under its stock repurchase authorization. The Company did not repurchase shares during the three months ended September 30, 2018.
Financing Agreements

On September 28, 2015, MSGN Holdings L.P. (“MSGN L.P.”), an indirect wholly-owned subsidiary of the Company through which the Company conducts substantially all of its operations, MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P., and certain subsidiaries of MSGN L.P. entered into a credit agreement with a syndicate of lenders.
See Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the credit agreement.
Contractual Obligations
As more fully described in Notes 8 and 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, the Company’s contractual obligations not reflected on the balance sheet consist primarily of its obligations under media rights agreements and, to a lesser extent, long-term noncancelable operating lease agreements.
In addition, see Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for the principal repayments required under the Company’s term loan facility.
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2018 increased by $10,559 to $62,978 as compared with the prior year period. This increase was primarily due to lower income taxes paid as compared with the prior year period, which reflects the Company’s recent change of its tax year to align with its fiscal year. While this change does not impact the Company’s overall tax liabilities, it impacts the timing of cash tax payments throughout the Company’s fiscal year.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2018 increased by $346 to $830 as compared with the prior year period due to higher capital expenditures in the current year period.

Financing Activities
Net cash used in financing activities for the three months ended September 30, 2018 increased by $77,334 to $97,408 as compared with the prior year period primarily due to a voluntary principal repayment of $75,000 made in the current year period on the Company’s term loan facility.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), and subsequent ASUs that amended and/or clarified the application of ASU No. 2016-02, which supersedes the current guidance in Accounting Standards Codification (“ASC”) Topic 840, Leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The amended guidance also requires additional quantitative and qualitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted, and the modified retrospective approach required. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Topic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which removes, adds, or clarifies disclosure requirements relating to defined benefit plans to improve disclosure effectiveness. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The standard is to be applied retroactively to all periods presented. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
Critical Accounting Policies
The following discussion has been included to provide the results of our annual impairment testing of goodwill performed during the first quarter of fiscal year 2019, and to provide a discussion of the Company’s adoption of ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. There have been no other material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2018.
Goodwill
The goodwill balance reported on the Company’s consolidated balance sheet as of September 30, 2018 is $424,508. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company early adopted ASU No. 2017-04, which simplifies the measurement of goodwill impairment, for its August 31, 2018 test date. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not need to perform the quantitative goodwill impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the Company would perform the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
The Company has one reporting unit for evaluating goodwill impairment. During the first quarter of fiscal year 2019, the Company performed its annual impairment test of goodwill by comparing the fair value of its reporting unit with its carrying value. As the Company’s reporting unit had a negative carrying value of net assets, there was no impairment of goodwill identified.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures on this matter made in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of November, 2018.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer