Form 10-Q
period 2018-12-31
MSG NETWORKS INC.
filed 2019-02-05
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of January 31, 2019:

Class A Common Stock par value $0.01 per share	—	61,286,747
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2018	June 30, 2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$174,624	$205,343
Accounts receivable, net	108,960	110,657
Related party receivables, net	20,788	12,100
Prepaid income taxes	4,080	1,134
Prepaid expenses	6,124	4,489
Other current assets	5,910	4,719
Total current assets	320,486	338,442
Property and equipment, net	9,524	10,029
Amortizable intangible assets, net	35,473	37,203
Goodwill	424,508	424,508
Other assets	40,422	39,430
Total assets	$830,413	$849,612

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$622	$1,460
Related party payables	1,035	785
Current portion of long-term debt	85,539	72,414
Income taxes payable	6,027	8,460
Accrued liabilities:
Employee related costs	10,918	15,342
Other accrued liabilities	9,600	8,129
Deferred revenue	1,906	4,626
Total current liabilities	115,647	111,216
Long-term debt, net of current portion	993,685	1,118,017
Defined benefit and other postretirement obligations	25,835	28,170
Other employee related costs	4,771	4,560
Other liabilities	4,063	3,974
Deferred tax liability	248,444	241,417
Total liabilities	1,392,445	1,507,354
Commitments and contingencies (see Note 8)
Stockholders' Deficiency:
Class A Common stock, par value $0.01, 360,000 shares authorized; 61,287 and 61,017 shares outstanding as of December 31, 2018 and June 30, 2018, respectively	643	643
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of December 31, 2018 and June 30, 2018	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	1,116	4,067
Treasury stock, at cost 2,972 and 3,242 shares as of December 31, 2018 and June 30, 2018, respectively	(179,561)	(195,881)
Accumulated deficit	(377,828)	(460,007)
Accumulated other comprehensive loss	(6,538)	(6,700)
Total stockholders' deficiency	(562,032)	(657,742)
Total liabilities and stockholders' deficiency	$830,413	$849,612

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenues	$192,914	$181,222	$357,378	$338,678

Direct operating expenses (including related party expenses of $38,211 and $37,332 for the three months ended December 31, 2018 and 2017, respectively, and $76,303 and $74,013 for the six months ended December 31, 2018 and 2017, respectively)	81,470	78,902	148,125	141,993
Selling, general and administrative expenses (including related party expenses of $8,645 and $7,429 for the three months ended December 31, 2018 and 2017, respectively, and $11,725 and $10,152 for the six months ended December 31, 2018 and 2017, respectively)	31,294	24,311	48,197	39,872
Depreciation and amortization	1,800	2,423	3,845	4,874
Operating income	78,350	75,586	157,211	151,939
Other income (expense):
Interest income	1,422	999	3,014	1,877
Interest expense	(11,693)	(10,242)	(23,615)	(20,885)
Other components of net periodic benefit cost	(413)	(407)	(818)	(814)
	(10,684)	(9,650)	(21,419)	(19,822)
Income from operations before income taxes	67,666	65,936	135,792	132,117
Income tax benefit (expense)	(23,828)	89,632	(45,024)	64,608
Net income	$43,838	$155,568	$90,768	$196,725
Earnings per share:
Basic
Net income	$0.58	$2.06	$1.21	$2.61
Diluted
Net income	$0.58	$2.05	$1.20	$2.60
Weighted-average number of common shares outstanding:
Basic	75,079	75,458	74,987	75,371
Diluted	75,737	75,756	75,715	75,768

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income	$43,838	$155,568	$90,768	$196,725
Other comprehensive income (loss) before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	119	149	238	298
Amortization of net prior service credit included in net periodic benefit cost	(2)	(3)	(4)	(6)
Settlement gain	—	—	(8)	—
Other comprehensive income before income taxes	117	146	226	292
Income tax expense related to items of other comprehensive income	(32)	(61)	(64)	(122)
Other comprehensive income	85	85	162	170
Comprehensive income	$43,923	$155,653	$90,930	$196,895

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income	$90,768	$196,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,845	4,874
Amortization of deferred financing costs	1,501	1,501
Share-based compensation expense	9,287	7,719
Provision for doubtful accounts	12	252
Change in assets and liabilities:
Accounts receivable, net	1,672	773
Related party receivables, net	(8,675)	(3,387)
Prepaid expenses and other assets	(1,266)	612
Accounts payable	(838)	157
Related party payables, including payable to MSG	371	(2,163)
Prepaid/payable for income taxes	(5,379)	6,585
Accrued and other liabilities	(4,934)	(1,600)
Deferred revenue	(2,720)	(1,701)
Deferred income taxes	6,811	(108,375)
Net cash provided by operating activities	90,455	101,972
Cash flows from investing activities:
Capital expenditures	(1,674)	(871)
Investment in nonconsolidated entity	(2,000)	—
Net cash used in investing activities	(3,674)	(871)
Cash flows from financing activities:
Principal repayments on Term Loan Facility (see Note 7)	(112,500)	(37,500)
Taxes paid in lieu of shares issued for share-based compensation	(5,000)	(2,773)
Net cash used in financing activities	(117,500)	(40,273)
Net increase (decrease) in cash and cash equivalents	(30,719)	60,828
Cash and cash equivalents at beginning of period	205,343	141,087
Cash and cash equivalents at end of period	$174,624	$201,915

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of September 30, 2018	$779	$—	$(182,714)	$(421,666)	$(6,623)	$(610,224)
Net income	—	—	—	43,838	—	43,838
Other comprehensive income	—	—	—	—	85	85
Comprehensive income						43,923
Share-based compensation expense	—	5,611	—	—	—	5,611
Tax withholding associated with shares issued for share-based compensation	—	(1,342)	—	—	—	(1,342)
Shares issued upon distribution of Restricted Stock Units	—	(3,153)	3,153	—	—	—
Balance as of December 31, 2018	$779	$1,116	$(179,561)	$(377,828)	$(6,538)	$(562,032)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of September 30, 2017	$779	$—	$(187,931)	$(709,103)	$(6,471)	$(902,726)
Net income	—	—	—	155,568	—	155,568
Other comprehensive income	—	—	—	—	85	85
Comprehensive income						155,653
Share-based compensation expense	—	4,798	—	—	—	4,798
Tax withholding associated with shares issued for share-based compensation	—	(967)	—	—	—	(967)
Shares issued upon distribution of Restricted Stock Units	—	(3,482)	3,482	—	—	—
Balance as of December 31, 2017	$779	$349	$(184,449)	$(553,535)	$(6,386)	$(743,242)

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2018	$779	$4,067	$(195,881)	$(460,007)	$(6,700)	$(657,742)
Net income	—	—	—	90,768	—	90,768
Other comprehensive income	—	—	—	—	162	162
Comprehensive income						90,930
Share-based compensation expense	—	9,287	—	—	—	9,287
Tax withholding associated with shares issued for share-based compensation	—	(4,879)	—	—	—	(4,879)
Shares issued upon distribution of Restricted Stock Units	—	(7,359)	16,320	(8,961)	—	—
Cumulative effect of adoption of ASC 606	—	—	—	372	—	372
Balance as of December 31, 2018	$779	$1,116	$(179,561)	$(377,828)	$(6,538)	$(562,032)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2017	$779	$6,909	$(198,800)	$(746,539)	$(6,556)	$(944,207)
Net income	—	—	—	196,725	—	196,725
Other comprehensive income	—	—	—	—	170	170
Comprehensive income						196,895
Share-based compensation expense	—	7,719	—	—	—	7,719
Tax withholding associated with shares issued for share-based compensation	—	(3,649)	—	—	—	(3,649)
Shares issued upon distribution of Restricted Stock Units	—	(10,630)	14,351	(3,721)	—	—
Balance as of December 31, 2017	$779	$349	$(184,449)	$(553,535)	$(6,386)	$(743,242)

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
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. The financial statements as of December 31, 2018 and for the three and six months ended December 31, 2018 and 2017 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of MSG Networks Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amount of revenues and expenses. Such estimates include the valuation of accounts receivable, investments, goodwill, other long-lived assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, tax accruals, and other liabilities. In addition, estimates are used in revenue recognition, income tax benefit (expense), performance and share-based compensation, depreciation and amortization, litigation matters, and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
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
Investment in Nonconsolidated Entity
The Company’s investment in a nonconsolidated entity, which is included in other assets in the accompanying consolidated balance sheet, does not have a readily determinable fair value. As such, the Company has elected to account for it at cost, which would be adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for an identical or a similar investment of the same issuer (referred to as the measurement alternative method). Investments accounted for under the measurement alternative method are classified within Level III of the fair value hierarchy. As of December 31, 2018, the Company did not identify any potential adjustments to the cost of its investment.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the subsequent ASUs that amended and/or clarified the application of ASU No. 2014-09 (collectively, “Topic 606”) on July 1, 2018 (“Adoption Date”). Topic 606 superseded the revenue recognition requirements in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. The Company applied the modified retrospective approach for all contracts not completed as of the Adoption Date, and as a result, recorded a decrease to the opening accumulated deficit of $372, net of tax.
The reported results as of and for the three and six months ended December 31, 2018 reflect the application of Topic 606, while the reported results for prior periods have not been adjusted to reflect Topic 606, and continue to be presented under the prior revenue recognition accounting guidance. The amount by which each financial statement line item has been affected in the current reporting period by the application of Topic 606 compared to historical policies is not material, therefore, comparative disclosures have been omitted. The adoption of Topic 606 did not result in significant changes in the way the Company records revenues. However, as a result of adopting Topic 606, there are certain components of the Company’s revenues where Topic 606 generally results in different recognition of revenue compared to the Company’s historical policies.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit, not to exceed the carrying amount of goodwill. The amended guidance also eliminates the requirement for any reporting unit with a zero or a negative carrying amount to perform a qualitative assessment, and will require disclosure of the amount of goodwill allocated to each reporting unit with a zero or a negative carrying amount of net assets. This standard was early adopted by the Company in the first quarter of fiscal year 2019, and was applied prospectively. Based on the Company’s most recent annual goodwill impairment test completed in the first quarter of fiscal year 2019, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification, and would not be required if the changes are considered non-substantive. This standard was adopted by the Company in the first quarter of fiscal year 2019, and will be applied prospectively to any changes to the terms and conditions of share-based payment awards made on or after the

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

adoption date should they occur. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and subsequent ASUs that amended and/or clarified the application of ASU No. 2016-02, which supersedes the current guidance in ASC Topic 840, Leases. This ASU generally requires the recognition of all lease assets and lease liabilities on the balance sheet, including those leases classified as operating leases under previous GAAP. The amended guidance also requires additional quantitative and qualitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted, and the modified retrospective approach required. The Company currently does not plan to early adopt this standard and the Company’s evaluation of the impact it will have on its consolidated financial statements is ongoing. Based on efforts to date, the adoption of this standard will result in the recognition of right of use assets and lease liabilities related to the Company’s operating leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses, which introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, the Company will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Topic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which removes, adds, or clarifies disclosure requirements relating to defined benefit plans to improve disclosure effectiveness. This standard will be effective for the Company beginning in the fourth quarter of fiscal year 2020, with early adoption permitted. The standard is to be applied retroactively to all periods presented. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
Note 3. Revenue Recognition
The Company generates revenues principally from affiliation fees charged to cable, satellite, telephone and other platforms (“Distributors”) for the right to carry its networks, as well as from the sale of advertising. The Company’s advertising revenue is largely derived from the sale of inventory in its live professional sports programming, as such, a disproportionate share of this revenue has historically been earned in the Company’s second and third fiscal quarters. The Company’s revenue recognition policies that describe the nature, amount, timing and uncertainty associated with each major source of revenue from contracts with customers are summarized below.
Affiliation Fee Revenue
Affiliation fee revenue is earned from Distributors for the right to carry the Company’s networks under contracts, commonly referred to as “affiliation agreements.” The Company’s performance obligation under its affiliation agreements is satisfied as the Company provides its programming over the term of the affiliation agreement.
Affiliation fee revenue constituted at least 90% of the Company’s consolidated revenues for the six months ended December 31, 2018, however, given the timing of its advertising revenue as stated above, affiliation fee revenue constituted less than 90% of its consolidated revenues for the three months ended December 31, 2018. Substantially all of the Company’s affiliation agreements are sales-based and usage-based royalty arrangements, which are recognized as the sale or usage occurs. The transaction price is represented by affiliation fees that are generally based upon contractual rates applied to the number of the Distributor’s subscribers who receive or can receive the Company’s programming. Such subscriber information is generally not received until after the close of the reporting period, and in these cases, the Company estimates the number of subscribers. Historical adjustments to recorded estimates have not been material.
The Company’s payment terms vary, however, are generally within 30-60 days after revenue is earned.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Advertising Revenue
The Company primarily earns advertising revenue through the sale of commercial time and other advertising inventory during its programming. In general, these advertising arrangements either do not exceed one year or are primarily multi-year media banks, the elements of which are agreed upon each year. Advertising revenue is recognized as advertising is aired. In certain advertising arrangements, the Company guarantees specified viewer ratings for its programming. In such cases, the promise to deliver the guaranteed viewer ratings by airing the advertising represents the Company’s performance obligation. A contract liability is recognized as deferred revenue to the extent any guaranteed viewer ratings are not met and the customer is expected to exercise any right for additional advertising time, and is subsequently recognized as revenue either when the Company provides the required additional advertising time, or additional performance requirements become remote, which may be at the time the guarantee obligation contractually expires.
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
Transaction Price Allocated to Future Performance Obligations
Topic 606 requires disclosure of the aggregate amount of consideration the Company expects to receive in exchange for transferring services to a customer (transaction price) that is allocated to performance obligations that have not yet been satisfied as of December 31, 2018. However, the guidance provides certain practical expedients that allow companies to omit this disclosure requirement for (i) sales-based or usage-based royalty arrangements, (ii) contracts with an original expected length of one year or less, (iii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed, and (iv) variable consideration related to a wholly unsatisfied performance obligation.
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
As of December 31, 2018, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations under these contracts was approximately $15,500 to be recognized over the next five years.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Deferred revenue is recognized as revenue when, or as, control of the services is transferred to the customer and all revenue recognition criteria have been met. As noted above, the primary source of the Company’s deferred revenue relates to the Company not meeting viewer rating guarantees on advertising sales arrangements.
The following table provides information about current contract balances from contracts with customers:

	December 31, 2018	June 30, 2018
Accounts receivable (including advertising receivable included in related party receivables, net)	$135,521	$125,982
Contract asset, short-term (included in other current assets)	1,445	—
Deferred revenue, short-term	1,906	4,626
Deferred revenue, long-term (included in other liabilities)	311	—
The amount of revenue recognized for the six months ended December 31, 2018 related to deferred revenue (contract liability) recorded at the Adoption Date was approximately $4,100.
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
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Weighted-average number of shares for basic EPS	75,079	75,458	74,987	75,371
Dilutive effect of shares issuable under share-based compensation plans	658	298	728	397
Weighted-average number of shares for diluted EPS	75,737	75,756	75,715	75,768
Anti-dilutive shares	316	1,072	444	615
Note 5. Goodwill and Amortizable Intangible Assets
During the first quarter of fiscal year 2019, the Company performed its annual impairment test of goodwill. As the Company’s one reporting unit had a negative carrying value of net assets, there was no impairment of goodwill identified.
The Company’s intangible assets subject to amortization are as follows:

	December 31, 2018	June 30, 2018
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(47,571)	(45,841)
	$35,473	$37,203
Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets was $865 for the three months ended December 31, 2018 and 2017, and $1,730 for the six months ended December 31, 2018 and 2017.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Property and Equipment
As of December 31, 2018 and June 30, 2018, property and equipment consisted of the following assets:

	December 31, 2018	June 30, 2018
Equipment	$37,633	$36,027
Furniture and fixtures	1,752	1,728
Leasehold improvements	19,320	19,297
Construction in progress	684	727
	59,389	57,779
Less accumulated depreciation and amortization	(49,865)	(47,750)
	$9,524	$10,029
Depreciation and amortization expense on property and equipment was $935 and $1,558 for the three months ended December 31, 2018 and 2017, respectively, and $2,115 and $3,144 for the six months ended December 31, 2018 and 2017, respectively.
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
The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of December 31, 2018, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2018, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. For the six months ended December 31, 2018, the Company made principal repayments of $112,500, including a voluntary payment of

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

$75,000 made in the first quarter of fiscal year 2019. The Company has made principal payments aggregating $466,250 through December 31, 2018. The Term Loan Facility amortizes quarterly in accordance with its terms through June 30, 2020 with a final maturity date on September 28, 2020.
As of December 31, 2018, the principal repayments required under the Term Loan Facility are as follows:

Remainder of fiscal year ending June 30, 2019	$37,500
Fiscal year ending June 30, 2020	114,375
Fiscal year ending June 30, 2021	931,875
$1,083,750
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
The Company is amortizing its deferred financing costs on a straight-line basis over the five-year term of the Senior Secured Credit Facilities which approximates the effective interest method. The following table summarizes the presentation of the Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheets as of December 31, 2018 and June 30, 2018:

	Term Loan Facility	Deferred Financing Costs	Net
December 31, 2018
Current portion of long-term debt	$88,125	$(2,586)	$85,539
Long-term debt, net of current portion	995,625	(1,940)	993,685
Total	$1,083,750	$(4,526)	$1,079,224
June 30, 2018
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,121,250	(3,233)	1,118,017
Total	$1,196,250	$(5,819)	$1,190,431

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In addition, the Company has deferred financing costs related to the Revolving Credit Facility recorded in the accompanying consolidated balance sheets as summarized in the following table:

	December 31, 2018	June 30, 2018

Other current assets	$417	$417
Other assets	313	521
The Company made interest payments under the Credit Agreement of $22,243 and $19,180 during the six months ended December 31, 2018 and 2017, respectively.
Note 8. Commitments and Contingencies
Commitments
As more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, the Company’s contractual obligations not reflected on the balance sheet consist primarily of its obligations under media rights agreements.
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
The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
December 31, 2018
Assets:
Money market accounts	$16,565	$—	$—	$16,565
Time deposits	157,442	—	—	157,442
Total assets measured at fair value	$174,007	$—	$—	$174,007
June 30, 2018
Assets:
Money market accounts	$20,398	$—	$—	$20,398
Time deposits	184,945	—	—	184,945
Total assets measured at fair value	$205,343	$—	$—	$205,343

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
Other Financial Instruments
The fair value of the Company’s long-term debt (see Note 7) was approximately $1,062,000 as of December 31, 2018. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable.
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
Components of net periodic benefit cost for the three and six months ended December 31, 2018 and 2017 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Service cost	$111	$128	$18	$17
Other components of net periodic benefit cost:
Interest cost	402	358	38	30
Expected return on plan assets	(144)	(127)	—	—
Recognized actuarial loss (a)	119	149	—	—
Amortization of unrecognized prior service credit (a)	—	—	(2)	(3)
Net periodic benefit cost	$488	$508	$54	$44

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Service cost	$222	$256	$36	$34
Other components of net periodic benefit cost:
Interest cost	804	716	76	60
Expected return on plan assets	(288)	(254)	—	—
Recognized actuarial loss (a)	238	298	—	—
Amortization of unrecognized prior service credit (a)	—	—	(4)	(6)
Settlement gain (a)	(8)	—	—	—
Net periodic benefit cost	$968	$1,016	$108	$88
(a) Reflects amounts reclassified from accumulated other comprehensive loss to other components of net periodic benefit cost in the accompanying consolidated statements of operations.
In addition, as more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, the Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and participates in the Madison Square Garden 401(k) Savings Plan, formerly the MSG Holdings, L.P. 401(k) Savings Plan, a multiple employer plan (together, the “Savings Plans”). Expenses related to the Savings Plans included in the accompanying

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

consolidated statements of operations were $279 and $246 for the three months ended December 31, 2018 and 2017, respectively, and $508 and $459 for the six months ended December 31, 2018 and 2017, respectively.
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
Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $5,611 and $4,798 for the three months ended December 31, 2018 and 2017, respectively, and $9,287 and $7,719 for the six months ended December 31, 2018 and 2017, respectively.
Non-Qualified Stock Options (“NQSOs”) Award Activity
The following table summarizes activity relating to holders of the Company’s NQSOs for the six months ended December 31, 2018:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting NQSOs	Performance Based Vesting NQSOs
Balance as of June 30, 2018	961	961	$19.49	6.14	$8,567
Granted	316	316	25.05
Balance as of December 31, 2018	1,277	1,277	$20.87	6.01	7,818
Exercisable as of December 31, 2018	498	—	$18.89	5.48	$2,328
In August 2018, the Company granted 632 NQSOs, of which 50% are subject to three-year ratable vesting and the remaining 50% are subject to three-year cliff vesting and the achievement of certain Company performance criteria. These NQSOs have an expiration period of 7.5 years. The Company calculated the fair value of these NQSOs on the date of grant using the Black-Scholes option pricing model, which resulted in a grant date fair value of $7.60 per NQSO.
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
The aggregate intrinsic value is calculated for in-the-money NQSOs as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) at December 31, 2018 and June 30, 2018, as applicable.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Restricted Share Units Award Activity
The following table summarizes activity relating to holders of the Company’s RSUs for the six months ended December 31, 2018:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance as of June 30, 2018	376	779	$20.46
Granted	390	342	25.61
Vested	(225)	(285)	20.65
Unvested award balance as of December 31, 2018	541	836	23.08
Nonperformance based vesting RSUs granted during the six months ended December 31, 2018 included 104 RSUs granted under the Employee Stock Plan that are subject to three-year ratable vesting, 240 RSUs granted under the Employee Stock Plan that are subject to four-year ratable vesting, and 46 RSUs granted under the Non-Employee Director Plan which vested upon date of grant. Performance based vesting RSUs granted under the Employee Stock Plan during the six months ended December 31, 2018 included 118 RSUs that are subject to three-year ratable vesting, and 224 RSUs that are subject to three-year cliff vesting. RSUs granted under the Employee Stock Plan and Non-Employee Director Plan will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee of the Board of Directors, in cash. RSUs granted under the Non-Employee Director Plan will settle on the first business day after ninety days from the date the director’s service on the Board of Directors ceases or, if earlier, upon the director’s death.
The fair value of RSUs that vested during the six months ended December 31, 2018 was $12,779. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company’s treasury shares. To fulfill the employees’ statutory tax withholding obligations for the applicable income and other employment taxes, 194 of these RSUs, with an aggregate value of $4,879 were retained by the Company and the taxes paid during the six months ended December 31, 2018 are reflected as a financing activity in the accompanying consolidated statement of cash flows.
Note 12. Stock Repurchase Program
On December 7, 2017, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of December 31, 2018, the Company had $136,165 of availability remaining under its stock repurchase authorization. The Company did not repurchase shares during the six months ended December 31, 2018.
Note 13. Related Party Transactions
As of December 31, 2018, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group (collectively, the “Dolan Family Group”), collectively beneficially own all of the Company’s outstanding Class B common stock, par value $0.01 per share (“Class B Common Stock”) and own approximately 3.2% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 69.9% of the aggregate voting power of the Company’s outstanding common stock. The Dolan Family Group also controls MSG and AMC Networks Inc. (“AMC Networks”).
The Company has an arrangement with the Dolan Family Office, LLC (“DFO”), MSG, and AMC Networks providing for the sharing of certain expenses associated with executive office space which is available to Charles F. Dolan (a director of the Company and MSG, and the Executive Chairman and a director of AMC Networks), James L. Dolan (the Executive Chairman and a director of the Company, the Executive Chairman, Chief Executive Officer, and a director of MSG, and a director of AMC Networks), and the DFO, which is controlled by Charles F. Dolan.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company also agreed to share certain executive support costs, including office space, executive assistants, security and transportation costs for (i) the Company’s Executive Chairman with MSG and (ii) the Company’s Vice Chairman with MSG and AMC Networks.
The Company and MSG are also party to an aircraft time sharing agreement, pursuant to which MSG has agreed from time to time to make its aircraft available to the Company for lease on a “time sharing” basis. Additionally, the Company, MSG and AMC Networks have agreed on an allocation of the costs of certain other aircraft, including helicopter, use by shared executives.
The Company has various agreements with MSG, including media rights agreements covering the New York Knicks (the “Knicks”) and the New York Rangers (the “Rangers”) games, an advertising sales representation agreement, a trademark license agreement, a tax disaffiliation agreement, and certain other arrangements, including a services agreement (the “Services Agreement”) pursuant to which the Company outsources certain business functions to MSG. These services currently include information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and, internal audit, as well as certain executive support services described above. The Company provides certain services to MSG pursuant to the Services Agreement.
The Company has entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.
Related party transactions
Rights fees
The Company’s media rights agreements with the Knicks and the Rangers, effective as of July 1, 2015, provide the Company with exclusive media rights to team games in their local markets. Rights fees included in the accompanying consolidated statements of operations for the three months ended December 31, 2018 and 2017 were $37,094 and $35,631, respectively, and $73,652 and $70,783 for the six months ended December 31, 2018 and 2017, respectively.
Origination, master control and technical services
AMC Networks provides certain origination, master control, and technical services to the Company. Amounts incurred by the Company for the three months ended December 31, 2018 and 2017 were $790 and $1,494, respectively, and $2,310 and $2,993 for the six months ended December 31, 2018 and 2017, respectively.
Commission
The Company’s advertising sales representation agreement with MSG, which has a term through June 30, 2022, provides for MSG to act as the Company’s advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The amounts incurred by the Company for the three months ended December 31, 2018 and 2017 were $6,038 and $5,140, respectively, and $6,445 and $5,567 for the six months ended December 31, 2018 and 2017, respectively.
General and Administrative Expenses
Amounts incurred by the Company for expenses associated with the Services Agreement, net, amounted to $2,573 and $2,232 for the three months ended December 31, 2018 and 2017, respectively, and $5,145 and $4,421 for the six months ended December 31, 2018 and 2017, respectively.
Other operating expenses
The Company and its related parties enter into other transactions with each other in the ordinary course of business. Net amounts incurred by the Company for other related party transactions amounted to $361 and $264 for the three months ended December 31, 2018 and 2017, respectively, and $476 and $401 for the six months ended December 31, 2018 and 2017, respectively.
Note 14. Income Taxes
On December 22, 2017, the enactment of the Tax Cuts and Jobs Act significantly changed the U.S. tax laws and included a reduction in the corporate federal tax rate from 35% to 21%, effective January 1, 2018. The Company recognized the effect of the tax law change in the period of enactment even though certain key aspects of the new law became effective January 1, 2018.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Income tax expense for the three months ended December 31, 2018 of $23,828 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $5,950, changes in the applicable state rate used to measure deferred taxes of $2,069, and a return to provision adjustment in connection with the filing of the Company’s prior year’s state and local income tax returns of $1,450.
Income tax benefit for the three months ended December 31, 2017 of $89,632 differs from the income tax expense derived from applying the blended statutory federal rate of 28% to pre-tax income due principally to a deferred income tax benefit of $106,446 related to the reduction of the Company’s net deferred tax liabilities based upon the new federal rate. Other decreases included the impact of the change in the federal rate on current year to date operations of $4,609, the tax benefit related to the domestic production activities deduction of $1,130, a tax benefit related to changes in the applicable state rate used to measure deferred taxes of $1,062, and return to provision adjustments in connection with the filing of the Company’s federal, state and local income tax returns of $676. These decreases were partially offset by the impact of state and local income taxes (net of federal benefit) of $5,514 and other items of $275.
Income tax expense for the six months ended December 31, 2018 of $45,024 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $11,552, changes in the applicable state rate used to measure deferred taxes of $2,069, and a return to provision adjustment in connection with the filing of the Company’s state and local income tax returns of $1,450.
Income tax benefit for the six months ended December 31, 2017 of $64,608 differs from the income tax expense derived from applying the blended statutory federal rate of 28% to pre-tax income due principally to a deferred income tax benefit of $106,446 related to the reduction of the Company’s net deferred tax liabilities based upon the new federal rate. Other decreases included the impact of the tax benefit related to the domestic production activities deduction of $3,033, a tax benefit related to changes in the applicable state rate used to measure deferred taxes of $1,062, return to provision adjustments in connection with the filing of the Company’s federal, state and local income tax returns of $676, and other items of $493. These decreases were partially offset by the impact of state and local income taxes (net of federal benefit) of $10,030.
The Company made cash income tax payments (net) of $43,595 and $37,196 for the six months ended December 31, 2018 and 2017, respectively.
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
Note 15. Concentrations of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of December 31, 2018 and June 30, 2018 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	December 31, 2018	June 30, 2018
Customer A	24%	24%
Customer B	24%	24%
Customer C	23%	23%
Customer D	15%	15%

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Revenues in the accompanying consolidated statements of operations for the three and six months ended December 31, 2018 and 2017 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Customer 1	23%	23%	24%	24%
Customer 2	21%	22%	23%	24%
Customer 3	19%	20%	21%	22%
Customer 4	10%	9%	11%	10%
The accompanying consolidated balance sheets as of December 31, 2018 and June 30, 2018 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the New Jersey Devils:

Reported in	December 31, 2018	June 30, 2018
Prepaid expenses	$3,000	$3,000
Other current assets	4,000	3,000
Other assets	37,000	39,000
	$44,000	$45,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and financial performance and plans identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws and changes in such regulations or laws, including with respect to the legalization of sports gaming;

•	the impact of sports league rules, regulations and/or agreements and changes thereto;

•	our dependence on The Madison Square Garden Company, AMC Networks Inc., and other third-party providers for the provision of certain services;

•	cybersecurity and similar risks which could result in the disclosure of confidential information, disruption of our business or damage to our brands and reputation;

•	our substantial debt and high leverage;

•	any reduction in our access to capital and credit markets or significant increases in costs to borrow;

•	financial community perceptions of our business, operations, financial condition and the industry in which we operate;

•	the tax-free treatment of the Distribution; and

•	the factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

The Company disclaims any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
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
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited consolidated results of operations for the three and six months ended December 31, 2018 as compared with the three and six months ended December 31, 2017.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the six months ended December 31, 2018 as compared with the six months ended December 31, 2017.
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

Results of Operations
Comparison of the Three Months Ended December 31, 2018 versus the Three Months Ended December 31, 2017
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended December 31,				Increase (Decrease) in Net Income
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$192,914	100%	$181,222	100%	$11,692

Direct operating expenses	81,470	42%	78,902	44%	(2,568)
Selling, general and administrative expenses	31,294	16%	24,311	13%	(6,983)
Depreciation and amortization	1,800	1%	2,423	1%	623
Operating income	78,350	41%	75,586	42%	2,764
Other income (expense):
Interest income	1,422	1%	999	1%	423
Interest expense	(11,693)	(6)%	(10,242)	(6)%	(1,451)
Other components of net periodic benefit cost	(413)	NM	(407)	NM	(6)
	(10,684)	(6)%	(9,650)	(5)%	(1,034)
Income from operations before income taxes	67,666	35%	65,936	36%	1,730
Income tax benefit (expense)	(23,828)	(12)%	89,632	49%	(113,460)
Net income	$43,838	23%	$155,568	86%	$(111,730)
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
Revenues
Revenues for the three months ended December 31, 2018 increased $11,692, or 6%, to $192,914 as compared with the prior year period. The net increase was attributable to the following:

Increase in affiliation fee revenue	$7,769
Increase in advertising revenue	3,453
Other net increases	470
$11,692
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single-digit percentage decrease in subscribers as compared with the prior year period. The increase in advertising revenue was primarily due to higher sales generated from live professional sports programming.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2018 increased $2,568, or 3%, to $81,470 as compared with the prior year period primarily due to higher rights fees expense of $2,467, principally a result of contractual rate increases.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2018 increased $6,983, or 29%, to $31,294 as compared with the prior year period primarily due to higher advertising and marketing costs, employee compensation and related benefits (including share-based compensation expense) and, to a lesser extent, higher advertising sales commissions.
Operating income
Operating income for the three months ended December 31, 2018 increased $2,764, or 4%, to $78,350 as compared with the prior year period primarily due to (as discussed above) higher revenues partially offset by higher selling, general and administrative expenses (including share-based compensation expense) and, to a lesser extent, higher direct operating expenses.
Interest expense
Interest expense for the three months ended December 31, 2018 increased $1,451, or 14%, to $11,693 as compared with the prior year period primarily due to higher average interest rates in the second quarter of fiscal year 2019 (3.8% as compared with 2.8%), partially offset by a lower average principal balance under the Company’s term loan facility (see “Financing Agreements”).
Income taxes
See Note 14 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on income taxes.
Adjusted operating income
The Company evaluates performance based on several factors, of which the key financial measure is adjusted operating income. Adjusted operating income is defined as operating income before (i) depreciation, amortization and impairments of property and equipment and intangible assets, (ii) share-based compensation expense or benefit, (iii) restructuring charges or credits and (iv) gains or losses on sales or dispositions of businesses. Because it is based upon operating income, adjusted operating income also excludes interest expense (including cash interest expense) and other non-operating income and expense items. We believe that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the Company without regard to the settlement of an obligation that is not expected to be made in cash. We believe adjusted operating income is an appropriate measure for evaluating the operating performance of our Company. Adjusted operating income and similar measures with similar titles are common performance measures used by investors and analysts to analyze our performance. Internally, we use revenues and adjusted operating income measures as the most important indicators of our business performance, and evaluate management’s effectiveness with specific reference to these indicators. Adjusted operating income should be viewed as a supplement to and not a substitute for operating income, net income, cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Since adjusted operating income is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Three Months Ended		Increase (Decrease) in Adjusted Operating Income
	December 31,
	2018	2017
Operating income	$78,350	$75,586	$2,764
Share-based compensation	5,611	4,798	813
Depreciation and amortization	1,800	2,423	(623)
Adjusted operating income	$85,761	$82,807	$2,954
Adjusted operating income for the three months ended December 31, 2018 increased $2,954, or 4%, to $85,761 as compared with the prior year period primarily due to (as discussed above) higher revenues, partially offset by higher selling, general and administrative expenses (excluding share-based compensation expense) and, to a lesser extent, higher direct operating expenses.

Results of Operations
Comparison of the Six Months Ended December 31, 2018 versus the Six Months Ended December 31, 2017
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Six Months Ended December 31,				Increase (Decrease) in Net Income
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$357,378	100%	$338,678	100%	$18,700

Direct operating expenses	148,125	41%	141,993	42%	(6,132)
Selling, general and administrative expenses	48,197	13%	39,872	12%	(8,325)
Depreciation and amortization	3,845	1%	4,874	1%	1,029
Operating income	157,211	44%	151,939	45%	5,272
Other income (expense):
Interest income	3,014	1%	1,877	1%	1,137
Interest expense	(23,615)	(7)%	(20,885)	(6)%	(2,730)
Other components of net periodic benefit cost	(818)	NM	(814)	NM	(4)
	(21,419)	(6)%	(19,822)	(6)%	(1,597)
Income from operations before income taxes	135,792	38%	132,117	39%	3,675
Income tax benefit (expense)	(45,024)	(13)%	64,608	19%	(109,632)
Net income	$90,768	25%	$196,725	58%	$(105,957)
_________________
NM – Percentage is not meaningful

In the first quarter of fiscal year 2019, the Company adopted Topic 606. See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information. The standard was applied using the modified retrospective approach. The amount by which each financial statement line item has been affected in the current reporting period by the application of Topic 606 compared to historical policies is not material, therefore, comparative disclosures have been omitted.
Revenues
Revenues for the six months ended December 31, 2018 increased $18,700, or 6%, to $357,378 as compared with the prior year period. The net increase was attributable to the following:

Increase in affiliation fee revenue	$14,277
Increase in advertising revenue	3,313
Other net increases	1,110
$18,700
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single-digit percentage decrease in subscribers as compared with the prior year period. The increase in advertising revenue was primarily due to higher sales generated from live professional sports programming.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2018 increased $6,132, or 4%, to $148,125 as compared with the prior year period due to higher rights fees expense of $5,518 and, to a lesser extent, higher other programming-related costs of $614. The increase in rights fees expense primarily reflects annual contractual rate increases and, to a lesser extent, the impact of the step-up in expense related to the renewal of a rights agreement with the Buffalo Sabres in the prior year period.

Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2018 increased $8,325, or 21%, to $48,197 as compared with the prior year period primarily due to higher advertising and marketing costs, employee compensation and related benefits (including share-based compensation expense) and, to a lesser extent, higher advertising sales commissions.
Operating income
Operating income for the six months ended December 31, 2018 increased $5,272, or 3%, to $157,211 as compared with the prior year period primarily due to (as discussed above) higher revenues partially offset by higher selling, general and administrative expenses (including share-based compensation expense) and, to a lesser extent, higher direct operating expenses.
Interest expense
Interest expense for the six months ended December 31, 2018 increased $2,730, or 13%, to $23,615 as compared with the prior year period primarily due to higher average interest rates in fiscal year 2019 (3.7% as compared with 2.8%), partially offset by a lower average principal balance under the Company’s term loan facility (see “Financing Agreements”).
Income taxes
See Note 14 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on income taxes.
Adjusted operating income
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Six Months Ended		Increase (Decrease) in Adjusted Operating Income
	December 31,
	2018	2017
Operating income	$157,211	$151,939	$5,272
Share-based compensation	9,287	7,719	1,568
Depreciation and amortization	3,845	4,874	(1,029)
Adjusted operating income	$170,343	$164,532	$5,811
Adjusted operating income for the six months ended December 31, 2018 increased $5,811, or 4%, to $170,343 as compared with the prior year period primarily due to (as discussed above) higher revenues, partially offset by higher selling, general and administrative expenses (excluding share-based compensation expense) and higher direct operating expenses.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our $250,000 revolving credit facility with a syndicate of lenders which was undrawn as of December 31, 2018 (see “Financing Agreements” below). Our principal uses of cash are expected to include working capital-related items, capital spending, taxes, debt service, and repurchase of shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”). The Company’s use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including $174,624 in cash and cash equivalents, as of December 31, 2018, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows, to fund our business operations, repurchase shares of the Company’s Class A Common Stock and service our outstanding term loan facility (see “Financing Agreements” below) over the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
On December 7, 2017, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of December 31, 2018, the Company had $136,165 of availability remaining under its stock repurchase authorization. The Company did not repurchase shares during the six months ended December 31, 2018.
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
In January 2019, the Company made a voluntary payment of $25,000 on the term loan facility.
See Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the credit agreement.
Contractual Obligations
As more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, the Company’s contractual obligations not reflected on the balance sheet consist primarily of its obligations under media rights agreements.
In addition, see Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for the principal repayments required under the Company’s term loan facility.
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2018 decreased by $11,517 to $90,455 as compared with the prior year period. This decrease was primarily driven by timing of certain working capital items, and higher income taxes paid, partially offset by higher income from operations before income taxes as compared with the prior year period.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2018 increased by $2,803 to $3,674 as compared with the prior year period primarily due to an investment made in a nonconsolidated entity, as well as higher capital expenditures in the current year period.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2018 increased by $77,227 to $117,500 as compared with the prior year period primarily due to a voluntary principal repayment of $75,000 made in the current year period on the Company’s term loan facility.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), and subsequent ASUs that amended and/or clarified the application of ASU No. 2016-02, which supersedes the current guidance in Accounting Standards Codification (“ASC”) Topic 840, Leases. This ASU generally requires the recognition of all lease assets and lease liabilities on the balance sheet, including those leases classified as operating leases under previous GAAP. The amended guidance also requires additional quantitative and qualitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted, and the modified retrospective approach required. The Company currently does not plan to early adopt this standard and the Company’s evaluation of the impact it will have on its consolidated financial statements is ongoing. Based on efforts to date, the adoption of this standard will result in the recognition of right of use assets and lease liabilities related to the Company’s operating leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses, which introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, the Company will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Topic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which removes, adds, or clarifies disclosure requirements relating to defined benefit plans to improve disclosure effectiveness. This standard will be effective for the Company beginning in the fourth quarter of fiscal year 2020, with early adoption permitted. The standard is to be applied retroactively to all periods presented. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
Critical Accounting Policies
The following discussion has been included to provide the results of the Company’s annual impairment testing of goodwill performed during the first quarter of fiscal year 2019, and to provide a discussion of the Company’s adoption of ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. There have been no other material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2018.
Goodwill
The goodwill balance reported on the Company’s consolidated balance sheet as of December 31, 2018 is $424,508. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company early adopted ASU No. 2017-04, which simplifies the measurement of goodwill impairment, for its August 31, 2018 test date. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not need to perform the quantitative goodwill impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the Company would perform the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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

Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of February, 2019.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer