Form 10-Q
period 2019-03-31
MSG NETWORKS INC.
filed 2019-05-02
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MSGN	New York Stock Exchange
Number of shares of common stock outstanding as of April 30, 2019:

Class A Common Stock par value $0.01 per share	—	61,286,747
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2019	June 30, 2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$182,261	$205,343
Accounts receivable, net	110,619	110,657
Related party receivables, net	30,880	12,100
Prepaid income taxes	2,411	1,134
Prepaid expenses	4,574	4,489
Other current assets	6,157	4,719
Total current assets	336,902	338,442
Property and equipment, net	8,653	10,029
Amortizable intangible assets, net	34,608	37,203
Goodwill	424,508	424,508
Other assets	39,978	39,430
Total assets	$844,649	$849,612

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$427	$1,460
Related party payables	1,130	785
Current portion of long-term debt	98,664	72,414
Income taxes payable	5,593	8,460
Accrued liabilities:
Employee related costs	13,214	15,342
Other accrued liabilities	10,209	8,129
Deferred revenue	2,196	4,626
Total current liabilities	131,433	111,216
Long-term debt, net of current portion	937,457	1,118,017
Defined benefit and other postretirement obligations	26,026	28,170
Other employee related costs	4,602	4,560
Other liabilities	3,928	3,974
Deferred tax liability	244,544	241,417
Total liabilities	1,347,990	1,507,354
Commitments and contingencies (see Note 8)
Stockholders' Deficiency:
Class A Common stock, par value $0.01, 360,000 shares authorized; 61,287 and 61,017 shares outstanding as of March 31, 2019 and June 30, 2018, respectively	643	643
Class B Common stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of March 31, 2019 and June 30, 2018	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	5,487	4,067
Treasury stock, at cost 2,972 and 3,242 shares as of March 31, 2019 and June 30, 2018, respectively	(179,561)	(195,881)
Accumulated deficit	(323,593)	(460,007)
Accumulated other comprehensive loss	(6,453)	(6,700)
Total stockholders' deficiency	(503,341)	(657,742)
Total liabilities and stockholders' deficiency	$844,649	$849,612

See accompanying notes to consolidated financial statements.
MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenues	$195,105	$186,568	$552,483	$525,246

Direct operating expenses (including related party expenses of $38,283 and $37,344 for the three months ended March 31, 2019 and 2018, respectively, and $114,586 and $111,357 for the nine months ended March 31, 2019 and 2018, respectively)	82,085	80,322	230,210	222,315
Selling, general and administrative expenses (including related party expenses of $9,739 and $8,719 for the three months ended March 31, 2019 and 2018, respectively, and $21,464 and $18,871 for the nine months ended March 31, 2019 and 2018, respectively)	28,734	23,383	76,931	63,255
Depreciation and amortization	1,805	2,279	5,650	7,153
Operating income	82,481	80,584	239,692	232,523
Other income (expense):
Interest income	1,557	1,195	4,571	3,072
Interest expense	(11,658)	(10,932)	(35,273)	(31,817)
Other components of net periodic benefit cost	(413)	(407)	(1,231)	(1,221)
	(10,514)	(10,144)	(31,933)	(29,966)
Income from operations before income taxes	71,967	70,440	207,759	202,557
Income tax benefit (expense)	(17,732)	(23,505)	(62,756)	41,103
Net income	$54,235	$46,935	$145,003	$243,660
Earnings per share:
Basic
Net income	$0.72	$0.62	$1.93	$3.23
Diluted
Net income	$0.72	$0.62	$1.92	$3.21
Weighted-average number of common shares outstanding:
Basic	75,152	75,540	75,041	75,427
Diluted	75,739	76,017	75,712	75,844

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income	$54,235	$46,935	$145,003	$243,660
Other comprehensive income (loss) before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	119	149	357	447
Amortization of net prior service credit included in net periodic benefit cost	(2)	(3)	(6)	(9)
Settlement gain	—	—	(8)	—
Other comprehensive income before income taxes	117	146	343	438
Income tax expense related to items of other comprehensive income	(32)	(42)	(96)	(164)
Other comprehensive income	85	104	247	274
Comprehensive income	$54,320	$47,039	$145,250	$243,934

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$145,003	$243,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,650	7,153
Amortization of deferred financing costs	2,252	2,252
Share-based compensation expense	13,658	10,581
Provision for doubtful accounts	(756)	183
Change in assets and liabilities:
Accounts receivable, net	932	(4,266)
Related party receivables, net	(18,918)	(9,016)
Prepaid expenses and other assets	377	53
Accounts payable	(1,033)	(587)
Related party payables, including payable to MSG	466	(2,003)
Prepaid/payable for income taxes	(4,144)	22,568
Accrued and other liabilities	(1,856)	1,194
Deferred revenue	(2,430)	1,929
Deferred income taxes	2,879	(108,850)
Net cash provided by operating activities	142,080	164,851
Cash flows from investing activities:
Capital expenditures	(1,912)	(1,470)
Investment in nonconsolidated entity	(2,000)	—
Net cash used in investing activities	(3,912)	(1,470)
Cash flows from financing activities:
Principal repayments on Term Loan Facility (see Note 7)	(156,250)	(106,250)
Taxes paid in lieu of shares issued for share-based compensation	(5,000)	(3,644)
Net cash used in financing activities	(161,250)	(109,894)
Net increase (decrease) in cash and cash equivalents	(23,082)	53,487
Cash and cash equivalents at beginning of period	205,343	141,087
Cash and cash equivalents at end of period	$182,261	$194,574

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2018	$779	$1,116	$(179,561)	$(377,828)	$(6,538)	$(562,032)
Net income	—	—	—	54,235	—	54,235
Other comprehensive income	—	—	—	—	85	85
Comprehensive income						54,320
Share-based compensation expense	—	4,371	—	—	—	4,371
Balance as of March 31, 2019	$779	$5,487	$(179,561)	$(323,593)	$(6,453)	$(503,341)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2017	$779	$349	$(184,449)	$(553,535)	$(6,386)	$(743,242)
Net income	—	—	—	46,935	—	46,935
Other comprehensive income	—	—	—	—	104	104
Comprehensive income						47,039
Share-based compensation expense	—	2,862	—	—	—	2,862
Reclassification of stranded tax effects	—	—	—	1,391	(1,391)	—
Balance as of March 31, 2018	$779	$3,211	$(184,449)	$(505,209)	$(7,673)	$(693,341)

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2018	$779	$4,067	$(195,881)	$(460,007)	$(6,700)	$(657,742)
Net income	—	—	—	145,003	—	145,003
Other comprehensive income	—	—	—	—	247	247
Comprehensive income						145,250
Share-based compensation expense	—	13,658	—	—	—	13,658
Tax withholding associated with shares issued for share-based compensation	—	(4,879)	—	—	—	(4,879)
Shares issued upon distribution of Restricted Stock Units	—	(7,359)	16,320	(8,961)	—	—
Cumulative effect of adoption of ASC 606	—	—	—	372	—	372
Balance as of March 31, 2019	$779	$5,487	$(179,561)	$(323,593)	$(6,453)	$(503,341)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2017	$779	$6,909	$(198,800)	$(746,539)	$(6,556)	$(944,207)
Net income	—	—	—	243,660	—	243,660
Other comprehensive income	—	—	—	—	274	274
Comprehensive income						243,934
Share-based compensation expense	—	10,581	—	—	—	10,581
Tax withholding associated with shares issued for share-based compensation	—	(3,649)	—	—	—	(3,649)
Shares issued upon distribution of Restricted Stock Units	—	(10,630)	14,351	(3,721)	—	—
Reclassification of stranded tax effects	—	—	—	1,391	(1,391)	—
Balance as of March 31, 2018	$779	$3,211	$(184,449)	$(505,209)	$(7,673)	$(693,341)

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
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. The financial statements as of March 31, 2019 and for the three and nine months ended March 31, 2019 and 2018 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.
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
Investment in Nonconsolidated Entity
The Company’s investment in a nonconsolidated entity, which is included in other assets in the accompanying consolidated balance sheet, does not have a readily determinable fair value. As such, the Company has elected to account for it at cost, which would be adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for an identical or a similar investment of the same issuer (referred to as the measurement alternative method). Investments accounted for under the measurement alternative method are classified within Level III of the fair value hierarchy. As of March 31, 2019, the Company did not identify any potential adjustments to the cost of its investment.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Accounts Receivable
Accounts receivable is recorded at net realizable value. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is estimated based on the Company’s analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. The Company’s allowance for doubtful accounts was $1,215 and $509 as of March 31, 2019 and June 30, 2018, respectively.
Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the subsequent ASUs that amended and/or clarified the application of ASU No. 2014-09 (collectively, “Topic 606”) on July 1, 2018 (“Adoption Date”). Topic 606 superseded the revenue recognition requirements in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. The Company applied the modified retrospective approach for all contracts not completed as of the Adoption Date, and as a result, recorded a decrease to the opening accumulated deficit of $372, net of tax.
The reported results as of and for the three and nine months ended March 31, 2019 reflect the application of Topic 606, while the reported results for prior periods have not been adjusted to reflect Topic 606, and continue to be presented under the prior revenue recognition accounting guidance. The amount by which each financial statement line item has been affected in the current reporting period by the application of Topic 606 compared to historical policies is not material, therefore, comparative disclosures have been omitted. The adoption of Topic 606 did not result in significant changes in the way the Company records revenues. However, as a result of adopting Topic 606, there are certain components of the Company’s revenues where Topic 606 generally results in different recognition of revenue compared to the Company’s historical policies.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification, and would not be required if the changes are considered non-substantive. This standard was adopted by the Company in the first quarter of fiscal year 2019, and will be applied prospectively to any changes to the terms and conditions of share-based payment awards made on or after the adoption date should they occur. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and subsequent ASUs that amended and/or clarified the application of ASU No. 2016-02, which supersedes the current guidance in ASC Topic 840, Leases. This ASU generally requires the recognition of all lease assets and lease liabilities on the balance sheet, including those leases classified as operating leases under previous GAAP. The amended guidance also requires additional quantitative and qualitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted, and the modified retrospective approach required. The Company does not plan to early adopt this standard. The Company is compiling the necessary data and is in the process of determining which practical expedients to apply upon adoption. The adoption of this standard will result in the recognition of right of use assets and lease liabilities related to the Company’s identified leases.
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
In March 2019, the FASB issued ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, which amends ASC Subtopic 920-350 to align the accounting for production costs of an episodic television series with that for the costs of producing films. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The standard is to be applied prospectively to all periods presented. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Historically, affiliation fee revenue has constituted at least 90% of the Company’s consolidated revenues on a full fiscal year basis, however, given the timing of its advertising revenue as stated above, affiliation fee revenue constituted less than 90% of its consolidated revenues for the three and nine months ended March 31, 2019. Substantially all of the Company’s affiliation agreements are sales-based and usage-based royalty arrangements, which are recognized as the sale or usage occurs. The transaction price is represented by affiliation fees that are generally based upon contractual rates applied to the number of the Distributor’s subscribers who receive or can receive the Company’s programming. Such subscriber information is generally not received until after the close of the reporting period, and in these cases, the Company estimates the number of subscribers. Historical adjustments to recorded estimates have not been material.
The Company’s payment terms vary and are generally within 30-60 days after revenue is earned.
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
Transaction Price Allocated to Future Performance Obligations
Topic 606 requires disclosure of the aggregate amount of consideration the Company expects to receive in exchange for transferring services to a customer (transaction price) that is allocated to performance obligations that have not yet been satisfied as of March 31, 2019. However, the guidance provides certain practical expedients that allow companies to omit this disclosure requirement for (i) sales-based or usage-based royalty arrangements, (ii) contracts with an original expected length of one year or less, (iii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed, and (iv) variable consideration related to a wholly unsatisfied performance obligation.
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
As of March 31, 2019, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations under these contracts was approximately $18,700 to be recognized over the next ten years.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
The following table provides information about current contract balances from contracts with customers:

	March 31, 2019	June 30, 2018
Accounts receivable (including advertising receivable included in related party receivables, net)	$151,456	$125,982
Contract asset, short-term (included in other current assets)	1,779	—
Deferred revenue, short-term	2,196	4,626
Deferred revenue, long-term (included in other liabilities)	270	—
The amount of revenue recognized for the nine months ended March 31, 2019 related to deferred revenue (contract liability) recorded at the Adoption Date was approximately $4,588.
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
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Weighted-average number of shares for basic EPS	75,152	75,540	75,041	75,427
Dilutive effect of shares issuable under share-based compensation plans	587	477	671	417
Weighted-average number of shares for diluted EPS	75,739	76,017	75,712	75,844
Anti-dilutive shares	992	426	618	544
Note 5. Goodwill and Amortizable Intangible Assets
During the first quarter of fiscal year 2019, the Company performed its annual impairment test of goodwill. As the Company’s one reporting unit had a negative carrying value of net assets, there was no impairment of goodwill identified.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company’s intangible assets subject to amortization are as follows:

	March 31, 2019	June 30, 2018
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(48,436)	(45,841)
	$34,608	$37,203
Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets was $865 for the three months ended March 31, 2019 and 2018, and $2,595 for the nine months ended March 31, 2019 and 2018.
Note 6. Property and Equipment
As of March 31, 2019 and June 30, 2018, property and equipment consisted of the following assets:

	March 31, 2019	June 30, 2018
Equipment	$37,887	$36,027
Furniture and fixtures	1,757	1,728
Leasehold improvements	19,320	19,297
Construction in progress	494	727
	59,458	57,779
Less accumulated depreciation and amortization	(50,805)	(47,750)
	$8,653	$10,029
Depreciation and amortization expense on property and equipment was $940 and $1,414 for the three months ended March 31, 2019 and 2018, respectively, and $3,055 and $4,558 for the nine months ended March 31, 2019 and 2018, respectively.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of March 31, 2019, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2019, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. For the nine months ended March 31, 2019, the Company made principal repayments of $156,250, including voluntary payments of $100,000, of which $25,000 was made in the third quarter of fiscal year 2019. The Company has made principal payments aggregating $510,000 through March 31, 2019. The Term Loan Facility amortizes quarterly in accordance with its terms through June 30, 2020 with a final maturity date on September 28, 2020.
As of March 31, 2019, the principal repayments required under the Term Loan Facility are as follows:

Remainder of fiscal year ending June 30, 2019	$18,750
Fiscal year ending June 30, 2020	114,375
Fiscal year ending June 30, 2021	906,875
$1,040,000
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company is amortizing its deferred financing costs on a straight-line basis over the five-year term of the Senior Secured Credit Facilities which approximates the effective interest method. The following table summarizes the presentation of the Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheets as of March 31, 2019 and June 30, 2018:

	Term Loan Facility	Deferred Financing Costs	Net
March 31, 2019
Current portion of long-term debt	$101,250	$(2,586)	$98,664
Long-term debt, net of current portion	938,750	(1,293)	937,457
Total	$1,040,000	$(3,879)	$1,036,121
June 30, 2018
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,121,250	(3,233)	1,118,017
Total	$1,196,250	$(5,819)	$1,190,431
In addition, the Company has deferred financing costs related to the Revolving Credit Facility recorded in the accompanying consolidated balance sheets as summarized in the following table:

	March 31, 2019	June 30, 2018
Other current assets	$417	$417
Other assets	209	521
The Company made interest payments under the Credit Agreement of $32,879 and $29,303 during the nine months ended March 31, 2019 and 2018, respectively.
Note 8. Commitments and Contingencies
Commitments
As more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, the Company’s contractual obligations not reflected on the consolidated balance sheet consist primarily of its obligations under media rights agreements.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
March 31, 2019
Assets:
Money market accounts	$18,488	$—	$—	$18,488
Time deposits	162,376	—	—	162,376
Total assets measured at fair value	$180,864	$—	$—	$180,864
June 30, 2018
Assets:
Money market accounts	$20,398	$—	$—	$20,398
Time deposits	184,945	—	—	184,945
Total assets measured at fair value	$205,343	$—	$—	$205,343
Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company’s long-term debt (see Note 7) was approximately $1,019,000 as of March 31, 2019. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable.
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
Components of net periodic benefit cost for the three and nine months ended March 31, 2019 and 2018 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$111	$128	$18	$17
Other components of net periodic benefit cost:
Interest cost	402	358	38	30
Expected return on plan assets	(144)	(127)	—	—
Recognized actuarial loss (a)	119	149	—	—
Amortization of unrecognized prior service credit (a)	—	—	(2)	(3)
Net periodic benefit cost	$488	$508	$54	$44

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$333	$384	$54	$51
Other components of net periodic benefit cost:
Interest cost	1,206	1,074	114	90
Expected return on plan assets	(432)	(381)	—	—
Recognized actuarial loss (a)	357	447	—	—
Amortization of unrecognized prior service credit (a)	—	—	(6)	(9)
Settlement gain (a)	(8)	—	—	—
Net periodic benefit cost	$1,456	$1,524	$162	$132
(a) Reflects amounts reclassified from accumulated other comprehensive loss to other components of net periodic benefit cost in the accompanying consolidated statements of operations.
In addition, as more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, the Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and participates in the Madison Square Garden 401(k) Savings Plan, formerly the MSG Holdings, L.P. 401(k) Savings Plan, a multiple employer plan (together, the “Savings Plans”). Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $254 and $232 for the three months ended March 31, 2019 and 2018, respectively, and $762 and $691 for the nine months ended March 31, 2019 and 2018, respectively.
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
Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $4,371 and $2,862 for the three months ended March 31, 2019 and 2018, respectively, and $13,658 and $10,581 for the nine months ended March 31, 2019 and 2018, respectively.
Non-Qualified Stock Options (“NQSOs”) Award Activity
The following table summarizes activity relating to holders of the Company’s NQSOs for the nine months ended March 31, 2019:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting NQSOs	Performance Based Vesting NQSOs
Balance as of June 30, 2018	961	961	$19.49	6.14	$8,567
Granted	316	316	25.05
Balance as of March 31, 2019	1,277	1,277	$20.87	5.77	4,340
Exercisable as of March 31, 2019	498	—	$18.89	5.24	$1,425
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
The aggregate intrinsic value is calculated for in-the-money NQSOs as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) at March 31, 2019 and June 30, 2018, as applicable.
Restricted Share Units Award Activity
The following table summarizes activity relating to holders of the Company’s RSUs for the nine months ended March 31, 2019:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance as of June 30, 2018	376	779	$20.46
Granted	390	342	25.61
Vested	(225)	(285)	20.65
Unvested award balance as of March 31, 2019	541	836	23.08
Nonperformance based vesting RSUs granted during the nine months ended March 31, 2019 included 104 RSUs granted under the Employee Stock Plan that are subject to three-year ratable vesting, 240 RSUs granted under the Employee Stock Plan that are subject to four-year ratable vesting, and 46 RSUs granted under the Non-Employee Director Plan which vested upon date of grant. Performance based vesting RSUs granted under the Employee Stock Plan during the nine months ended March 31, 2019 included 118 RSUs that are subject to three-year ratable vesting, and 224 RSUs that are subject to three-year cliff vesting. RSUs granted under the Employee Stock Plan and Non-Employee Director Plan will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee of the Board of Directors, in cash. RSUs granted under the Non-Employee Director Plan will settle on the first business day after ninety days from the date the director’s service on the Board of Directors ceases or, if earlier, upon the director’s death.
The fair value of RSUs that vested during the nine months ended March 31, 2019 was $12,779. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company’s treasury shares. To fulfill the employees’ statutory tax withholding obligations for the applicable income and other employment taxes, 194 of these RSUs, with an aggregate value of $4,879 were retained by the Company and the taxes paid during the nine months ended March 31, 2019 are reflected as a financing activity in the accompanying consolidated statement of cash flows.
Note 12. Stock Repurchase Program
On December 7, 2017, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of March 31, 2019, the Company had $136,165 of availability remaining under its stock repurchase authorization. The Company did not repurchase shares during the nine months ended March 31, 2019.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 13. Related Party Transactions
As of March 31, 2019, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group (collectively, the “Dolan Family Group”), collectively beneficially own all of the Company’s outstanding Class B common stock, par value $0.01 per share (“Class B Common Stock”) and own approximately 3.2% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 69.9% of the aggregate voting power of the Company’s outstanding common stock. The Dolan Family Group also controls MSG and AMC Networks Inc. (“AMC Networks”).
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
Related party transactions
Rights fees
The Company’s media rights agreements with the Knicks and the Rangers, effective as of July 1, 2015, provide the Company with exclusive media rights to team games in their local markets. Rights fees included in the accompanying consolidated statements of operations for the three months ended March 31, 2019 and 2018 were $37,094 and $35,631, respectively, and $110,746 and $106,414 for the nine months ended March 31, 2019 and 2018, respectively.
Origination, master control and technical services
AMC Networks provides certain origination, master control, and technical services to the Company. Amounts incurred by the Company for the three months ended March 31, 2019 and 2018 were $1,161 and $1,581, respectively, and $3,471 and $4,574 for the nine months ended March 31, 2019 and 2018, respectively.
Commission
The Company’s advertising sales representation agreement with MSG, which has a term through June 30, 2022, provides for MSG to act as the Company’s advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The amounts incurred by the Company for the three months ended March 31, 2019 and 2018 were $6,880 and $6,273, respectively, and $13,325 and $11,840 for the nine months ended March 31, 2019 and 2018, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

General and Administrative Expenses
Amounts incurred by the Company for expenses associated with the Services Agreement, net, amounted to $2,590 and $2,210 for the three months ended March 31, 2019 and 2018, respectively, and $7,735 and $6,631 for the nine months ended March 31, 2019 and 2018, respectively.
Other operating expenses
The Company and its related parties enter into other transactions with each other in the ordinary course of business. Net amounts incurred by the Company for other related party transactions amounted to $297 and $368 for the three months ended March 31, 2019 and 2018, respectively, and $773 and $769 for the nine months ended March 31, 2019 and 2018, respectively.
Note 14. Income Taxes
On December 22, 2017, the enactment of the Tax Cuts and Jobs Act significantly changed the U.S. tax laws and included a reduction in the corporate federal tax rate from 35% to 21%, effective January 1, 2018.
Income tax expense for the three months ended March 31, 2019 of $17,732 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $6,131, partially offset by a tax benefit relating to a tax return to book provision adjustment in connection with the filing of the Company’s prior year income tax return of $3,939.
Income tax expense for the three months ended March 31, 2018 of $23,505 differs from the income tax expense derived from applying the blended statutory federal rate of 28% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $5,135 and other items of $240. These increases were partially offset by the impact of the tax benefits related to the domestic production activities deduction of $1,635.
Income tax expense for the nine months ended March 31, 2019 of $62,756 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $17,683, and changes in the applicable state rate used to measure deferred taxes of $2,062, partially offset by a net tax benefit relating to tax return to book provision adjustments in connection with the filing of the Company’s prior year income tax returns of $2,489.
Income tax benefit for the nine months ended March 31, 2018 of $41,103 differs from the income tax expense derived from applying the blended statutory federal rate of 28% to pre-tax income due principally to a deferred income tax benefit of $106,446 related to the reduction of the Company’s net deferred tax liabilities based upon the new federal rate. Other decreases included the impact of the tax benefits related to the domestic production activities deduction of $4,668, changes in the applicable state rate used to measure deferred taxes of $1,062, tax return to book provision adjustments in connection with the filing of the Company’s prior year income tax returns of $676, and other items of $253. These decreases were partially offset by the impact of state and local income taxes (net of federal benefit) of $15,165.
The Company made cash income tax payments (net) of $64,025 and $45,194 for the nine months ended March 31, 2019 and 2018, respectively.
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
The federal and state statute of limitations are currently open with regard to the Company’s 2014 through 2018 and 2013 through 2018 calendar year tax returns, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 15. Concentrations of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of March 31, 2019 and June 30, 2018 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	March 31, 2019	June 30, 2018
Customer A	25%	24%
Customer B	24%	24%
Customer C	23%	23%
Customer D	15%	15%
Revenues in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2019 and 2018 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Customer 1	23%	23%	23%	24%
Customer 2	21%	22%	22%	23%
Customer 3	19%	21%	21%	21%
Customer 4	10%	10%	11%	10%
The accompanying consolidated balance sheets as of March 31, 2019 and June 30, 2018 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the New Jersey Devils:

Reported in	March 31, 2019	June 30, 2018
Prepaid expenses	$1,000	$3,000
Other current assets	4,000	3,000
Other assets	37,000	39,000
	$42,000	$45,000

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
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited consolidated results of operations for the three and nine months ended March 31, 2019 as compared with the three and nine months ended March 31, 2018.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the nine months ended March 31, 2019 as compared with the nine months ended March 31, 2018.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2019 versus the Three Months Ended March 31, 2018
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended March 31,				Increase (Decrease) in Net Income
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$195,105	100%	$186,568	100%	$8,537

Direct operating expenses	82,085	42%	80,322	43%	(1,763)
Selling, general and administrative expenses	28,734	15%	23,383	13%	(5,351)
Depreciation and amortization	1,805	1%	2,279	1%	474
Operating income	82,481	42%	80,584	43%	1,897
Other income (expense):
Interest income	1,557	1%	1,195	1%	362
Interest expense	(11,658)	(6)%	(10,932)	(6)%	(726)
Other components of net periodic benefit cost	(413)	NM	(407)	NM	(6)
	(10,514)	(5)%	(10,144)	(5)%	(370)
Income from operations before income taxes	71,967	37%	70,440	38%	1,527
Income tax expense	(17,732)	(9)%	(23,505)	(13)%	5,773
Net income	$54,235	28%	$46,935	25%	$7,300
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
Revenues
Revenues for the three months ended March 31, 2019 increased $8,537, or 5%, to $195,105 as compared with the prior year period. The net increase was attributable to the following:

Increase in affiliation fee revenue	$3,162
Increase in advertising revenue	6,063
Other net decreases	(688)
$8,537
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a decrease in subscribers of less than 4% as compared with the prior year period. The increase in advertising revenue was primarily due to a lower net increase in deferred revenue related to ratings guarantees, higher per-game sales from the telecast of live professional sports programming and higher sales from the Company’s branded content initiatives, partially offset by the impact of fewer live professional sports telecasts as compared with the prior year period.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2019 increased $1,763, or 2%, to $82,085 as compared with the prior year period due to higher rights fees expense of $2,554, principally as a result of contractual rate increases, partially offset by a decrease in other programming-related costs of $791.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2019 increased $5,351, or 23%, to $28,734 as compared with the prior year period primarily due to higher employee compensation and related benefits (including share-based compensation expense), higher advertising and marketing costs, as well as a higher provision for doubtful accounts.
Operating income
Operating income for the three months ended March 31, 2019 increased $1,897, or 2%, to $82,481 as compared with the prior year period primarily due to (as discussed above) higher revenues partially offset by higher selling, general and administrative expenses (including share-based compensation expense) and, to a lesser extent, higher direct operating expenses.
Interest expense
Interest expense for the three months ended March 31, 2019 increased $726, or 7%, to $11,658 as compared with the prior year period primarily due to higher average interest rates in the third quarter of fiscal year 2019 (4.0% as compared with 3.1%), partially offset by a lower average principal balance under the Company’s term loan facility (see “Financing Agreements”).
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
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Three Months Ended		Increase (Decrease) in Adjusted Operating Income
	March 31,
	2019	2018
Operating income	$82,481	$80,584	$1,897
Share-based compensation	4,371	2,862	1,509
Depreciation and amortization	1,805	2,279	(474)
Adjusted operating income	$88,657	$85,725	$2,932
Adjusted operating income for the three months ended March 31, 2019 increased $2,932, or 3%, to $88,657 as compared with the prior year period primarily due to (as discussed above) higher revenues, partially offset by higher selling, general and administrative expenses (excluding share-based compensation expense) and, to a lesser extent, higher direct operating expenses.

Results of Operations
Comparison of the Nine Months Ended March 31, 2019 versus the Nine Months Ended March 31, 2018
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Nine Months Ended March 31,				Increase (Decrease) in Net Income
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$552,483	100%	$525,246	100%	$27,237

Direct operating expenses	230,210	42%	222,315	42%	(7,895)
Selling, general and administrative expenses	76,931	14%	63,255	12%	(13,676)
Depreciation and amortization	5,650	1%	7,153	1%	1,503
Operating income	239,692	43%	232,523	44%	7,169
Other income (expense):
Interest income	4,571	1%	3,072	1%	1,499
Interest expense	(35,273)	(6)%	(31,817)	(6)%	(3,456)
Other components of net periodic benefit cost	(1,231)	NM	(1,221)	NM	(10)
	(31,933)	(6)%	(29,966)	(6)%	(1,967)
Income from operations before income taxes	207,759	38%	202,557	39%	5,202
Income tax benefit (expense)	(62,756)	(11)%	41,103	8%	(103,859)
Net income	$145,003	26%	$243,660	46%	$(98,657)
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
Revenues
Revenues for the nine months ended March 31, 2019 increased $27,237, or 5%, to $552,483 as compared with the prior year period. The net increase was attributable to the following:

Increase in affiliation fee revenue	$17,439
Increase in advertising revenue	9,376
Other net increases	422
$27,237
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single-digit percentage decrease in subscribers as compared with the prior year period.
The increase in advertising revenue was primarily due to the favorable impact of a net decrease in deferred revenue related to ratings guarantees in the current year as compared with a net increase in the prior year period. This increase also reflects higher per-game sales from the telecast of live professional sports programming and, to a lesser extent, higher sales from the Company’s branded content initiatives.
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2019 increased $7,895, or 4%, to $230,210 as compared with the prior year period due to higher rights fees expense of $8,072, principally as a result of contractual rate increases, partially offset by a decrease in other programming-related costs of $177.

Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2019 increased $13,676, or 22%, to $76,931 as compared with the prior year period primarily due to higher advertising and marketing costs, higher employee compensation and related benefits (including share-based compensation expense) and, to a lesser extent, higher advertising sales commissions.
Operating income
Operating income for the nine months ended March 31, 2019 increased $7,169, or 3%, to $239,692 as compared with the prior year period primarily due to (as discussed above) higher revenues partially offset by higher selling, general and administrative expenses (including share-based compensation expense) and, to a lesser extent, higher direct operating expenses.
Interest expense
Interest expense for the nine months ended March 31, 2019 increased $3,456, or 11%, to $35,273 as compared with the prior year period primarily due to higher average interest rates in fiscal year 2019 (3.8% as compared with 2.9%), partially offset by a lower average principal balance under the Company’s term loan facility (see “Financing Agreements”).
Income taxes
See Note 14 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on income taxes.
Adjusted operating income
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Nine Months Ended		Increase (Decrease) in Adjusted Operating Income
	March 31,
	2019	2018
Operating income	$239,692	$232,523	$7,169
Share-based compensation	13,658	10,581	3,077
Depreciation and amortization	5,650	7,153	(1,503)
Adjusted operating income	$259,000	$250,257	$8,743
Adjusted operating income for the nine months ended March 31, 2019 increased $8,743, or 3%, to $259,000 as compared with the prior year period primarily due to (as discussed above) higher revenues, partially offset by higher selling, general and administrative expenses (excluding share-based compensation expense) and higher direct operating expenses.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our $250,000 revolving credit facility with a syndicate of lenders which was undrawn as of March 31, 2019 (see “Financing Agreements” below). Our principal uses of cash are expected to include working capital-related items, capital spending, taxes, debt service, and the repurchase of shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”). The Company’s use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including $182,261 in cash and cash equivalents, as of March 31, 2019, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows, to fund our business operations, repurchase shares of the Company’s Class A Common Stock and service our outstanding term loan facility (see “Financing Agreements” below) over the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
On December 7, 2017, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of March 31, 2019, the Company had $136,165 of availability remaining under its stock repurchase authorization. The Company did not repurchase shares during the nine months ended March 31, 2019.
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
Contractual Obligations
As more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, the Company’s contractual obligations not reflected on the consolidated balance sheet consist primarily of its obligations under media rights agreements.
In addition, see Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for the principal repayments required under the Company’s term loan facility.
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2019 decreased by $22,771 to $142,080 as compared with the prior year period. This decrease was primarily driven by higher income taxes paid, and timing of certain working capital items, partially offset by higher income from operations before income taxes as compared with the prior year period.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2019 increased by $2,442 to $3,912 as compared with the prior year period due to an investment made in a nonconsolidated entity and, to a lesser extent, higher capital expenditures in the current year period.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2019 increased by $51,356 to $161,250 as compared with the prior year period primarily due to higher voluntary principal repayments on the Company’s term loan facility made in the current year period.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), and subsequent ASUs that amended and/or clarified the application of ASU No. 2016-02, which supersedes the current guidance in Accounting Standards Codification (“ASC”) Topic 840, Leases. This ASU generally requires the recognition of all lease assets and lease liabilities on the balance sheet, including those leases classified as operating leases under previous GAAP. The amended guidance also requires additional quantitative and qualitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted, and the modified retrospective approach required. The Company does not plan to early adopt this standard. The Company is compiling the necessary data and is in the process of determining which practical expedients to apply upon adoption. The adoption of this standard will result in the recognition of right of use assets and lease liabilities related to the Company’s identified leases.
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
In March 2019, the FASB issued ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, which amends ASC Subtopic 920-350 to align the accounting for production costs of an episodic television series with that for the costs of producing films. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The standard is to be applied prospectively to all periods presented. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
Goodwill
The goodwill balance reported on the Company’s consolidated balance sheet as of March 31, 2019 is $424,508. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company early adopted ASU No. 2017-04, which simplifies the measurement of goodwill impairment, for its August 31, 2018 test date. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not need to perform the quantitative goodwill impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the Company would perform the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of May, 2019.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer