Form 10-K
period 2019-06-30
MSG NETWORKS INC.
filed 2019-08-21
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ___________ to _____________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-34434	MSG NETWORKS INC.	27-0624498
Delaware
11 Pennsylvania Plaza
New York, NY 10001
(212) 465-6400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol(s)	Name of each Exchange on which Registered:
Class A Common Stock	MSGN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of MSG Networks Inc. as of June 30, 2019 computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately
$1.4 billion.
Number of shares of common stock outstanding as of July 31, 2019:
Class A Common Stock — 61,286,747
Class B Common Stock — 13,588,555
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2019 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

PART I
Item 1. Business
MSG Networks Inc., incorporated on July 29, 2009, is a Delaware corporation with our principal executive offices at 11 Pennsylvania Plaza, New York, NY, 10001. Unless the context otherwise requires, all references to “we,” “us,” “our” or the “Company” refer collectively to MSG Networks Inc., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. Our telephone number is 212-465-6400, our website is http://www.msgnetworks.com and the investor relations section of our website is http://investor.msgnetworks.com. We make available, free of charge through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). References to our website in this report are provided as a convenience and the information contained on, or available through, our website is not part of this or any other report we file with or furnish to the SEC.
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (“MSG”) (the “Distribution”). Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting and the historical financial results of MSG through the Distribution Date, as well as transaction costs related to the Distribution, have been classified in the Company’s consolidated financial statements as discontinued operations for all periods presented.
Our Company
The Company, an industry leader in sports production, and content development and distribution, owns and operates two award-winning regional sports and entertainment networks, MSG Network (“MSGN”) and MSG+, collectively “MSG Networks.” For 50 years, we have been a pioneer in regional sports programming, setting a standard of excellence, creativity and technological innovation. Today, our exclusive, award-winning programming continues to be a valuable differentiator for our viewers, advertisers and the cable, satellite, telephone, and other platforms that distribute our networks (“Distributors”). Our networks are widely distributed throughout all of New York State and significant portions of New Jersey and Connecticut, as well as parts of Pennsylvania, collectively our “Regional Territory.” Our networks are also carried nationally by certain Distributors on sports tiers or in similar packages.
We continually seek to enhance the value that our networks provide to viewers, advertisers and Distributors by delivering high-quality, best-in-class content and live viewing experiences, utilizing state-of-the-art technology. We operate in the nation’s largest television market, the New York Designated Market Area (“DMA”), and attract an important and coveted viewer demographic. Our unique position in this major media market, as the provider of exclusive live local games of top professional sports teams and other sports programming, allows us to optimize distribution revenue and partner with marquee brands to capture advertising sales and explore new content opportunities. We also distribute programming through our companion streaming service, MSG GO. In addition, we utilize a dedicated website and social media platforms to promote our brands by sharing content, spotlighting on-air talent, and providing in-depth information about the teams and athletes featured on our networks.
Programming
MSGN debuted as the first regional sports network in the country on October 15, 1969. During the last 50 years, we have been at the forefront of the industry, pushing the boundaries of regional sports coverage. In the process, our networks have become a powerful platform for some of the world’s greatest athletes and entertainers.
With our commitment to programming excellence, we have earned a reputation for best-in-class programming, production, marketing, and technical innovation. We have won more than 140 New York Emmy Awards (“Emmys”) for live sports and original programming during the last decade, which is more than any other single station or network in the region over that time frame.
The foundation of our programming is our professional sports coverage. MSGN and MSG+ feature a wide range of compelling sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (“NBA”); the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (“NHL”); as well as significant coverage of the New York Giants (the “Giants”), and Buffalo Bills (the “Bills”) of the National Football League (“NFL”). Our arrangements include long-term media rights agreements with all of our NBA and NHL teams.

MSGN and MSG+ collectively aired more than 450 live professional games this past year, along with a comprehensive lineup of other sporting events, including college football and basketball, as well as original programming designed to give fans behind-the-scenes access and insight into the teams and players they love. This content includes comprehensive pre- and post-game coverage throughout the seasons, along with team-related programming that features coaches, players and more, all of which enable us to capitalize on the extraordinary enthusiasm of our teams’ fans. Further distinguishing these shows is our roster of renowned analysts and on-air talent, which include Mike Breen, Walt Frazier, Sam Rosen, Joe Micheletti, Al Trautwig, Bill Pidto, and Kenny Albert, among others. As the regional sports home of both the Giants and the Bills, our networks feature extensive content specifically for fans of both teams, which, during the 2018-19 NFL season, included pre- and post-game content and other team-related programming.
In addition to our live games and team-related programming, we offer an evolving slate of compelling content to appeal to our existing audiences, while seeking to attract new viewers. This includes the continued expansion of our “MSG Shorts” programming block, which features short-form content, targeted to a younger audience, that is suited for our linear networks as well as digital and social platforms. Programming highlights this past year included original productions such as “Unfiltered,” “Verified,” “Connections,” and “Conference Room B,” which provided access to players, coaches, and celebrity guests with unique points of view; as well as popular shows such as “Sneaker Shopping” and “Hot Ones” from Complex, a global lifestyle media brand. As part of our MSG Shorts programming, we also launched themed content specials throughout the year — “Food Week,” “Wellness Week,” and “Sneaker Week” — that provided fans with an inside look into how these popular interests relate to the lives of athletes, coaches, and celebrities. This past year we also debuted “MSG 150” — an original production that aired weeknights for more than 10 weeks and offered viewers 150 minutes of content surrounding our teams and New York sports, covering important topics such as the NBA lottery, the NBA and NHL drafts and free agency, and the start of Giants mini-camp.
Our networks also showcase a wide array of other sports and entertainment programming, which this past year included New York Red Bulls soccer; Westchester Knicks basketball; New York Streets arena football; Hofstra Men’s basketball; New York Lizards lacrosse; Bundesliga soccer; as well as tennis, mixed martial arts, and boxing programs.
In addition to MSGN and MSG+, the Company distributes programming through our companion streaming service, MSG GO. MSG GO allows subscribers to access MSGN and MSG+ and on demand content in a subscriber’s geographic region, using their smartphones, tablets and computers. MSG GO is currently available to subscribers of all of our major Distributors.
Revenue
The Company generates revenues principally from affiliation fees charged to Distributors for the right to carry our networks, as well as from the sale of advertising. The following customers each accounted for more than 10% of consolidated revenues for the year ended June 30, 2019: Altice USA, AT&T, Charter, and Verizon.
Affiliation Fee Revenue
Our networks are distributed pursuant to carriage agreements that are typically structured as multi-year agreements with staggered expiration dates and generally provide for annual contractual rate increases. We primarily earn revenue under these agreements based on the number of each Distributor’s subscribers or subscribers that receive our networks. Our affiliation agreements include certain protections relating to the manner in which our networks are carried, and the compensation for such carriage. Examples of such protections include: carriage requirements; penetration minimums (which require that our networks are made available to significant percentages of our Distributors’ basic subscribers); tag-along requirements (which require that MSGN and MSG+ are carried on the same tier as certain other networks); and/or payment minimums (which require us to be compensated based on significant percentages of our Distributors’ subscribers). Affiliation fee revenue constituted approximately 90% of our consolidated revenues for the year ended June 30, 2019.
MSGN and MSG+ are widely carried by major Distributors in our region, with an average combined reach of approximately 6.5 million viewing subscribers (as of the most recent available monthly information) in our Regional Territory. Our networks also enjoy national distribution with certain Distributors on sports tiers or in similar packages.
Advertising Revenue
The Company’s programming, Regional Territory and viewer demographics make our networks attractive to advertisers. Our networks operate in the largest television market in the country, the New York DMA, and, with our exclusive live game coverage, offer advertisers an increasingly scarce asset in today’s evolving media landscape — the ability to reach engaged audiences on a live basis. MSG Networks’ viewers, a significant portion of whom are between the ages of 25-54 with high household incomes, also offer an appealing demographic for advertisers.

In addition, we benefit from our advertising sales representation agreement with MSG, which provides for the packaged sale of certain network advertising inventory as part of team and arena marketing and sponsorship sales.
The Company’s advertising revenue is derived largely from the sale of inventory in its live professional sports programming. The value of this inventory is dependent upon a number of factors, including team performance, ratings, and general economic conditions. Advertising time is sold both in advance and in scatter markets.
Garden of Dreams Foundation
Our Company has a close association with the Garden of Dreams Foundation (the “Foundation”), a non-profit charity that has brightened the lives of more than 375,000 children and their families. The Foundation, which started in 2006, works with 30 partner organizations throughout the tristate area, including hospitals, wish organizations and community-based organizations, to reach children who are facing challenges, such as homelessness, extreme poverty, illness, and foster care. The Foundation takes pride in its commitment to truly change lives, hosting more than 500 events and programs each year. The Company and the Foundation present “MSG Classroom,” an award-winning educational program to teach high school students about the media industry. The eight-week program provides a hands-on opportunity for students to develop skills, including broadcasting, script writing and production, and culminates with the students creating their own programming feature. The MSG Classroom program has been recognized with multiple Beacon Awards in the “Education” category, as well as a New York Emmy Award in the “Community Service” category.
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
Commercial Loudness
FCC rules require multichannel video programming distributors (“MVPDs”) to ensure that all commercials comply with specified volume standards, and certain of our affiliation agreements require us to certify compliance with such standards.
Advertising Restrictions on Children’s Programming
Any programming and associated Internet websites intended primarily for children 12 years of age and under that we may offer must comply with certain limits on commercial content.
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
Effect of “Must-Carry” Requirements
The FCC’s implementation of the statutory “must-carry” obligations requires cable and satellite distributors to give broadcasters preferential access to channel space. This may reduce the amount of channel space that is available for carriage of our networks and the amount of funds that Distributors have to pay us for our programming networks.

Website and Mobile Application Requirements
We maintain various websites and mobile applications that may be subject to third-party application store requirements, as well as a range of federal, state and local laws such as privacy, accessibility for persons with disabilities, and consumer protection regulations.
Competition
Distribution of Programming Networks
The business of distributing programming networks is highly competitive. Our programming networks face competition from other programming networks, including other regional sports networks, for the right to be carried by a particular distributor, and for the right to be carried on the service tier(s) that will attract the most subscribers. Once a programming network of ours is carried by a distributor, that network competes for viewers not only with the other programming networks available through the distributor, but also with pay-per-view programming and video on demand offerings, as well as Internet and online streaming and on demand services, mobile applications, social media and social networking platforms, radio, print media, motion picture theaters, home video, and other sources of information, sporting events and entertainment. Each of the following competitive factors are important to our networks: the prices we charge for our programming networks, the quantity, quality (in particular, the performance of the sports teams whose media rights we control), and the variety of the programming offered on our networks, and the effectiveness of our marketing efforts.
Our ability to successfully compete with other programming networks for distribution may be hampered because the distributors may be affiliated with other programming networks. In addition, because such affiliated distributors may have a substantial number of subscribers, the ability of such competing programming networks to obtain distribution on affiliated distributors may lead to increased subscriber and advertising revenue for such networks because of their increased penetration compared to our programming networks. Even if such affiliated distributors carry our programming networks, there is no assurance that such distributors will not place their affiliated programming network on more desirable tier(s), thereby giving the affiliated programming network a competitive advantage over our own.
New or existing programming networks that are owned by or affiliated with broadcast networks such as NBC, ABC, CBS or Fox may have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreement giving the distributor the right to carry a broadcast station owned by or affiliated with the network.
In addition, content providers (such as certain broadcast and cable networks) and new content developers, distributors and syndicators (such as Amazon and Netflix), are distributing programming directly to consumers on an “over-the-top” (“OTT”) basis. Such direct-to-consumer OTT distribution of content may facilitate consumers eliminating or downgrading their pay television subscription, which can result in certain consumers not receiving our programming networks.
See “Item 1A. Risk Factors — Our Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations” and “— We May Not Be Able to Adapt to New Content Distribution Platforms and to Changes in Consumer Behavior Resulting From Emerging Technologies, Which May Have a Material Negative Effect on Our Business and Results of Operations.” See also “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Revenue Sources.”
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
Employees
As of June 30, 2019 we had approximately 180 full-time union and non-union employees and 640 part-time union and non-union employees. As of June 30, 2019, approximately 75% of the Company’s workforce is subject to collective bargaining agreements (“CBAs”). As of June 30, 2019, approximately 52% of the Company’s workforce that is subject to a CBA is covered by a CBA that has expired. In addition, as of June 30, 2019, approximately 15% of the Company’s workforce that is subject to a CBA is covered by a CBA that expires within the next fiscal year. Labor relations in general and in the sports and entertainment industry in particular can be volatile, though we believe that our current relationships with our unions taken as a whole are positive.
Financial Information about Segments and Geographic Areas
The Company operates and reports financial information in one segment. Substantially all revenues and assets of the Company are attributed to or located in the United States, and are primarily concentrated in the New York City metropolitan area. Financial information for each of the years ended June 30, 2019, 2018, and 2017 is set forth in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II — Item 8. Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
Affiliation fees constitute a significant majority of our revenues. Changes in affiliation fee revenues result from a combination of changes in rates and/or changes in subscriber counts. Reductions in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss of or reduction in carriage of our programming networks, would adversely affect our affiliation fee revenue. For example, our affiliation fee revenue declined in the fourth quarter of fiscal 2019 due to an acceleration of subscriber losses in the period. Distributors may introduce, market and/or modify tiers of programming networks that could impact the number of subscribers that receive our programming networks, including tiers of programming that may exclude our networks. Any loss or reduction in carriage would also decrease the potential audience for our programming, which may adversely affect our advertising revenues. See “— If the Rate of Decline in the Number of Subscribers to Traditional MVPDs Services Increases or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Affiliation Revenues.”
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
Our Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations.
Our business competes, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video on demand, online streaming or on demand services and other content offered by distributors and others. Additional companies, some with significant financial resources, continue to enter or are seeking to enter the video distribution market, either by offering OTT streaming services or selling devices that aggregate viewing of various OTT services. This has put pressure on the already competitive landscape. We also compete for viewers and advertisers with content offered over the Internet, social media and social networking platforms, mobile media, radio, motion picture, home video and other sources of information and entertainment and advertising services. Important competitive factors are the prices we charge for our programming networks, the quantity, quality (in particular, the performance of the sports teams whose media rights we control), and the variety of the programming offered on our networks, and the effectiveness of our marketing efforts.
New or existing programming networks that are owned by or affiliated with broadcast networks such as NBC, ABC, CBS or Fox may have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreement giving the distributor the right to carry a broadcast station owned by or affiliated with the network. For example, regional sports networks affiliated with broadcast networks are carried on certain OTT platforms that do not currently carry our networks.
The extent to which competitive programming, including NBA and NHL games, are available on other programming networks and distribution platforms can adversely affect our competitive position.
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
We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies may affect our ability to maintain and/or grow our business. Emerging forms of content distribution provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition could reduce demand for our programming networks or for the offerings of our Distributors and reduce our revenue from these sources. Content providers (such as certain broadcast and cable networks) and new content developers, distributors and syndicators (such as Amazon and Netflix), are distributing programming directly to consumers on an OTT basis. Such direct-to-consumer OTT distribution of content may facilitate consumers eliminating or downgrading their pay television subscription, which can result in certain consumers not receiving our programming networks. If we are unable to offset this loss of subscribers through incremental carriage of our networks or rate increases, our business and results of operations will be adversely affected. Gaming, television and other console and device manufacturers, cable providers and others are offering and/or developing technology to offer video programming, including in some cases, various OTT platforms. Such changes may impact the revenues we are able to generate from our traditional distribution methods, by decreasing the viewership of our programming networks on cable and other MVPDs systems and/or by making advertising on our programming networks less valuable to advertisers.
In order to respond to these developments, we may need to implement changes to our business models and strategies and there can be no assurance that any such changes will prove to be successful or that the business models and strategies we develop will be as profitable as our current business models and strategies. If we fail to adapt to emerging technologies, our appeal to distribution outlets and our targeted audiences might decline and there could be a material negative effect on our business and results of operations.
In addition, advertising revenues could be significantly impacted by emerging technologies, given that advertising sales are dependent on audience measurement provided by third parties, and the results of audience measurement techniques can vary independent of the size of the audience for a variety of reasons, including difficulties related to the traditional statistical sampling methods, ability to measure new distribution platforms and viewing technologies, and the shifting of the marketplace to the use of measurement of different viewer behaviors, such as delayed viewing. In addition, multiplatform campaign verification is in its infancy, and viewership on tablets, smart phones and other digital devices, which continues to grow, is presently not measured by any one consistently applied method. Moreover, devices that allow users to fast forward or skip programming, including commercials, are causing changes in consumer behavior that may affect the desirability of our programming networks to advertisers. These variations and changes could have a significant effect on advertising revenues.
If the Rate of Decline in the Number of Subscribers to Traditional MVPDs Services Increases or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Affiliation Revenues.
During the last few years, the number of subscribers to traditional MVPDs services in the U.S. has been declining and the rate of decline has increased in recent periods. In addition, Distributors have introduced, marketed and/or modified tiers or bundles of programming that have impacted the number of subscribers that receive our programming networks, including tiers or bundles of programming that exclude our programming networks. As a result of these factors, the Company has experienced a decrease in viewing subscribers in each of the last several fiscal years, which has adversely affected our operating results.
If traditional MVPDs service offerings are not attractive to consumers due to pricing, increased competition from OTT services, increased dissatisfaction with the quality of traditional MVPDs services, poor economic conditions or other factors, more consumers may (i) cancel their traditional MVPDs service subscriptions or choose not to subscribe to traditional MVPDs services, (ii) elect to instead subscribe to OTT services, which in some cases may be offered at a lower price-point and may not include our programming networks or (iii) elect to subscribe to smaller bundles of programming which may not include our programming networks. If the rate of decline in the number of traditional MVPDs service subscribers increases or if subscribers shift to OTT services or smaller bundles of programming that do not include the Company’s programming networks, this may have a material negative effect on the Company’s revenues.

We Derive Substantial Revenues From the Sale of Advertising Time and Those Revenues Are Subject to a Number of Factors, Many of Which Are Beyond Our Control.
Advertising revenues depend on a number of factors, many of which are beyond our control, such as: (i) the health of the economy in the markets our businesses serve and in the nation as a whole; (ii) general economic trends in the advertising industry; (iii) team performance; (iv) the popularity of our programming; (v) the activities of our competitors, including increased competition from other forms of advertising-based media (such as Internet, mobile media, other programming networks, radio and newspaper); (vi) shifts in consumer viewing patterns, including consumers watching more ad-free content, non-traditional and shorter-form video content online, and the increased use of DVRs to skip advertisements; (vii) declining consumer tolerance for commercial interruptions; (viii) an increasing shift of advertising expenditures to online and mobile offerings; (ix) increasing audience fragmentation caused by increased availability of alternative forms of leisure and entertainment activities, such as social networking platforms and video games; (x) consumer budgeting and buying patterns; (xi) the extent of the distribution of our networks; and (xii) changes in the audience demographic for our programming. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities, which could cause our revenues and operating results to decline significantly in any given period. Even in the absence of a general recession or downturn in the economy, an individual business sector that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. In such case, a reduction in advertising expenditures by such a sector may adversely affect our revenues.
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
In addition, we cannot ensure that our programming will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors, many of which are beyond our control, such as team performance, viewer preferences, the level of distribution of our programming, competing programming and the availability of other entertainment options. A shift in viewer preferences could cause our advertising revenues to decline as a result of changes to the ratings for our programming and materially negatively affect our business and results of operations. As noted below, MSG has the exclusive right and obligation to sell our advertising availabilities on our behalf for a commission and, as a result, our advertising revenues are dependent to a material extent on MSG’s sales performance, subject to certain termination rights. See “—We Rely on MSG’s Performance Under Various Agreements.”
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
The Actions of the NBA and NHL May Have a Material Negative Effect on Our Business and Results of Operations.
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
We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.
Through our operations, we may collect, and store, including by electronic means, certain personal information that is provided to us, including through registration on our websites, mobile applications or otherwise in communication or interaction with us. These activities require the use of online services and centralized data storage, including through third party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, misappropriation or other malicious activity. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of such systems. Our ability to safeguard such personal information and other confidential information, including information regarding the Company and our Distributors, advertisers and employees, is important to our business. We take these matters seriously and take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, Distributor, advertiser, Company, employee and other confidential information may be compromised due to employee error, computer malware or ransomware, viruses, hacking and phishing attacks, or otherwise. Such compromise could affect the security of information on our network, or that of a third-party service provider, including MSG to which we outsource information technology support. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive or confidential information in order to gain access to data and systems. As a result, such sensitive and/or confidential information may be lost, disclosed, accessed or taken without authorization. See “—We Rely on MSG’s Performance Under Various Agreements” for a discussion of services MSG performs on our behalf.
If we experience a security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. The Company may be required to incur significant expenses in order to address any security issues that arise. Further, a security incident, such as penetration of our network, affecting personal or confidential information could subject us to business and litigation risk, including costs associated with such misappropriation or misuse, and damage our reputation, including with Distributors, viewers and advertisers, which could have a material negative effect on our business and results of operations.

The Unavailability of Satellites, Facilities, Systems and/or Software Upon Which We Rely May Have a Material Negative Effect on Our Business and Results of Operations.
We use satellite and other systems to transmit our programming services to Distributors. The distribution facilities include uplinks, communications satellites, and downlinks. Notwithstanding certain back-up and redundant systems, transmissions may be disrupted, including as a result of events that impair uplinks, downlinks or transmission facilities or the impairment of satellite or terrestrial facilities. Currently, there are a limited number of communications satellites, which are operated by third parties, available for the transmission of programming, and their continued availability may depend upon a variety of factors including business conditions, technology issues, changes in law or regulation that may limit the spectrum in which these satellites and facilities depend upon to operate and our ability to access such satellites on reasonable terms. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. In addition, we rely upon various internal and third-party systems or software in the operation of our business, including, with respect to database, human resource management, and financial systems. From time to time, certain of these arrangements may not be covered by long-term agreements. In addition, such distribution facilities and/or internal or third party services, systems or software could be adversely impacted by cybersecurity threats including unauthorized breaches. The failure or unavailability of distribution facilities or these internal and third-party services, systems or software, depending upon its severity and duration, could have a material negative effect on our business and results of operations.
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
We Are Subject to Governmental Regulation, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.
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
Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is substantially dependent upon the efforts of unionized workers. As of June 30, 2019, approximately 75% of our workforce is subject to CBAs. Any labor disputes, such as strikes or lockouts, with the unions with which we have collective bargaining agreements, could have a material negative effect on our business and results of operations by impacting our ability to produce or present programming.
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
Although we have a $250 million revolving credit facility (the “Revolving Credit Facility”) (see “Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information”), our ability to draw on such facility will depend on our ability to meet certain financial tests and other conditions. In addition, there can be no assurance that we will be able to refinance any such facility in the future or raise any required additional capital or do so on favorable terms. Depending upon conditions in the financial markets and/or the Company’s financial performance, we may not be able to raise capital on favorable terms, or at all.
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
As of July 31, 2019, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively own all of our outstanding Class B Common Stock and approximately 3.9% (inclusive of options exercisable within 60 days of the date hereof) of our outstanding Class A Common Stock, and as a result hold approximately 70.1% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group holding Class B Common Stock have executed a stockholders agreement (the “Stockholders Agreement”) that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (representing all of the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own 40.5% of the outstanding Class B Common Stock (“Excluded Trusts”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney, and Marianne Dolan Weber. The Dolan Family Committee generally acts by a majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney, and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B Common Stock owned by Excluded Trusts are to be voted on all matters in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
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
Our Executive Chairman, James L. Dolan, also serves as Executive Chairman and Chief Executive Officer of MSG, and our Executive Vice President and General Counsel, Lawrence J. Burian, also serves as the Executive Vice President and General Counsel of MSG. As a result, not all of our executive officers devote their full time and attention to the Company’s affairs. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of both MSG and AMC Networks, and our Secretary, Mark C. Cresitello, also serves as Senior Vice President, Associate General Counsel and Secretary of MSG. In addition, one of our directors, Charles F. Dolan, is the Executive Chairman of AMC Networks. Furthermore, six members of our Board of Directors (including James L. Dolan) are also directors of MSG and six members of our Board of Directors (including James L. Dolan) are also directors of AMC Networks concurrently with their service on our Board of Directors. The overlapping officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on the one hand, and MSG or AMC Networks on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSG or AMC Networks and us. In addition, certain of our directors and officers hold MSG and/or AMC Networks stock, performance stock units, restricted stock units, options, and/or or cash performance awards. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and MSG or AMC Networks. See “Certain Relationships and Potential Conflicts of Interest” in our Proxy Statement filed with the SEC on October 25, 2018 and “Certain Relationships and Related Party Transactions — Certain Relationships and Potential Conflicts of Interest” in MSG’s registration statement on Form 10 filed with the SEC on September 11, 2015 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with MSG and/or AMC Networks that may arise.
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
We Rely on MSG’s Performance Under Various Agreements.
We have various agreements with MSG, including a distribution agreement, a tax disaffiliation agreement, a services agreement, an employee matters agreement, an advertising sales representation agreement, a trademark license agreement and media rights agreements, as well as certain other arrangements. These agreements include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Distribution. In connection with the Distribution, we agreed to provide MSG with indemnities with respect to liabilities arising out of our businesses and MSG agreed to provide us with indemnities with respect to liabilities arising out of the businesses we transferred to MSG. These agreements also include arrangements with respect to support services and a number of on-going commercial relationships, including our production and exhibition of Knicks and Rangers games, the sale of our advertising inventory by MSG and our use of the “MSG” brand. The advertising sales representation agreement, services agreement and trademark license agreement are each subject to potential termination by MSG in the event MSG and the Company are no longer affiliates.
MSG provides certain business services that were performed by internal resources prior to the Distribution, such as information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and internal audit functions. These services include the collection and storage of certain personal information regarding employees and/or customers as well as information regarding the Company and our Distributors and advertisers. See also “—We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.” The services agreement expired on June 30, 2019. In connection with the expiration of the services agreement, the Company entered into an interim agreement with MSG, pursuant to which each party provides the other with the services described above on the same terms as provided in the services agreement on an interim basis while a new agreement is finalized. We expect to enter into a new services agreement which will be retroactive to July 1, 2019.
The media rights agreements provide us with the exclusive media rights to Knicks and Rangers games. Rights fees under these media rights agreements amounted to approximately $146.2 million for the year ended June 30, 2019. The rights fees increase annually and are subject to adjustments in certain circumstances, including if MSG does not make available a minimum number of games in any year.
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
Performance Graph
The following graph compares the cumulative total return of our Class A Common Stock for the last five years with the performance for the same period of the Russell 3000 Index and S&P Composite 1500 Media Index. The comparison assumes an investment of $100 on June 30, 2014 and reinvestment of dividends. The Distribution is treated as a reinvestment of a special dividend pursuant to SEC rules. The stock price performance in this graph is not necessarily indicative of future stock performance.

	Base Period 6/30/14	06/30/15	06/30/16	06/30/17	06/30/18	06/30/19
MSG Networks Inc.	$100.00	$133.69	$91.81	$134.37	$143.35	$124.13
Russell 3000 Index	100.00	107.29	109.59	129.87	149.07	162.46
S&P Composite 1500 Media Index	100.00	112.77	108.17	126.19	126.16	148.70

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2019, there were 975 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock. As of June 30, 2019, there were 14 holders of record of our Class B Common Stock.
We did not pay any dividend on our common stock during the 2019 and 2018 fiscal years and do not have any current plans to pay a cash dividend on our common stock for the foreseeable future. Our senior secured credit facilities restrict our ability to declare dividends in certain situations (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements”).
Issuer Purchases of Equity Securities
As of June 30, 2019, the Company had approximately $136 million remaining under the $150 million Class A Common Stock share repurchase program authorized by the Company’s Board of Directors on December 7, 2017. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades, or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company funded and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company may also choose to fund its stock repurchase program through other funding sources including utilizing its Revolving Credit Facility. During the fiscal year ended June 30, 2019, the Company did not engage in any share repurchase activity under its share repurchase program.

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

	For Years Ended June 30,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Operating Data:
Revenues	$720,845	$696,651	$675,352	$658,198	$631,010
Direct operating expenses	300,274	291,082	271,119	267,233	215,783
Selling, general and administrative expenses	103,274	83,073	79,040	100,752	152,706
Depreciation and amortization (including impairments)	7,398	9,338	10,296	14,583	17,641
Gain on sale of Fuse	—	—	—	—	(186,178)
Operating income	309,899	313,158	314,897	275,630	431,058
Other income (expense):
Interest income	6,343	4,388	2,782	2,368	2,068
Interest expense	(47,589)	(43,312)	(40,108)	(31,683)	(4,040)
Other components of net periodic benefit cost	244	(1,710)	(1,633)	(2,044)	(3,747)
Miscellaneous expense	—	—	—	(2)	(4)
	(41,002)	(40,634)	(38,959)	(31,361)	(5,723)
Income from continuing operations before income taxes	268,897	272,524	275,938	244,269	425,335
Income tax benefit (expense)	(82,715)	16,338	(108,476)	(80,971)	(176,905)
Income from continuing operations	186,182	288,862	167,462	163,298	248,430
Income (loss) from discontinued operations, net of taxes (a)	—	—	(120)	(155,664)	6,271
Net income	$186,182	$288,862	$167,342	$7,634	$254,701
Earnings (loss) per share:
Basic
Income from continuing operations	$2.48	$3.83	$2.23	$2.17	$3.22
Income (loss) from discontinued operations (a)	—	—	—	(2.07)	0.08
Net income	2.48	3.83	2.22	0.10	3.30
Diluted
Income from continuing operations	$2.46	$3.81	$2.22	$2.16	$3.20
Income (loss) from discontinued operations (a)	—	—	—	(2.06)	0.08
Net income	2.46	3.81	2.21	0.10	3.28
Weighted-average number of common shares outstanding:
Basic	75,069	75,381	75,213	75,152	77,138
Diluted	75,731	75,820	75,560	75,527	77,687
Balance Sheet Data:
Total assets	$866,899	$849,612	$805,044	$806,542	$3,019,829
Total long-term debt	1,018,017	1,190,431	1,312,845	1,477,759	—
Total stockholders’ equity (deficiency)	(458,768)	(657,742)	(944,207)	(1,119,958)	1,723,522
(a) On the Distribution Date, the Company distributed to its stockholders all of the outstanding common stock of MSG. Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting and the historical financial results of MSG through the Distribution Date, as well as transaction costs related to the Distribution, have been classified in the Company’s consolidated financial statements as discontinued operations for all periods presented. No gain or loss was recognized in connection with the Distribution.

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

•
the demand for our programming among cable, satellite, telephone, and other platforms (“Distributors”) and the subscribers thereto, and our ability to enter into and renew affiliation agreements with Distributors, as well as the impact of consolidation among Distributors;

•
the level of our revenues, which depends in part on the popularity and competitiveness of the sports teams whose games are broadcast on our networks and the popularity of other content aired on our networks;

•	the ability of our Distributors to maintain, or minimize declines in, subscriber levels;

•	the impact of subscribers selecting Distributors’ packages that do not include our networks or Distributors that do not carry our networks at all;

•	the security of our program signal and electronic data;

•	general economic conditions especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the on-ice and on-court performance of the professional sports teams whose games we carry;

•	the demand for advertising and sponsorship arrangements and viewer ratings for our networks;

•	competition, for example, from other regional sports networks;

•	the relocation or insolvency of professional sports teams with which we have a media rights agreement;

•	our ability to maintain, obtain or produce content, together with the cost of such content;

•	our ability to renew or replace our media rights agreements with professional sports teams;

•
the acquisition or disposition of assets and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions, and the operating and financial performance thereof (including those that we do not control);

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws and changes in such regulations or laws, including with respect to the legalization of sports gaming;

•	the impact of sports league rules, regulations and/or agreements and changes thereto;

•	our dependence on The Madison Square Garden Company (“MSG”), AMC Networks Inc., and other third-party providers for the provision of certain services;

•	cybersecurity and similar risks which could result in the disclosure of confidential information, disruption of our business or damage to our brands and reputation;

•	our substantial debt and high leverage;

•	any reduction in our access to capital and credit markets or significant increases in costs to borrow;

•	financial community perceptions of our business, operations, financial condition and the industry in which we operate;

•	the tax-free treatment of the Distribution (as defined below); and

•	the factors described under “Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
The Company disclaims any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
This MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our” or the “Company” refer collectively to MSG Networks Inc., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. The Company owns and operates two regional sports and entertainment networks, MSG Network (“MSGN”) and MSG+, collectively the “MSG Networks.”
On September 30, 2015, the Company distributed to its stockholders all of the outstanding common stock of MSG (the “Distribution”). Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting.
The Company operates and reports financial information in one segment.
This MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our consolidated results of operations for the years ended June 30, 2019, 2018, and 2017.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the years ended June 30, 2019, 2018, and 2017.
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

Business Overview
The Company owns and operates two regional sports and entertainment networks, MSGN and MSG+, that feature a wide range of compelling sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (“NBA”); the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (“NHL”); as well as significant coverage of the New York Giants (the “Giants”), and Buffalo Bills (the “Bills”) of the National Football League (“NFL”).
Revenue Sources
The Company generates revenues principally from affiliation fees, as well as from the sale of advertising.
Affiliation Fee Revenue
Affiliation fee revenue is earned from Distributors for the right to carry the Company’s networks. The fees we receive depend largely on the demand from subscribers for our programming. Affiliation fee revenue constituted approximately 90% of our consolidated revenues for each of the years ended June 30, 2019 and 2018.
Advertising Revenue
The Company’s advertising revenue is largely derived from the sale of inventory in its live professional sports programming, as such, a disproportionate share of this revenue has historically been earned in the Company’s second and third fiscal quarters. In certain advertising arrangements, the Company guarantees specific viewer ratings for its programming. The Company has an advertising sales representation agreement with MSG, which has a term through June 30, 2022, that provides for MSG to act as the Company’s advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The advertising sales representation agreement is subject to certain termination rights, including MSG’s right to terminate if MSG and the Company are no longer affiliates and the Company’s right to terminate if certain sales thresholds are not met unless MSG elects to pay the Company the shortfall.
Direct Operating Expenses
Direct operating expenses primarily include the cost of professional team rights acquired under media rights agreements to telecast various sporting events on our networks, and other direct programming and production costs of our networks.
In connection with the Distribution, the Company entered into long-term media rights agreements with the Knicks and the Rangers, which provide the Company with exclusive media rights to the teams’ games in their local markets. These agreements were effective July 1, 2015. In addition, the Company has long-term media rights agreements with the Islanders, Devils and Sabres. The professional team media rights acquired under these agreements to telecast various sporting events and other programming for exhibition on our networks are typically expensed on a straight-line basis over the applicable annual contract or license period. We negotiate directly with the teams to determine the fee and other provisions of the media rights agreements. Media rights fees for sports programming are influenced by, among other things, the size and demographics of the geographic area in which the programming is distributed, and the popularity and/or the competitiveness of a team.
Other direct programming and production costs include, but are not limited to, the salaries of on-air personalities, producers, directors, technicians, writers and other creative staff, as well as expenses associated with location costs, remote facilities and maintaining studios, origination, and transmission services and facilities.
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

Results of Operations
Comparison of the Year Ended June 30, 2019 versus the Year Ended June 30, 2018
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Years Ended June 30,				Increase (Decrease) in Net Income
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$720,845	100%	$696,651	100%	$24,194

Direct operating expenses	300,274	42%	291,082	42%	(9,192)
Selling, general and administrative expenses	103,274	14%	83,073	12%	(20,201)
Depreciation and amortization	7,398	1%	9,338	1%	1,940
Operating income	309,899	43%	313,158	45%	(3,259)
Other income (expense):
Interest income	6,343	1%	4,388	1%	1,955
Interest expense	(47,589)	(7)%	(43,312)	(6)%	(4,277)
Other components of net periodic benefit cost	244	NM	(1,710)	NM	1,954
	(41,002)	(6)%	(40,634)	(6)%	(368)
Income from continuing operations before income taxes	268,897	37%	272,524	39%	(3,627)
Income tax benefit (expense)	(82,715)	(11)%	16,338	2%	(99,053)
Net income	186,182	26%	288,862	41%	(102,680)
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
Revenues
Revenues for the year ended June 30, 2019 increased $24,194, or 3%, to $720,845 as compared with the prior year. The net increase was attributable to the following:

Increase in affiliation fee revenue	$14,130
Increase in advertising revenue	10,275
Other net decreases	(211)
$24,194
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a decrease in average subscribers of less than 4% as compared with the prior year. Our subscriber losses accelerated during the year ended June 30, 2019.
The increase in advertising revenue was primarily due to higher per-game sales from the telecast of live professional sports programming, a higher net decrease in deferred revenue related to ratings guarantees in the current year, and, to a lesser extent, higher sales from the Company’s branded content initiatives as compared with prior year.

Direct operating expenses
Direct operating expenses for the year ended June 30, 2019 increased $9,192, or 3%, to $300,274 as compared with the prior year due to higher rights fees expense of $9,861, principally as a result of contractual rate increases, partially offset by a decrease in other programming-related costs of $669.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2019 increased $20,201, or 24%, to $103,274 as compared with the prior year primarily due to higher advertising and marketing costs, higher employee compensation and related benefits (including share-based compensation expense), higher other corporate costs, and higher advertising sales commissions.
Operating income
Operating income for the year ended June 30, 2019 decreased $3,259, or 1%, to $309,899 as compared with the prior year primarily due to (as discussed above) higher selling, general and administrative expenses (including share-based compensation expense) and, to a lesser extent, higher direct operating expenses, largely offset by higher revenues and, to a lesser extent, lower depreciation and amortization.
Interest expense
Interest expense for the year ended June 30, 2019 increased $4,277, or 10%, to $47,589 as compared with the prior year primarily due to higher average interest rates in fiscal year 2019 (3.8% as compared with 3.0%), partially offset by a lower average principal balance under the Company’s term loan facility (see “Liquidity and Capital Resources — Financing Agreements”).
Income taxes
See Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on income taxes.
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
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Years Ended June 30,		Increase (Decrease) in Adjusted Operating Income
	2019	2018
Operating income	$309,899	$313,158	$(3,259)
Share-based compensation expense	18,087	13,979	4,108
Depreciation and amortization	7,398	9,338	(1,940)
Adjusted operating income	$335,384	$336,475	$(1,091)

Adjusted operating income for the year ended June 30, 2019 decreased $1,091 to $335,384 as compared with the prior year primarily due to (as discussed above) higher selling, general and administrative expenses (excluding share-based compensation expense) and, to a lesser extent, higher direct operating expenses, largely offset by higher revenues.

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
$21,299
The increase in affiliation fee revenue was primarily due to higher affiliation rates, partially offset by the impact of a low single-digit percentage decrease in average subscribers as compared with the prior year.
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
Interest expense
Interest expense for the year ended June 30, 2018 increased $3,204, or 8%, to $43,312 as compared with the prior year primarily due to higher average interest rates in fiscal year 2018 (3.0% as compared with 2.5%), partially offset by a lower average principal balance under the Company’s term loan facility (see “Liquidity and Capital Resources — Financing Agreements”).
Income taxes
See Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on income taxes.
Adjusted operating income
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Years Ended June 30,		Increase (Decrease) in Adjusted Operating Income
	2018	2017
Operating income	$313,158	$314,897	$(1,739)
Share-based compensation expense	13,979	9,931	4,048
Depreciation and amortization	9,338	10,296	(958)
Adjusted operating income	$336,475	$335,124	$1,351
Adjusted operating income for the year ended June 30, 2018 increased $1,351 to $336,475 as compared with the prior year primarily due to (as discussed above) higher revenues, largely offset by higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses (excluding share-based compensation expense).
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our $250,000 revolving credit facility (the “Revolving Credit Facility”) with a syndicate of lenders which was undrawn as of June 30, 2019 (see “Financing Agreements” below). Our principal uses of cash are expected to include working capital-related items, capital spending, taxes, debt service, and the repurchase of shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”). The Company’s use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including $226,423 in cash and cash equivalents, as of June 30, 2019, as well as the available borrowing capacity under the Revolving Credit Facility and our anticipated operating cash flows, to fund our business operations, repurchase shares of the Company’s Class A Common Stock and service our outstanding term loan facility (see “Financing Agreements” below) over the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.

On December 7, 2017, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of June 30, 2019, the Company had $136,165 of availability remaining under its stock repurchase authorization. The Company did not repurchase shares during the year ended June 30, 2019.
Financing Agreements
On September 28, 2015, MSGN Holdings, L.P. (“MSGN L.P.”), an indirect wholly-owned subsidiary of the Company through which the Company conducts substantially all of its operations, MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders.
The Credit Agreement provides MSGN L.P. with senior secured credit facilities consisting of: (a) an initial $1,550,000 term loan facility (the “Term Loan Facility”) and (b) the Revolving Credit Facility, each with a term of five years. As of June 30, 2019, there was $1,021,250 outstanding under the Term Loan Facility, and no borrowing under the Revolving Credit Facility. As of June 30, 2019, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement.
See Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the Credit Agreement.
Contractual Obligations
As of June 30, 2019, future cash payments required under contracts entered into by the Company in the normal course of business are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Contractual obligations (a)	$4,128,205	$258,361	$515,433	$510,598	$2,843,813
Operating lease obligations (b)	19,913	5,644	8,105	6,164	—
Debt repayment (c)	1,021,250	114,375	906,875	—	—
Total	$5,169,368	$378,380	$1,430,413	$516,762	$2,843,813
(a) Contractual obligations not reflected on the consolidated balance sheet consist primarily of the Company’s obligations under media rights agreements.
(b) Operating lease obligations primarily represent future minimum rental payments on various long-term, noncancelable leases for office and studio space.
(c) Consists of principal repayments required under the Company’s Term Loan Facility.
Cash Flow Discussion
Operating Activities from continuing operations
Net cash provided by operating activities from continuing operations for the year ended June 30, 2019 decreased by $4,651 to $205,959 as compared with the prior year. This decrease was primarily driven by higher income taxes paid and lower income from continuing operations before income taxes, partially offset by the net impact of certain other items as compared with the prior year.
Net cash provided by operating activities from continuing operations for the year ended June 30, 2018 increased by $13,452 to $210,610 as compared with the prior year. This increase was primarily due to lower income taxes paid and, to a lesser extent, other net increases, partially offset by lower income from continuing operations before income taxes as compared with the prior year.

Investing Activities from continuing operations
Net cash used in investing activities from continuing operations for the year ended June 30, 2019 increased by $1,155 to $4,879 as compared with the prior year due to an investment made in a nonconsolidated entity, partially offset by lower capital expenditures in the current year.
Net cash used in investing activities from continuing operations for the year ended June 30, 2018 decreased by $1,170 to $3,724 as compared with the prior year due to lower capital expenditures in the current year.
Financing Activities from continuing operations
Net cash used in financing activities from continuing operations for the year ended June 30, 2019 increased by $37,370 to $180,000 as compared with the prior year primarily due to higher voluntary principal repayments of $50,000 on the Company’s Term Loan Facility made in the current year. This increase was partially offset by the absence of repurchases of the Company’s Class A Common Stock in the current year as compared to $13,850 (including commissions and fees) used in the prior year for share repurchases under the Company’s share repurchase program.
Net cash used in financing activities from continuing operations for the year ended June 30, 2018 decreased by $27,139 to $142,630 as compared with the prior year. The decrease is due to lower principal repayments on the Company’s Term Loan Facility, partially offset by an increase in cash used for repurchases on the Company’s Class A Common Stock, and to a lesser extent, higher taxes paid in lieu of shares issued for share-based compensation. The decrease in principal repayments on the Company’s Term Loan Facility is the result of lower voluntary payments, partially offset by higher contractual repayments as compared with the prior year.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and subsequent ASUs that amended and/or clarified the application of ASU No. 2016-02, which supersedes the current guidance in Accounting Standards Codification (“ASC”) Topic 840, Leases. This ASU generally requires the recognition of all lease assets and lease liabilities on the balance sheet, including those leases previously classified as operating leases under GAAP. The amended guidance also requires additional quantitative and qualitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. The Company will adopt this standard in the first quarter of fiscal year 2020, using the modified retrospective approach. The Company expects that the adoption of this standard will result in the addition of significant right of use assets and lease liabilities related to the Company’s identified leases to its consolidated balance sheet, with no change to its consolidated statements of operations or cash flows.
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
In August 2018, the FASB issued ASU No. 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Topic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which removes, adds, or clarifies disclosure requirements relating to defined benefit plans to improve disclosure effectiveness. This standard will be effective for the Company beginning in the fourth quarter of fiscal year 2021, with early adoption permitted. The standard is to be applied retroactively to all periods presented. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2019, the FASB issued ASU No. 2019-02, Entertainment — Films — Other Assets — Film Costs (Subtopic 926-20) and Entertainment — Broadcasters — Intangibles — Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, which amends ASC Subtopic 920-350 to align the accounting for production costs of an episodic television series with that for the costs of producing films. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The standard is to be applied prospectively to all periods presented. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets, which account for approximately 54% of the Company’s consolidated total assets as of June 30, 2019, consist of the following:

Goodwill	$424,508
Amortizable intangible assets, net	33,743
Property and equipment, net	9,302
$467,553
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
Goodwill
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company early adopted ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”), which simplifies the measurement of goodwill impairment, for its August 31, 2018 test date. Under ASU No. 2017-04, the Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not need to perform the quantitative goodwill impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, then the Company would perform the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
The Company has one reporting unit for evaluating goodwill impairment. During the first quarter of fiscal year 2019, the Company performed its annual impairment test of goodwill by comparing the fair value of its reporting unit with its carrying value. As the Company’s reporting unit had a negative carrying value of net assets, there was no impairment of goodwill identified.
Other Long-Lived Assets
The Company reviews other long-lived assets (including intangible assets that are amortized and property and equipment) for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.
As of June 30, 2019, the Company’s intangible assets subject to amortization, which were affiliate relationships, have an estimated useful life of 24 years. The useful lives for the affiliate relationships were determined based upon an estimate for renewals of existing agreements the Company had in place with its major customers in April 2005 (the time that acquisition accounting was applied). The Company has renewed its major affiliation agreements and maintained customer relationships in the past and believes it will be able to renew its major affiliation agreements and maintain those customer relationships in the future. In light of these facts and circumstances, the Company has determined that its estimated useful lives are appropriate. However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a material negative effect on our business.
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
If a Distributor ceases to carry the service on an other than temporary basis, the Company would record an impairment charge for the then remaining carrying value of the affiliate relationship intangible asset associated with that Distributor. If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above for the asset or asset group containing that intangible asset. The Company also would evaluate whether the remaining useful life of the affiliate relationship remained appropriate. Based on the carrying value of the affiliate relationships recorded as of June 30, 2019, if the estimated life of these affiliate relationships were shortened by 10%, the effect on amortization for the year ended June 30, 2019 would be an increase of approximately $384.
Defined Benefit Pension Plans and Other Postretirement Benefit Plan
The Company utilizes actuarial methods to calculate pension and other postretirement benefit obligations and the related net periodic benefit cost, which are based on actuarial assumptions. Two key assumptions, the discount rate and, for the Company’s funded pension plan, the expected long-term rate of return on plan assets, are important elements of the plans’ expense and liability measurement and we evaluate these key assumptions annually. Other assumptions include demographic factors, such as mortality, retirement age and turnover. The actuarial assumptions used by the Company may differ materially from actual results due to various factors, including, but not limited to, changing economic and market conditions. Differences between actual and expected occurrences could significantly impact the actual amount of net periodic benefit cost and the benefit obligation recorded by the Company. Material changes in the costs of the plans may occur in the future due to changes in these assumptions, changes in the number of the plan participants, changes in the level of benefits provided, changes in asset levels and changes in legislation. The Company’s assumptions reflect its historical experience and our best judgment regarding future expectations.
Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. The Company used the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds) to discount these benefit payments on a plan by plan basis, to select the rates at which the Company believes each plan’s benefits could be effectively settled. Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2019 for the Company’s pension plans and postretirement plan were 3.53% and 3.23%, respectively. A 25 basis point decrease in these assumed discount rates would increase the projected benefit obligations for the Company’s pension plans and postretirement plan at June 30, 2019 by $1,460 and $50, respectively. The weighted-average discount rates used to determine the service cost and interest cost components of net periodic benefit cost for the year ended June 30, 2019 for the Company’s pension plans were 4.25% and 3.93%, respectively. The weighted-average discount rates used to determine the service cost and interest cost components of net periodic benefit cost for the year ended June 30, 2019 for the Company’s postretirement plan were 4.24% and 3.80%, respectively. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s pension plans by $100 and decrease net periodic benefit cost for the postretirement plan by $2 for the year ended June 30, 2019.
The Company’s expected long-term rate of return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structures over a long-term horizon. Expectations of returns for each asset class used in the review and modeling are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. The expected long-term rate of return on plan assets for the Company’s funded pension plan was 3.72% for the year ended June 30, 2019. Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plan. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to this plan, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term rate of return on pension plan assets assumption would increase net periodic pension benefit cost by $45 for the year ended June 30, 2019.
Another important assumption for our postretirement plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company’s claims experience and the results of recent healthcare trend surveys.
Assumed healthcare cost trend rates used to determine the benefit obligation and net periodic benefit cost for our postretirement plan as of and for the year ended June 30, 2019 are as follows:

	Net Periodic Benefit Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	7.00%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027
A one percentage point change in assumed healthcare cost trend rates would have the following effects on the benefit obligation and net periodic benefit cost for our postretirement plan as of and for the year ended June 30, 2019:

	Increase (Decrease) in Total of Service and Interest Cost Components	Increase (Decrease) in Benefit Obligation
One percentage point increase	$12	$205
One percentage point decrease	(11)	(185)
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
Borrowings under the credit agreement, dated September 28, 2015, among MSGN Holdings, L.P., MSGN Eden, LLC, Regional MSGN Holdings LLC and certain subsidiaries of MSGN Holdings, L.P. and a syndicate of lenders (the “Credit Agreement”) bear interest, based on our election, at a floating rate based upon LIBOR, the New York Fed Bank Rate or the U.S. Prime Rate, plus, in each case, an additional rate which is fixed for an initial period of time and thereafter dependent upon our total leverage ratio at the time. Accordingly, we are subject to interest rate risk with respect to the tenor of any borrowings we may incur under the Credit Agreement. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing at June 30, 2019 and continuing for a full year would increase interest expense related to the amount outstanding under our $1.550 billion term loan facility provided under the Credit Agreement by $9,833. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements” for more information on our Credit Agreement.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019 the Company’s disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2019.
The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers, and corporate governance will be included in the proxy statement for the 2019 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2019 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2019 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2019 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2019 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules

		Page No.
The following documents are filed as part of this report:

1.	The financial statements as indicated in the index set forth on page	F-1

2.	Financial statement schedule:

	Schedule supporting consolidated financial statements
	Schedule II — Valuation and Qualifying Accounts	39
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

4.3	Transfer Consent Agreement with NBA, dated February 9, 2010 (incorporated by reference to Exhibit 3.7 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).
4.4	Transfer Consent Agreement with NHL, dated February 9, 2010 (incorporated by reference to Exhibit 3.8 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).
4.5	Description of Capital Stock.
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

10.9	Form of MSG Networks Inc. Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2016). †
10.10	Form of MSG Networks Inc. Performance Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2016). †
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

10.14	Form of MSG Networks Inc. Performance Stock Units Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 10, 2015). †
10.15
Employment Agreement dated September 16, 2016 between MSG Networks Inc. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2016, filed on February 2, 2017). †

10.16
Employment Agreement dated as of September 6, 2018, between MSG Networks Inc. and Andrea Greenberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2018). †

10.17
Employment Agreement dated as of September 6, 2018, between MSG Networks Inc. and Bret Richter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2018). †

10.18
Employment Agreement dated as of September 6, 2018, between MSG Networks Inc. and Lawrence J. Burian (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 7, 2018). †

10.19
Employment Agreement dated September 6, 2018, between MSG Networks Inc. and Dawn Darino-Gorski (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 7, 2018. †

10.20
Credit Agreement dated as of September 28, 2015, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, MSGN Regional Holdings LLC and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.21
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

10.23
Form of Indemnification Agreement between MSG Networks Inc. formerly known as The Madison Square Garden Company and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2015). †

10.24
Summary of Office Space Arrangement between the Company and the Dolan Family Office (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed on August 18, 2016).

10.25
Form of MSG Networks Inc. Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 file on August 15, 2018). †

10.26
Form of MSG Networks Inc. Performance Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed on August 15, 2018). †

10.27	Form of MSG Networks Inc. Restricted Stock Units Agreement (2019). †
10.28	Form of MSG Networks Inc. Performance Restricted Stock Units Agreement (2019). †
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†	This exhibit is a management contract or a compensatory plan or arrangement.
Item 16. Form 10-K Summary
The Company has elected not to provide a summary.

MSG NETWORKS INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	(Additions) Deductions Charged to Costs and Expenses	(Additions) Deductions Charged to Other Accounts	Deductions (a)	Balance at End of Period
Year Ended June 30, 2019 Allowance for doubtful accounts	$(509)	$(930)	$—	$270	$(1,169)
Year Ended June 30, 2018 Allowance for doubtful accounts	$(594)	$(17)	$—	$102	$(509)
Year Ended June 30, 2017 Allowance for doubtful accounts	$(838)	$242	$—	$2	$(594)
_____________________________
(a) Primarily reflects write-offs of uncollectible amounts.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of August, 2019.

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

Name	Title	Date
/s/ ANDREA GREENBERG	President & Chief Executive Officer (Principal Executive Officer)	August 21, 2019
Andrea Greenberg
/s/ BRET RICHTER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 21, 2019
Bret Richter
/s/ DAWN DARINO-GORKSI	Senior Vice President, Controller and Principal Accounting Officer	August 21, 2019
Dawn Darino-Gorski
/s/ JAMES L. DOLAN	Executive Chairman (Director)	August 21, 2019
James L. Dolan
/s/ WILLIAM J. BELL	Director	August 21, 2019
William J. Bell
/s/ CHARLES F. DOLAN	Director	August 21, 2019
Charles F. Dolan
/s/ KRISTIN A. DOLAN	Director	August 21, 2019
Kristin A. Dolan
/s/ PAUL J. DOLAN	Director	August 21, 2019
Paul J. Dolan
/s/ QUENTIN F. DOLAN	Director	August 21, 2019
Quentin F. Dolan

Name	Title	Date
/s/ THOMAS C. DOLAN	Director	August 21, 2019
Thomas C. Dolan
/s/ JOSEPH J. LHOTA	Director	August 21, 2019
Joseph J. Lhota
/s/ JOEL M. LITVIN	Director	August 21, 2019
Joel M. Litvin
/s/ HANK J. RATNER	Director	August 21, 2019
Hank J. Ratner
/s/ BRIAN G. SWEENEY	Director	August 21, 2019
Brian G. Sweeney
/s/ JOHN L. SYKES	Director	August 21, 2019
John L. Sykes

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MSG Networks Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MSG Networks Inc. and subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three‑year period ended June 30, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 21, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the identification of related parties and related party transactions
As discussed in Note 15 to the consolidated financial statements, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group) is the majority beneficial owner of the Company, The Madison Square Garden Company (MSG), and AMC Networks, Inc. (AMC). In addition, there are certain overlapping directors and executive officers between the companies. Each of these entities is a related party. The Company has entered into a number of transactions with MSG, including agreements for media rights, advertising sales representation, trademark licensing, tax disaffiliation, services, as well as others such as aircraft time sharing, and certain shared executive support costs for the Company’s Executive Chairman and Vice Chairman. The Company has also entered into an arrangement with AMC for the provision of certain services. Further, the Company has entered into an arrangement with the Dolan Family Office, MSG, and AMC for shared office space.
We identified the evaluation of the identification of related parties and related party transactions as a critical audit matter. Auditor judgment was involved in assessing the sufficiency of the procedures performed to identify related parties and related party transactions of the Company.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s related party process, including controls over the identification of the Company’s related party relationships and transactions. We performed the following procedures to evaluate the identification of related parties and related party transactions by the Company:

◦	Read public filings, external news, and research sources for information related to transactions between the Company and related parties;

◦	Listened to the Company’s quarterly investor relations calls;

◦	Queried the accounts payable system for transactions with related parties;

◦	Inspected questionnaires from the Company’s directors and officers;

◦	Evaluated the Company’s reconciliations of its applicable accounts to the related parties’ records of transactions and balances;

◦	Inspected the Company’s minutes from meetings of the Board of Directors and related committees;

◦	Read new agreements and contracts between the Company and related parties; and

◦	Inquired with executive officers, key members of management, and the Audit Committee of the Board of Directors regarding related party transactions.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

New York, New York

August 21, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MSG Networks Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited MSG Networks Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended June 30, 2019, the related notes and financial statement schedule II, (collectively, the consolidated financial statements), and our report dated August 21, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
New York, New York
August 21, 2019

MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$226,423	$205,343
Accounts receivable, net	108,349	110,657
Related party receivables, net	16,091	12,100
Prepaid income taxes	1,968	1,134
Prepaid expenses	2,003	4,489
Other current assets	5,286	4,719
Total current assets	360,120	338,442
Property and equipment, net	9,302	10,029
Amortizable intangible assets, net	33,743	37,203
Goodwill	424,508	424,508
Other assets	39,226	39,430
Total assets	$866,899	$849,612

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$907	$1,460
Related party payables	941	785
Current portion of long-term debt	111,789	72,414
Income taxes payable	—	8,460
Accrued liabilities:
Employee related costs	15,466	15,342
Other accrued liabilities	13,898	8,129
Deferred revenue	185	4,626
Total current liabilities	143,186	111,216
Long-term debt, net of current portion	906,228	1,118,017
Defined benefit and other postretirement obligations	25,834	28,170
Other employee related costs	4,713	4,560
Other liabilities	2,310	3,974
Deferred tax liability	243,396	241,417
Total liabilities	1,325,667	1,507,354
Commitments and contingencies (see Notes 8, 9 and 10)
Stockholders' Deficiency:
Class A Common Stock, par value $0.01, 360,000 shares authorized; 61,287 and 61,017 shares outstanding as of June 30, 2019 and 2018, respectively	643	643
Class B Common Stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of June 30, 2019 and 2018	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	9,916	4,067
Treasury stock, at cost, 2,972 and 3,242 shares as of June 30, 2019 and 2018, respectively	(179,561)	(195,881)
Accumulated deficit	(282,414)	(460,007)
Accumulated other comprehensive loss	(7,488)	(6,700)
Total stockholders' deficiency	(458,768)	(657,742)
Total liabilities and stockholders' deficiency	$866,899	$849,612

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2019	2018	2017
Revenues (including related party revenues of $0, $230 and $0, for the years ended June 30, 2019, 2018, and 2017, respectively)	$720,845	$696,651	$675,352

Direct operating expenses (including related party expenses of $152,136, $148,580 and $142,080, for the years ended June 30, 2019, 2018, and 2017, respectively)	300,274	291,082	271,119
Selling, general and administrative expenses (including related party expenses of $25,725, $22,240 and $21,732, for the years ended June 30, 2019, 2018, and 2017, respectively)	103,274	83,073	79,040
Depreciation and amortization	7,398	9,338	10,296
Operating income	309,899	313,158	314,897
Other income (expense):
Interest income	6,343	4,388	2,782
Interest expense	(47,589)	(43,312)	(40,108)
Other components of net periodic benefit cost	244	(1,710)	(1,633)
	(41,002)	(40,634)	(38,959)
Income from continuing operations before income taxes	268,897	272,524	275,938
Income tax benefit (expense)	(82,715)	16,338	(108,476)
Income from continuing operations	$186,182	$288,862	$167,462
Loss from discontinued operations, net of taxes	—	—	(120)
Net income	$186,182	$288,862	$167,342
Earnings (loss) per share:
Basic
Income from continuing operations	$2.48	$3.83	$2.23
Loss from discontinued operations	—	—	—
Net income	2.48	3.83	2.22
Diluted
Income from continuing operations	$2.46	$3.81	$2.22
Loss from discontinued operations	—	—	—
Net income	2.46	3.81	2.21
Weighted-average number of common shares outstanding:
Basic	75,069	75,381	75,213
Diluted	75,731	75,820	75,560

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2019	2018	2017
Net income	$186,182	$288,862	$167,342
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized gains (losses) arising during the period	$(1,587)	$1,163	$1,144
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	483	656	724
Amortization of prior service credit included in net periodic benefit cost	(7)	(13)	(24)
Settlement gain	(5)	—	(71)
Other comprehensive income (loss), before income taxes	(1,116)	1,806	1,773
Income tax benefit (expense) related to items of other comprehensive income (loss)	328	(559)	(740)
Other comprehensive income (loss)	(788)	1,247	1,033
Comprehensive income	$185,394	$290,109	$168,375

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2019	2018	2017
Cash flows from operating activities from continuing operations:
Net income	$186,182	$288,862	$167,342
Loss from discontinued operations, net of taxes	—	—	120
Income from continuing operations	186,182	288,862	167,462
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	7,398	9,338	10,296
Amortization of deferred financing costs	3,003	3,003	3,004
Share-based compensation expense	18,087	13,979	9,931
Provision for doubtful accounts	930	17	(242)
Change in assets and liabilities:
Accounts receivable, net	1,371	(5,391)	(3,361)
Related party receivables, net	(3,984)	4,800	(1,661)
Prepaid expenses and other assets	4,464	1,398	8,015
Accounts payable	(553)	219	(802)
Related party payables, including payable to MSG	277	(2,171)	(3,154)
Prepaid/payable for income taxes	(9,294)	10,165	16,883
Accrued and other liabilities	364	(2,168)	(2,694)
Deferred revenue	(4,441)	(445)	(1,072)
Deferred income taxes	2,155	(110,996)	(5,447)
Net cash provided by operating activities from continuing operations	205,959	210,610	197,158
Cash flows from investing activities from continuing operations:
Capital expenditures	(2,879)	(3,724)	(4,894)
Investment in nonconsolidated entity	(2,000)	—	—
Net cash used in investing activities from continuing operations	(4,879)	(3,724)	(4,894)
Cash flows from financing activities from continuing operations:
Principal repayments on Term Loan Facility (see Note 7)	(175,000)	(125,000)	(167,500)
Proceeds from stock option exercises	—	—	2
Repurchases of common stock	—	(13,850)	—
Taxes paid in lieu of shares issued for share-based compensation	(5,000)	(3,780)	(2,271)
Net cash used in financing activities from continuing operations	(180,000)	(142,630)	(169,769)
Net cash provided by continuing operations	21,080	64,256	22,495
Cash flows of discontinued operations:
Net cash used in operating activities	—	—	(976)
Net cash used in investing activities	—	—	—
Net cash used in financing activities	—	—	—
Net cash used in discontinued operations	—	—	(976)
Net increase in cash and cash equivalents	21,080	64,256	21,519
Cash and cash equivalents at beginning of period	205,343	141,087	119,568
Cash and cash equivalents at end of period	$226,423	$205,343	$141,087

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2016	$779	$—	$(207,796)	$(905,352)	$(7,589)	$(1,119,958)
Net income	—	—	—	167,342	—	167,342
Other comprehensive income	—	—	—	—	1,033	1,033
Comprehensive income						168,375
Exercise of stock options	—	(57)	59	—	—	2
Share-based compensation expense	—	9,931	—	—	—	9,931
Tax withholding associated with shares issued for share-based compensation	—	(1,921)	(423)	(55)	—	(2,399)
Shares issued upon distribution of Restricted Stock Units	—	(1,044)	9,360	(8,316)	—	—
Adjustments related to the transfer of certain liabilities as a result of the Distribution	—	—	—	(158)	—	(158)
Balance as of June 30, 2017	$779	$6,909	$(198,800)	$(746,539)	$(6,556)	$(944,207)
Net income	—	—	—	288,862	—	288,862
Other comprehensive income	—	—	—	—	1,247	1,247
Comprehensive income						290,109
Share-based compensation expense	—	13,979	—	—	—	13,979
Tax withholding associated with shares issued for share-based compensation	—	(3,773)	—	—	—	(3,773)
Shares issued upon distribution of Restricted Stock Units	—	(13,048)	16,769	(3,721)	—	—
Repurchases of Class A Common Stock	—	—	(13,850)	—	—	(13,850)
Reclassification of stranded tax effects	—	—	—	1,391	(1,391)	—
Balance as of June 30, 2018	$779	$4,067	$(195,881)	$(460,007)	$(6,700)	$(657,742)
Net income	—	—	—	186,182	—	186,182
Other comprehensive loss	—	—	—	—	(788)	(788)
Comprehensive income						185,394
Share-based compensation expense	—	18,087	—	—	—	18,087
Tax withholding associated with shares issued for share-based compensation	—	(4,879)	—	—	—	(4,879)
Shares issued upon distribution of Restricted Stock Units	—	(7,359)	16,320	(8,961)	—	—
Cumulative effect of adoption of ASC 606	—	—	—	372	—	372
Balance as of June 30, 2019	$779	$9,916	$(179,561)	$(282,414)	$(7,488)	$(458,768)

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
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (“MSG”) (the “Distribution”). Following the Distribution, the Company no longer consolidates the financial results of MSG for purposes of its own financial reporting. Certain transaction costs related to the Distribution are classified in the consolidated statement of operations for the year ended June 30, 2017 as discontinued operations.
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
Revenue Recognition
The Company generates revenues principally from affiliation fees charged to cable, satellite, telephone, and other platforms (“Distributors”) for the right to carry its networks, as well as from the sale of advertising. The Company’s advertising revenue is largely derived from the sale of inventory in its live professional sports programming, as such, a disproportionate share of this revenue has historically been earned in the Company’s second and third fiscal quarters. The Company’s revenue recognition policies that describe the nature, amount, timing and uncertainty associated with each major source of revenue from contracts with customers are described in Note 3. See “Recently Adopted Accounting Pronouncements” below for a discussion of the Company’s adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the subsequent ASUs that amended and/or clarified the application of ASU No. 2014-09 (collectively, “Topic 606”).

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Direct Operating Expenses
Direct operating expenses primarily represent media rights fees, and other direct programming and production costs, such as the salaries of on-air personalities, producers, directors, technicians, writers and other creative staff, as well as expenses associated with location costs, remote facilities and maintaining studios, origination, and transmission services and facilities.
The professional team media rights acquired under media rights agreements to telecast various sporting events and other programming for exhibition on MSG Networks are typically expensed on a straight-line basis over the applicable annual contract or license period.
Advertising Expenses
Advertising costs are typically charged to expense when incurred. The Company enters into nonmonetary transactions, primarily with its Distributors, that involve the exchange of advertising and promotional benefits, for the Company’s services. Total advertising costs classified in selling, general and administrative expenses were $18,249, $11,229, and $11,765 for the years ended June 30, 2019, 2018, and 2017, respectively.
Income Taxes
The Company’s provision for income taxes is based on current period income, changes in deferred tax assets and liabilities, and changes in estimates with regard to uncertain tax positions. Deferred tax assets are subject to an ongoing assessment of realizability. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the realization of its deductible temporary differences. If such estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s consolidated statements of operations. The Company measures its deferred tax liability with regard to MSGN Holdings, L.P. (“MSGN L.P.”), an indirect wholly-owned subsidiary of the Company through which the Company conducts substantially all of its operations, based on the difference between the tax basis and the carrying amount for financial reporting purposes; this is commonly referred to as the outside basis difference. Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense. The Company accounts for investment tax credits, if any, using the “flow-through” method, under which the tax benefit generated from an investment tax credit is recorded in the period the credit is generated.
Investment in Nonconsolidated Entity
The Company’s investment in a nonconsolidated entity, which is included in other assets in the accompanying consolidated balance sheet, does not have a readily determinable fair value. As such, the Company has elected to account for it at cost, which would be adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for an identical or a similar investment of the same issuer (referred to as the measurement alternative method). Investments accounted for under the measurement alternative method are classified within Level III of the fair value hierarchy. As of June 30, 2019, the Company did not identify any potential adjustments to the cost of its investment.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accounts Receivable
Accounts receivable is recorded at net realizable value. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible accounts receivables. The allowance for doubtful accounts is estimated based on the Company’s analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, historical collection experience and other factors. The Company’s allowance for doubtful accounts was $1,169 and $509 as of June 30, 2019 and 2018, respectively.
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
Impairment of Long-Lived and Indefinite-Lived Assets
Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company early adopted Accounting Standards Update (“ASU”) No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”), which simplifies the measurement of goodwill impairment, for its August 31, 2018 test date. See “Recently Adopted Accounting Pronouncements” below for a discussion of the Company’s adoption of ASU No. 2017-04. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not need to perform the quantitative goodwill impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, then the Company would perform the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company has one reporting unit for evaluating goodwill impairment.
The Company reviews other long-lived assets (including intangible assets that are amortized and property and equipment) for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Defined Benefit Pension Plans and Other Postretirement Benefit Plan
As more fully described in Note 12, the Company has both funded and unfunded defined benefit plans, as well as a contributory welfare plan, covering certain full-time employees and retirees. The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return, discount rate, and rate of compensation increases, among others. The Company recognizes the funded status of its defined benefit pension and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).
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
Common Stock
Holders of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) have one vote per share. Holders of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”) have ten votes per share. The Company’s Class A Common Stock has no conversion rights, and the Company’s Class B Common Stock can be converted to Class A Common Stock at any time with a conversion ratio of one share of Class A Common Stock for one share of Class B Common Stock. Holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends equally on a per share basis. All actions submitted to a vote of stockholders are voted on by holders of Class A Common Stock (with one vote per share) and Class B Common Stock (with ten votes per share) voting together as a single class, except for the election of directors. With respect to the election of directors, holders of Class A Common Stock vote together as a separate class and are entitled to elect 25% of the total number of directors constituting the whole Board of Directors and, if such 25% is not a whole number, then the holders of Class A Common Stock, voting together as a separate class, are entitled to elect the nearest higher whole number of directors that is at least 25% of the total number of directors. Holders of Class B Common Stock, voting together as a separate class, are entitled to elect the remaining directors. In addition, members of the Dolan family group are parties to a Stockholders Agreement, which has the effect of causing the voting power of the Class B stockholders to be cast as a block on all matters to be voted on by holders of the Company’s Class B Common Stock.
Recently Adopted Accounting Pronouncements
The Company adopted Topic 606 on July 1, 2018 (“Adoption Date”), which superseded the revenue recognition requirements in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. The Company applied the modified retrospective approach for all contracts not completed as of the Adoption Date, and as a result, recorded a decrease to the opening accumulated deficit of $372, net of tax.
The reported results as of and for the year ended June 30, 2019 reflect the application of Topic 606, while the reported results for prior periods have not been adjusted to reflect Topic 606, and continue to be presented under the prior revenue recognition accounting guidance. The amount by which each financial statement line item has been affected in the current reporting period by the application of Topic 606 compared to historical policies is not material, therefore, comparative disclosures have been omitted. The adoption of Topic 606 did not result in significant changes in the way the Company records revenues. However, as a result of adopting Topic 606, there are certain components of the Company’s revenues where Topic 606 generally results in different recognition of revenue compared to the Company’s historical policies.
The following table provides changes to each applicable opening balance on the Company’s consolidated balance sheet resulting from the adoption of Topic 606:

	June 30, 2018	Impact of Adoption	July 1, 2018
Current assets	$338,442	$585	$339,027
Total assets	849,612	760	850,372
Current liabilities	111,216	—	111,216
Total liabilities	1,507,354	388	1,507,742

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
In January 2017, the FASB issued ASU No. 2017-04, which simplifies the measurement of goodwill impairment by eliminating the requirement of performing a hypothetical purchase price allocation. Instead, impairment will be measured using the difference between the carrying amount and fair value of the reporting unit, not to exceed the carrying amount of goodwill. The amended guidance also eliminates the requirement for any reporting unit with a zero or a negative carrying amount to perform a qualitative assessment, and will require disclosure of the amount of goodwill allocated to each reporting unit with a zero or a negative carrying amount of net assets. This standard was early adopted by the Company in the first quarter of fiscal year 2019, and was applied prospectively. Based on the Company’s most recent annual goodwill impairment test completed in the first quarter of fiscal year 2019, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and subsequent ASUs that amended and/or clarified the application of ASU No. 2016-02, which supersedes the current guidance in ASC Topic 840, Leases. This ASU generally requires the recognition of all lease assets and lease liabilities on the balance sheet, including those leases previously classified as operating leases under GAAP. The amended guidance also requires additional quantitative and qualitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. The Company will adopt this standard in the first quarter of fiscal year 2020, using the modified retrospective approach. The Company expects that the adoption of this standard will result in the addition of significant right of use assets and lease liabilities related to the Company’s identified leases to its consolidated balance sheet, with no change to its consolidated statements of operations or cash flows.
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
In August 2018, the FASB issued ASU No. 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Topic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which removes, adds, or clarifies disclosure requirements relating to defined benefit plans to improve disclosure effectiveness. This standard will be effective for the Company beginning in the fourth quarter of fiscal year 2021, with early adoption permitted. The standard is to be applied retroactively to all periods presented. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In March 2019, the FASB issued ASU No. 2019-02, Entertainment — Films — Other Assets — Film Costs (Subtopic 926-20) and Entertainment — Broadcasters — Intangibles — Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, which amends ASC Subtopic 920-350 to align the accounting for production costs of an episodic television series with that for the costs of producing films. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The standard is to be applied prospectively to all periods presented. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 3. Revenue Recognition
Affiliation Fee Revenue
Affiliation fee revenue is earned from Distributors for the right to carry the Company’s networks under contracts, commonly referred to as “affiliation agreements.” The Company’s performance obligation under its affiliation agreements is satisfied as the Company provides its programming over the term of the affiliation agreement.
Affiliation fee revenue constituted approximately 90% of its consolidated revenues for the year ended June 30, 2019. Substantially all of the Company’s affiliation agreements are sales-based and usage-based royalty arrangements, which are recognized as the sale or usage occurs. The transaction price is represented by affiliation fees that are generally based upon contractual rates applied to the number of the Distributor’s subscribers who receive or can receive the Company’s programming. Such subscriber information is generally not received until after the close of the reporting period, and in these cases, the Company estimates the number of subscribers. Historical adjustments to recorded estimates have not been material.
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
Transaction Price Allocated to Future Performance Obligations
Topic 606 requires disclosure of the aggregate amount of consideration the Company expects to receive in exchange for transferring services to a customer (transaction price) that is allocated to performance obligations that have not yet been

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

satisfied as of June 30, 2019. However, the guidance provides certain practical expedients that allow companies to omit this disclosure requirement for (i) sales-based or usage-based royalty arrangements, (ii) contracts with an original expected length of one year or less, (iii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed, and (iv) variable consideration related to a wholly unsatisfied performance obligation.
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
As of June 30, 2019, other than contracts for which the Company has applied the practical expedients, the aggregate amount of transaction price allocated to remaining performance obligations under these contracts was approximately $16,800 to be recognized over the next ten years.
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
Deferred revenue is recognized as revenue when, or as, control of the services is transferred to the customer and all revenue recognition criteria have been met. Historically, the primary source of the Company’s deferred revenue has related to the Company not meeting viewer rating guarantees on advertising sales arrangements.
The following table provides information about current contract balances from contracts with customers:

	June 30, 2019	June 30, 2018
Accounts receivable (including advertising receivable included in related party receivables, net)	$130,422	$125,982
Contract asset, short-term (included in other current assets)	839	—
Deferred revenue, short-term	185	4,626
Deferred revenue, long-term (included in other liabilities)	230	—
The amount of revenue recognized for the year ended June 30, 2019 related to deferred revenue (contract liability) recorded at the Adoption Date was approximately $4,601.
Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Years Ended June 30,
	2019	2018	2017
Weighted-average number of shares for basic EPS	75,069	75,381	75,213
Dilutive effect of shares issuable under share-based compensation plans	662	439	347
Weighted-average number of shares for diluted EPS	75,731	75,820	75,560
Anti-dilutive shares	714	519	162

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5. Goodwill and Amortizable Intangible Assets
During the first quarter of fiscal year 2019, the Company performed its annual impairment test of goodwill. As the Company’s one reporting unit had a negative carrying value of net assets, there was no impairment of goodwill identified.
The Company’s intangible assets subject to amortization are as follows:

	June 30,
	2019	2018
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(49,301)	(45,841)
	$33,743	$37,203
Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets was $3,460 for the years ended June 30, 2019, 2018, and 2017.
The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2020 through 2024 to be as follows:

Fiscal year ending June 30, 2020	$3,460
Fiscal year ending June 30, 2021	3,460
Fiscal year ending June 30, 2022	3,460
Fiscal year ending June 30, 2023	3,460
Fiscal year ending June 30, 2024	3,460
Note 6. Property and Equipment
As of June 30, 2019 and 2018, property and equipment consisted of the following assets:

	June 30,		Estimated
	2019	2018	Useful Lives
Equipment	$35,642	$36,027	2 to 10 years
Furniture and fixtures	1,726	1,728	5 to 8 years
Leasehold improvements	18,505	19,297	Shorter of term of lease or life of improvement
Construction in progress	1,058	727
	56,931	57,779
Less accumulated depreciation and amortization	(47,629)	(47,750)
	$9,302	$10,029
Depreciation and amortization expense on property and equipment was $3,938, $5,878, and $6,836 for the years ended June 30, 2019, 2018, and 2017, respectively.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of June 30, 2019, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2019, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000. For the year ended June 30, 2019, the Company made principal repayments of $175,000, including voluntary payments of $100,000. The Company has made principal payments aggregating $528,750 through June 30, 2019. The Term Loan Facility amortizes quarterly in accordance with its terms through June 30, 2020 with a final maturity date on September 28, 2020.
As of June 30, 2019, the principal repayments required under the Term Loan Facility are as follows:

Fiscal year ending June 30, 2020	$114,375
Fiscal year ending June 30, 2021	906,875
$1,021,250
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company is amortizing its deferred financing costs on a straight-line basis over the five-year term of the Senior Secured Credit Facilities which approximates the effective interest method. The following table summarizes the presentation of the Term Loan Facility and the related deferred financing costs in the accompanying consolidated balance sheets as of June 30, 2019 and 2018:

	Term Loan Facility	Deferred Financing Costs	Net
June 30, 2019
Current portion of long-term debt	$114,375	$(2,586)	$111,789
Long-term debt, net of current portion	906,875	(647)	906,228
Total	$1,021,250	$(3,233)	$1,018,017
June 30, 2018
Current portion of long-term debt	$75,000	$(2,586)	$72,414
Long-term debt, net of current portion	1,121,250	(3,233)	1,118,017
Total	$1,196,250	$(5,819)	$1,190,431
In addition, the Company has deferred financing costs related to the Revolving Credit Facility recorded in the accompanying consolidated balance sheets as summarized in the following table:

	June 30,
	2019	2018
Other current assets	$417	$417
Other assets	104	521
The Company made interest payments under the Credit Agreement of $43,518, $40,106, and $37,005 during the years ended June 30, 2019, 2018, and 2017, respectively.
Note 8. Operating Leases
The Company has various long-term noncancelable operating lease agreements, primarily for office and studio space expiring at various dates through 2024. The rent expense associated with such operating leases is recognized on a straight-line basis over the initial lease term. The difference between rent expense and rent paid is recorded as deferred rent. Rent expense under these lease agreements totaled $5,505, $5,474, and $7,184 for the years ended June 30, 2019, 2018 and 2017, respectively.
As of June 30, 2019, future minimum rental payments under leases having noncancelable initial lease terms in excess of one year are as follows:

Fiscal year ending June 30, 2020	$5,644
Fiscal year ending June 30, 2021	4,355
Fiscal year ending June 30, 2022	3,750
Fiscal year ending June 30, 2023	3,362
Fiscal year ending June 30, 2024	2,802
Thereafter	—
$19,913
During the years ended June 30, 2019, 2018, and 2017, the Company recorded income of $149, $149 and $2,531, respectively, related to the use of certain Company space by third parties.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9. Commitments and Contingencies
As of June 30, 2019, future cash payments required under contracts entered into by the Company in the normal course of business are as follows:

Fiscal year ending June 30, 2020	$258,361
Fiscal year ending June 30, 2021	261,751
Fiscal year ending June 30, 2022	253,682
Fiscal year ending June 30, 2023	261,789
Fiscal year ending June 30, 2024	248,809
Thereafter	2,843,813
$4,128,205
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
The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
June 30, 2019
Assets:
Money market accounts	$17,619	$—	$—	$17,619
Time deposits	201,524	—	—	201,524
Total assets measured at fair value	$219,143	$—	$—	$219,143
June 30, 2018
Assets:
Money market accounts	$20,398	$—	$—	$20,398
Time deposits	184,945	—	—	184,945
Total assets measured at fair value	$205,343	$—	$—	$205,343
Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Financial Instruments
The fair value of the Company’s long-term debt (see Note 7) was approximately $1,006,000 as of June 30, 2019. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable.
Note 12. Pension Plans and Other Postretirement Benefit Plan
Company Sponsored Plans
The Company sponsors (i) a non-contributory, qualified defined benefit pension plan covering certain of its union employees (the “Union Plan”), (ii) an unfunded non-contributory, non-qualified frozen excess cash balance plan covering certain employees who participated in an underlying qualified plan (the “Excess Cash Balance Plan”), and (iii) an unfunded non-contributory, non-qualified frozen defined benefit pension plan for the benefit of certain employees who participated in an underlying qualified plan (the “Excess Plan,” and collectively with the Union Plan and the Excess Cash Balance Plan, the “Pension Plans”).
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated balance sheets as of June 30, 2019 and 2018 based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of period	$41,379	$42,990	$4,169	$3,623
Service cost	445	512	42	72
Interest cost	1,607	1,432	81	140
Actuarial loss (gain)	3,180	(2,219)	(107)	319
Net benefits paid	(1,457)	(1,336)	4	15
Other	—	—	(1,829)	—
Benefit obligation at end of period	45,154	41,379	2,360	4,169
Change in plan assets:
Fair value of plan assets at beginning of period	16,225	15,605	—	—
Actual return on plan assets	2,061	(235)	—	—
Employer contributions	3,681	2,191	—	—
Net benefits paid	(1,457)	(1,336)	—	—
Fair value of plan assets at end of period	20,510	16,225	—	—
Funded status at end of period	$(24,644)	$(25,154)	$(2,360)	$(4,169)
Amounts recognized in the consolidated balance sheets as of June 30, 2019 and 2018 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2019	2018	2019	2018
Current liabilities (included in accrued employee related costs)	$(1,061)	$(1,015)	$(109)	$(138)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(23,583)	(24,139)	(2,251)	(4,031)
	$(24,644)	$(25,154)	$(2,360)	$(4,169)
Accumulated other comprehensive loss, before tax, as of June 30, 2019 and 2018 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2019	2018	2019	2018
Actuarial loss	$(10,179)	$(8,956)	$(358)	$(472)
Prior service credit	—	—	3	10
	$(10,179)	$(8,956)	$(355)	$(462)

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Components of net periodic benefit cost for the years ended June 30, 2019, 2018, and 2017 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2019	2018	2017	2019	2018	2017
Service cost	$445	$512	$532	$42	$72	$72
Other components of net periodic benefit cost:
Interest cost	1,607	1,432	1,328	81	140	100
Expected return on plan assets	(574)	(505)	(424)	—	—	—
Recognized actuarial loss (a)	476	596	700	7	60	24
Amortization of unrecognized prior service credit (a)	—	—	—	(7)	(13)	(24)
Other	—	—	—	(1,829)	—	—
Settlement gain (a)	(5)	—	(71)	—	—	—
Net periodic benefit cost	$1,949	$2,035	$2,065	$(1,706)	$259	$172
(a) Reflects amounts reclassified from accumulated other comprehensive loss to other components of net periodic benefit cost in the accompanying consolidated statements of operations.
Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended June 30, 2019, 2018, and 2017 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2019	2018	2017	2019	2018	2017
Actuarial gain (loss)	$(1,694)	$1,482	$1,128	$107	$(319)	$16
Amounts reclassified from accumulated other comprehensive loss:
Recognized actuarial loss	476	596	700	7	60	24
Recognized prior service credit	—	—	—	(7)	(13)	(24)
Settlement gain	(5)	—	(71)	—	—	—
Total recognized in other comprehensive income (loss)	$(1,223)	$2,078	$1,757	$107	$(272)	$16
The estimated net loss for the Pension Plans and the Postretirement Plan expected to be amortized from accumulated other comprehensive loss and recognized as a component of net periodic benefit cost over the next fiscal year is $555. The estimated prior service credit for the Postretirement Plan expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $3.
Funded Status
The accumulated benefit obligation for the Pension Plans aggregated to $44,325 and $40,782 at June 30, 2019 and 2018, respectively. As of June 30, 2019 and 2018 each of the Pension Plans had accumulated benefit obligations and projected benefit obligations in excess of plan assets.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2019 and 2018 are as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2019	2018	2019	2018
Discount rate	3.53%	4.20%	3.23%	4.14%
Rate of compensation increase	2.00%	2.00%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2027	2027
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2019, 2018, and 2017 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2019	2018	2017	2019	2018	2017
Discount rate - service cost	4.25%	3.92%	3.73%	4.24%	3.90%	3.63%
Discount rate - interest cost	3.93%	3.35%	3.03%	3.80%	3.25%	2.84%
Expected long-term rate of return on plan assets	3.72%	3.46%	3.38%	n/a	n/a	n/a
Rate of compensation increase	2.00%	2.00%	2.00%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	7.00%	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2026
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
The Company’s expected long-term rate of return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structures over a long-term horizon. Expectations of returns for each asset class used in the review and modeling are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.
Assumed healthcare cost trend rates are also a key assumption used for the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) in Total of Service and Interest Cost Components for the			Increase (Decrease) in Benefit Obligation at
	Years Ended June 30,			June 30,
	2019	2018	2017	2019	2018
One percentage point increase	$12	$28	$24	$205	$482
One percentage point decrease	(11)	(24)	(21)	(185)	(415)

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Plan Assets and Investment Policy
The weighted-average asset allocation of the Union Plan’s assets at June 30, 2019 and 2018 was as follows:

	June 30,
Asset Classes: (a)	2019	2018
Fixed income securities	83%	74%
Cash equivalents	17%	26%
	100%	100%
(a) The Company’s target allocation for pension plan assets is 80% fixed income securities and 20% cash equivalents as of June 30, 2019.
Investment allocation decisions are formally made by the Company’s Investment and Benefits Committee, which takes into account investment advice provided by the Company’s external investment consultant. The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company’s Investment and Benefits Committee. The investment consultant also takes into account the Union Plan’s liabilities when making investment allocation recommendations. Those decisions are driven by asset/liability studies conducted by the external investment consultant who combines actuarial considerations and strategic investment advice. The major categories of the Union Plan’s assets are cash equivalents and long duration bonds which are marked-to-market on a daily basis. Due to the fact that the Union Plan’s assets are significantly made up of long duration bonds, they are subjected to interest-rate risk; specifically, a rising interest rate environment. However, an increase in interest rates would cause a corresponding decrease to the overall liability of the plans, thus creating a hedge against rising interest rates. Additional risks involving the asset/liability framework include earning insufficient returns to cover future liabilities and imperfect hedging of the liability. In addition, a portion of the long duration bond portfolio is invested in non-government securities which are subject to credit risk of the bond issuer defaulting on interest and/or principal payments.
Plan Assets at Estimated Fair Value
The fair value of the Union Plan’s assets at June 30, 2019 and 2018 by asset class are as follows:

Fair Value of Plan Assets at June 30, 2019	Level I	Level II	Level III	Total
Fixed income securities:
U.S. Treasury Securities	$4,720	$—	$—	$4,720
U.S. corporate bonds	—	10,645	—	10,645
Foreign issued corporate bonds	—	1,600	—	1,600
Municipal bonds	—	35	—	35
Money market accounts	3,510	—	—	3,510
Total investments measured at fair value	$8,230	$12,280	$—	$20,510
Fair Value of Plan Assets at June 30, 2018
Fixed income securities:
U.S. Treasury Securities	$2,971	$—	$—	$2,971
U.S. corporate bonds	—	7,729	—	7,729
Foreign issued corporate bonds	—	1,311	—	1,311
Municipal bonds	—	31	—	31
Money market accounts	4,183	—	—	4,183
Total investments measured at fair value	$7,154	$9,071	$—	$16,225
Contributions for Qualified Defined Benefit Pension Plan
The Company expects to contribute approximately $1,350 to the Union Plan in fiscal year 2020.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the MSGN Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2020	$1,850	$110
Fiscal year ending June 30, 2021	2,110	150
Fiscal year ending June 30, 2022	2,320	170
Fiscal year ending June 30, 2023	2,450	190
Fiscal year ending June 30, 2024	2,570	200
Fiscal years ending June 30, 2025 – 2029	14,210	1,030
Savings Plans
In addition, prior to the Distribution, the Company sponsored the MSG Holdings, L.P. 401(k) Savings Plan (the “MSG Savings Plan”) and the MSG Holdings, L.P. Excess Savings Plan (“Excess Savings Plan”). As a result of the Distribution, the MSG Savings Plan was amended to (i) transfer sponsorship of the plan to MSG, and (ii) become a multiple employer plan in which both MSG and the Company will continue to participate. Pursuant to the Employee Matters Agreement, liabilities relating to MSG employees as of the Distribution Date who were active participants in the Company’s Excess Savings Plan have been transferred to MSG. The Excess Savings Plan has been renamed the MSGN Holdings, L.P. Excess Savings Plan (together with the MSG Savings Plan, the “Savings Plans”). Expenses related to the Savings Plans included in the accompanying consolidated statements of operations for the years ended June 30, 2019, 2018, and 2017 were $1,057, $957, and $828, respectively.
Multiemployer Plans
The Company contributes to a number of multiemployer defined benefit pension plans, multiemployer defined contribution pension plans, and multiemployer health and welfare plans that provide benefits to retired union-represented employees under the terms of collective bargaining agreements (“CBAs”).
The multiemployer defined benefit pension plans to which the Company contributes generally provide for retirement and death benefits for eligible union-represented employees based on specific eligibility/participant requirements, vesting periods, and benefit formulas. The risks to the Company of participating in these multiemployer defined benefit pension plans are different from single-employer defined benefit pension plans in the following aspects:

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

The Company was not listed in any of the multiemployer plans’ Form 5500’s as providing more than 5% of the total contributions. There were no multiemployer defined benefit pension plans, to which the Company contributes, that were in the red zone (which are plans that are generally less than 65% funded) for the most recent Pension Protection Act zone status available as of June 30, 2019.
The Company contributed $1,145, $1,299, and $1,328 for the years ended June 30, 2019, 2018, and 2017, respectively, to multiemployer plans, primarily multiemployer defined benefit pension plans.
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
In connection with the Distribution, each employee RSU that was granted on or after July 1, 2015 (but prior to the Distribution Date) was adjusted in accordance with its terms, such that (i) each holder who remained employed by the Company following the Distribution continued to hold Company RSUs, with the number of RSUs adjusted to reflect the Distribution to maintain the value of the RSUs, and (ii) each holder who MSG employed following the Distribution received MSG RSUs of the same value as the Company RSUs, and the original Company RSUs were canceled. Any holder of RSUs granted after July 1, 2015 (but prior to the Distribution Date) who was employed by both MSG and the Company following the Distribution held the Company’s RSUs, adjusted to reflect the Distribution, and received MSG RSUs, so that the Company’s RSUs represented 30% of the value of the original awards and MSG RSUs represented 70% of the value of the original RSU award. All RSUs granted on or after July 1, 2015 (but prior to the Distribution Date) were fully vested and distributed as of June 30, 2019.
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
The Company’s RSUs held by MSG employees were not expensed by the Company; however, such RSUs had a dilutive effect on earnings per share available to the Company’s common stockholders. There are no outstanding Company RSUs held by MSG employees, except for those employed by both MSG and the Company, as of June 30, 2019.
Share-based Compensation Expense
Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $18,087, $13,979 and $9,931 for the years ended June 30, 2019, 2018, and 2017, respectively.
As of June 30, 2019, there was $22,694 of unrecognized compensation cost related to unvested RSUs and NQSOs, held by Company employees. The cost is expected to be recognized over a weighted-average period of 2 years for unvested RSUs and NQSOs. There were no costs related to share-based compensation that were capitalized. Tax benefits realized from tax

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

deductions associated with share-based compensation expense for the years ended June 30, 2019, 2018 and 2017 totaled $3,406, $2,814, and $1,714, respectively.
NQSOs Award Activity
The following table summarizes activity relating to holders of the Company’s NQSOs for the year ended June 30, 2019:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting NQSOs	Performance Based Vesting NQSOs
Balance as of June 30, 2018	961	961	$19.49	6.14	$8,567
Granted	316	316	25.05
Balance as of June 30, 2019	1,277	1,277	$20.87	5.52	3,132
Exercisable as of June 30, 2019	498	—	$18.89	4.99	$1,044
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
The aggregate intrinsic value is calculated for in-the-money NQSOs as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s Class A Common Stock at June 30, 2019 and 2018, as applicable. For the year ended June 30, 2017, the aggregate intrinsic value of the Company’s NQSOs exercised was $14, determined as of the date of NQSO exercise.
Restricted Share Units Award Activity
The following table summarizes activity relating to holders of the Company’s RSUs for the year ended June 30, 2019:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance as of June 30, 2018	376	779	$20.46
Granted	390	342	25.61
Vested	(225)	(285)	20.65
Unvested award balance as of June 30, 2019	541	836	23.08
Nonperformance based vesting RSUs granted during the year ended June 30, 2019 included 104 RSUs granted under the Employee Stock Plan that are subject to three-year ratable vesting, 240 RSUs granted under the Employee Stock Plan that are subject to four-year ratable vesting, and 46 RSUs granted under the Non-Employee Director Plan which vested upon date of grant. Performance based vesting RSUs granted under the Employee Stock Plan during the year ended June 30, 2019 included 118 RSUs that are subject to three-year ratable vesting, and 224 RSUs that are subject to three-year cliff vesting.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The fair value of RSUs that vested during the year ended June 30, 2019 was $12,779. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company’s treasury shares. To fulfill the employees’ statutory tax withholding obligations for the applicable income and other employment taxes, 194 of these RSUs, with an aggregate value of $4,879 were retained by the Company and the taxes paid during the year ended June 30, 2019 are reflected as a financing activity in the accompanying consolidated statement of cash flows. For the years ended June 30, 2018 and 2017, the fair value of the Company’s RSUs that vested was $9,329 and $5,902, respectively, determined as of the date of the RSU vesting.
The weighted-average fair value per share at date of grant of RSUs granted during the years ended June 30, 2018 and 2017, was $21.32 and $19.59, respectively.
Note 14. Stock Repurchase Program
On December 7, 2017, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of June 30, 2019, the Company had $136,165 of availability remaining under its stock repurchase authorization. The Company did not repurchase shares during the year ended June 30, 2019. For the year ended June 30, 2018, the Company repurchased 713 shares, which are determined based on the settlement date of such trades, for a total cost of $13,850 (including commissions and fees). These acquired shares have been classified as treasury stock.
Note 15. Related Party Transactions
As of June 30, 2019, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan Family group (collectively, the “Dolan Family Group”), collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 3.2% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.0% of the aggregate voting power of the Company’s outstanding common stock. The Dolan Family Group also controls MSG and AMC Networks Inc. (“AMC Networks”).
The Company had an arrangement with the Dolan Family Office, LLC (“DFO”), MSG, and AMC Networks providing for the sharing of certain expenses associated with executive office space which is available to Charles F. Dolan (a director of the Company and MSG, and the Executive Chairman and a director of AMC Networks), James L. Dolan (the Executive Chairman and a director of the Company, the Executive Chairman, Chief Executive Officer, and a director of MSG, and a director of AMC Networks), and the DFO, which is controlled by Charles F. Dolan. Effective September 2018, the Company is no longer party to this arrangement.
The Company also agreed to share certain executive support costs, including office space, executive assistants, security and transportation costs for (i) the Company’s Executive Chairman with MSG and (ii) the Company’s Vice Chairman with MSG and AMC Networks.
The Company and MSG are also party to aircraft time sharing agreements, pursuant to which MSG has agreed from time to time to make certain aircraft available to the Company for lease on a “time sharing” basis. Additionally, the Company, MSG and AMC Networks have agreed on an allocation of the costs of certain other aircraft, including helicopter, use by shared executives.
The Company has various agreements with MSG, including media rights agreements covering New York Knicks (the “Knicks”) and New York Rangers (the “Rangers”) games, an advertising sales representation agreement, a trademark license agreement, a tax disaffiliation agreement, and certain other arrangements, including a services agreement (prior to July 1, 2017, a transition services agreement) (the “Services Agreement”) pursuant to which the Company outsources certain business functions to MSG. These services currently include information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and internal audit, as well as certain executive support services described above. The Company provides certain services to MSG pursuant to the Services Agreement. In connection with the expiration of the Services Agreement on June 30, 2019, the Company entered into an interim agreement with MSG, pursuant to which each party provides the other with the services on the same terms. The Company expects to enter into a new services agreement which will be retroactive to July 1, 2019.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company has entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.
Related party transactions
Rights fees
The Company’s media rights agreements with the Knicks and the Rangers, effective as of July 1, 2015, provide the Company with exclusive media rights to the teams’ games in their local markets. Rights fees included in the accompanying consolidated statements of operations for the years ended June 30, 2019, 2018, and 2017 were $147,483, $141,726, and $135,191, respectively.
Origination, master control and technical services
AMC Networks provides certain origination, master control and technical services to the Company. Amounts incurred by the Company for the years ended June 30, 2019, 2018, and 2017 were $4,632, $6,138, and $6,111, respectively.
Commission
The Company’s advertising sales representation agreement with MSG, which has a term through June 30, 2022, provides for MSG to act as the Company’s advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The amounts incurred by the Company for the years ended June 30, 2019, 2018, and 2017 were $14,945, $13,011, and $13,585, respectively.
General and Administrative Expenses
Amounts incurred by the Company for expenses associated with the Services Agreement, net, amounted to $10,313, $8,863, and $8,413 for the years ended June 30, 2019, 2018, and 2017, respectively.
Other operating expenses
The Company and its related parties enter into other transactions with each other in the ordinary course of business. Net amounts incurred by the Company for other related party transactions amounted to $488, $1,082, and $512 for the years ended June 30, 2019, 2018, and 2017, respectively.
Note 16. Income Taxes
Income tax expense (benefit) is comprised of the following components:

	Years Ended June 30,
	2019	2018	2017
Current expense:
Federal	$48,769	$64,021	$81,964
State and other	31,791	30,651	31,977
	80,560	94,672	113,941
Deferred expense (benefit):
Federal	134	(109,145)	(4,120)
State and other	2,021	(1,851)	(1,327)
	2,155	(110,996)	(5,447)
Tax benefit relating to uncertain tax positions	—	(14)	(18)
Income tax expense (benefit)	$82,715	$(16,338)	$108,476

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The income tax expense (benefit) differs from the amount derived by applying the statutory federal rate to pre-tax income principally due to the effect of the following items:

	Years Ended June 30,
	2019	2018	2017
Federal tax expense at statutory federal rate(a)	$56,468	$76,470	$96,578
State and local income taxes, net of federal benefit	23,910	21,372	19,489
Change in the estimated applicable tax rate used to determine deferred taxes	1,398	(497)	85
Impact of Tax Act on deferred taxes	—	(106,446)	—
Domestic production activities tax deduction	—	(3,585)	(7,998)
Tax benefit relating to uncertain tax positions	—	(14)	(18)
Tax return to GAAP provision adjustments	(1,770)	(3,411)	(208)
Impact of nondeductible officers’ compensation(b)	2,989	—	—
Nondeductible expenses and other	(280)	(227)	548
Income tax expense (benefit)	$82,715	$(16,338)	$108,476
(a) On December 22, 2017, the enactment of the Tax Cuts and Jobs Act (“TCJA”) significantly changed the U.S. tax laws and included a reduction in the corporate federal tax rate from 35% to 21% effective January 1, 2018. For the year ended June 30, 2018, the Company used a blended statutory federal rate of 28% (based upon the number of days for the fiscal year ended 2018 that it will be taxed at the former rate of 35% and the number of days it will be taxed at the new rate of 21%).
(b) The TCJA included changes to Internal Revenue Code Section 162(m), including elimination of the exception for qualified performance-based compensation over the $1 million annual limit. Accordingly, effective January 1, 2018, all compensation for certain officers in excess of $1 million is nondeductible.
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities included in the accompanying consolidated balance sheets as of June 30, 2019 and 2018 are as follows:

	June 30,
	2019	2018
Deferred tax asset (liability)
Investment in MSGN L.P.	$(249,143)	$(245,959)
Compensation and benefit plans	5,747	4,542
Net noncurrent deferred tax liability	$(243,396)	$(241,417)
Deferred tax assets have resulted from the Company’s future deductible temporary differences. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize the benefit for its gross deferred tax assets.
During the year ended June 30, 2019, the Company did not record any uncertain tax positions (including interest and penalties).
The Company made cash income tax payments (net) of $89,854, $84,524 and $97,164 for years ended June 30, 2019, 2018, and 2017, respectively.
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
The Company was notified during the fourth quarter of fiscal year 2019 that the City of New York was commencing an examination of the Company’s Unincorporated Business Tax Returns as filed for the tax years ended December 31, 2016 and 2017, and June 30, 2018. The Company does not expect the examination, when finalized, to result in material changes to the tax returns.
The Company was notified during the fourth quarter of fiscal year 2019 that the State of New Jersey initiated an audit of the Company’s income tax returns for the tax years ended December 31, 2015 through December 31, 2017. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.

The federal and state statute of limitations are currently open on the Company’s tax returns for 2015 and 2013, respectively, and forward.
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
Accounts receivable, net on the accompanying consolidated balance sheets as of June 30, 2019 and 2018 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	June 30,
	2019	2018
Customer A	25%	24%
Customer B	25%	24%
Customer C	23%	23%
Customer D	14%	15%
Affiliation fee revenue constituted approximately 90% of the Company’s consolidated revenues for each of the years ended June 30, 2019, 2018, and 2017.
Revenues in the accompanying consolidated statements of operations for the years ended June 30, 2019, 2018, and 2017 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Years Ended June 30,
	2019	2018	2017
Customer 1	24%	24%	25%
Customer 2	23%	23%	24%
Customer 3	21%	22%	20%
Customer 4	11%	11%	11%

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The accompanying consolidated balance sheets as of June 30, 2019 and 2018 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the New Jersey Devils:

	June 30,
Reported in	2019	2018
Prepaid expenses	$1,000	$3,000
Other current assets	4,000	3,000
Other assets	36,000	39,000
	$41,000	$45,000
As of June 30, 2019, approximately 620 full-time and part-time employees, who represent approximately 75% of the Company’s workforce, are subject to CBAs. As of June 30, 2019, approximately 52% of the Company’s workforce that is subject to a CBA is covered by a CBA that has expired. In addition, as of June 30, 2019, approximately 15% of the Company’s workforce that is subject to a CBA is covered by a CBA that expires within the next fiscal year.
Note 18. Interim Financial Information (Unaudited)
The following is a summary of the Company’s selected quarterly financial data for the years ended June 30, 2019 and 2018:

	Three Months Ended				Year Ended June 30, 2019
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Revenues	$164,464	$192,914	$195,105	$168,362	$720,845
Operating expenses	85,603	114,564	112,624	98,155	410,946
Operating income	$78,861	$78,350	$82,481	$70,207	$309,899

Net income	$46,930	$43,838	$54,235	$41,179	$186,182
Earnings per share:
Basic	$0.63	$0.58	$0.72	$0.55	$2.48
Diluted	$0.62	$0.58	$0.72	$0.54	$2.46

	Three Months Ended				Year Ended June 30, 2018
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Revenues	$157,456	$181,222	$186,568	$171,405	$696,651
Operating expenses	81,103	105,636	105,984	90,770	383,493
Operating income	$76,353	$75,586	$80,584	$80,635	$313,158

Net income	$41,157	$155,568	$46,935	$45,202	$288,862
Earnings per share:
Basic	$0.55	$2.06	$0.62	$0.60	$3.83
Diluted	$0.54	$2.05	$0.62	$0.60	$3.81