Form 10-Q
period 2019-09-30
MSG NETWORKS INC.
filed 2019-11-07
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 31, 2019:

Class A Common Stock par value $0.01 per share	—	46,560,251
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2019	June 30, 2019
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$360,363	$226,423
Accounts receivable, net	107,988	108,349
Related party receivables, net	2,549	16,091
Prepaid income taxes	3,545	1,968
Prepaid expenses	2,950	2,003
Other current assets	4,552	5,286
Total current assets	481,947	360,120
Property and equipment, net	9,031	9,302
Amortizable intangible assets, net	32,878	33,743
Goodwill	424,508	424,508
Operating lease right-of-use assets	15,095	—
Other assets	38,472	39,226
Total assets	$1,001,931	$866,899

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$412	$907
Related party payables	996	941
Current portion of long-term debt	23,065	111,789
Current portion of operating lease liabilities	4,926	—
Income taxes payable	7,898	—
Share repurchase obligation	253,078	—
Accrued liabilities:
Employee related costs	7,350	15,466
Other accrued liabilities	6,770	13,898
Deferred revenue	907	185
Total current liabilities	305,402	143,186
Long-term debt, net of current portion	1,076,849	906,228
Long-term operating lease liabilities	12,433	—
Defined benefit and other postretirement obligations	24,485	25,834
Other employee related costs	4,826	4,713
Other liabilities	190	2,310
Deferred tax liability	244,995	243,396
Total liabilities	1,669,180	1,325,667
Commitments and contingencies (see Note 9)
Stockholders' Deficiency:
Class A Common Stock, par value $0.01, 360,000 shares authorized; 61,540 and 61,287 shares outstanding as of September 30, 2019 and June 30, 2019, respectively	643	643
Class B Common Stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of September 30, 2019 and June 30, 2019	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	—	9,916
Treasury stock, at cost 2,719 and 2,972 shares as of September 30, 2019 and June 30, 2019, respectively	(417,691)	(179,561)
Accumulated deficit	(242,946)	(282,414)
Accumulated other comprehensive loss	(7,391)	(7,488)
Total stockholders' deficiency	(667,249)	(458,768)
Total liabilities and stockholders' deficiency	$1,001,931	$866,899

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended
	September 30,
	2019	2018
Revenues	$160,981	$164,464

Direct operating expenses (including related party expenses of $39,003 and $38,092, respectively)	68,660	66,655
Selling, general and administrative expenses (including related party expenses of $3,191 and $3,080, respectively)	22,320	16,903
Depreciation and amortization	1,727	2,045
Operating income	68,274	78,861
Other income (expense):
Interest income	1,928	1,592
Interest expense	(10,815)	(11,922)
Other components of net periodic benefit cost	(258)	(405)
	(9,145)	(10,735)
Income from operations before income taxes	59,129	68,126
Income tax expense	(16,062)	(21,196)
Net income	$43,067	$46,930

Earnings per share:
Basic	$0.57	$0.63
Diluted	$0.57	$0.62
Weighted-average number of common shares outstanding:
Basic	75,063	74,895
Diluted	75,464	75,693

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in thousands)

	Three Months Ended
	September 30,
	2019	2018
Net income	$43,067	$46,930
Other comprehensive income (loss) before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	134	119
Amortization of prior service credit included in net periodic benefit cost	(1)	(2)
Settlement gain	—	(8)
Other comprehensive income before income taxes	133	109
Income tax expense related to items of other comprehensive income	(36)	(32)
Other comprehensive income	97	77
Comprehensive income	$43,164	$47,007

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$43,067	$46,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,727	2,045
Amortization of deferred financing costs	751	751
Share-based compensation expense	4,659	3,676
Provision for doubtful accounts	(167)	(6)
Change in assets and liabilities:
Accounts receivable, net	509	1,144
Related party receivables, net	13,562	9,755
Prepaid expenses and other assets	330	1,095
Accounts payable	(495)	(1,159)
Related party payables, including payable to MSG	55	373
Prepaid/payable for income taxes	6,320	5,408
Accrued and other liabilities	(15,455)	(11,311)
Deferred revenue	722	(168)
Deferred income taxes	1,564	4,445
Net cash provided by operating activities	57,149	62,978
Cash flows from investing activities:
Capital expenditures	(1,233)	(830)
Net cash used in investing activities	(1,233)	(830)
Cash flows from financing activities:
Principal repayments on Term Loan Facility (see Note 7)	(18,750)	(93,750)
Proceeds from Revolving Credit Facility (see Note 7)	100,000	—
Share repurchase costs	(367)	—
Taxes paid in lieu of shares issued for share-based compensation	(2,859)	(3,658)
Net cash provided by (used in) financing activities	78,024	(97,408)
Net increase (decrease) in cash and cash equivalents	133,940	(35,260)
Cash and cash equivalents at beginning of period	226,423	205,343
Cash and cash equivalents at end of period	$360,363	$170,083

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2019	$779	$9,916	$(179,561)	$(282,414)	$(7,488)	$(458,768)
Net income	—	—	—	43,067	—	43,067
Other comprehensive income	—	—	—	—	97	97
Comprehensive income						43,164
Share-based compensation expense	—	4,659	—	—	—	4,659
Repurchases of Class A Common Stock	—	—	(253,445)	—	—	(253,445)
Tax withholding associated with shares issued for share-based compensation	—	(2,859)	—	—	—	(2,859)
Shares issued upon distribution of Restricted Stock Units	—	(11,716)	15,315	(3,599)	—	—
Balance as of September 30, 2019	$779	$—	$(417,691)	$(242,946)	$(7,391)	$(667,249)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2018	$779	$4,067	$(195,881)	$(460,007)	$(6,700)	$(657,742)
Net income	—	—	—	46,930	—	46,930
Other comprehensive income	—	—	—	—	77	77
Comprehensive income						47,007
Share-based compensation expense	—	3,676	—	—	—	3,676
Tax withholding associated with shares issued for share-based compensation	—	(3,537)	—	—	—	(3,537)
Shares issued upon distribution of Restricted Stock Units	—	(4,206)	13,167	(8,961)	—	—
Cumulative effect of adoption of ASC 606	—	—	—	372	—	372
Balance as of September 30, 2018	$779	$—	$(182,714)	$(421,666)	$(6,623)	$(610,224)

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
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. The financial statements as of September 30, 2019 and for the three months ended September 30, 2019 and 2018 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.
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
Investment in Nonconsolidated Entity
The Company’s investment in a nonconsolidated entity, which is included in other assets in the accompanying consolidated balance sheet, does not have a readily determinable fair value. As such, the Company has elected to account for it at cost, which would be adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for an identical or a similar investment of the same issuer (referred to as the measurement alternative method). Investments accounted for under the measurement alternative method are classified within Level III of the fair value hierarchy. As of September 30, 2019, the carrying amount of the Company’s equity investment in the nonconsolidated entity was $2,000, and the Company did not identify any potential adjustments to the cost of its investment.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Recently Adopted Accounting Pronouncements
The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases, on July 1, 2019 (“Adoption Date”), which superseded the lease recognition requirements in ASC Topic 840, Leases. The Company applied the modified retrospective approach and effective date method. The Company elected the package of practical expedients, permitted under the transition guidance in the new standard, which among other things allowed for the carry forward of the historical classification of leases. The adoption of ASC 842 resulted in the recognition of operating lease liabilities of approximately $18,700 and operating lease right-of-use assets of the same amount. The historical net lease liabilities balances as of Adoption Date were eliminated as an offset to the operating lease right-of-use assets, resulting in net lease assets of approximately $16,300. The new standard did not impact the Company’s consolidated net income or cash flows. See Note 8 for further discussion regarding leases.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses, and subsequent ASUs that amended the application of ASU No. 2016-13, which introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, the Company will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
Affiliation fee revenue constituted at least 90% of the Company’s consolidated revenues for the three months ended September 30, 2019. Substantially all of the Company’s affiliation agreements are sales-based and usage-based royalty arrangements, which are recognized as the sale or usage occurs. The transaction price is represented by affiliation fees that are generally based upon contractual rates applied to the number of the Distributor’s subscribers who receive or can receive the Company’s programming. Such subscriber information is generally not received until after the close of the reporting period, and in these cases, the Company estimates the number of subscribers. Historical adjustments to recorded estimates have not been material.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Transaction Price Allocated to Future Performance Obligations
Substantially all of the Company’s affiliation agreements are licenses of functional intellectual property where revenue is derived from sales-based and usage-based royalty arrangements, and generally the Company’s advertising arrangements either do not exceed one year or are primarily multi-year media banks, the elements of which are agreed upon each year. For these types of arrangements, the Company applies a practical expedient that allows it to omit disclosure of the aggregate amount of consideration the Company expects to receive in exchange for transferring services to a customer (transaction price) that is allocated to performance obligations that have not yet been satisfied. As of September 30, 2019, the aggregate amount of transaction price allocated to remaining performance obligations, other than for contracts that the Company has applied the practical expedient, was approximately $15,970 to be recognized over the next nine years.
Contract Balances from Contracts with Customers
An account receivable is recorded when there is an unconditional right to consideration based on a contract with a customer. When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, a contract liability (deferred revenue) is recorded.
For certain types of contracts with customers, the Company may recognize revenue in advance of the contractual right to invoice the customer, resulting in an amount recorded to contract assets. Once the Company has an unconditional right to consideration under these contracts, the contract assets are reclassified to accounts receivable.
Deferred revenue is recognized as revenue when, or as, control of the services is transferred to the customer and all revenue recognition criteria have been met. Historically, the primary source of the Company’s deferred revenue has related to the Company not meeting viewer rating guarantees on advertising sales arrangements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table provides information about current contract balances from contracts with customers:

	September 30, 2019	June 30, 2019
Accounts receivable (including advertising receivable included in related party receivables, net)	$112,073	$130,422
Contract asset, short-term (included in other current assets)	40	839
Deferred revenue, short-term	907	185
Deferred revenue, long-term (included in other liabilities)	190	230

The amount of revenue recognized for the three months ended September 30, 2019 related to deferred revenue (contract liability) recorded as of June 30, 2019 was approximately $173.
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
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Three Months Ended
	September 30,
	2019	2018
Weighted-average number of shares for basic EPS	75,063	74,895
Dilutive effect of shares issuable under share-based compensation plans	401	798
Weighted-average number of shares for diluted EPS	75,464	75,693
Anti-dilutive shares	2,223	573

Refer to Note 13 for a discussion of the Company’s modified Dutch auction tender offer (the “Tender Offer”).
Note 5. Goodwill and Amortizable Intangible Assets
During the first quarter of fiscal year 2020, the Company performed its annual impairment test of goodwill. As the Company’s one reporting unit had a negative carrying value of net assets, there was no impairment of goodwill identified.
The Company’s intangible assets subject to amortization are as follows:

	September 30, 2019	June 30, 2019
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(50,166)	(49,301)
	$32,878	$33,743

Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets was $865 for the three months ended September 30, 2019 and 2018.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Property and Equipment
As of September 30, 2019 and June 30, 2019, property and equipment consisted of the following assets:

	September 30, 2019	June 30, 2019
Equipment	$36,795	$35,642
Furniture and fixtures	1,726	1,726
Leasehold improvements	18,584	18,505
Construction in progress	417	1,058
	57,522	56,931
Less accumulated depreciation and amortization	(48,491)	(47,629)
	$9,031	$9,302
Depreciation and amortization expense on property and equipment was $862 and $1,180 for the three months ended September 30, 2019 and 2018, respectively.
Note 7. Debt
On September 28, 2015, MSGN Holdings L.P. (“MSGN L.P.”), an indirect wholly-owned subsidiary of the Company through which the Company conducts substantially all of its operations, MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “2015 Credit Agreement”) with a syndicate of lenders.
On October 11, 2019, the Company amended and extended the 2015 Credit Agreement in its entirety (the “2019 Credit Agreement”). Refer to Note 17 for further details.
The 2015 Credit Agreement provided MSGN L.P. with senior secured credit facilities (the “2015 Senior Secured Credit Facilities”) consisting of: (a) an initial $1,550,000 term loan facility (the “2015 Term Loan Facility”) and (b) a $250,000 revolving credit facility (the “2015 Revolving Credit Facility”), each with a term of five years. In connection with the Distribution, $1,450,000 of the proceeds from the 2015 Term Loan Facility was contributed to MSG immediately following the closing of the 2015 Senior Secured Credit Facilities. Up to $35,000 of the 2015 Revolving Credit Facility was available for the issuance of letters of credit. Subject to the satisfaction of certain conditions and limitations, the 2015 Credit Agreement allowed for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans.
Borrowings under the 2015 Credit Agreement bore interest at a floating rate, which at the option of MSGN L.P. may have been either (a) base rate, representing the higher of: (i) the New York Fed Bank Rate plus 0.50%; (ii) the U.S. Prime Rate; or (iii) the one-month London Interbank Offered Rate, or LIBOR, plus 1.00% (the “Base Rate”), plus an additional rate ranging from 0.50% to 1.25% per annum (determined based on a total leverage ratio), or (b) a Eurodollar rate (the “Eurodollar Rate”) plus an additional rate ranging from 1.50% to 2.25% per annum (determined based on a total leverage ratio), provided that for the period until the delivery of the compliance certificate for the period ending March 31, 2016, the additional rate used in calculating both floating rates was (i) 1.00% per annum for borrowings bearing interest at the Base Rate, and (ii) 2.00% per annum for borrowings bearing interest at the Eurodollar Rate. Upon a payment default in respect of principal, interest or other amounts due and payable under the 2015 Credit Agreement or related loan documents, default interest would have accrued on all overdue amounts at an additional rate of 2.00% per annum. The 2015 Credit Agreement required that MSGN L.P. pay a commitment fee of 0.30% in respect of the average daily unused commitments, as well as fronting fees, to banks that issued letters of credit pursuant to the 2015 Revolving Credit Facility.
The 2015 Credit Agreement generally required the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 6.00:1.00 from the closing date until September 30, 2016 and a maximum total leverage ratio of 5.50:1.00 from October 1, 2016 until maturity, subject, in each case, to upward adjustment during the continuance of certain events. In addition, there was a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of September 30, 2019, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the applicable financial covenants. All borrowings under the 2015 Credit Agreement were subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2019, there were no letters

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

of credit issued and outstanding under the 2015 Revolving Credit Facility. During the three months ended September 30, 2019, the Company borrowed $100,000 under the 2015 Revolving Credit Facility. The remaining available borrowing capacity under the 2015 Revolving Credit Facility as of September 30, 2019 was $150,000. Subsequent to quarter-end, the Company repaid the $100,000 borrowed under the 2015 Revolving Credit Facility in connection with entering into the 2019 Credit Agreement.
During the three months ended September 30, 2019, the Company made principal repayments of $18,750 under the 2015 Credit Agreement. The Company has made principal payments aggregating to $547,500 through September 30, 2019 under the 2015 Credit Agreement. The 2015 Term Loan Facility amortized quarterly in accordance with its terms.
All obligations under the 2015 Credit Agreement were guaranteed by the Holdings Entities and MSGN L.P.’s existing and future direct and indirect domestic subsidiaries that are not designated as excluded subsidiaries or unrestricted subsidiaries (the “Subsidiary Guarantors,” and together with the Holdings Entities, the “Guarantors”). All obligations under the 2015 Credit Agreement, including the guarantees of those obligations, were secured by certain assets of MSGN L.P. and each Guarantor (collectively, “Collateral”), including, but not limited to, a pledge of the equity interests in MSGN L.P. held directly by the Holdings Entities and the equity interests in each Subsidiary Guarantor held directly or indirectly by MSGN L.P. Subject to customary notice and minimum amount conditions, MSGN L.P. was permitted to voluntarily prepay outstanding loans under the 2015 Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurodollar loans). MSGN L.P. was required to make mandatory prepayments in certain circumstances, including without limitation from the net cash proceeds of certain sales of assets (including Collateral) or casualty insurance and/or condemnation recoveries (subject to certain reinvestment, repair or replacement rights) and the incurrence of certain indebtedness, subject to certain exceptions.
In addition to the financial covenants discussed above, the 2015 Credit Agreement and the related security agreement contained certain customary representations and warranties, affirmative covenants, and events of default. The 2015 Credit Agreement contained certain restrictions on the ability of the Holdings Entities and MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the 2015 Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) changing their lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The Holdings Entities were also subject to customary passive holding company covenants.
The Company was amortizing deferred financing costs associated with the 2015 Senior Secured Credit Facilities on a straight-line basis over its initial five-year term, which approximated the effective interest method. The following table summarizes the presentation of the 2015 Term Loan Facility, and the related deferred financing costs, as well as the outstanding borrowings under the 2015 Revolving Credit Facility in the accompanying consolidated balance sheets as of September 30, 2019 and June 30, 2019:

	2015 Term Loan Facility	Deferred Financing Costs for 2015 Term Loan Facility	2015 Revolving Credit Facility	Net
September 30, 2019
Current portion of long-term debt	$23,125	$(60)	$—	$23,065
Long-term debt, net of current portion	979,375	(2,526)	100,000	1,076,849
Total	$1,002,500	$(2,586)	$100,000	$1,099,914
June 30, 2019
Current portion of long-term debt	$114,375	$(2,586)	$—	$111,789
Long-term debt, net of current portion	906,875	(647)	—	906,228
Total	$1,021,250	$(3,233)	$—	$1,018,017

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In addition, the Company has deferred financing costs related to the 2015 Revolving Credit Facility recorded in the accompanying consolidated balance sheets as summarized in the following table:

	September 30, 2019	June 30, 2019
Other current assets	$417	$417
Other assets	—	104

The Company made interest payments under the 2015 Credit Agreement of $10,299 and $11,122 during the three months ended September 30, 2019 and 2018, respectively.
Note 8. Leases
The Company has various operating leases for office and studio space, as well as equipment, expiring at various dates through 2024. The Company currently has no finance leases. Some leases include options to extend the lease term or terminate the lease prior to the end of the lease term. The exercise of lease renewal options is generally at the Company’s discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.
The leases generally provide for fixed annual rentals plus certain other costs. Certain leases include variable payments based on the Company’s use of the respective assets. The Company’s lease agreements do not include any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit interest rate, the Company used its incremental borrowing rate as of Adoption Date to determine the present value of future lease payments for all operating leases that commenced prior to that date.
Operating lease cost consists of the following:

Three Months Ended
September 30, 2019
Operating lease cost	$1,372
Variable lease cost	53
Total operating lease cost	$1,425

The following table summarizes the weighted average remaining lease term and discount rate for operating leases:

September 30, 2019
Weighted average discount rate for operating leases	3.29%
Weighted average remaining operating lease term in years	3.99

As of September 30, 2019, the maturities of the Company’s operating lease liabilities are as follows:

Remainder of fiscal year ending June 30, 2020	$4,280
Fiscal year ending June 30, 2021	4,374
Fiscal year ending June 30, 2022	3,672
Fiscal year ending June 30, 2023	3,379
Fiscal year ending June 30, 2024	2,816
Thereafter	—
Total undiscounted operating lease payments	18,521
Less: imputed interest	1,162
Total operating lease liabilities	17,359
Less: current portion of operating lease liabilities	4,926
Non-current operating lease liabilities	$12,433

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Supplemental cash flow information related to operating leases:

Three Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,468

Note 9. Commitments and Contingencies
Commitments
As more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, the Company’s contractual obligations not reflected on the consolidated balance sheet consist primarily of its obligations under media rights agreements.
In addition, see Note 17 for the principal repayments required under the Company’s 2019 Term Loan Facility.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
September 30, 2019
Assets:
Money market accounts	$28,721	$—	$—	$28,721
Time deposits	322,906	—	—	322,906
Total assets measured at fair value	$351,627	$—	$—	$351,627
June 30, 2019
Assets:
Money market accounts	$17,619	$—	$—	$17,619
Time deposits	201,524	—	—	201,524
Total assets measured at fair value	$219,143	$—	$—	$219,143

Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company’s long-term debt (see Note 7) was approximately $1,086,000 as of September 30, 2019. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable.
Note 11. Pension Plans and Other Postretirement Benefit Plan
As more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, the Company sponsors (i) a non-contributory, qualified defined benefit pension plan covering certain of its union employees, (ii) an unfunded non-contributory, non-qualified frozen excess cash balance plan covering certain employees who participated in an underlying qualified plan, and (iii) an unfunded non-contributory, non-qualified frozen defined benefit pension plan for the benefit of certain employees who participated in an underlying qualified plan (collectively the “Pension Plans”). The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 (the “Postretirement Plan”).
Components of net periodic benefit cost for the three months ended September 30, 2019 and 2018 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$121	$111	$13	$18
Other components of net periodic benefit cost:
Interest cost	354	402	15	38
Expected return on plan assets	(244)	(144)	—	—
Recognized actuarial loss (a)	134	119	—	—
Amortization of unrecognized prior service credit (a)	—	—	(1)	(2)
Settlement gain (a)	—	(8)	—	—
Net periodic benefit cost	$365	$480	$27	$54

(a) Reflects amounts reclassified from accumulated other comprehensive loss to other components of net periodic benefit cost in the accompanying consolidated statements of operations.
In addition, as more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, the Company sponsors the MSGN Holdings, L.P. Excess Savings Plan

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

and participates in The Madison Square Garden 401(k) Savings Plan, formerly the MSG Holdings, L.P. 401(k) Savings Plan, a multiple employer plan (together, the “Savings Plans”). Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $245 and $229 for the three months ended September 30, 2019 and 2018, respectively.
Note 12. Share-based Compensation
See Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for more information regarding (i) the MSG Networks Inc. 2010 Employee Stock Plan, as amended (the “Employee Stock Plan”), and (ii) the MSG Networks Inc. 2010 Stock Plan For Non-Employee Directors, as amended.
Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $4,659 and $3,676 for the three months ended September 30, 2019 and 2018, respectively.
Non-Qualified Stock Options (“NQSOs”) Award Activity
The following table summarizes activity relating to holders of the Company’s NQSOs for the three months ended September 30, 2019:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting NQSOs	Performance Based Vesting NQSOs
Balance as of June 30, 2019	1,277	1,277	$20.87	5.52	$3,132
Granted(a)	556	557	14.33
Balance as of September 30, 2019	1,833	1,834	$18.88	5.92	2,111
Exercisable as of September 30, 2019	924	536	$19.07	4.79	$—

(a) Includes incremental shares of performance based NQSOs that were historically reported at a target payout of 100%. Upon meeting the performance objective, the number of performance based NQSOs vested at a payout of 100.3% of target.
Nonperformance based vesting NQSOs granted under the Employee Stock Plan during the three months ended September 30, 2019 are subject to three-year ratable vesting. Performance based vesting NQSOs granted under the Employee Stock Plan during the three months ended September 30, 2019 are subject to three-year cliff vesting and the achievement of certain Company performance criteria. These NQSOs have an expiration period of 7.5 years. The Company calculated the fair value of these NQSOs on the date of grant using the Black-Scholes option pricing model, which resulted in a grant date fair value of $4.32 per NQSO.
The following were the key assumptions used to calculate the fair value of this award:

Risk-free interest rate	1.4%
Expected term	5.25 years
Expected volatility	30.68%

The Company’s computation of expected term was calculated using the simplified method (the average of the vesting period and option term) as prescribed in ASC Topic 718-10-S99. The Company’s computation of expected volatility was based on historical volatility of its common stock.
The aggregate intrinsic value is calculated for in-the-money NQSOs as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) at September 30, 2019 and June 30, 2019, as applicable.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Restricted Share Units Award Activity
The following table summarizes activity relating to holders of the Company’s RSUs for the three months ended September 30, 2019:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance as of June 30, 2019	541	836	$23.08
Granted(a)	317	316	14.32
Vested	(154)	(279)	21.39
Unvested award balance as of September 30, 2019	704	873	20.03

(a) Includes incremental shares of performance based RSUs that were historically reported at a target payout of 100%. Upon meeting the performance objective, the number of performance based RSUs vested at a payout of 100.3% of target.
Nonperformance based vesting RSUs granted under the Employee Stock Plan during the three months ended September 30, 2019 are subject to three-year ratable vesting. Performance based vesting RSUs granted under the Employee Stock Plan during the three months ended September 30, 2019 are subject to three-year cliff vesting. RSUs granted under the Employee Stock Plan will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee of the Board of Directors, in cash.
The fair value of RSUs that vested during the three months ended September 30, 2019 was $6,851. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company’s treasury shares. To fulfill the employees’ statutory tax withholding obligations for the applicable income and other employment taxes, 179 of these RSUs, with an aggregate value of $2,859 were retained by the Company and the taxes paid during the three months ended September 30, 2019 are reflected as a financing activity in the accompanying consolidated statement of cash flows.
Note 13. Stock Repurchase Program
On December 7, 2017, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. On August 29, 2019, the Board authorized a $300,000 increase to the stock repurchase authorization, which had $136,165 of availability remaining, bringing the total available repurchase authorization for Class A Common Stock to $436,165. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.
On August 30, 2019, the Company commenced the Tender Offer to purchase up to $250,000 in value of shares of its Class A Common Stock at a price not greater than $17.50 nor less than $15.00 per share. The Tender Offer expired on September 27, 2019. Subsequently, the Company accepted for purchase 14,980 shares of its Class A Common Stock, at a price of $16.70 per share, for an aggregate cost of $250,168. The cost of these shares, and the fees relating to the Tender Offer, have been classified in Treasury stock in the accompanying consolidated balance sheet as of September 30, 2019. These shares are considered legally outstanding until the date that the transaction settled, which was October 3, 2019. The settlement of the Tender Offer reduced the availability under the repurchase authorization to $185,997.
Note 14. Related Party Transactions
As of September 30, 2019 (which was prior to the settlement of the Tender Offer), members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group (collectively, the “Dolan Family Group”), collectively beneficially own all of the Company’s outstanding Class B common stock, par value $0.01 per share (“Class B Common Stock”) and own approximately 4.8% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 70.3% of the aggregate voting power of the Company’s outstanding common stock. The Dolan Family Group also controls MSG and AMC Networks Inc. (“AMC Networks”).

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
The Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for (i) the Company’s Executive Chairman with MSG and (ii) the Company’s Vice Chairman with MSG and AMC Networks.
The Company and MSG are also party to aircraft time sharing agreements, pursuant to which MSG has agreed from time to time to make certain aircraft available to the Company for use on a “time sharing” basis. Additionally, the Company, MSG and AMC Networks have agreed on an allocation of the costs of certain other aircraft, including helicopter, use by shared executives.
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
The Company has also entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.
Related party transactions
Rights fees
The Company’s media rights agreements with the Knicks and the Rangers, effective as of July 1, 2015, provide the Company with exclusive media rights to the teams’ games in their local markets. Rights fees included in the accompanying consolidated statements of operations for the three months ended September 30, 2019 and 2018 were $38,020 and $36,558, respectively.
Origination, master control and technical services
AMC Networks provides certain origination, master control, and technical services to the Company. Amounts incurred by the Company for the three months ended September 30, 2019 and 2018 were $1,161 and $1,520, respectively.
Commission
The Company’s advertising sales representation agreement with MSG, which has a term through June 30, 2022, provides for MSG to act as the Company’s advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The amounts incurred by the Company for the three months ended September 30, 2019 and 2018 were $336 and $407, respectively.
General and Administrative Expenses
Amounts incurred by the Company for expenses associated with the Services Agreement, net, amounted to $2,657 and $2,572 for the three months ended September 30, 2019 and 2018, respectively.
Other operating expenses
The Company and its related parties enter into other transactions with each other in the ordinary course of business. Net amounts incurred by the Company for other related party transactions amounted to $20 and $115 for the three months ended September 30, 2019 and 2018, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 15. Income Taxes
Income tax expense for the three months ended September 30, 2019 of $16,062 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $4,840, partially offset by excess tax benefit related to share based-payments awards of $1,663.
Income tax expense for the three months ended September 30, 2018 of $21,196 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $5,602.
The Company made cash income tax payments (net) of $8,182 and $11,343 for the three months ended September 30, 2019 and 2018, respectively.
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
The Company was notified during the fourth quarter of fiscal year 2019 that the City of New York was commencing an examination of the Company’s Unincorporated Business Tax Returns as filed for the tax years ended December 31, 2016 and 2017, and June 30, 2018. In October 2019, the Company closed the examination with no material changes to the tax returns as filed.
The Company was notified during the fourth quarter of fiscal year 2019 that the State of New Jersey initiated an examination of the Company’s income tax returns for the tax years ended December 31, 2015 through December 31, 2017. The Company does not expect the examination, when finalized, to result in material changes to the tax returns as filed.
The federal and state statute of limitations are currently open on the Company’s tax returns for 2016 and 2013, respectively, and forward.
Note 16. Concentrations of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of September 30, 2019 and June 30, 2019 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	September 30, 2019	June 30, 2019
Customer A	25%	25%
Customer B	25%	25%
Customer C	23%	23%
Customer D	14%	14%
Revenues in the accompanying consolidated statements of operations for the three months ended September 30, 2019 and 2018 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended September 30,
	2019	2018
Customer 1	27%	25%
Customer 2	26%	25%
Customer 3	23%	23%
Customer 4	11%	13%

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The accompanying consolidated balance sheets as of September 30, 2019 and June 30, 2019 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the New Jersey Devils:

Reported in	September 30, 2019	June 30, 2019
Prepaid expenses	$1,000	$1,000
Other current assets	4,000	4,000
Other assets	36,000	36,000
	$41,000	$41,000

As of September 30, 2019, approximately 620 full-time and part-time employees, who represent approximately 76% of the
Company’s workforce, are subject to collective bargaining agreements (“CBAs”). As of September 30, 2019, approximately 58% of the Company’s workforce that is subject to a CBA is covered by a CBA that has expired. In addition, as of September 30, 2019, approximately 9% of the Company’s workforce that is subject to a CBA is covered by a CBA that expires within the next year.
Note 17. Subsequent Events
On October 11, 2019, MSGN L.P. entered into the 2019 Credit Agreement, which amended and restated the 2015 Credit Agreement in its entirety. The 2019 Credit Agreement provides MSGN L.P. with senior secured credit facilities consisting of: (i) an initial $1,100,000 term loan facility (the “2019 Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “2019 Revolving Credit Facility”). The borrowings outstanding under the 2015 Revolving Credit Facility as of September 30, 2019 were refinanced on a long-term basis with proceeds from the 2019 Credit Agreement. The maturity date of the 2019 Credit Agreement is October 11, 2024. Borrowings under the 2019 Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio) (the “2019 Base Rate”), or (ii) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total net leverage ratio) (the “2019 Eurodollar Rate”), provided that for the period following the effective date of the 2019 Credit Agreement until the delivery of the compliance certificate for the second full fiscal quarter of MSGN L.P. following the effective date, the additional rate used in calculating the floating rate will be (i) 0.50% per annum for borrowings bearing the 2019 Base Rate, and (ii) 1.50% per annum for borrowings bearing the 2019 Eurodollar Rate.
The principal repayments required under the 2019 Term Loan Facility are as follows:

Remainder of fiscal year ending June 30, 2020	$13,750
Fiscal year ending June 30, 2021	38,500
Fiscal year ending June 30, 2022	49,500
Fiscal year ending June 30, 2023	66,000
Fiscal year ending June 30, 2024	82,500
Thereafter	849,750
$1,100,000

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

•	the ability of our Distributors to maintain, or minimize declines in, subscriber levels;

•	the impact of subscribers selecting Distributors’ packages that do not include our networks or Distributors that do not carry our networks at all;

•	the security of our program signal and electronic data;

•	general economic conditions especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the on-ice and on-court performance of the professional sports teams whose games we carry;

•	the demand for advertising and sponsorship arrangements and viewer ratings for our networks;

•	competition, for example, from other regional sports networks;

•	the relocation or insolvency of professional sports teams with which we have a media rights agreement;

•	our ability to maintain, obtain or produce content, together with the cost of such content;

•	our ability to renew or replace our media rights agreements with professional sports teams;

•	the acquisition or disposition of assets and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws and changes in such regulations or laws, including with respect to the legalization of sports gaming;

•	the impact of sports league rules, regulations and/or agreements and changes thereto;

•	our dependence on The Madison Square Garden Company, AMC Networks Inc., and other third-party providers for the provision of certain services;

•	cybersecurity and similar risks which could result in the disclosure of confidential information, disruption of our business or damage to our brands and reputation;

•	our substantial debt and high leverage;

•	any reduction in our access to capital and credit markets or significant increases in costs to borrow;

•	financial community perceptions of our business, operations, financial condition and the industry in which we operate;

•	the tax-free treatment of the Distribution; and

•	the factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

The Company disclaims any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2019 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” or the “Company” refer collectively to MSG Networks Inc., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted. The Company owns and operates two regional sports and entertainment networks, MSG Network and MSG+. The Company operates and reports financial information in one segment.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited consolidated results of operations for the three months ended September 30, 2019 as compared with the three months ended September 30, 2018.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the three months ended September 30, 2019 as compared with the three months ended September 30, 2018.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses recently issued accounting pronouncements not yet adopted, as well as the results of the Company’s annual impairment testing of goodwill performed during the first quarter of fiscal year 2020. This section should be read together with our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2019 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements included therein.

Results of Operations
Comparison of the Three Months Ended September 30, 2019 versus the Three Months Ended September 30, 2018
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended September 30,				Increase (Decrease) in Net Income
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$160,981	100%	$164,464	100%	$(3,483)

Direct operating expenses	68,660	43%	66,655	41%	(2,005)
Selling, general and administrative expenses	22,320	14%	16,903	10%	(5,417)
Depreciation and amortization	1,727	1%	2,045	1%	318
Operating income	68,274	42%	78,861	48%	(10,587)
Other income (expense):
Interest income	1,928	1%	1,592	1%	336
Interest expense	(10,815)	(7)%	(11,922)	(7)%	1,107
Other components of net periodic benefit cost	(258)	NM	(405)	NM	147
	(9,145)	(6)%	(10,735)	(7)%	1,590
Income from operations before income taxes	59,129	37%	68,126	41%	(8,997)
Income tax expense	(16,062)	(10)%	(21,196)	(13)%	5,134
Net income	$43,067	27%	$46,930	29%	$(3,863)
_________________
NM – Percentage is not meaningful
Revenues
Revenues for the three months ended September 30, 2019 decreased $3,483, or 2%, to $160,981 as compared with the prior year period. The net decrease was attributable to the following:

Decrease in affiliation fee revenue	$(2,112)
Decrease in advertising revenue	(639)
Other net decreases	(732)
$(3,483)
The decrease in affiliation fee revenue was primarily due to the impact of a decrease in subscribers of 7% and, to a lesser extent, an unfavorable $700 affiliate adjustment recorded in the current year quarter, partially offset by higher affiliation rates.
The decrease in advertising revenue was primarily due to a lower net decrease in deferred revenue related to ratings guarantees.
Other net decreases were largely due to the absence in the current year quarter of revenues associated with certain services provided to Fuse Media, Inc.
Direct operating expenses
Direct operating expenses for the three months ended September 30, 2019 increased $2,005, or 3%, to $68,660 as compared with the prior year period due to higher rights fees expense of $1,844, principally as a result of contractual rate increases under the Company’s media rights agreements with professional sports teams.
Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2019 increased $5,417, or 32%, to $22,320 as compared with the prior year period primarily due to higher advertising and marketing costs, higher employee compensation and related benefits (including share-based compensation expense), as well as a higher professional fees. The overall increase includes $1,000 in professional fees in the current year quarter that are not indicative of the Company’s core expense base.
Operating income
Operating income for the three months ended September 30, 2019 decreased $10,587, or 13%, to $68,274 as compared with the prior year period primarily due to (as discussed above) higher selling, general and administrative expenses (including share-based compensation expense), lower revenues and, to a lesser extent, higher direct operating expenses.
Interest expense
Interest expense for the three months ended September 30, 2019 decreased $1,107, or 9%, to $10,815 as compared with the prior year period primarily due to a lower average principal balance under the Company’s term loan facility (see “Financing Agreements”), partially offset by higher average interest rates in the first quarter of fiscal year 2020 (3.7% as compared with 3.6%).
Income taxes
See Note 15 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on income taxes.
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
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Three Months Ended		Increase (Decrease) in Adjusted Operating Income
	September 30,
	2019	2018
Operating income	$68,274	$78,861	$(10,587)
Share-based compensation	4,659	3,676	983
Depreciation and amortization	1,727	2,045	(318)
Adjusted operating income	$74,660	$84,582	$(9,922)
Adjusted operating income for the three months ended September 30, 2019 decreased $9,922, or 12%, to $74,660 as compared with the prior year period primarily due to (as discussed above) higher selling, general and administrative expenses (excluding share-based compensation expense), lower revenues and, to a lesser extent, higher direct operating expenses.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our revolving credit facility. The Company amended and extended its prior credit agreement, dated September 28, 2015 (the “2015 Credit Agreement”), in its entirety on October 11, 2019. See “Financing Agreements” below. Our principal uses of cash are expected to include working capital-related items, capital spending, taxes, debt service, and the repurchase of shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”). The Company’s use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including $360,363 in cash and cash equivalents, as of September 30, 2019, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows, to fund our business operations, repurchase shares of the Company’s Class A Common Stock and service our outstanding term loan facility (see “Financing Agreements” below) over the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
On December 7, 2017, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. On August 29, 2019, the Board authorized a $300,000 increase to the stock repurchase authorization, which had $136,165 of availability remaining, bringing the total available repurchase authorization for Class A Common Stock to $436,165. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. Subsequent to quarter-end, pursuant to a modified Dutch auction tender offer, the Company settled the repurchase of approximately 15 million shares of Class A Common Stock for an aggregate purchase price of $250,168 which reduced the availability under its stock repurchase authorization to $185,997.
Financing Agreements
On October 11, 2019, MSGN Holdings, L.P. (“MSGN L.P.”), an indirect wholly-owned subsidiary of the Company through which the Company conducts substantially all of its operations, MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into an amended and restated credit agreement (the “2019 Credit Agreement”) with a syndicate of lenders. The 2019 Credit Agreement amends and restates the 2015 Credit Agreement in its entirety. As of September 30, 2019, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the applicable financial covenants.
The 2019 Credit Agreement provides MSGN L.P. with senior secured credit facilities consisting of: (a) an initial $1,100,000 term loan facility (the “2019 Term Loan Facility”) and (b) a $250,000 revolving credit facility (the “2019 Revolving Credit Facility”). Under the 2019 Credit Agreement, the maturity date of the facilities was extended to October 11, 2024. Proceeds from the 2019 Term Loan Facility were used by MSGN L.P. to repay outstanding indebtedness under the 2015 Credit Agreement. The 2019 Revolving Credit Facility, was undrawn on the effective date of the 2019 Credit Agreement and can be used to fund working capital needs and for other general corporate purposes.
The 2019 Credit Agreement generally requires MSGN L.P. to comply with a maximum total net leverage ratio of 5.50:1.00, subject to upward adjustment during the continuance of certain events. In addition, there is a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities, MSGN L.P. and the restricted subsidiaries of MSGN L.P.
All borrowings under the 2019 Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. The 2019 Term Loan Facility will amortize quarterly in accordance with its terms from March 30, 2020 through September 30, 2024 with a final maturity date on October 11, 2024.
See Notes 7 and 17 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the 2015 Credit Agreement and 2019 Credit Agreement.
Contractual Obligations
As more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, the Company’s contractual obligations not reflected on the consolidated balance sheet consist primarily of its obligations under media rights agreements.

In addition, see Note 17 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for the principal repayments required under the Company’s 2019 Term Loan Facility.
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2019 decreased by $5,829 to $57,149 as compared with the prior year period. This decrease was primarily driven by lower income from operations before taxes, partially offset by lower income taxes paid as compared with the prior year period.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2019 increased by $403 to $1,233 as compared with the prior year period due to higher capital expenditures in the current year period.
Financing Activities
Net cash provided by financing activities for the three months ended September 30, 2019 was $78,024 as compared with net cash used in financing activities in the prior year period of $97,408. This change is primarily due to proceeds received from borrowings under the 2015 Revolving Credit Facility and lower principal repayments on the Company’s 2015 Term Loan Facility made in the current year period.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses, and subsequent ASUs that amended the application of ASU No. 2016-13, which introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, the Company will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
In March 2019, the FASB issued ASU No. 2019-02, Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, which amends Accounting Standards Codification (“ASC”) Subtopic 920-350 to align the accounting for production costs of an episodic television series with that for the costs of producing films. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The standard is to be applied prospectively to all periods presented. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Critical Accounting Policies
The following discussion has been included to provide the results of the Company’s annual impairment testing of goodwill performed during the first quarter of fiscal year 2020. There have been no other material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2019.

Goodwill
The goodwill balance reported on the Company’s consolidated balance sheet as of September 30, 2019 is $424,508. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not need to perform the quantitative goodwill impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the Company would perform the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
The Company has one reporting unit for evaluating goodwill impairment. During the first quarter of fiscal year 2020, the Company performed its annual impairment test of goodwill by comparing the fair value of its reporting unit with its carrying value. As the Company’s reporting unit had a negative carrying value of net assets, there was no impairment of goodwill identified.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures on this matter made in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 6. Exhibits
(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Amended and Restated Credit Agreement, dated as of October 11, 2019, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 15, 2019).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of November, 2019.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer