Form 10-Q
period 2019-12-31
MSG NETWORKS INC.
filed 2020-02-04
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of January 31, 2020:

Class A Common Stock par value $0.01 per share	—	46,577,807
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2019	June 30, 2019
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$115,914	$226,423
Accounts receivable, net	107,477	108,349
Related party receivables, net	21,018	16,091
Prepaid income taxes	12,235	1,968
Prepaid expenses	6,161	2,003
Other current assets	4,449	5,286
Total current assets	267,254	360,120
Property and equipment, net	8,503	9,302
Amortizable intangible assets, net	32,013	33,743
Goodwill	424,508	424,508
Operating lease right-of-use assets	13,852	—
Other assets	38,631	39,226
Total assets	$784,761	$866,899

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$569	$907
Related party payables	1,161	941
Current portion of long-term debt	26,237	111,789
Current portion of operating lease liabilities	4,689	—
Accrued liabilities:
Employee related costs	9,490	15,466
Other accrued liabilities	11,485	13,898
Deferred revenue	826	185
Total current liabilities	54,457	143,186
Long-term debt, net of current portion	1,067,902	906,228
Long-term operating lease liabilities	11,438	—
Defined benefit and other postretirement obligations	24,480	25,834
Other employee related costs	4,981	4,713
Other liabilities	148	2,310
Deferred tax liability	244,367	243,396
Total liabilities	1,407,773	1,325,667
Commitments and contingencies (see Note 9)
Stockholders' Deficiency:
Class A Common Stock, par value $0.01, 360,000 shares authorized; 46,578 and 61,287 shares outstanding as of December 31, 2019 and June 30, 2019, respectively	643	643
Class B Common Stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of December 31, 2019 and June 30, 2019	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	3,650	9,916
Treasury stock, at cost, 17,681 and 2,972 shares as of December 31, 2019 and June 30, 2019, respectively	(417,162)	(179,561)
Accumulated deficit	(202,982)	(282,414)
Accumulated other comprehensive loss	(7,297)	(7,488)
Total stockholders' deficiency	(623,012)	(458,768)
Total liabilities and stockholders' deficiency	$784,761	$866,899

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenues	$187,730	$192,914	$348,711	$357,378

Direct operating expenses (including related party expenses of $39,884 and $38,211 for the three months ended December 31, 2019 and 2018, respectively, and $78,887 and $76,303 for the six months ended December 31, 2019 and 2018, respectively)	84,065	81,470	152,725	148,125
Selling, general and administrative expenses (including related party expenses of $8,826 and $8,645 for the three months ended December 31, 2019 and 2018, respectively, and $12,017 and $11,725 for the six months ended December 31, 2019 and 2018, respectively)	32,022	31,294	54,342	48,197
Depreciation and amortization	1,680	1,800	3,407	3,845
Operating income	69,963	78,350	138,237	157,211
Other income (expense):
Interest income	906	1,422	2,834	3,014
Interest expense	(9,934)	(11,693)	(20,749)	(23,615)
Debt refinancing expense	(2,764)	—	(2,764)	—
Other components of net periodic benefit cost	(258)	(413)	(516)	(818)
	(12,050)	(10,684)	(21,195)	(21,419)
Income from operations before income taxes	57,913	67,666	117,042	135,792
Income tax expense	(17,949)	(23,828)	(34,011)	(45,024)
Net income	$39,964	$43,838	$83,031	$90,768

Earnings per share:
Basic	$0.66	$0.58	$1.23	$1.21
Diluted	$0.66	$0.58	$1.22	$1.20
Weighted-average number of common shares outstanding:
Basic	60,452	75,079	67,758	74,987
Diluted	60,825	75,737	68,144	75,715

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income	$39,964	$43,838	$83,031	$90,768
Other comprehensive income (loss) before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	134	119	268	238
Amortization of prior service credit included in net periodic benefit cost	(1)	(2)	(2)	(4)
Settlement gain	—	—	—	(8)
Other comprehensive income before income taxes	133	117	266	226
Income tax expense related to items of other comprehensive income	(39)	(32)	(75)	(64)
Other comprehensive income	94	85	191	162
Comprehensive income	$40,058	$43,923	$83,222	$90,930

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net income	$83,031	$90,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,407	3,845
Amortization of deferred financing costs	1,188	1,501
Debt refinancing expense	455	—
Share-based compensation expense	10,099	9,287
Provision for doubtful accounts	(104)	12
Change in assets and liabilities:
Accounts receivable, net	969	1,672
Related party receivables, net	(4,920)	(8,675)
Prepaid expenses and other assets	(3,134)	(1,266)
Accounts payable	(338)	(838)
Related party payables, including payable to MSG	220	371
Prepaid/payable for income taxes	(10,267)	(5,379)
Accrued and other liabilities	(8,122)	(4,934)
Deferred revenue	641	(2,720)
Deferred income taxes	896	6,811
Net cash provided by operating activities	74,021	90,455
Cash flows from investing activities:
Capital expenditures	(1,758)	(1,674)
Investment in nonconsolidated entity	—	(2,000)
Net cash used in investing activities	(1,758)	(3,674)
Cash flows from financing activities:
Principal repayments on term loan facilities (see Note 7)	(21,250)	(112,500)
Proceeds from senior secured credit facilities (see Note 7)	100,000	—
Payments for financing costs	(3,969)	—
Share repurchase costs	(253,318)	—
Taxes paid in lieu of shares issued for share-based compensation	(4,235)	(5,000)
Net cash used in financing activities	(182,772)	(117,500)
Net decrease in cash and cash equivalents	(110,509)	(30,719)
Cash and cash equivalents at beginning of period	226,423	205,343
Cash and cash equivalents at end of period	$115,914	$174,624

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of September 30, 2019	$779	$—	$(417,691)	$(242,946)	$(7,391)	$(667,249)
Net income	—	—	—	39,964	—	39,964
Other comprehensive income	—	—	—	—	94	94
Comprehensive income						40,058
Share-based compensation expense	—	5,440	—	—	—	5,440
Repurchases of Class A Common Stock	—	—	115	—	—	115
Tax withholding associated with shares issued for share-based compensation	—	(1,376)	—	—	—	(1,376)
Shares issued upon distribution of Restricted Stock Units	—	(414)	414	—	—	—
Balance as of December 31, 2019	$779	$3,650	$(417,162)	$(202,982)	$(7,297)	$(623,012)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of September 30, 2018	$779	$—	$(182,714)	$(421,666)	$(6,623)	$(610,224)
Net income	—	—	—	43,838	—	43,838
Other comprehensive income	—	—	—	—	85	85
Comprehensive income						43,923
Share-based compensation expense	—	5,611	—	—	—	5,611
Tax withholding associated with shares issued for share-based compensation	—	(1,342)	—	—	—	(1,342)
Shares issued upon distribution of Restricted Stock Units	—	(3,153)	3,153	—	—	—
Balance as of December 31, 2018	$779	$1,116	$(179,561)	$(377,828)	$(6,538)	$(562,032)

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2019	$779	$9,916	$(179,561)	$(282,414)	$(7,488)	$(458,768)
Net income	—	—	—	83,031	—	83,031
Other comprehensive income	—	—	—	—	191	191
Comprehensive income						83,222
Share-based compensation expense	—	10,099	—	—	—	10,099
Repurchases of Class A Common Stock	—	—	(253,330)	—	—	(253,330)
Tax withholding associated with shares issued for share-based compensation	—	(4,235)	—	—	—	(4,235)
Shares issued upon distribution of Restricted Stock Units	—	(12,130)	15,729	(3,599)	—	—
Balance as of December 31, 2019	$779	$3,650	$(417,162)	$(202,982)	$(7,297)	$(623,012)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2018	$779	$4,067	$(195,881)	$(460,007)	$(6,700)	$(657,742)
Net income	—	—	—	90,768	—	90,768
Other comprehensive income	—	—	—	—	162	162
Comprehensive income						90,930
Share-based compensation expense	—	9,287	—	—	—	9,287
Tax withholding associated with shares issued for share-based compensation	—	(4,879)	—	—	—	(4,879)
Shares issued upon distribution of Restricted Stock Units	—	(7,359)	16,320	(8,961)	—	—
Cumulative effect of adoption of ASC 606	—	—	—	372	—	372
Balance as of December 31, 2018	$779	$1,116	$(179,561)	$(377,828)	$(6,538)	$(562,032)

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
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. The financial statements as of December 31, 2019 and for the three and six months ended December 31, 2019 and 2018 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.
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
Investment in Nonconsolidated Entity
The Company’s investment in a nonconsolidated entity, which is included in other assets in the accompanying consolidated balance sheets, does not have a readily determinable fair value. As such, the Company has elected to account for it at cost, which would be adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for an identical or a similar investment of the same issuer (referred to as the measurement alternative method). Investments accounted for under the measurement alternative method are classified within Level III of the fair value hierarchy. As of December 31, 2019, the carrying amount of the Company’s equity investment in the nonconsolidated entity was $2,000, and the Company did not identify any potential adjustments to the cost of its investment.

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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions to the general approach in ASC Topic 740 and includes methods of simplification to the existing guidance. This standard will be effective for the Company beginning in the first quarter of fiscal year 2022, with early adoption permitted. The standard is to be applied prospectively to all periods presented. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
Affiliation fee revenue constituted at least 90% of the Company’s consolidated revenues for the six months ended December 31, 2019, however, given the timing of advertising revenue as stated above, affiliation fee revenue constituted less

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

than 90% of consolidated revenues for the three months ended December 31, 2019. Substantially all of the Company’s affiliation agreements are sales-based and usage-based royalty arrangements, which are recognized as the sale or usage occurs. The transaction price is represented by affiliation fees that are generally based upon contractual rates applied to the number of the Distributor’s subscribers who receive or can receive the Company’s programming. Such subscriber information is generally not received until after the close of the reporting period, and in these cases, the Company estimates the number of subscribers. Historical adjustments to recorded estimates have not been material.
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
Transaction Price Allocated to Future Performance Obligations
Substantially all of the Company’s affiliation agreements are licenses of functional intellectual property where revenue is derived from sales-based and usage-based royalty arrangements, and generally the Company’s advertising arrangements either do not exceed one year or are primarily multi-year media banks, the elements of which are agreed upon each year. For these types of arrangements, the Company applies a practical expedient that allows it to omit disclosure of the aggregate amount of consideration the Company expects to receive in exchange for transferring services to a customer (transaction price) that is allocated to performance obligations that have not yet been satisfied. As of December 31, 2019, the aggregate amount of transaction price allocated to remaining performance obligations, other than for contracts that the Company has applied the practical expedient, was $12,567, of which $11,191 will be recognized through fiscal year 2023 and $1,376 thereafter.
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
The following table provides information about current contract balances from contracts with customers:

	December 31, 2019	June 30, 2019
Accounts receivable (including advertising receivable included in related party receivables, net)	$135,382	$130,422
Contract asset, short-term (included in other current assets)	—	839
Deferred revenue, short-term	826	185
Deferred revenue, long-term (included in other liabilities)	150	230

The amount of revenue recognized for the six months ended December 31, 2019 related to deferred revenue (contract liability) recorded as of June 30, 2019 was approximately $25.
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
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Weighted-average number of shares for basic EPS	60,452	75,079	67,758	74,987
Dilutive effect of shares issuable under share-based compensation plans	373	658	386	728
Weighted-average number of shares for diluted EPS	60,825	75,737	68,144	75,715
Anti-dilutive shares	2,981	316	2,602	444

Note 5. Goodwill and Amortizable Intangible Assets
During the first quarter of fiscal year 2020, the Company performed its annual impairment test of goodwill. As the Company’s one reporting unit had a negative carrying value of net assets, there was no impairment of goodwill identified.
The Company’s intangible assets subject to amortization are as follows:

	December 31, 2019	June 30, 2019
Affiliate relationships	$83,044	$83,044
Less: accumulated amortization	(51,031)	(49,301)
	$32,013	$33,743

Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets was $865 for the three months ended December 31, 2019 and 2018, and $1,730 for the six months ended December 31, 2019 and 2018.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Note 6. Property and Equipment
As of December 31, 2019 and June 30, 2019, property and equipment consisted of the following assets:

	December 31, 2019	June 30, 2019
Equipment	$37,280	$35,642
Furniture and fixtures	1,726	1,726
Leasehold improvements	18,624	18,505
Construction in progress	179	1,058
	57,809	56,931
Less: accumulated depreciation and amortization	(49,306)	(47,629)
	$8,503	$9,302
Depreciation and amortization expense on property and equipment was $815 and $935 for the three months ended December 31, 2019 and 2018, respectively, and $1,677 and $2,115 for the six months ended December 31, 2019 and 2018.
Note 7. Debt
Former Senior Secured Credit Facilities
On September 28, 2015, MSGN Holdings L.P. (“MSGN L.P.”), an indirect wholly-owned subsidiary of the Company through which the Company conducts substantially all of its operations, MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “Former Credit Agreement”) with a syndicate of lenders. The Former Credit Agreement provided MSGN L.P. with senior secured credit facilities (the “Former Senior Secured Credit Facilities”) that consisted of: (a) an initial $1,550,000 term loan facility (the “Former Term Loan Facility”) and (b) a $250,000 revolving credit facility (the “Former Revolving Credit Facility”).
Amended and Restated Senior Secured Credit Facilities
On October 11, 2019, MSGN L.P., the Holdings Entities and certain subsidiaries of MSGN L.P. amended and restated the Former Credit Agreement in its entirety (the “Credit Agreement”). The Credit Agreement provides MSGN L.P. with senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of: (i) an initial $1,100,000 term loan facility (the “Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “Revolving Credit Facility”), each with a term of five years. Proceeds from the Term Loan Facility were used by MSGN L.P. to repay outstanding indebtedness under the Former Credit Agreement. Up to $35,000 of the Revolving Credit Facility is available for the issuance of letters of credit. Subject to the satisfaction of certain conditions and limitations, the Credit Agreement allows for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans.
Borrowings under the Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio) (the “Base Rate”), or (ii) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total net leverage ratio) (the “Eurodollar Rate”), provided that for the period following the effective date of the Credit Agreement until the delivery of the compliance certificate for the second full fiscal quarter of MSGN L.P. following the effective date, the additional rate used in calculating the floating rate will be (i) 0.50% per annum for borrowings bearing the Base Rate, and (ii) 1.50% per annum for borrowings bearing the Eurodollar Rate. Upon a payment default in respect of principal, interest or other amounts due and payable under the Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30% (determined based on a total net leverage ratio) in respect of the average daily unused commitments under the Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of December 31, 2019, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the applicable financial covenants. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2019, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000.
The Term Loan Facility amortizes quarterly in accordance with its terms beginning March 31, 2020 through September 30, 2024 with a final maturity date on October 11, 2024.
As of December 31, 2019, the principal repayments required under the Term Loan Facility are as follows:

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
In addition to the financial covenants discussed above, the Credit Agreement and the related security agreement contains certain customary representations and warranties, affirmative covenants, and events of default. The Credit Agreement contains certain restrictions on the ability of MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) changing their lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The Holdings Entities are also subject to customary passive holding company covenants.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company is amortizing deferred financing costs of the Term Loan Facility using the effective interest method over its five-year term. The following table summarizes the presentation of the Term Loan Facility and the Former Term Loan Facility, and the related deferred financing costs, in the accompanying consolidated balance sheets as of December 31, 2019 and June 30, 2019:

	Term Loan Facilities	Deferred Financing Costs	Net
December 31, 2019
Current portion of long-term debt	$27,500	$(1,263)	$26,237
Long-term debt, net of current portion	1,072,500	(4,598)	1,067,902
Total	$1,100,000	$(5,861)	$1,094,139
June 30, 2019
Current portion of long-term debt	$114,375	$(2,586)	$111,789
Long-term debt, net of current portion	906,875	(647)	906,228
Total	$1,021,250	$(3,233)	$1,018,017

In addition, the Company has recorded deferred financing costs related to the Revolving Credit Facility and the Former Revolving Credit Facility in the accompanying consolidated balance sheets as summarized in the following table:

	December 31, 2019	June 30, 2019
Other current assets	$344	$417
Other assets	1,289	104

Total amortization expense was $1,188 and $1,501 during the six months ended December 31, 2019 and 2018, respectively, and is included in interest expense in the accompanying consolidated statements of operations.
The Company made interest payments under the Credit Agreement and Former Credit Agreement of $19,405 and $22,243 during the six months ended December 31, 2019 and 2018, respectively.
Note 8. Leases
The Company has various operating leases for office and studio space, as well as equipment, expiring at various dates through 2024. The Company currently has no finance leases. Some leases include options to extend the lease term or terminate the lease prior to the end of the lease term. The exercise of lease renewal options is generally at the Company’s discretion. The depreciable life of leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.
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
Operating lease cost consists of the following:

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Operating lease cost	$1,372	$2,744
Variable lease cost	728	781
Total operating lease cost	$2,100	$3,525

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the weighted-average remaining lease term and discount rate for operating leases:

December 31, 2019
Weighted-average discount rate for operating leases	3.29%
Weighted-average remaining operating lease term in years	3.82

As of December 31, 2019, the maturities of the Company’s operating lease liabilities are as follows:

Remainder of fiscal year ending June 30, 2020	$2,919
Fiscal year ending June 30, 2021	4,374
Fiscal year ending June 30, 2022	3,672
Fiscal year ending June 30, 2023	3,379
Fiscal year ending June 30, 2024	2,816
Thereafter	—
Total undiscounted operating lease payments	17,160
Less: imputed interest	1,033
Total operating lease liabilities	16,127
Less: current portion of operating lease liabilities	4,689
Non-current operating lease liabilities	$11,438

Supplemental cash flow information related to operating leases:

Six Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,830
Cash paid for variable lease payments not included in measurement of operating lease liabilities	481
Total	$3,311

Note 9. Commitments and Contingencies
Commitments
As more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, the Company’s contractual obligations not reflected on the consolidated balance sheets consist primarily of its obligations under media rights agreements.
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
The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
December 31, 2019
Assets:
Money market accounts	$17,817	$—	$—	$17,817
Time deposits	96,452	—	—	96,452
Total assets measured at fair value	$114,269	$—	$—	$114,269
June 30, 2019
Assets:
Money market accounts	$17,619	$—	$—	$17,619
Time deposits	201,524	—	—	201,524
Total assets measured at fair value	$219,143	$—	$—	$219,143

Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company’s long-term debt (see Note 7) was approximately $1,089,000 as of December 31, 2019. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable.
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
Components of net periodic benefit cost for the three and six months ended December 31, 2019 and 2018 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Service cost	$121	$111	$13	$18
Other components of net periodic benefit cost:
Interest cost	354	402	15	38
Expected return on plan assets	(244)	(144)	—	—
Recognized actuarial loss (a)	134	119	—	—
Amortization of unrecognized prior service credit (a)	—	—	(1)	(2)
Net periodic benefit cost	$365	$488	$27	$54

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Service cost	$242	$222	$26	$36
Other components of net periodic benefit cost:
Interest cost	708	804	30	76
Expected return on plan assets	(488)	(288)	—	—
Recognized actuarial loss (a)	268	238	—	—
Amortization of unrecognized prior service credit (a)	—	—	(2)	(4)
Settlement gain (a)	—	(8)	—	—
Net periodic benefit cost	$730	$968	$54	$108

(a) Reflects amounts reclassified from accumulated other comprehensive loss to other components of net periodic benefit cost in the accompanying consolidated statements of operations.
In addition, as more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, the Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and participates in The Madison Square Garden 401(k) Savings Plan, formerly the MSG Holdings, L.P. 401(k) Savings Plan, a multiple employer plan (together, the “Savings Plans”). Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $284 and $279 for the three months ended December 31, 2019 and 2018, respectively, and $529 and $508 for the six months ended December 31, 2019 and 2018, respectively.
Note 12. Share-based Compensation
See Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for more information regarding (i) the MSG Networks Inc. 2010 Employee Stock Plan, as amended (the “Employee Stock Plan”), and (ii) the MSG Networks Inc. 2010 Stock Plan For Non-Employee Directors (the “Non-Employee Director Plan”), as amended. On December 6, 2019, the Company’s stockholders amended the Non-Employee Director Plan to increase the shares available for issuance thereunder to 400 and to extend the expiration date to December 6, 2029.
Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $5,440 and $5,611 for the three months ended December 31, 2019 and 2018, respectively, and $10,099 and $9,287 for the six months ended December 31, 2019 and 2018, respectively.
Non-Qualified Stock Options (“NQSOs”) Award Activity
The following table summarizes activity relating to holders of the Company’s NQSOs for the six months ended December 31, 2019:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting NQSOs	Performance Based Vesting NQSOs
Balance as of June 30, 2019	1,277	1,277	$20.87	5.52	$3,132
Granted(a)	556	557	14.33
Balance as of December 31, 2019	1,833	1,834	18.88	5.67	3,422
Exercisable as of December 31, 2019	924	536	$19.07	4.54	$—

(a) Includes incremental shares of performance based NQSOs that were historically reported at a target payout of 100%. Upon meeting the performance objective, the number of performance based NQSOs vested at a payout of 100.3% of target.
Nonperformance based vesting NQSOs granted under the Employee Stock Plan during the six months ended December 31, 2019 are subject to three-year ratable vesting. Performance based vesting NQSOs granted under the Employee Stock Plan

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

during the six months ended December 31, 2019 are subject to three-year cliff vesting and the achievement of certain Company performance criteria. These NQSOs have an expiration period of 7.5 years. The Company calculated the fair value of these NQSOs on the date of grant using the Black-Scholes option pricing model, which resulted in a grant date fair value of $4.32 per NQSO.
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
The aggregate intrinsic value is calculated for in-the-money NQSOs as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) at December 31, 2019 and June 30, 2019, as applicable.
Restricted Share Units Award Activity
The following table summarizes activity relating to holders of the Company’s RSUs for the six months ended December 31, 2019:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance as of June 30, 2019	541	836	$23.08
Granted(a)	388	316	14.51
Vested	(328)	(279)	20.62
Forfeited	(2)	(3)	19.14
Unvested award balance as of December 30, 2019	599	870	$20.00

(a) Includes incremental shares of performance based RSUs that were historically reported at a target payout of 100%. Upon meeting the performance objective, the number of performance based RSUs vested at a payout of 100.3% of target.
Nonperformance based vesting RSUs granted under the Employee Stock Plan during the six months ended December 31, 2019 are subject to three-year ratable vesting and RSUs granted under the Non-Employee Director Plan vest upon date of grant. Performance based vesting RSUs granted under the Employee Stock Plan during the six months ended December 31, 2019 are subject to three-year cliff vesting. RSUs granted under the Employee Stock Plan and Non-Employee Director Plan will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee of the Board of Directors, in cash. RSUs granted under the Non-Employee Director Plan will settle on the first business day after ninety days from the date the director’s service on the Board of Directors (the “Board”) ceases or, if earlier, upon the director’s death.
The fair value of RSUs that vested during the six months ended December 31, 2019 was $9,659. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company’s treasury shares. To fulfill the employees’ statutory tax withholding obligations for the applicable income and other employment taxes, 264 of these RSUs, with an aggregate value of $4,235 were retained by the Company and the taxes paid during the six months ended December 31, 2019 are reflected as a financing activity in the accompanying consolidated statement of cash flows.
Note 13. Stock Repurchase Program
On December 7, 2017, the Company’s Board authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. On August 29, 2019, the Board authorized a $300,000 increase to the stock repurchase authorization, which had

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

$136,165 of availability remaining, bringing the total available repurchase authorization for Class A Common Stock to $436,165 as of that date. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors.
On October 3, 2019, the Company settled its modified Dutch auction tender offer (the “Tender Offer”) and repurchased 14,980 shares of its Class A Common Stock, at a price of $16.70 per share, for an aggregate purchase price of $250,168. The purchase price of these shares, and the fees relating to the Tender Offer, have been classified as Treasury stock in the accompanying consolidated balance sheet as of December 31, 2019. As of December 31, 2019, the Company had $185,997 of availability remaining under its stock repurchase authorization.
Note 14. Related Party Transactions
As of December 31, 2019, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group (collectively, the “Dolan Family Group”), collectively beneficially own all of the Company’s outstanding Class B common stock, par value $0.01 per share (“Class B Common Stock”) and own approximately 6.3% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 76.1% of the aggregate voting power of the Company’s outstanding common stock. The Dolan Family Group also controls MSG and AMC Networks Inc. (“AMC Networks”).
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
The Company has various agreements with MSG, including media rights agreements covering the New York Knicks (the “Knicks”) and the New York Rangers (the “Rangers”) games, an advertising sales representation agreement, a trademark license agreement, a tax disaffiliation agreement, and certain other arrangements, including a services agreement (the “Services Agreement”) pursuant to which the Company outsources certain business functions to MSG. These services currently include information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and, internal audit, as well as certain executive support services described above. The Company provides certain services to MSG pursuant to the Services Agreement. The Services Agreement expired on June 30, 2019. The Company entered into an interim agreement with MSG, pursuant to which each party provides the other with the services on the same terms. The Company expects to enter into a new services agreement which will be retroactive to July 1, 2019.
The Company has also entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.
Related Party Transactions
Rights Fees
The Company’s media rights agreements with the Knicks and the Rangers, effective as of July 1, 2015, provide the Company with exclusive media rights to the teams’ games in their local markets. Rights fees included in the accompanying consolidated statements of operations for the three months ended December 31, 2019 and 2018 were $38,611 and $37,094, respectively, and $76,631 and $73,652 for the six months ended December 31, 2019 and 2018, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Origination, Master Control and Technical Services
AMC Networks provides certain origination, master control, and technical services to the Company. Amounts incurred by the Company for the three months ended December 31, 2019 and 2018 were $1,161 and $790, respectively, and $2,322 and $2,310 for the six months ended December 31, 2019 and 2018, respectively.
Commission
The Company’s advertising sales representation agreement with MSG, which has a term through June 30, 2022, provides for MSG to act as the Company’s advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The amounts incurred by the Company for the three months ended December 31, 2019 and 2018 were $6,088 and $6,038, respectively, and $6,424 and $6,445 for the six months ended December 31, 2019 and 2018, respectively.
General and Administrative Expenses
Amounts incurred by the Company for expenses associated with the Services Agreement, net, amounted to $2,657 and $2,573 for the three months ended December 31, 2019 and 2018, respectively, and $5,314 and $5,145 for the six months ended December 31, 2019 and 2018, respectively.
Other Operating Expenses
The Company and its related parties enter into other transactions with each other in the ordinary course of business. Net amounts incurred by the Company for other related party transactions amounted to $193 and $361 for the three months ended December 31, 2019 and 2018, respectively, and $213 and $476 for the six months ended December 31, 2019 and 2018, respectively.
Note 15. Income Taxes
Income tax expense for the three months ended December 31, 2019 of $17,949 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $4,988.
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
Income tax expense for the six months ended December 31, 2019 of $34,011 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $9,828, partially offset by excess tax benefit related to share-based payment awards of $1,590.
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
The Company made cash income tax payments (net) of $43,387 and $43,595 for the six months ended December 31, 2019 and 2018, respectively.
The Company was notified during the fourth quarter of fiscal year 2017 that the State of New York was commencing an examination of the Company’s New York State income tax returns as filed for the tax years ended December 31, 2013 and 2014. In January 2020, the Company closed the examination with no material changes to the tax returns as filed.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Note 16. Concentrations of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of December 31, 2019 and June 30, 2019 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	December 31, 2019	June 30, 2019
Customer A	25%	25%
Customer B	24%	25%
Customer C	24%	23%
Customer D	13%	14%
Revenues in the accompanying consolidated statements of operations for the three and six months ended December 31, 2019 and 2018 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Customer 1	24%	23%	26%	24%
Customer 2	22%	21%	23%	23%
Customer 3	20%	19%	21%	21%
Customer 4	8%	10%	9%	11%

The accompanying consolidated balance sheets as of December 31, 2019 and June 30, 2019 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the New Jersey Devils:

Reported in	December 31, 2019	June 30, 2019
Prepaid expenses	$3,000	$1,000
Other current assets	4,000	4,000
Other assets	35,000	36,000
	$42,000	$41,000

As of December 31, 2019, approximately 490 full-time and part-time employees, who represent approximately 73% of the Company’s workforce, are subject to collective bargaining agreements (“CBAs”). As of December 31, 2019, approximately 48% of the Company’s workforce that is subject to a CBA is covered by a CBA that has expired. In addition, as of December 31, 2019, approximately 18% of the Company’s workforce that is subject to a CBA is covered by a CBA that expires within the next year.

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

•	the ability of our Distributors to maintain, or minimize declines in, subscriber levels;

•	the impact of subscribers selecting Distributors’ packages that do not include our networks or Distributors that do not carry our networks at all;

•	the security of our program signal and electronic data;

•	general economic conditions especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the on-ice and on-court performance of the professional sports teams whose games we carry;

•	the demand for advertising and sponsorship arrangements and viewer ratings for our networks;

•	competition, for example, from other regional sports networks;

•	the relocation or insolvency of professional sports teams with which we have a media rights agreement;

•	our ability to maintain, obtain or produce content, together with the cost of such content;

•	our ability to renew or replace our media rights agreements with professional sports teams;

•	the acquisition or disposition of assets and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws and changes in such regulations or laws, including with respect to the legalization of sports gaming;

•	the impact of sports league rules, regulations and/or agreements and changes thereto;

•	our dependence on The Madison Square Garden Company, AMC Networks Inc., and other third-party providers for the provision of certain services;

•	cybersecurity and similar risks which could result in the disclosure of confidential information, disruption of our business or damage to our brands and reputation;

•	our substantial debt;

•	any reduction in our access to capital and credit markets or significant increases in costs to borrow;

•	financial community perceptions of our business, operations, financial condition and the industry in which we operate;

•	the tax-free treatment of the Distribution; and

•	the factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

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
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited consolidated results of operations for the three and six months ended December 31, 2019 as compared with the three and six months ended December 31, 2018.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the six months ended December 31, 2019 as compared with the six months ended December 31, 2018.
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

Results of Operations
Comparison of the Three Months Ended December 31, 2019 versus the Three Months Ended December 31, 2018
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended December 31,				Increase (Decrease) in Net Income
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$187,730	100%	$192,914	100%	$(5,184)

Direct operating expenses	84,065	45%	81,470	42%	(2,595)
Selling, general and administrative expenses	32,022	17%	31,294	16%	(728)
Depreciation and amortization	1,680	1%	1,800	1%	120
Operating income	69,963	37%	78,350	41%	(8,387)
Other income (expense):
Interest income	906	NM	1,422	1%	(516)
Interest expense	(9,934)	(5)%	(11,693)	(6)%	1,759
Debt refinancing expense	(2,764)	(1)%	—	NM	(2,764)
Other components of net periodic benefit cost	(258)	NM	(413)	NM	155
	(12,050)	(6)%	(10,684)	(6)%	(1,366)
Income from operations before income taxes	57,913	31%	67,666	35%	(9,753)
Income tax expense	(17,949)	(10)%	(23,828)	(12)%	5,879
Net income	$39,964	21%	$43,838	23%	$(3,874)
_________________
NM – Percentage is not meaningful
Revenues
Revenues for the three months ended December 31, 2019 decreased $5,184, or 3%, to $187,730 as compared with the prior year period. The net decrease was attributable to the following:

Decrease in affiliation fee revenue	$(3,071)
Decrease in advertising revenue	(1,406)
Other net decreases	(707)
$(5,184)
The decrease in affiliation fee revenue was primarily due to the impact of a decrease in subscribers of approximately 8%, partially offset by the impact of higher affiliation rates and, to a lesser extent, a favorable $2,300 affiliate adjustment recorded in the current year quarter.
The decrease in advertising revenue was primarily due to a lower net decrease in deferred revenue related to ratings guarantees and the impact of fewer live professional sports telecasts as compared with the prior year period, partially offset by higher per-game sales from the telecast of live professional sports programming and other net advertising increases, primarily from the Company’s non-ratings based advertising initiatives.
Other net decreases were largely due to the absence in the current year quarter of revenues associated with certain services provided to Fuse Media, Inc.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2019 increased $2,595, or 3%, to $84,065 as compared with the prior year period due to higher rights fees expense of $2,407, principally as a result of contractual rate increases under the Company’s media rights agreements with professional sports teams.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2019 increased $728, or 2%, to $32,022 as compared with the prior year period due to higher advertising and marketing costs, as well as higher professional fees and other cost increases, partially offset by lower employee compensation and related benefits (including share-based compensation expense). The overall increase includes $600 in expenses in the current year quarter that are not indicative of the Company’s core expense base.
Operating income
Operating income for the three months ended December 31, 2019 decreased $8,387, or 11%, to $69,963 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues, higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses (including share-based compensation expense).
Interest expense
Interest expense for the three months ended December 31, 2019 decreased $1,759, or 15%, to $9,934 as compared with the prior year period primarily due to lower average interest rates for the three months ended December 31, 2019 (3.3% as compared with 3.8% in the prior year).
Debt refinancing expense
Debt refinancing expense was approximately $2,764 for the three months ended December 31, 2019 related to refinancing of the Company’s senior secured credit facilities. See Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the refinancing of the Company’s senior secured credit facilities.
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
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Three Months Ended		Decrease in Adjusted Operating Income
	December 31,
	2019	2018
Operating income	$69,963	$78,350	$(8,387)
Share-based compensation	5,440	5,611	(171)
Depreciation and amortization	1,680	1,800	(120)
Adjusted operating income	$77,083	$85,761	$(8,678)

Adjusted operating income for the three months ended December 31, 2019 decreased $8,678, or 10%, to $77,083 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues, higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses (excluding share-based compensation expense).
Results of Operations
Comparison of the Six Months Ended December 31, 2019 versus the Six Months Ended December 31, 2018
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Six Months Ended December 31,				Increase (Decrease) in Net Income
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$348,711	100%	$357,378	100%	$(8,667)

Direct operating expenses	152,725	44%	148,125	41%	(4,600)
Selling, general and administrative expenses	54,342	16%	48,197	13%	(6,145)
Depreciation and amortization	3,407	1%	3,845	1%	438
Operating income	138,237	40%	157,211	44%	(18,974)
Other income (expense):
Interest income	2,834	1%	3,014	1%	(180)
Interest expense	(20,749)	(6)%	(23,615)	(7)%	2,866
Debt refinancing expense	(2,764)	(1)%	—	NM	(2,764)
Other components of net periodic benefit cost	(516)	NM	(818)	NM	302
	(21,195)	(6)%	(21,419)	(6)%	224
Income from operations before income taxes	117,042	34%	135,792	38%	(18,750)
Income tax expense	(34,011)	(10)%	(45,024)	(13)%	11,013
Net income	$83,031	24%	$90,768	25%	$(7,737)
_________________
NM – Percentage is not meaningful
Revenues
Revenues for the six months ended December 31, 2019 decreased $8,667, or 2%, to $348,711 as compared with the prior year period. The net decrease was attributable to the following:

Decrease in affiliation fee revenue	$(5,183)
Decrease in advertising revenue	(2,044)
Other net decreases	(1,440)
$(8,667)
The decrease in affiliation fee revenue was primarily due to the impact of a decrease in subscribers of approximately 8%, partially offset by the impact of higher affiliation rates and, to a lesser extent, a net favorable $1,700 affiliate adjustment recorded in the current year period.
The decrease in advertising revenue was primarily due to a lower net decrease in deferred revenue related to ratings guarantees and the impact of fewer live professional sports telecasts as compared with the prior year period, partially offset by higher per-game sales from the telecast of live professional sports programming and other net advertising increases, primarily from the Company’s non-ratings based advertising initiatives.
Other net decreases were largely due to the absence in the current year period of revenues associated with certain services provided to Fuse Media, Inc.

Direct operating expenses
Direct operating expenses for the six months ended December 31, 2019 increased $4,600, or 3%, to $152,725 as compared with the prior year period due to higher rights fees expense of $4,251, principally as a result of contractual rate increases under the Company’s media rights agreements with professional sports teams.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2019 increased $6,145 or 13%, to $54,342 as compared with the prior year period primarily due to higher advertising and marketing costs and professional fees. The overall increase includes approximately $1,600 in expenses in the current year period that are not indicative of the Company’s core expense base.
Operating income
Operating income for the six months ended December 31, 2019 decreased $18,974, or 12%, to $138,237 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues, higher selling, general and administrative expenses (including share-based compensation expense) and, to a lesser extent, higher direct operating expenses.
Interest expense
Interest expense for the six months ended December 31, 2019 decreased $2,866, or 12%, to $20,749 as compared with the prior year period primarily due to a lower average principal balance under the Company’s senior secured credit facilities (see “Financing Agreements”), as well as lower average interest rates for the six months ended December 31, 2019 (3.5% as compared with 3.7% in the prior year).
Debt refinancing expense
Debt refinancing expense was approximately $2,764 for the six months ended December 31, 2019 related to refinancing of the Company’s senior secured credit facilities. See Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the refinancing of the Company’s senior secured credit facilities.
Income taxes
See Note 15 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on income taxes.
Adjusted operating income
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Six Months Ended		Increase (Decrease) in Adjusted Operating Income
	December 31,
	2019	2018
Operating income	$138,237	$157,211	$(18,974)
Share-based compensation	10,099	9,287	812
Depreciation and amortization	3,407	3,845	(438)
Adjusted operating income	$151,743	$170,343	$(18,600)
Adjusted operating income for the six months ended December 31, 2019 decreased $18,600, or 11%, to $151,743 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues, higher selling, general and administrative expenses (excluding share-based compensation expense) and, to a lesser extent, higher direct operating expenses.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our revolving credit facility. The Company amended and restated its prior credit agreement, dated September 28, 2015 (the “Former Credit Agreement”), in its entirety on October 11, 2019. See “Financing Agreements” below. Our principal uses of cash are expected to include working capital-related items, capital spending, taxes, debt service, and the repurchase of shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”). The

Company’s use of its available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including $115,914 in cash and cash equivalents, as of December 31, 2019, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows, to fund our business operations, repurchase shares of the Company’s Class A Common Stock and service our outstanding term loan facility (see “Financing Agreements” below) during the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us.
On December 7, 2017, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. On August 29, 2019, the Board authorized a $300,000 increase to the stock repurchase authorization, which had $136,165 of availability remaining, bringing the total available repurchase authorization for Class A Common Stock to $436,165 as of that date. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. On October 3, 2019, the Company settled its modified Dutch auction tender offer and repurchased approximately 15 million shares of its Class A Common Stock, at a price of $16.70 per share, for an aggregate purchase price of $250,168. As of December 31, 2019, the Company had $185,997 of availability remaining under its stock repurchase authorization.
Financing Agreements
On September 28, 2015, MSGN Holdings, L.P. (“MSGN L.P.”), an indirect wholly-owned subsidiary of the Company through which the Company conducts substantially all of its operations, MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into the Former Credit Agreement with a syndicate of lenders.
MSGN L.P., the Holdings Entities and certain subsidiaries of MSGN L.P. amended and restated the Former Credit Agreement effective October 11, 2019 (the “Credit Agreement”). The Credit Agreement provides MSGN L.P. with senior secured credit facilities consisting of: (i) an initial $1,100,000 term loan facility (the “Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “Revolving Credit Facility”), each with a term of five years. As of December 31, 2019, there was $1,100,000 outstanding under the Term Loan Facility, and no borrowings under the Revolving Credit Facility. As of December 31, 2019, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on consolidated basis were in compliance with the financial covenants of the Credit Agreement.
See Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the Credit Agreement and the Former Credit Agreement.
Contractual Obligations
As more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, the Company’s contractual obligations not reflected on the consolidated balance sheets consist primarily of its obligations under media rights agreements.
In addition, see Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for the principal repayments required under the Company’s Term Loan Facility.
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2019 decreased by $16,434 to $74,021 as compared with the prior year period. This decrease was primarily driven by lower income from operations before taxes, partially offset by other net increases as compared with the prior year period.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2019 decreased by $1,916 to $1,758 as compared with the prior year period primarily due to an investment made in a nonconsolidated entity in the prior year period.

Financing Activities
Net cash used in financing activities for the six months ended December 31, 2019 increased by $65,272 to $182,772 as compared with the prior year period. This increase was primarily due to repurchases of the Company’s Class A Common Stock, partially offset by the proceeds received from borrowings under the Company’s senior secured credit facilities during the current year period, as well as lower principal repayments on the Company’s term loan facilities made in the current year period.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions to the general approach in ASC Topic 740 and includes methods of simplification to the existing guidance. This standard will be effective for the Company beginning in the first quarter of fiscal year 2022, with early adoption permitted. The standard is to be applied prospectively to all periods presented. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Critical Accounting Policies
The following discussion has been included to provide the results of the Company’s annual impairment testing of goodwill performed during the first quarter of fiscal year 2020. There have been no other material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2019.
Goodwill
The goodwill balance reported on the Company’s consolidated balance sheet as of December 31, 2019 is $424,508. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not need to perform the quantitative goodwill impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the Company would perform the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In October 2019, the Company amended and restated its prior credit agreement, dated September 28, 2015, in its entirety. As such, we are providing an update to the disclosures made in the Company's Annual Report on Form 10-K regarding quantitative and qualitative disclosures about market risk affected by this refinancing.
Our market risk exposure to interest rate risk relates to any borrowings we may incur.
Borrowings under our Credit Agreement bear interest, based on our election, at a floating rate based upon LIBOR, the New York Fed Bank Rate or the U.S. Prime Rate, plus, in each case, an additional rate which is fixed for an initial period of time and thereafter dependent upon our total leverage ratio at the time. Accordingly, we are subject to interest rate risk with respect to the tenor of any borrowings we may incur under the Credit Agreement. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing at December 31, 2019 and continuing for a full year would increase interest expense related to the amount outstanding under our $1.1 billion term loan facility provided under the Credit Agreement by $10,823. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments that qualify for hedge accounting treatment. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Agreements” for more information on our Credit Agreement.
There were no other material changes to the disclosures made in the Company’s Annual Report on Form 10-K regarding quantitative and qualitative disclosures about market risk for the year ended June 30, 2019.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about the Company’s repurchases of Class A Common Stock that were made during the three months ended December 31, 2019 (amounts are presented in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2019 - October 31, 2019	14,980	$16.70	14,980	$185,997
November 1, 2019 - November 30, 2019	—	$—	—	$—
December 1, 2019 - December 31, 2019	—	$—	—	$—
	14,980	$16.70	14,980
________________
(a) On December 7, 2017, the Board authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. On August 29, 2019, the Board authorized a $300,000 increase to the stock repurchase authorization, which had $136,165 of availability remaining, bringing the total available repurchase authorization for Class A Common Stock to $436,165 as of that date. As of December 31, 2019, the Company had remaining authorization of $185,997 for future repurchases. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has been funding and expects to continue to fund stock repurchases through a combination of cash on hand and cash generated by operations. The Company may also choose to fund its stock repurchase program through other funding sources including utilizing its revolving credit facility. Total number of shares purchased are determined based on the settlement date of such trades.
(b) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
Item 6. Exhibits
(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of February, 2020.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer