Form 10-Q
period 2020-03-31
MSG NETWORKS INC.
filed 2020-05-01
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 30, 2020:

Class A Common Stock par value $0.01 per share	—	43,122,080
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2020	June 30, 2019
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$138,297	$226,423
Accounts receivable, net	108,605	108,349
Related party receivables, net	28,635	16,091
Prepaid income taxes	—	1,968
Prepaid expenses	2,812	2,003
Other current assets	4,345	5,286
Total current assets	282,694	360,120
Property and equipment, net	8,024	9,302
Amortizable intangible assets, net	31,148	33,743
Goodwill	424,508	424,508
Operating lease right-of-use assets	13,054	—
Other assets	38,204	39,226
Total assets	$797,632	$866,899

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$1,271	$907
Related party payables	1,688	941
Current portion of long-term debt	31,729	111,789
Current portion of operating lease liabilities	4,374	—
Income taxes payable	4,173	—
Share repurchase obligation	2,901	—
Accrued liabilities:
Employee related costs	12,241	15,466
Other accrued liabilities	12,494	13,898
Deferred revenue	1,046	185
Total current liabilities	71,917	143,186
Long-term debt, net of current portion	1,055,838	906,228
Long-term operating lease liabilities	10,764	—
Defined benefit and other postretirement obligations	24,453	25,834
Other employee related costs	4,711	4,713
Other liabilities	109	2,310
Deferred tax liability	241,873	243,396
Total liabilities	1,409,665	1,325,667
Commitments and contingencies (see Note 9)
Stockholders' Deficiency:
Class A Common Stock, par value $0.01, 360,000 shares authorized; 43,508 and 61,287 shares outstanding as of March 31, 2020 and June 30, 2019, respectively	643	643
Class B Common Stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of March 31, 2020 and June 30, 2019	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	7,403	9,916
Treasury stock, at cost, 20,751 and 2,972 shares as of March 31, 2020 and June 30, 2019, respectively	(456,302)	(179,561)
Accumulated deficit	(156,712)	(282,414)
Accumulated other comprehensive loss	(7,201)	(7,488)
Total stockholders' deficiency	(612,033)	(458,768)
Total liabilities and stockholders' deficiency	$797,632	$866,899

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenues	$184,972	$195,105	$533,683	$552,483

Direct operating expenses (including related party expenses of $39,876 and $38,283 for the three months ended March 31, 2020 and 2019, respectively, and $118,763 and $114,586 for the nine months ended March 31, 2020 and 2019, respectively)	83,762	82,085	236,487	230,210
Selling, general and administrative expenses (including related party expenses of $8,381 and $9,739 for the three months ended March 31, 2020 and 2019, respectively, and $20,398 and $21,464 for the nine months ended March 31, 2020 and 2019, respectively)	25,831	28,734	80,173	76,931
Depreciation and amortization	1,716	1,805	5,123	5,650
Operating income	73,663	82,481	211,900	239,692
Other income (expense):
Interest income	900	1,557	3,734	4,571
Interest expense	(9,419)	(11,658)	(30,168)	(35,273)
Debt refinancing expense	—	—	(2,764)	—
Other components of net periodic benefit cost	(258)	(413)	(774)	(1,231)
	(8,777)	(10,514)	(29,972)	(31,933)
Income from operations before income taxes	64,886	71,967	181,928	207,759
Income tax expense	(18,616)	(17,732)	(52,627)	(62,756)
Net income	$46,270	$54,235	$129,301	$145,003

Earnings per share:
Basic	$0.77	$0.72	$1.98	$1.93
Diluted	$0.77	$0.72	$1.97	$1.92
Weighted-average number of common shares outstanding:
Basic	60,011	75,152	65,194	75,041
Diluted	60,315	75,739	65,553	75,712

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$46,270	$54,235	$129,301	$145,003
Other comprehensive income (loss) before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	134	119	402	357
Amortization of prior service credit included in net periodic benefit cost	(1)	(2)	(3)	(6)
Settlement gain	—	—	—	(8)
Other comprehensive income before income taxes	133	117	399	343
Income tax expense related to items of other comprehensive income	(37)	(32)	(112)	(96)
Other comprehensive income	96	85	287	247
Comprehensive income	$46,366	$54,320	$129,588	$145,250

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$129,301	$145,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,123	5,650
Amortization of deferred financing costs	1,591	2,252
Debt refinancing expense	455	—
Share-based compensation expense	13,852	13,658
Provision for doubtful accounts	45	(756)
Change in assets and liabilities:
Accounts receivable, net	(223)	932
Related party receivables, net	(12,622)	(18,918)
Prepaid expenses and other assets	663	377
Accounts payable	364	(1,033)
Related party payables, including payable to MSG	747	466
Prepaid/payable for income taxes	6,141	(4,144)
Accrued and other liabilities	(4,692)	(1,856)
Deferred revenue	861	(2,430)
Deferred income taxes	(1,635)	2,879
Net cash provided by operating activities	139,971	142,080
Cash flows from investing activities:
Capital expenditures	(2,211)	(1,912)
Investment in nonconsolidated entity	—	(2,000)
Net cash used in investing activities	(2,211)	(3,912)
Cash flows from financing activities:
Principal repayments on term loan facilities (see Note 7)	(28,125)	(156,250)
Proceeds from senior secured credit facilities (see Note 7)	100,000	—
Payments for financing costs	(3,969)	—
Share repurchase costs	(289,557)	—
Taxes paid in lieu of shares issued for share-based compensation	(4,235)	(5,000)
Net cash used in financing activities	(225,886)	(161,250)
Net decrease in cash and cash equivalents	(88,126)	(23,082)
Cash and cash equivalents at beginning of period	226,423	205,343
Cash and cash equivalents at end of period	$138,297	$182,261

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2019	$779	$3,650	$(417,162)	$(202,982)	$(7,297)	$(623,012)
Net income	—	—	—	46,270	—	46,270
Other comprehensive income	—	—	—	—	96	96
Comprehensive income						46,366
Share-based compensation expense	—	3,753	—	—	—	3,753
Repurchases of Class A Common Stock	—	—	(39,140)	—	—	(39,140)
Balance as of March 31, 2020	$779	$7,403	$(456,302)	$(156,712)	$(7,201)	$(612,033)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2018	$779	$1,116	$(179,561)	$(377,828)	$(6,538)	$(562,032)
Net income	—	—	—	54,235	—	54,235
Other comprehensive income	—	—	—	—	85	85
Comprehensive income						54,320
Share-based compensation expense	—	4,371	—	—	—	4,371
Balance as of March 31, 2019	$779	$5,487	$(179,561)	$(323,593)	$(6,453)	$(503,341)

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2019	$779	$9,916	$(179,561)	$(282,414)	$(7,488)	$(458,768)
Net income	—	—	—	129,301	—	129,301
Other comprehensive income	—	—	—	—	287	287
Comprehensive income						129,588
Share-based compensation expense	—	13,852	—	—	—	13,852
Repurchases of Class A Common Stock	—	—	(292,470)	—	—	(292,470)
Tax withholding associated with shares issued for share-based compensation	—	(4,235)	—	—	—	(4,235)
Shares issued upon distribution of Restricted Stock Units	—	(12,130)	15,729	(3,599)	—	—
Balance as of March 31, 2020	$779	$7,403	$(456,302)	$(156,712)	$(7,201)	$(612,033)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2018	$779	$4,067	$(195,881)	$(460,007)	$(6,700)	$(657,742)
Net income	—	—	—	145,003	—	145,003
Other comprehensive income	—	—	—	—	247	247
Comprehensive income						145,250
Share-based compensation expense	—	13,658	—	—	—	13,658
Tax withholding associated with shares issued for share-based compensation	—	(4,879)	—	—	—	(4,879)
Shares issued upon distribution of Restricted Stock Units	—	(7,359)	16,320	(8,961)	—	—
Cumulative effect of adoption of ASC 606	—	—	—	372	—	372
Balance as of March 31, 2019	$779	$5,487	$(179,561)	$(323,593)	$(6,453)	$(503,341)

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
MSG Networks Inc. (together with its subsidiaries, the “Company”), incorporated on July 29, 2009, owns and operates two regional sports and entertainment networks, MSG Network and MSG+. On September 30, 2015, the Company distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company (together with its subsidiaries, “MSG”) (the “Distribution”).
The Company operates and reports financial information in one segment. Substantially all revenues and assets of the Company are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. The financial statements as of March 31, 2020 and for the three and nine months ended March 31, 2020 and 2019 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of MSG Networks Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amount of revenues and expenses. Such estimates include the valuation of accounts receivable, investments, goodwill, other long-lived assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, tax accruals, and other liabilities. In addition, estimates are used in revenue recognition, rights fees expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters, and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future and the decisions made by the National Basketball Association (“NBA”) and the National Hockey League (“NHL”) regarding their seasons. Since March 12, 2020, the 2019-20 NBA and NHL seasons have been suspended (but not canceled) due to the coronavirus pandemic. Our estimates have been prepared based on these facts and we will continue to monitor updates made by the NBA and NHL with regards to league play and the impact on the Company’s use of estimates. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control, including government and league actions taken to contain or mitigate the coronavirus pandemic, could be material and would be reflected in the Company’s financial statements in future periods.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Investment in Nonconsolidated Entity
The Company’s investment in a nonconsolidated entity, which is included in other assets in the accompanying consolidated balance sheets, does not have a readily determinable fair value. As such, the Company has elected to account for it at cost, which would be adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for an identical or a similar investment of the same issuer (referred to as the measurement alternative method). Investments accounted for under the measurement alternative method are classified within Level III of the fair value hierarchy. As of March 31, 2020, the carrying amount of the Company’s equity investment in the nonconsolidated entity was $2,000, and the Company did not identify any potential adjustments to the cost of its investment.
Recently Adopted Accounting Pronouncements
The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases, on July 1, 2019 (“Adoption Date”), which superseded the lease recognition requirements in ASC Topic 840, Leases. The Company applied the modified retrospective approach and effective date method. The Company elected the package of practical expedients, permitted under the transition guidance in the new standard, which among other things allowed for the carry forward of the historical classification of leases. The adoption of ASC 842 resulted in the recognition of operating lease liabilities of approximately $18,700 and operating lease right-of-use assets of the same amount as of Adoption Date. The historical net lease liabilities balances as of Adoption Date were eliminated as an offset to the operating lease right-of-use assets, resulting in net lease assets of approximately $16,300. The new standard did not impact the Company’s consolidated net income or cash flows. See Note 8 for further discussion regarding leases.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Historically, affiliation fee revenue has constituted at least 90% of the Company’s consolidated revenues on a full fiscal year basis, however, given the timing of its advertising revenue as stated above, affiliation fee revenue constituted less than 90% of its consolidated revenues for the three and nine months ended March 31, 2020. Substantially all of the Company’s affiliation agreements are sales-based and usage-based royalty arrangements, which are recognized as the sale or usage occurs. The transaction price is represented by affiliation fees that are generally based upon contractual rates applied to the number of the Distributor’s subscribers who receive or can receive the Company’s programming. Such subscriber information is generally not received until after the close of the reporting period, and in these cases, the Company estimates the number of subscribers. Historical adjustments to recorded estimates have not been material.
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
Principal versus Agent Revenue Recognition
The Company has an advertising sales representation agreement with MSG that provides for MSG to act as its advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The Company reports advertising revenue on a gross basis as it is primarily responsible for the fulfillment of advertising orders. See Note 14 for further discussion regarding the Company’s advertising sales representation agreement with MSG.
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
Transaction Price Allocated to Future Performance Obligations
Substantially all of the Company’s affiliation agreements are licenses of functional intellectual property where revenue is derived from sales-based and usage-based royalty arrangements, and generally the Company’s advertising arrangements either do not exceed one year or are primarily multi-year media banks, the elements of which are agreed upon each year. For these types of arrangements, the Company applies a practical expedient that allows it to omit disclosure of the aggregate amount of consideration the Company expects to receive in exchange for transferring services to a customer (transaction price) that is allocated to performance obligations that have not yet been satisfied. As of March 31, 2020, the aggregate amount of

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

transaction price allocated to remaining performance obligations, other than for contracts that the Company has applied the practical expedient, was $12,110, of which $10,803 will be recognized through fiscal year 2023 and $1,307 thereafter.
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
The following table provides information about current contract balances from contracts with customers:

	March 31, 2020	June 30, 2019
Accounts receivable (including advertising receivable included in related party receivables, net)	$146,074	$130,422
Contract asset, short-term (included in other current assets)	—	839
Contract asset, long-term (included in other assets)	18	—
Deferred revenue, short-term	1,046	185
Deferred revenue, long-term (included in other liabilities)	109	230

The amount of revenue recognized for the nine months ended March 31, 2020 related to deferred revenue (contract liability) recorded as of June 30, 2019 was approximately $146.
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
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Weighted-average number of shares for basic EPS	60,011	75,152	65,194	75,041
Dilutive effect of shares issuable under share-based compensation plans	304	587	359	671
Weighted-average number of shares for diluted EPS	60,315	75,739	65,553	75,712
Anti-dilutive shares	2,981	992	2,727	618

Note 5. Goodwill and Amortizable Intangible Assets
During the first quarter of fiscal year 2020, the Company performed its annual impairment test of goodwill. As the Company’s one reporting unit had a negative carrying value of net assets, there was no impairment of goodwill identified.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company’s intangible assets subject to amortization are as follows:

	March 31, 2020	June 30, 2019
Affiliate relationships	$83,044	$83,044
Less: accumulated amortization	(51,896)	(49,301)
	$31,148	$33,743

Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets was $865 for the three months ended March 31, 2020 and 2019, and $2,595 for the nine months ended March 31, 2020 and 2019.
Note 6. Property and Equipment
As of March 31, 2020 and June 30, 2019, property and equipment consisted of the following assets:

	March 31, 2020	June 30, 2019
Equipment	$37,733	$35,642
Furniture and fixtures	1,726	1,726
Leasehold improvements	18,624	18,505
Construction in progress	98	1,058
	58,181	56,931
Less: accumulated depreciation and amortization	(50,157)	(47,629)
	$8,024	$9,302
Depreciation and amortization expense on property and equipment was $851 and $940 for the three months ended March 31, 2020 and 2019, respectively, and $2,528 and $3,055 for the nine months ended March 31, 2020 and 2019, respectively.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of March 31, 2020, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the applicable financial covenants. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2020, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000.
The Term Loan Facility amortizes quarterly in accordance with its terms beginning March 31, 2020 through September 30, 2024 with a final maturity date on October 11, 2024.
As of March 31, 2020, the principal repayments required under the Term Loan Facility are as follows:

Remainder of fiscal year ending June 30, 2020	$6,875
Fiscal year ending June 30, 2021	38,500
Fiscal year ending June 30, 2022	49,500
Fiscal year ending June 30, 2023	66,000
Fiscal year ending June 30, 2024	82,500
Thereafter	849,750
$1,093,125

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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company is amortizing deferred financing costs of the Term Loan Facility using the effective interest method over its five-year term. The following table summarizes the presentation of the Term Loan Facility and the Former Term Loan Facility, and the related deferred financing costs, in the accompanying consolidated balance sheets as of March 31, 2020 and June 30, 2019:

	Term Loan Facilities	Deferred Financing Costs	Net
March 31, 2020
Current portion of long-term debt	$33,000	$(1,271)	$31,729
Long-term debt, net of current portion	1,060,125	(4,287)	1,055,838
Total	$1,093,125	$(5,558)	$1,087,567
June 30, 2019
Current portion of long-term debt	$114,375	$(2,586)	$111,789
Long-term debt, net of current portion	906,875	(647)	906,228
Total	$1,021,250	$(3,233)	$1,018,017

In addition, the Company has recorded deferred financing costs related to the Revolving Credit Facility and the Former Revolving Credit Facility in the accompanying consolidated balance sheets as summarized in the following table:

	March 31, 2020	June 30, 2019
Other current assets	$343	$417
Other assets	1,209	104

Total amortization of deferred financing costs was $1,591 and $2,252 for the nine months ended March 31, 2020 and 2019, respectively, and is included in interest expense in the accompanying consolidated statements of operations.
The Company made interest payments under the Credit Agreement and Former Credit Agreement of $28,809 and $32,879 during the nine months ended March 31, 2020 and 2019, respectively.
Note 8. Leases
The Company has various operating leases for office and studio space, as well as equipment, expiring at various dates through fiscal year 2025. The Company currently has no finance leases. Some leases include options to extend the lease term or terminate the lease prior to the end of the lease term. The exercise of lease renewal options is generally at the Company’s discretion. The depreciable life of leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.
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
Operating lease cost consists of the following:

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Operating lease cost	$1,412	$4,156
Variable lease cost	550	1,331
Total operating lease cost	$1,962	$5,487

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the weighted-average remaining lease term and discount rate for operating leases:

March 31, 2020
Weighted-average discount rate for operating leases	3.28%
Weighted-average remaining operating lease term in years	3.68

As of March 31, 2020, the maturities of the Company’s operating lease liabilities are as follows:

Remainder of fiscal year ending June 30, 2020	$1,378
Fiscal year ending June 30, 2021	4,512
Fiscal year ending June 30, 2022	3,810
Fiscal year ending June 30, 2023	3,466
Fiscal year ending June 30, 2024	2,885
Thereafter	17
Total undiscounted operating lease payments	16,068
Less: imputed interest	930
Total operating lease liabilities	15,138
Less: current portion of operating lease liabilities	4,374
Non-current operating lease liabilities	$10,764

Supplemental cash flow information related to operating leases:

Nine Months Ended
March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$4,437
Cash paid for variable lease payments not included in measurement of operating lease liabilities	1,227
Total	$5,664

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
The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
March 31, 2020
Assets:
Money market accounts	$98,440	$—	$—	$98,440
Time deposits	38,681	—	—	38,681
Total assets measured at fair value	$137,121	$—	$—	$137,121
June 30, 2019
Assets:
Money market accounts	$17,619	$—	$—	$17,619
Time deposits	201,524	—	—	201,524
Total assets measured at fair value	$219,143	$—	$—	$219,143

Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company’s long-term debt (see Note 7) was approximately $874,500 as of March 31, 2020. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable, including activity in and the state of the capital markets.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Components of net periodic benefit cost for the three and nine months ended March 31, 2020 and 2019 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$121	$111	$13	$18
Other components of net periodic benefit cost:
Interest cost	354	402	15	38
Expected return on plan assets	(244)	(144)	—	—
Recognized actuarial loss (a)	134	119	—	—
Amortization of unrecognized prior service credit (a)	—	—	(1)	(2)
Net periodic benefit cost	$365	$488	$27	$54

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$363	$333	$39	$54
Other components of net periodic benefit cost:
Interest cost	1,062	1,206	45	114
Expected return on plan assets	(732)	(432)	—	—
Recognized actuarial loss (a)	402	357	—	—
Amortization of unrecognized prior service credit (a)	—	—	(3)	(6)
Settlement gain (a)	—	(8)	—	—
Net periodic benefit cost	$1,095	$1,456	$81	$162

(a) Reflects amounts reclassified from accumulated other comprehensive loss to other components of net periodic benefit cost in the accompanying consolidated statements of operations.
In addition, as more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, the Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and participates in The Madison Square Garden 401(k) Savings Plan, formerly the MSG Holdings, L.P. 401(k) Savings Plan, a multiple employer plan (together, the “Savings Plans”). The Madison Square Garden 401(k) Savings Plan was sponsored by MSG until April 17, 2020 and thereafter by Madison Square Garden Entertainment Corp. See Note 14 for a discussion regarding the Madison Square Garden Entertainment Corp. distribution. Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $246 and $254 for the three months ended March 31, 2020 and 2019, respectively, and $775 and $762 for the nine months ended March 31, 2020 and 2019, respectively.
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
Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $3,753 and $4,371 for the three months ended March 31, 2020 and 2019, respectively, and $13,852 and $13,658 for the nine months ended March 31, 2020 and 2019, respectively.
Non-Qualified Stock Options (“NQSOs”) Award Activity
The following table summarizes activity relating to holders of the Company’s NQSOs for the nine months ended March 31, 2020:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting NQSOs	Performance Based Vesting NQSOs
Balance as of June 30, 2019	1,277	1,277	$20.87	5.52	$3,132
Granted(a)	556	557	14.33
Balance as of March 31, 2020	1,833	1,834	18.88	5.42	—
Exercisable as of March 31, 2020	924	536	$19.07	4.29	$—

(a) Includes incremental shares of performance based NQSOs that were historically reported at a target payout of 100%. Upon meeting the performance objective, the number of performance based NQSOs vested at a payout of 100.3% of target.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Nonperformance based vesting NQSOs granted under the Employee Stock Plan during the nine months ended March 31, 2020 are subject to three-year ratable vesting. Performance based vesting NQSOs granted under the Employee Stock Plan during the nine months ended March 31, 2020 are subject to three-year cliff vesting and the achievement of certain Company performance criteria. These NQSOs have an expiration period of 7.5 years. The Company calculated the fair value of these NQSOs on the date of grant using the Black-Scholes option pricing model, which resulted in a grant date fair value of $4.32 per NQSO.
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
The aggregate intrinsic value is calculated for in-the-money NQSOs as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) at March 31, 2020 and June 30, 2019, as applicable.
Restricted Share Units Award Activity
The following table summarizes activity relating to holders of the Company’s RSUs for the nine months ended March 31, 2020:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance as of June 30, 2019	541	836	$23.08
Granted(a)	388	316	14.51
Vested(a)	(328)	(279)	20.62
Forfeited	(2)	(3)	19.14
Unvested award balance as of March 31, 2020	599	870	$20.00

(a) Includes incremental shares of performance based RSUs that were historically reported at a target payout of 100%. Upon meeting the performance objective, the number of performance based RSUs vested at a payout of 100.3% of target.
Nonperformance based vesting RSUs granted under the Employee Stock Plan during the nine months ended March 31, 2020 are subject to three-year ratable vesting and RSUs granted under the Non-Employee Director Plan vest upon date of grant. Performance based vesting RSUs granted under the Employee Stock Plan during the nine months ended March 31, 2020 are subject to three-year cliff vesting. RSUs granted under the Employee Stock Plan and Non-Employee Director Plan will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee of the Board of Directors, in cash. RSUs granted under the Non-Employee Director Plan will settle on the first business day after ninety days from the date the director’s service on the Board of Directors (the “Board”) ceases or, if earlier, upon the director’s death.
The fair value of RSUs that vested during the nine months ended March 31, 2020 was $9,659. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company’s treasury shares. To fulfill the employees’ statutory tax withholding obligations for the applicable income and other employment taxes, 264 of these RSUs, with an aggregate value of $4,235 were retained by the Company and the taxes paid during the nine months ended March 31, 2020 are reflected as a financing activity in the accompanying consolidated statement of cash flows.
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
On October 3, 2019, the Company settled a modified Dutch auction tender offer and repurchased 14,980 shares of its Class A Common Stock, at a price of $16.70 per share, for an aggregate purchase price of $250,168. During the three months ended March 31, 2020, the Company repurchased 3,070 shares of its Class A Common Stock for an aggregate purchase price of $36,178, bringing the total available repurchase authorization for Class A Common Stock to $149,819 as of March 31, 2020. In addition, during the three months ended March 31, 2020, the Company committed to purchase an additional 277 shares of its Class A Common Stock that were not settled until April 2020. The purchase price of these share repurchases, and the related fees, have been classified as Treasury stock in the accompanying consolidated balance sheet as of March 31, 2020. There were no shares repurchased by the Company during the nine months ended March 31, 2019.
Note 14. Related Party Transactions
As of March 31, 2020, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group (collectively, the “Dolan Family Group”), collectively beneficially own all of the Company’s outstanding Class B common stock, par value $0.01 per share (“Class B Common Stock”) and own approximately 6.6% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 76.8% of the aggregate voting power of the Company’s outstanding common stock. On April 17, 2020, MSG distributed to its stockholders all of the outstanding common stock of Madison Square Garden Entertainment Corp. (together with its Subsidiaries, “MSGE”) (the “Entertainment Distribution”) and changed its name to Madison Square Garden Sports Corp. The Dolan Family Group also controls MSG and AMC Networks Inc. ("AMC Networks"), and as a result of the Entertainment Distribution, MSGE.
Prior to September 2018, the Company had an arrangement with the Dolan Family Office, LLC (“DFO”), MSG, and AMC Networks providing for the sharing of certain expenses associated with executive office space which is available to Charles F. Dolan (a director of the Company, MSG, and MSGE, and the Executive Chairman and a director of AMC Networks), James L. Dolan (the Executive Chairman and a director of the Company, the Executive Chairman, Chief Executive Officer, and a director of MSGE, and the Executive Chairman and a director of MSG, and a director of AMC Networks), and the DFO, which is controlled by Charles F. Dolan. Effective September 2018, the Company is no longer party to this arrangement.
The Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for (i) the Company’s Executive Chairman with MSG and (ii) the Company’s Vice Chairman with MSG and AMC Networks. In connection with the Entertainment Distribution, the Company will now also share such costs with MSGE.
The Company and MSG are also party to aircraft time sharing agreements, pursuant to which MSG has agreed from time to time to make certain aircraft available to the Company for use on a “time sharing” basis. Following the Entertainment Distribution, the Company is party to such time sharing agreements with MSGE. Additionally, the Company, MSG and AMC Networks, and following the Entertainment Distribution, MSGE, have agreed on an allocation of the costs of certain other aircraft, including helicopter, use by shared executives.
The Company has various agreements with MSG, including media rights agreements covering the New York Knicks (the “Knicks”) and the New York Rangers (the “Rangers”) games and a tax disaffiliation agreement. As a result of the Entertainment Distribution, certain of the agreements which were previously between the Company and MSG are, as of April 17, 2020, between the Company and MSGE, including an advertising sales representation agreement, a trademark license agreement, and certain other arrangements, including a services agreement (the “Services Agreement”) pursuant to which the Company outsources, and provides, certain business functions. The services currently outsourced include information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and, internal audit, as well as certain executive support services described above. In connection with the Entertainment Distribution, the Company entered into a services agreement with MSG, pursuant to which MSG will provide the Company certain legal services previously provided under the Services Agreement.
The Company has also entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Related Party Transactions
Rights Fees
The Company’s media rights agreements with the Knicks and the Rangers, effective as of July 1, 2015, provide the Company with exclusive media rights to the teams’ games in their local markets. Rights fees included in the accompanying consolidated statements of operations for the three months ended March 31, 2020 and 2019 were $38,611 and $37,094, respectively, and $115,242 and $110,746 for the nine months ended March 31, 2020 and 2019, respectively.
Origination, Master Control and Technical Services
AMC Networks provides certain origination, master control, and technical services to the Company. Amounts incurred by the Company for the three months ended March 31, 2020 and 2019 were $1,184 and $1,161, respectively, and $3,506 and $3,471 for the nine months ended March 31, 2020 and 2019, respectively.
Commission
The Company’s advertising sales representation agreement with MSG, which has a term through June 30, 2022, provides for MSG to act as the Company’s advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The amounts incurred by the Company for the three months ended March 31, 2020 and 2019 were $5,865 and $6,880, respectively, and $12,289 and $13,325 for the nine months ended March 31, 2020 and 2019, respectively. Following the Entertainment Distribution, the Company is party to such advertising sales representation agreement with MSGE.
General and Administrative Expenses
Amounts incurred by the Company for expenses associated with the Services Agreement, net, amounted to $2,499 and $2,590 for the three months ended March 31, 2020 and 2019, respectively, and $7,813 and $7,735 for the nine months ended March 31, 2020 and 2019, respectively.
Other Operating Expenses
The Company and its related parties enter into other transactions with each other in the ordinary course of business. Net amounts incurred by the Company for other related party transactions amounted to $98 and $297 for the three months ended March 31, 2020 and 2019, respectively, and $311 and $773 for the nine months ended March 31, 2020 and 2019, respectively.
Note 15. Income Taxes
Income tax expense for the three months ended March 31, 2020 of $18,616 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $5,405, partially offset by a tax benefit of $643 relating to a tax return to book provision adjustment in connection with the filing of the Company’s prior year income tax return.
Income tax expense for the three months ended March 31, 2019 of $17,732 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $6,131, partially offset by a tax benefit of $3,939 relating to a tax return to book provision adjustment in connection with the filing of the Company’s prior year income tax return.
Income tax expense for the nine months ended March 31, 2020 of $52,627 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $15,233, partially offset by excess tax benefit of $1,583 related to share-based payment awards.
Income tax expense for the nine months ended March 31, 2019 of $62,756 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $17,683, and changes in the applicable state rate used to measure deferred taxes of $2,062, partially offset by a net tax benefit of $2,489 relating to tax return to book provision adjustments in connection with the filing of the Company’s prior year income tax returns.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The Company made cash income tax payments (net) of $48,128 and $64,025 for the nine months ended March 31, 2020 and 2019, respectively.
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
The federal and state statute of limitations are currently open on the Company’s tax returns for 2016 and 2015, respectively, and forward.
Note 16. Concentrations of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of March 31, 2020 and June 30, 2019 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	March 31, 2020	June 30, 2019
Customer A	26%	25%
Customer B	25%	25%
Customer C	22%	23%
Customer D	12%	14%
Revenues in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2020 and 2019 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Customer 1	24%	23%	25%	23%
Customer 2	23%	21%	23%	22%
Customer 3	19%	19%	20%	21%
Customer 4	8%	10%	9%	11%

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The accompanying consolidated balance sheets as of March 31, 2020 and June 30, 2019 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the New Jersey Devils:

Reported in	March 31, 2020	June 30, 2019
Prepaid expenses	$1,000	$1,000
Other current assets	4,000	4,000
Other assets	35,000	36,000
	$40,000	$41,000

As of March 31, 2020, approximately 500 full-time and part-time employees, who represent approximately 73% of the Company’s workforce, are subject to collective bargaining agreements (“CBAs”). As of March 31, 2020, approximately 44% of the Company’s workforce that is subject to a CBA is covered by a CBA that has expired. In addition, as of March 31, 2020, approximately 18% of the Company’s workforce that is subject to a CBA is covered by a CBA that expires within the next year.

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

•
the impact of the coronavirus (“COVID-19”) pandemic on our business, operations, and the markets and communities in which we and our Distributors, advertisers, viewers and teams operate, including decisions made by the National Basketball Association (“NBA”) and National Hockey League (“NHL”) and any government actions or legislation relating to COVID-19;

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

•
our dependence on Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), Madison Square Garden Entertainment Corp., AMC Networks Inc., and other third-party providers for the provision of certain services;

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

•
the factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 and the factor described under “Item 1A. Risk Factors” in Part II hereof.

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
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited consolidated results of operations for the three and nine months ended March 31, 2020 as compared with the three and nine months ended March 31, 2019.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the nine months ended March 31, 2020 as compared with the nine months ended March 31, 2019.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2020 versus the Three Months Ended March 31, 2019
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended March 31,				Increase (Decrease) in Net Income
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$184,972	100%	$195,105	100%	$(10,133)

Direct operating expenses	83,762	45%	82,085	42%	(1,677)
Selling, general and administrative expenses	25,831	14%	28,734	15%	2,903
Depreciation and amortization	1,716	1%	1,805	1%	89
Operating income	73,663	40%	82,481	42%	(8,818)
Other income (expense):
Interest income	900	NM	1,557	1%	(657)
Interest expense	(9,419)	(5)%	(11,658)	(6)%	2,239
Other components of net periodic benefit cost	(258)	NM	(413)	NM	155
	(8,777)	(5)%	(10,514)	(5)%	1,737
Income from operations before income taxes	64,886	35%	71,967	37%	(7,081)
Income tax expense	(18,616)	(10)%	(17,732)	(9)%	(884)
Net income	$46,270	25%	$54,235	28%	$(7,965)
_________________
NM – Percentage is not meaningful
Since March 12, 2020, the 2019-20 NBA and NHL seasons have been suspended (but not canceled) due to the COVID-19 pandemic. As a result of the pandemic, we telecast significantly fewer games for the three months ended March 31, 2020 as compared with the prior year period. The suspensions of the NBA and NHL seasons did not otherwise directly impact our third quarter fiscal year 2020 results. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we cannot predict. See “Item 1A. Risk Factors” for additional details.
Revenues
Revenues for the three months ended March 31, 2020 decreased $10,133, or 5%, to $184,972 as compared with the prior year period. The net decrease was attributable to the following:

Decrease in affiliation fee revenue	$(6,551)
Decrease in advertising revenue	(3,452)
Other net decreases	(130)
$(10,133)
The decrease in affiliation fee revenue was primarily due to the impact of a decrease in subscribers of approximately 8%, partially offset by higher affiliation rates.
The decrease in advertising revenue was primarily due to lower sales related to live professional sports telecasts, partially offset by other net advertising increases. The decrease in sales from live professional sports telecasts was primarily due to fewer games as compared with the prior year, a result of the suspensions of the NBA and NHL seasons.

Direct operating expenses
Direct operating expenses for the three months ended March 31, 2020 increased $1,677, or 2%, to $83,762 as compared with the prior year period due to higher rights fees expense of $2,069, principally as a result of contractual rate increases under the Company’s media rights agreements with professional sports teams. This was partially offset by other programming-related cost decreases, which includes the impact of fewer live professional sports telecasts as compared with the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2020 decreased $2,903, or 10%, to $25,831 as compared with the prior year period due to lower advertising sales commissions, lower employee compensation and related benefits (including share-based compensation expense) and lower advertising and marketing costs.
Operating income
Operating income for the three months ended March 31, 2020 decreased $8,818, or 11%, to $73,663 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues and, to a lesser extent, higher direct operating expenses, partially offset by lower selling, general and administrative expenses (including share-based compensation expense).
Interest expense
Interest expense for the three months ended March 31, 2020 decreased $2,239, or 19%, to $9,419 as compared with the prior year period primarily due to lower average interest rates for the three months ended March 31, 2020 (3.2% as compared with 4.0% in the prior year) under the Company’s senior secured credit facilities (see “Financing Agreements”), slightly offset by other net increases.
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
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Three Months Ended		Decrease in Adjusted Operating Income
	March 31,
	2020	2019
Operating income	$73,663	$82,481	$(8,818)
Share-based compensation	3,753	4,371	(618)
Depreciation and amortization	1,716	1,805	(89)
Adjusted operating income	$79,132	$88,657	$(9,525)
Adjusted operating income for the three months ended March 31, 2020 decreased $9,525, or 11%, to $79,132 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues and, to a lesser extent, higher direct operating expenses, partially offset by lower selling, general and administrative expenses (excluding share-based compensation expense).

Results of Operations
Comparison of the Nine Months Ended March 31, 2020 versus the Nine Months Ended March 31, 2019
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Nine Months Ended March 31,				Increase (Decrease) in Net Income
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$533,683	100%	$552,483	100%	$(18,800)

Direct operating expenses	236,487	44%	230,210	42%	(6,277)
Selling, general and administrative expenses	80,173	15%	76,931	14%	(3,242)
Depreciation and amortization	5,123	1%	5,650	1%	527
Operating income	211,900	40%	239,692	43%	(27,792)
Other income (expense):
Interest income	3,734	1%	4,571	1%	(837)
Interest expense	(30,168)	(6)%	(35,273)	(6)%	5,105
Debt refinancing expense	(2,764)	(1)%	—	NM	(2,764)
Other components of net periodic benefit cost	(774)	NM	(1,231)	NM	457
	(29,972)	(6)%	(31,933)	(6)%	1,961
Income from operations before income taxes	181,928	34%	207,759	38%	(25,831)
Income tax expense	(52,627)	(10)%	(62,756)	(11)%	10,129
Net income	$129,301	24%	$145,003	26%	$(15,702)
_________________
NM – Percentage is not meaningful
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we cannot predict. See “Comparison of the Three Months Ended March 31, 2020 versus the Three Months Ended March 31, 2019” included in this MD&A and “Item 1A. Risk Factors” for additional details.
Revenues
Revenues for the nine months ended March 31, 2020 decreased $18,800, or 3%, to $533,683 as compared with the prior year period. The net decrease was attributable to the following:

Decrease in affiliation fee revenue	$(11,734)
Decrease in advertising revenue	(5,496)
Other net decreases	(1,570)
$(18,800)
The decrease in affiliation fee revenue was primarily due to the impact of a decrease in subscribers of approximately 8%, partially offset by higher affiliation rates and, to a lesser extent, a net favorable $1,700 affiliate adjustment recorded in the current year period.
The decrease in advertising revenue was primarily due to lower sales related to live professional sports telecasts, and a lower net decrease in deferred revenue related to ratings guarantees, partially offset by other net advertising increases, including the Company’s non-ratings based advertising initiatives. The decrease in sales from live professional sports telecasts was primarily due to fewer games as compared with the prior year, which reflects the suspensions of the NBA and NHL seasons, partially offset by higher per-game sales.
Other net decreases were largely due to the absence in the current year period of revenues associated with certain services provided to Fuse Media, Inc.

Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2020 increased $6,277, or 3%, to $236,487 as compared with the prior year period due to higher rights fees expense of $6,320, principally as a result of contractual rate increases under the Company’s media rights agreements with professional sports teams. This was partially offset by other programming-related cost decreases, which includes the impact of fewer live professional sports telecasts as compared with the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2020 increased $3,242, or 4%, to $80,173 as compared with the prior year period primarily due to higher advertising and marketing costs and professional fees, partially offset by lower advertising sales commissions and, to a lesser extent, other net decreases. The overall increase includes approximately $1,600 in expenses in the current year period that are not indicative of the Company’s core expense base.
Operating income
Operating income for the nine months ended March 31, 2020 decreased $27,792, or 12%, to $211,900 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues, higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses (including share-based compensation expense).
Interest expense
Interest expense for the nine months ended March 31, 2020 decreased $5,105, or 14%, to $30,168 as compared with the prior year period primarily due to lower average interest rates for the nine months ended March 31, 2020 (3.4% as compared with 3.8% in the prior year), as well as a lower average principal balance under the Company’s senior secured credit facilities (see “Financing Agreements”).
Debt refinancing expense
Debt refinancing expense was approximately $2,764 for the nine months ended March 31, 2020 and related to the refinancing of the Company’s senior secured credit facilities. See Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the refinancing of the Company’s senior secured credit facilities.
Income taxes
See Note 15 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on income taxes.
Adjusted operating income
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Nine Months Ended		Increase (Decrease) in Adjusted Operating Income
	March 31,
	2020	2019
Operating income	$211,900	$239,692	$(27,792)
Share-based compensation	13,852	13,658	194
Depreciation and amortization	5,123	5,650	(527)
Adjusted operating income	$230,875	$259,000	$(28,125)
Adjusted operating income for the nine months ended March 31, 2020 decreased $28,125, or 11%, to $230,875 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues, higher direct operating expenses and, to a lesser extent, higher selling, general and administrative expenses (excluding share-based compensation expense).
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
We believe we have sufficient liquidity, including $138,297 in cash and cash equivalents, as of March 31, 2020, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows, to fund our business operations, repurchase shares of the Company’s Class A Common Stock and service our outstanding term loan facility (see “Financing Agreements” below) during the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us. In addition, the recent COVID-19 pandemic has caused disruption in the capital markets, which could make financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all.
On December 7, 2017, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. On August 29, 2019, the Board authorized a $300,000 increase to the stock repurchase authorization, which had $136,165 of availability remaining, bringing the total available repurchase authorization for Class A Common Stock to $436,165 as of that date. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the nine months ended March 31, 2020, the Company repurchased, including under a modified Dutch auction tender offer, 18,050 shares of its Class A Common Stock for an aggregate purchase price of $286,346. As of March 31, 2020, the Company had $149,819 of availability remaining under its stock repurchase authorization.
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
The Company has made principal repayments aggregating to $6,875 through March 31, 2020 under the Credit Agreement. The Term Loan Facility amortized quarterly in accordance with its terms. As of March 31, 2020, there was $1,093,125 outstanding under the Term Loan Facility, and no borrowings under the Revolving Credit Facility. As of March 31, 2020, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement.
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
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2020 decreased by $2,109 to $139,971 as compared with the prior year period. This decrease was primarily driven by lower income from operations before income taxes, largely offset by lower income taxes paid and, to a lesser extent, other net increases as compared with the prior year period.

Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2020 decreased by $1,701 to $2,211 as compared with the prior year period primarily due to an investment made in a nonconsolidated entity in the prior year period, partially offset by higher capital expenditures in the current year period.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2020 increased by $64,636 to $225,886 as compared with the prior year period. This increase was primarily due to repurchases of the Company’s Class A Common Stock, partially offset by lower principal repayments on the Company’s term loan facilities made in the current year period, as well as the proceeds received from borrowings under the Company’s senior secured credit facilities during the current year period.
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
Goodwill
The goodwill balance reported on the Company’s consolidated balance sheet as of March 31, 2020 is $424,508. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not need to perform the quantitative goodwill impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the Company would perform the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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
Borrowings under our Credit Agreement bear interest, based on our election, at a floating rate based upon LIBOR, the New York Fed Bank Rate or the U.S. Prime Rate, plus, in each case, an additional rate which is fixed for an initial period of time and thereafter dependent upon our total leverage ratio at the time. Accordingly, we are subject to interest rate risk with respect to the tenor of any borrowings we may incur under the Credit Agreement. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing at March 31, 2020 and continuing for a full year would increase interest expense related to the amount outstanding under our $1.1 billion term loan facility provided under the Credit Agreement by $10,788. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments that qualify for hedge accounting treatment. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Agreements” for more information on our Credit Agreement.
There were no other material changes to the disclosures made in the Company’s Annual Report on Form 10-K regarding quantitative and qualitative disclosures about market risk for the year ended June 30, 2019.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 1A. Risk Factors
In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2019, which could materially affect our business, financial condition or future operating results.
Our Operations and Operating Results Have Been, and Continue to be, Impacted by the COVID-19 Pandemic and Actions Taken in Response.
An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading to multiple countries, including the United States. Due to the global pandemic, since March 12, 2020, the 2019-20 NBA and NHL seasons have been suspended, and it is uncertain whether the seasons will resume. As a result, as of the date of this Quarterly Report on Form 10-Q, the Company is not telecasting any live sports games on its networks and it is unclear when live sports games will again become available to the Company. The impact of the suspended NBA and NHL seasons, and any other continuing effects of coronavirus on our business operations (such as general economic conditions and impacts on the advertising marketplace), may result in a decrease in our revenues, and if the suspensions continue for an extended period, the decrease would be substantial.
Our business depends on the appeal of our live programming to viewing subscribers of our networks and advertisers. The Company has experienced a decrease in advertising revenue since live sports game telecasts were suspended, and this decrease in advertising revenue is expected to continue for so long as live sports games are not aired on our networks and may also continue after live NBA and NHL sports games resume. Although the absence of live sports games also results in a decrease in certain expenses, such as variable production expenses and advertising sales commissions, and, if a threshold of games are ultimately canceled, in rights fees, if the duration of the impacts from COVID-19 continue for an extended period of time, we would not be able to fully offset the decline in revenues, which would adversely affect our results of operations and cash flow.
The Company has experienced a decrease in subscribers to our programming networks in each of the last several fiscal years which has adversely affected our operating results. If the COVID-19 pandemic continues to impede economic activity and/or the suspension of live games of our teams continues, the pandemic could lead to a further decline or an accelerated rate of decline in the number of subscribers to our programming networks. The loss of additional subscribers, if material, would have long-term adverse effects on our business and results of operations.
Our business is dependent upon affiliation relationships with a limited number of distributors and their continued compliance with their contractual obligations. Our affiliation agreements generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the year on our networks. If we were unable to meet these criteria due to the suspension of live sports games, we could become subject to remedies available to the distributors. In addition, the absence of live sports games could impact our ability to renew expiring agreements on terms as attractive as our existing terms or at all. In addition, government actions or regulations applicable to our business or our distributors in response to COVID-19 could have an adverse effect on our revenues. See “The Success of Our Business Depends on Affiliation Fees We Receive Under Our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations” and "We Are Subject to Governmental Regulation, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations" under "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 2019.
Operationally, nearly all of our employees are working remotely, and we have restricted our production activities and business travel.  If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, any adverse impact of the pandemic on our businesses could be exacerbated.
We cannot reasonably estimate the ultimate impact of the coronavirus pandemic, including the extent of any adverse impacts on our business, revenues, results of operations, cash flows and financial condition, which will depend on, among other things, the duration and spread of coronavirus, the impact of government and league actions that have been and continue to be taken in response, and the effectiveness of actions taken to contain or mitigate the pandemic and economic conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about the Company’s repurchases of Class A Common Stock that were made during the three months ended March 31, 2020 (amounts are presented in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2020 - January 31, 2020	—	$—	—	$185,997
February 1, 2020 - February 29, 2020	87	$12.77	87	$184,882
March 1, 2020 - March 31, 2020	2,983	$11.76	2,983	$149,819
	3,070	$11.79	3,070
________________
(a) On December 7, 2017, the Board authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. On August 29, 2019, the Board authorized a $300,000 increase to the stock repurchase authorization, which had $136,165 of availability remaining, bringing the total available repurchase authorization for Class A Common Stock to $436,165 as of that date. As of March 31, 2020, the Company had remaining authorization of $149,819 for future repurchases. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations, with the timing and amount of purchases depending on market conditions and other factors. The Company has funded stock repurchases through a combination of cash on hand and amounts financed under its credit facilities. The Company may choose to fund its future stock repurchase program through funding sources including cash on hand, cash generated by operations and its revolving credit facility. Total number of shares purchased are determined based on the settlement date of such trades.
(b) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
Item 6. Exhibits
(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May, 2020.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer