Form 10-K
period 2020-06-30
MSG NETWORKS INC.
filed 2020-08-13
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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
Securities registered pursuant to Section 12(g) of the Act:
None
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of MSG Networks Inc. as of June 30, 2020 computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $716 million.
Number of shares of common stock outstanding as of July 31, 2020:
Class A Common Stock — 43,122,080
Class B Common Stock — 13,588,555
Documents incorporated by reference — Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2020 annual meeting of the Company’s shareholders, expected to be filed within 120 days after the close of our fiscal year.

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
Our Company
The Company, an industry leader in sports production, and content development and distribution, owns and operates two award-winning regional sports and entertainment networks, MSG Network (“MSGN”) and MSG+, collectively “MSG Networks” and our companion streaming service, MSG GO. For 50 years, we have been a pioneer in regional sports programming, setting a standard of excellence, creativity and technological innovation. Today, our exclusive, award-winning programming continues to be a valuable differentiator for our viewers, advertisers and the cable, satellite, telephone, and other platforms (“Distributors”) that distribute our networks. Our networks are widely distributed throughout all of New York State and significant portions of New Jersey and Connecticut, as well as parts of Pennsylvania, collectively our “Regional Territory.” MSG GO is currently available to subscribers of all our major Distributors. Our networks are also carried nationally by certain Distributors on sports tiers or in similar packages.
We continually seek to enhance the value that our networks provide to viewers, advertisers and Distributors by utilizing state-of-the-art technology to deliver high-quality, best-in-class content and live viewing experiences. We operate in the nation’s largest television market, the New York Designated Market Area (“DMA”), and attract an important and coveted viewer demographic. Our unique position in this major media market, as a provider of exclusive live local games of top professional sports teams and other sports programming, allows us to optimize distribution revenue and partner with marquee brands to capture advertising sales and explore new content opportunities. In addition, we utilize a dedicated website and social media platforms to promote our brands by sharing content, spotlighting on-air talent, and providing in-depth information about the teams and athletes featured on our networks.
Programming
MSGN debuted as the first regional sports network in the country on October 15, 1969. During the last 50 years, we have been at the forefront of the industry, pushing the boundaries of regional sports coverage. In the process, our networks have become a powerful platform for some of the world’s greatest athletes and entertainers.
With our commitment to programming excellence, we have earned a reputation for best-in-class programming, production, marketing, and technical innovation. We have won more New York Emmy Awards (“Emmys”) for live sports and original programming over the past 10 years than any other station or network in the region.
The foundation of our programming is our professional sports coverage. MSGN and MSG+ feature a wide range of compelling sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (“NBA”); the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (“NHL”); as well as significant coverage of the New York Giants (the “Giants”) and Buffalo Bills (the “Bills”) of the National Football League (“NFL”).
Our networks also showcase a wide array of other sports and entertainment programming, which this past year included New York Red Bulls soccer; Westchester Knicks basketball; and New York Riptide lacrosse; as well as horse racing, poker, tennis, mixed martial arts, and boxing programs.
MSGN and MSG+ collectively aired approximately 400 live professional games this past year, along with a comprehensive lineup of other sporting events and original programming designed to give fans behind-the-scenes access and insight into the teams and players they love. This content includes comprehensive pre- and post-game coverage throughout the seasons, along with team-related programming that features coaches, players and more, all of which enable us to capitalize on the extraordinary enthusiasm of our teams’ fans. Further distinguishing our programming is our roster of renowned analysts and on-air talent, which includes Mike Breen, Walt Frazier, Sam Rosen, Joe Micheletti, Bill Pidto and Kenny Albert, among others. As the regional sports home of both the Giants and the Bills, our networks feature extensive content specifically for fans of both teams, which, during the 2019-20 NFL season, included pre- and post-game content and other team-related programming.
In addition to our live games and team-related programming, we offer an evolving slate of compelling content to appeal to our existing audiences, as well as new viewers. This includes our “MSG Shorts” programming block, which features short-form content targeted to a younger audience, that is suited for our linear networks as well as digital and social platforms. Programming highlights this past year included original productions such as “Unfiltered,” “Verified,” “Connections,” and “Conference Room H,” which provided access to players, coaches, and celebrity guests with unique points of view; as well as popular shows such as “Sneaker Shopping” and “Hot Ones” from Complex, a global lifestyle media brand. As part of our MSG Shorts programming, we also launched themed content specials throughout the year — such as “Food Week,” “Wellness Week,” and “Sneaker Week” — that provided fans with an inside look into how these popular interests relate to the lives of athletes, coaches, and celebrities. This past year we also debuted “Home Ice with David Quinn,” a weekly interview series with Rangers Head Coach David Quinn and “MSG 150 Final,” a weeknight talk show featuring expert analysis, conversation and debate surrounding all New York sports teams.
When the NBA and the NHL regular seasons were suspended in March 2020 due to the novel coronavirus (“COVID-19”) pandemic, we continued to offer viewers innovative programming, including the launch of “MSG 150 at Home,” a remote version of our weeknight talk show. In addition, we launched various weekly thematic programming specials providing viewers with opportunities to relive classic games and historic moments from our teams.
In addition to MSGN and MSG+, the Company distributes programming through our companion streaming service, MSG GO. MSG GO allows subscribers to access MSGN and MSG+ and on demand content in a subscriber’s geographic region, using their smartphones, tablets and computers.
Revenue
The Company generates revenues principally from affiliation fees charged to Distributors for the right to carry our networks, as well as from the sale of advertising. The following customers each accounted for more than 10% of consolidated revenues for the year ended June 30, 2020: Altice USA, Charter, and Verizon.
Affiliation Fee Revenue
The Company’s networks are distributed pursuant to agreements with our Distributors that are typically structured as multi-year agreements with staggered expiration dates and generally provide for annual contractual rate increases. We primarily earn revenue under these agreements based on the number of each Distributor’s subscribers or subscribers that receive our networks. Our affiliation agreements include certain protections relating to the manner in which our networks are carried, and the compensation for such carriage. Examples of such protections include: carriage requirements; penetration minimums (which require that our networks are made available to significant percentages of our Distributors’ basic subscribers); tag-along requirements (which require that MSGN and MSG+ are carried on the same tier as certain other networks); and/or payment minimums (which require us to be compensated based on significant percentages of our Distributors’ subscribers). Affiliation fee revenue constituted at least 90% of our consolidated revenues for the year ended June 30, 2020.
MSGN and MSG+ are widely carried by major Distributors in our region, with an average combined reach of approximately 6.0 million viewing subscribers (as of the most recent available monthly information) in our Regional Territory. Our networks also enjoy national distribution with certain Distributors on sports tiers or in similar packages.
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
In addition, we benefit from our advertising sales representation agreement with Madison Square Garden Entertainment Corp. (together with its subsidiaries, “MSGE”), which provides for the packaged sale of certain network advertising inventory as part of team and arena marketing and sponsorship sales.
The Company’s advertising revenue is derived largely from the sale of inventory in its live professional sports programming, as such, a disproportionate share of this revenue has historically been earned in the Company’s second and third fiscal quarters.

The value of this inventory is dependent upon a number of factors, including team performance, the availability of live games, ratings, and general economic conditions. Advertising time is sold both in advance and in scatter markets.
The Distributions
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) (together with its subsidiaries, “MSGS”) (the “Distribution”). On April 17, 2020, MSGS distributed to its stockholders all of the outstanding common stock of MSGE (the “Entertainment Distribution”).
Garden of Dreams Foundation
Our Company has a close association with the Garden of Dreams Foundation (the “Foundation”), a non-profit charity that assists young people in need. The Foundation provides access to educational and skills opportunities; mentoring programs and memorable experiences that enhance lives, help shape futures and create lasting joy. The Foundation focuses on young people facing illness or financial challenges, as well as children of uniformed personnel who have been lost or injured while serving our communities. Since it was established in 2006, the Foundation has impacted more than 375,000 children and their families. The Company and the Foundation present “MSG Classroom,” an award-winning educational program to teach high school students about the media industry. The program provides a hands-on opportunity for students to develop skills, including broadcasting, script writing and production, and culminates with the students creating their own programming feature. The MSG Classroom program has been recognized with multiple Beacon Awards in the “Education” category, as well as a New York Emmy Award in the “Community Service” category.
Regulation
The Federal Communications Commission (“FCC”) imposes regulations directly on programming networks and also on certain Distributors that affect programming networks indirectly. The rules, regulations, policies and procedures affecting our business are subject to change. The following paragraphs describe the existing legal and regulatory requirements that are most significant to our business today; they do not purport to describe all present and proposed laws and regulations affecting our business.
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
Program Carriage
The FCC has sought comment on changes to the program carriage rules, which prohibit Distributors from favoring their affiliated programming networks over unaffiliated similarly situated programming networks in the rates, terms and conditions of carriage agreements between programming networks and cable operators or other MVPDs. Some of these changes could make it more difficult for our programming networks to challenge a Distributor’s decision to decline to carry one of our programming networks or a Distributor action mid-contract that discriminates against one of our programming networks.

Packaging and Pricing
The FCC periodically considers examining whether to adopt rules regulating how programmers package and price their networks, such as whether programming networks require Distributors to purchase and carry undesired programming in return for the right to carry desired programming and, if so, whether such arrangements should be prohibited.
Effect of “Must-Carry” Requirements
The FCC’s implementation of the statutory “must-carry” obligations requires cable and satellite Distributors to give broadcasters preferential access to channel space. This may reduce the amount of channel space that is available for carriage of our programming networks and the amount of funds that Distributors have to pay us for our networks.
Website and Mobile Application Requirements
We maintain various websites and mobile applications that may be subject to third-party application store requirements, as well as a range of federal, state and local laws such as privacy, accessibility for persons with disabilities, and consumer protection regulations.
Competition
Distribution of Programming Networks
The business of distributing programming networks is highly competitive. Our programming networks face competition from other programming networks, including other regional sports networks, for the right to be carried by a particular Distributor, and for the right to be carried on the service tier(s) that will attract the most subscribers. Once a programming network of ours is carried by a Distributor, that network competes for viewers not only with the other programming networks available through the Distributor, but also with pay-per-view programming and video on demand offerings, as well as Internet and online streaming and on demand services, mobile applications, social media and social networking platforms, radio, print media, motion picture theaters, home video, and other sources of information, sporting events and entertainment. Each of the following competitive factors are important to our networks: the prices we charge for our programming networks, the quantity, quality (in particular, the performance of the sports teams whose media rights we control), the variety of the programming offered on our networks, and the effectiveness of our marketing efforts.
Our ability to successfully compete with other programming networks for distribution may be hampered because the Distributors may be affiliated with other programming networks. In addition, because such affiliated Distributors may have a substantial number of subscribers, the ability of such competing programming networks to obtain distribution on affiliated Distributors may lead to increased subscriber and advertising revenue for such networks because of their increased penetration compared to our programming networks. Even if such affiliated Distributors carry our programming networks, there is no assurance that such Distributors will not place their affiliated programming network on more desirable tier(s) or otherwise favor their affiliated programming network, thereby giving the affiliated programming network a competitive advantage over our own.
New or existing programming networks that are owned by or affiliated with broadcast networks such as NBC, ABC, CBS or Fox may have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreement giving the Distributor the right to carry a broadcast station owned by or affiliated with the network.
In addition, content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on an “over-the-top” (“OTT”) basis. In addition to existing direct-to-consumer streaming services such as Amazon Prime, Hulu and Netflix, in the last fiscal year, several new direct-to-consumer streaming services such as Apple TV+, Disney+, HBO Max, Peacock and Quibi have launched and additional services may launch in the near term. Such direct-to-consumer OTT distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks.
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
Competition for Sports Programming Sources
Because the loyalty of the sports viewing audience to a sports programming network is primarily driven by loyalty to a particular team or teams, access to adequate sources of sports programming is particularly critical to our networks. In connection with the Distribution, the Company entered into long-term media rights agreements with the Knicks and Rangers providing us with the exclusive media rights to their games. The Company also has multi-year media rights agreements with the Islanders, Devils and Sabres. Our rights with respect to these professional teams may be limited in certain circumstances due to rules imposed by the leagues in which they compete. Our programming networks compete for telecast rights for teams or events principally with national or regional programming networks that specialize in or carry sports programming; local and national commercial broadcast television networks; independent syndicators that acquire and resell such rights nationally, regionally and locally; streaming outlets and other Internet and mobile-based distributors of programming. Some of our competitors may own or control, or are owned or controlled by, sports teams, leagues or sports promoters, which gives them an advantage in obtaining telecast rights for such teams or sports. For example, two professional sports teams located in New York have ownership interests in programming networks featuring the games of their teams. Distributors may also contract directly with the sports teams in their local service areas for the right to distribute games on their platforms.
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
Employees
As of June 30, 2020, we had approximately 180 full-time union and non-union employees and 520 part-time union and non-union employees. As of June 30, 2020, approximately 72% of the Company’s workforce is subject to collective bargaining agreements (“CBAs”) and approximately 54% of the Company’s workforce that is subject to a CBA is covered by a CBA that has expired. In addition, as of June 30, 2020, approximately 41% of the Company’s workforce that is subject to a CBA is covered by a CBA that will expire during the next fiscal year. Labor relations in general and in the sports and entertainment industry in particular can be volatile, though we believe that our current relationships with our unions taken as a whole are positive.
Financial Information about Segments and Geographic Areas
The Company operates and reports financial information in one segment. Substantially all revenues and assets of the Company are attributed to or located in the United States, and are primarily concentrated in the New York City metropolitan area. Financial information for each of the years ended June 30, 2020, 2019, and 2018 is set forth in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II — Item 8. Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

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
Affiliation fees constitute a significant majority of our revenues. Changes in affiliation fee revenues generally result from a combination of changes in rates and/or changes in subscriber counts. Reductions in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss of or reduction in carriage of our programming networks, would adversely affect our affiliation fee revenue. For example, our affiliation fee revenue declined $8.3 million in the fourth quarter of fiscal year 2020 compared to the fourth quarter of fiscal year 2019 driven by an acceleration of subscriber losses in the period. Subject to the terms of our affiliation agreements, Distributors may introduce, market and/or modify tiers of programming networks that could impact the number of subscribers that receive our programming networks, including tiers of programming that may exclude our networks. Any loss or reduction in carriage would also decrease the potential audience for our programming, which may adversely affect our advertising revenues. See “— If the Rate of Decline in the Number of Subscribers to Traditional MVPDs Services Increases or These Subscribers Shift to Other Services or Bundles That Do Not Include the Company’s Programming Networks, There May Be a Material Negative Effect on the Company’s Affiliation Revenues.”
Our affiliation agreements generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the calendar year on our networks. If we do not meet these criteria, remedies may be available to our Distributors, such as fee reductions, rebates or refunds and/or termination of these agreements in some cases. For example, we accrued approximately $2 million in the fourth quarter of fiscal year 2020 for possible affiliate rebates.
In addition, under certain circumstances, an existing affiliation agreement may expire and we and the Distributor may not have finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In certain of these circumstances, Distributors may continue to carry the service(s) until the execution of definitive renewal or replacement agreements (or until we or the Distributor determine that carriage should cease).
Occasionally we may have disputes with Distributors over the terms of our affiliation agreements. If not resolved through business discussions, such disputes could result in litigation and/or actual or threatened termination of an existing agreement.
Our business is dependent upon affiliation relationships with a limited number of Distributors. The loss of any of our significant Distributors, the failure to renew on terms as attractive as our existing agreements (or to do so in a timely manner) or disputes with our counterparties relating to the interpretation of their agreements with us could materially negatively affect our business and results of operations. See “— Given That We Depend on a Limited Number of Distributors for a Significant Portion of Our Revenues, Further Industry Consolidation Could Adversely Affect Our Business and Results of Operations.”
Given That We Depend on a Limited Number of Distributors for a Significant Portion of Our Revenues, Further Industry Consolidation Could Adversely Affect Our Business and Results of Operations.
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

Our Operations and Operating Results Have Been, and Continue to be, Impacted by the COVID-19 Pandemic and Actions Taken in Response.
An outbreak of a novel strain of coronavirus, COVID-19, in December 2019 subsequently became a global pandemic. Due to the COVID-19 pandemic, in March 2020, the 2019-20 NBA and NHL seasons were suspended. On May 26, 2020, the NHL announced that the 2019-20 regular season was complete and that certain teams would return to play post-season games, including the Rangers and the Islanders, but not the Devils or the Sabres. On June 4, 2020, the NBA announced that certain teams would return to play for the purpose of determining post-season participation and seeding, but not the Knicks. While each of our teams had played a substantial portion of their 2019-20 NHL and NBA regular season games, the suspension of the seasons resulted in 66 fewer regular season games aired on our networks during the fiscal year ended June 30, 2020 as compared with the prior year. The NHL and NBA plans for resumption of play would have each league ending its respective post-season in October 2020, which would delay the start of each league's 2020-21 season.
The Rangers and the Islanders resumed play for the 2019-20 season in late July 2020. As of August 13, 2020, the Islanders, but not the Rangers, are still competing in the post-season games. No assurances can be made as to whether the 2019-20 NHL season will be completed, the number of games that will be available to us for exhibition as a result and if and when the 2020-21 NHL and NBA seasons will begin and the resulting live sports games featuring our teams will become available to the Company. The impact of the suspended NBA and NHL seasons, and any other continuing effects of COVID-19 on our business operations (such as general economic conditions and impacts on the advertising marketplace), may result in a decrease in our revenues, and if the 2020-21 seasons are limited or there are additional suspensions which continue for an extended period, such a decrease would be substantial.
Our business depends on the appeal of our live programming to viewing subscribers of our networks and to our advertisers. As a result of the COVID-19 pandemic, including the suspension of the 2019-20 seasons, we have experienced a material decrease in advertising revenue. Our advertising revenue declined $7.2 million in the fourth quarter of fiscal year 2020 as compared with the fourth quarter of fiscal year 2019. Although we expect an increase in advertising revenues in the first quarter of fiscal year 2021 compared with the first quarter of fiscal 2020 relating to the resumption of play for the Rangers and Islanders, thereafter we expect a decrease in advertising revenue to continue for periods during which we would otherwise have had live NBA and NHL games for as long as live sports games are not aired on our networks and may also continue after live NBA and NHL sports games resume. Although the absence of live sports games also results in a decrease in certain expenses, including variable production expenses, advertising sales commissions, and rights fees, if the duration of the impacts from COVID-19 continue for an extended period of time, we would not be able to fully offset the decline in revenues, which would adversely affect our results of operations and cash flow.
The Company has experienced a decrease in subscribers to our programming networks in each of the last several fiscal years, which has adversely affected our operating results. If the COVID-19 pandemic continues to impede economic activity and/or the 2020-21 NBA or NHL seasons are adversely impacted, the pandemic could lead to a further decline or accelerate the rate of decline in the number of subscribers to our programming networks. The loss of additional subscribers, if material, would have long-term adverse effects on our business and results of operations.
Our business is dependent upon affiliation relationships with a limited number of Distributors and their continued compliance with their contractual obligations. If any of those Distributors failed to comply with their contractual obligations, as a result of the COVID-19 pandemic or otherwise, it could have an adverse effect on our revenues. See “—The Success of Our Business Depends on Affiliation Fees We Receive Under Our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations.” In addition, our affiliation agreements generally require us to meet certain content criteria, such as minimum thresholds for professional event telecasts throughout the calendar year on our networks. If we do not meet these criteria, remedies may be available to our Distributors, such as fee reductions, rebates or refunds and/or termination of these agreements in some cases. In addition, the absence of live sports games could impact our ability to renew expiring agreements on terms as attractive as our existing terms or at all. In addition, government actions or regulations applicable to our business or our Distributors in response to COVID-19 could have an adverse effect on our revenues. See “—The Success of Our Business Depends on Affiliation Fees We Receive Under Our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations” and “—We Are Subject to Governmental Regulation, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.”
Operationally, most of our employees are working remotely, and we have restricted our production activities and business travel. If significant portions of our workforce, including key personnel, are unable to work or work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, any adverse impact of the pandemic on our businesses could be exacerbated.

We cannot reasonably estimate the ultimate impact of the COVID-19 pandemic, including the extent of any adverse impacts on our business, revenues, results of operations, cash flows and financial condition, which will depend on, among other things, the duration and spread of COVID-19, the impact of government and league actions that have been and continue to be taken in response, and the effectiveness of actions taken to contain or mitigate the pandemic and economic conditions.
Our Business Faces Intense and Wide-Ranging Competition Which May Have a Material Negative Effect on Our Business and Results of Operations.
Our business competes, in certain respects and to varying degrees, for viewers and advertisers with other programming networks, pay-per-view, video-on-demand, online streaming or on-demand services and other content offered by Distributors and others. Additional companies, some with significant financial resources, continue to enter or are seeking to enter the video distribution market either by offering OTT streaming services or selling devices that aggregate viewing of various OTT services, which continues to put pressure on an already competitive landscape. We also compete for viewers and advertisers with content offered over the Internet, social media and social networking platforms, mobile media, radio, motion picture, home video and other sources of information and entertainment and advertising services. Important competitive factors are the prices we charge for our programming networks, the quantity, quality (in particular, the performance of the sports teams whose media rights we control), the variety of the programming offered on our networks, and the effectiveness of our marketing efforts.
New or existing programming networks that are owned by or affiliated with broadcast networks such as NBC, ABC, CBS or Fox may have a competitive advantage over our networks in obtaining distribution through the “bundling” of agreements to carry those programming networks with the agreement giving the Distributor the right to carry a broadcast station owned by or affiliated with the network. For example, regional sports networks affiliated with broadcast networks are carried by certain Distributors that do not currently carry our networks.
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
With respect to advertising services, factors affecting the degree and extent of competition include prices, reach and audience demographics, among others. Some of our competitors are large companies that have greater financial resources available to them than we do which could impact our viewership and the resulting advertising revenues.

We May Not Be Able to Adapt to New Content Distribution Platforms and to Changes in Consumer Behavior Resulting From Emerging Technologies, Which May Have a Material Negative Effect on Our Business and Results of Operations.
We must successfully adapt to technological advances in our industry and the manner in which consumers watch sporting events, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies may affect our ability to maintain and/or grow our business. Emerging forms of content distribution provide different economic models and compete with current distribution methods in ways that are not entirely predictable. Such competition has reduced and could continue to reduce demand for our programming networks or for the offerings of our Distributors and, in turn, reduce our revenue from these sources. Content providers (such as certain broadcast and cable networks) and new content developers, Distributors and syndicators are distributing programming directly to consumers on an OTT basis. In addition to existing direct-to-consumer streaming services such as Amazon Prime, Hulu and Netflix, in the last fiscal year, several new direct-to-consumer streaming services such as Apple TV+, Disney+, HBO Max, Peacock and Quibi have launched and additional services may launch. Such direct-to-consumer OTT distribution of content has contributed to consumers eliminating or downgrading their pay television subscription, which results in certain consumers not receiving our programming networks. If we are unable to offset this loss of subscribers through incremental carriage of our networks or rate increases, our business and results of operations will be adversely affected. Gaming, television and other console and device manufacturers, Distributors and others, such as Microsoft’s Xbox, Apple and Roku, are offering and/or developing technology to offer video programming, including in some cases, various OTT platforms. Such changes have and may continue to impact the revenues we are able to generate from our traditional distribution methods, by decreasing the viewership of our programming networks and/or by making advertising on our programming networks less valuable to advertisers.
In order to respond to these developments, we may need to implement changes to our business models and strategies and there can be no assurance that any such changes will prove to be successful or that the business models and strategies we develop will be as profitable as our current business models and strategies. If we fail to adapt to emerging technologies, our appeal to Distributors and our targeted audiences might decline and there could be a material negative effect on our business and results of operations.
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
During the last few years, the number of subscribers to traditional MVPDs services in the U.S. has been declining, and the rate of decline has increased in recent periods. In addition, Distributors have introduced, marketed and/or modified tiers or bundles of programming that have impacted the number of subscribers that receive our programming networks, including tiers or bundles of programming that exclude our programming networks. As a result of these factors, the Company has experienced a decrease in subscribers in each of the last several fiscal years, which has adversely affected our operating results.
If traditional MVPDs service offerings are not attractive to consumers due to pricing, increased competition from OTT services, increased dissatisfaction with the quality of traditional MVPDs services, poor economic conditions or other factors, more consumers may (i) cancel their traditional MVPDs service subscriptions or choose not to subscribe to traditional MVPDs services, (ii) elect to instead subscribe to OTT services, which in some cases may be offered at a lower price-point and may not include our programming networks or (iii) elect to subscribe to smaller bundles of programming which may not include our programming networks. If the rate of decline in the number of traditional MVPDs service subscribers increases or if subscribers shift to OTT services or smaller bundles of programming that do not include the Company’s programming networks, this may have a material negative effect on the Company’s revenues. See “— Our Operations and Operating Results Have Been, and Continue to be, Impacted by the COVID-19 Pandemic and Actions Taken in Response.”

We Derive Substantial Revenues From the Sale of Advertising Time and Those Revenues Are Subject to a Number of Factors, Many of Which Are Beyond Our Control.
Advertising revenues depend on a number of factors, many of which are beyond our control, such as: (i) the health of the economy in the markets our businesses serve and in the nation as a whole; (ii) general economic trends in the advertising industry; (iii) team performance; (iv) whether live sports games are being played; (v) the popularity of our programming; (vi) the activities of our competitors, including increased competition from other forms of advertising-based media (such as Internet, mobile media, other programming networks, radio and print media); (vii) shifts in consumer viewing patterns, including consumers watching more ad-free content, non-traditional and shorter-form video content online, and the increased use of DVRs to skip advertisements; (viii) declining consumer tolerance for commercial interruptions; (ix) an increasing shift of advertising expenditures to digital and mobile offerings; (x) increasing audience fragmentation caused by increased availability of alternative forms of leisure and entertainment activities, such as social networking platforms and video games; (xi) consumer budgeting and buying patterns; (xii) the extent of the distribution of our networks; and (xiii) changes in the audience demographic for our programming. The 2019-20 NBA and NHL season suspensions resulted in 66 fewer regular season games aired on our networks during the year ended June 30, 2020 compared with the prior year, which had an adverse impact on our advertising revenues. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities, which could cause our revenues and operating results to decline significantly in any given period. Even in the absence of a general recession or downturn in the economy, an individual business sector that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. In such case, a reduction in advertising expenditures by such a sector may adversely affect our revenues. See “— Our Operations and Operating Results Have Been, and Continue to be, Impacted by the COVID-19 Pandemic and Actions Taken in Response.”
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
In addition, we cannot ensure that our programming will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors, many of which are beyond our control, such as team performance, whether live sports games are being played, viewer preferences, the level of distribution of our programming, competing programming and the availability of other entertainment options. A shift in viewer preferences could cause our advertising revenues to decline as a result of changes to the ratings for our programming and materially negatively affect our business and results of operations. As noted below, MSGE has the exclusive right and obligation to sell our advertising availabilities on our behalf for a commission and, as a result, our advertising revenues are dependent to a material extent on MSGE’s sales performance, subject to certain termination rights. See “— We Rely on MSGS’ and MSGE’s Performance Under Various Agreements.”
Our Media Rights Agreements With Various Professional Sports Teams Have Varying Durations and Terms and We May Be Unable to Renew Those Agreements on Acceptable Terms or Such Rights May Be Lost for Other Reasons.
Our business is dependent upon media rights agreements with professional sports teams. Upon expiration, we may seek renewal of these agreements and, if we do, we may be outbid by competing programming networks or others for these agreements or the renewal costs could substantially exceed our costs under the current agreements. Even if we are able to renew such agreements, the Company’s results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in affiliation and advertising revenues. In addition, one or more of these teams may seek to establish their own programming network or join one of our competitor’s networks and, in certain circumstances, we may not have an opportunity to bid for the media rights. Moreover, the value of these agreements may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number of games played during a season. The value of these media rights can also be affected, or we could lose such rights entirely, if a team is liquidated, undergoes reorganization in bankruptcy or relocates to an area where it is not possible or commercially feasible for us to continue to distribute games. Any loss or diminution in the value of rights could impact the extent of the sports coverage offered by us and could materially negatively affect our business and results of operations. In addition, our affiliation agreements generally include certain remedies in the event our networks fail to include a minimum number of professional event telecasts, and, accordingly, any loss of rights could materially negatively affect our business and results of operations. See “— The Success of Our Business Depends on Affiliation Fees We Receive Under Our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations.”

The Actions of the NBA and NHL May Have a Material Negative Effect on Our Business and Results of Operations.
The governing bodies of the NBA and the NHL have imposed, and may impose in the future, various rules, regulations, guidelines, bulletins, directives, policies and agreements (collectively, “League Rules”), which could have a material negative effect on our business and results of operations. For example, each league imposes rules that define the territories in which we may distribute games of the teams in the applicable league. Changes to these rules or other League Rules, or the adoption of new League Rules, could have a material negative effect on our business and results of operations. See “— Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.”
In addition, due to the COVID-19 pandemic and related government actions, decisions made by the NBA and NHL have affected, and in the future may continue to affect, our ability to produce and distribute live sports games on our networks. See “— Our Operations and Operating Results Have Been, and Continue to be, Impacted by the COVID-19 Pandemic and Actions Taken in Response.”
Our Business is Substantially Dependent on the Popularity of the NBA and NHL Teams Whose Media Rights We Control.
Our business has historically been, and we expect will continue to be, dependent on the popularity of the NBA and NHL teams whose local media rights we control and, in varying degrees, those teams achieving on-court and on-ice success, which can generate fan enthusiasm, resulting in increased viewership and advertising revenues. Furthermore, success in the regular season may qualify a team for participation in the post-season, which generates increased excitement and interest in the teams, which can improve viewership and advertising revenues. Some of our teams have not participated in the post-season for an extended period of time. For example, the Knicks have not qualified for the post-season since the 2012-13 NBA season and the Sabres have not qualified for the post-season since the 2010-11 NHL season. In addition, if a team declines in popularity or fails to generate fan enthusiasm, this may negatively impact the terms on which our affiliate agreements are renewed. There can be no assurance that any sports team will generate fan enthusiasm or compete in post-season play and the failure to do so could result in a material negative effect on our business and results of operations.
Our Business Depends on the Appeal of Our Programming, Which May Be Unpredictable, and Increased Programming Costs May Have a Material Negative Effect on Our Business and Results of Operations.
Our business depends, in part, upon viewer preferences and audience acceptance of the programming on our networks. These factors are often unpredictable and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment options. We may not be able to successfully predict interest in proposed new programming and viewer preferences could cause new programming not to be successful or cause our existing programming to decline in popularity. If our programming does not gain or maintain the level of audience acceptance we, our advertisers or Distributors expect, it could negatively affect advertising or affiliation fee revenues. An increase in our costs associated with programming, including original programming, may materially negatively affect our business and results of operations.
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
We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.
Through our operations, we may collect, and store, including by electronic means, certain personal and other sensitive information that is provided to us, including through registration on our websites, mobile applications or otherwise in communication or interaction with us. These activities require the use of online services and centralized data storage, including through third-party service providers. Data maintained in electronic form is subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, misappropriation or other malicious activity. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of such systems. Our ability to safeguard such personal and other sensitive information, including information regarding the Company and our Distributors, advertisers and employees, is important to our business. We take these matters seriously and take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. In addition, data privacy laws may require monitoring of, and changes to, our practices related to the collection, use, disclosure and storage of personal information. Despite our efforts, the risks of a security incident cannot be entirely eliminated and our information technology and other systems that maintain and transmit consumer, Distributor, advertiser, Company, employee and other confidential information may be compromised due to employee error or other action, computer malware or ransomware, viruses, hacking and phishing attacks, or otherwise. Such compromise could affect the security of information on our network, or that of a third-party service provider, including MSGE to which we outsource information technology support. Additionally, outside parties may attempt to fraudulently induce employees, vendors or users to disclose sensitive or confidential information in order to gain access to data and systems. As a result, such sensitive and/or confidential information may be lost, disclosed, accessed or taken without authorization. See “—We Rely on MSGS’ and MSGE’s Performance Under Various Agreements” for a discussion of services MSGE performs on our behalf.
If we experience a security incident, our ability to conduct business may be interrupted or impaired, we may incur damage to our systems, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. The Company may be required to incur significant expenses in order to address any security issues that arise, and we may not have insurance coverage for any or all of such expenses. Further, an actual or perceived security incident, such as penetration of our or our third-party vendors’ networks, affecting personal or other sensitive information could subject us to business and litigation risk, including costs associated with such misappropriation or misuse, and damage our reputation, including with Distributors, viewers and advertisers, which could have a material negative effect on our business and results of operations.
The FCC’s Changes to the Spectrum Used by Satellites to Deliver Programming Networks to Distributors, As Well As The Unavailability of Satellites, Facilities, Systems and/or Software Upon Which We Rely, May Have a Material Negative Effect on Our Business and Results of Operations.
We use third-party satellites and other systems to transmit our programming services to our Distributors. We use distribution facilities that include uplinks, communications, satellites, and downlinks. Notwithstanding certain back-up and redundant systems and facilities maintained by our third-party providers, transmissions or quality of transmissions may be disrupted, including as a result of events that impair uplinks, downlinks or transmission facilities or the impairment of satellite or terrestrial facilities. In addition, the FCC has reallocated some of the spectrum on which these satellites operate for other uses, and satellite operators will begin transitioning to use the resulting smaller amount of spectrum as soon as late 2020. This change in spectrum will cause our third-party providers to change the way they transmit our programming, including by using different satellites and potentially compressing the video, which could affect quality. It will also require many of our Distributors to acquire new equipment, or modify their current equipment, to receive our programming networks. If they fail to do so, or if there are any other disruptions in the transition process including by satellite operators transitioning to new transmission systems, our Distributors and their subscribers may no longer receive our programming. Part of the spectrum on which video programming networks were previously delivered will be auctioned to wireless providers, who will offer 5G services that could cause interference with the delivery of our programming.
Currently, there are a limited number of communications satellites, which are operated by third parties, available for the transmission of programming, and their continued availability may depend upon a variety of factors including business conditions, technology issues, further changes in law or regulation that may limit the spectrum that these satellites and facilities depend upon to operate and our ability to access such satellites on reasonable terms. In addition, we are party to an agreement with AMC Networks Inc. (“AMC Networks”), pursuant to which AMC Networks provides us with certain origination, master control and technical services which are necessary to distribute our programming networks. If a disruption occurs, we may not be able to secure alternate distribution facilities in a timely manner. In addition, we rely upon various internal and third-party systems or software in the operation of our business, including, with respect to database, human resource management, and financial systems. From time to time, certain of these arrangements may not be covered by long-term agreements. In addition, such distribution facilities and/or internal or third-party services, systems or software could be adversely impacted by cybersecurity threats including unauthorized breaches. See “— We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.” The failure or unavailability of distribution facilities or these internal and third-party services, systems or software, depending upon its severity and duration, could have a material negative effect on our business and results of operations.
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
We May Become Subject to Infringement or Other Claims Relating to Our Content or Technology.
From time to time, third parties may assert against us alleged intellectual property (e.g., copyright, trademark and patent) or other claims relating to our programming, technologies, digital content or other content, some of which may be material to our business. In addition, our programming could subject us to claims of defamation or similar types of allegations. Any such claims, regardless of their merit, could cause us to incur significant costs that could harm our results of operations. We may not be indemnified against, or have insurance coverage for, claims or costs of these types. In addition, if we are unable to continue use of certain intellectual property rights, our business and results of operations could be materially negatively impacted.
Our Business Has Been Adversely Impacted and May, in the Future, Be Materially Adversely Impacted by an Economic Downturn and Financial Instability.
Our business depends upon the ability and willingness of consumers and businesses to subscribe to a package of programming that includes our networks. In addition, our business is dependent upon affiliation fee and advertising revenues, which are both sensitive to general economic conditions and consumer buying patterns. See “— We Derive Substantial Revenues From the Sale of Advertising Time and Those Revenues Are Subject to a Number of Factors, Many of Which Are Beyond Our Control.”
As a result, instability and weakness of the U.S. and global economies, including as a result of disruptions to financial markets, inflation, recession, high unemployment, geopolitical events and other effects caused by the COVID-19 pandemic, and the negative effects on consumers’ and businesses’ discretionary spending may materially negatively affect our business and results of operations. See “—Our Operations and Operating Results Have Been, and Continue to be, Impacted by the COVID-19 Pandemic and Actions Taken in Response.”
Weather or Other Conditions Which Are Outside Our Control May Disrupt Our Programming and May Have a Material Negative Effect on Our Business and Results of Operations.
Weather or other conditions, including natural disasters, acts of terrorism and similar events, which are outside our control may prevent us or our Distributors from providing our programming to customers, may reduce advertising expenditures and may have a material negative effect on our business and results of operations. See “—Our Operations and Operating Results Have Been, and Continue to be, Impacted by the COVID-19 Pandemic and Actions Taken in Response.”
We Are Subject to Governmental Regulation, Which Can Change, and Any Failure to Comply With These Regulations May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is subject to federal, state and local laws and regulations. Some FCC regulations apply to us directly and other FCC regulations, although imposed on Distributors, affect programming networks indirectly. See “Item 1. Business — Regulation.” Legislative enactments, court actions, and federal regulatory proceedings could materially affect our programming business by modifying the rates, terms, and conditions under which we offer our content or programming networks to Distributors and the public, or otherwise materially affect the range of our activities or strategic business alternatives. We cannot predict the likelihood, results or impact on our business of any such legislative, judicial, or regulatory actions. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of Distributors, our business could be affected. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, amend, or repeal, laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our business. The regulation of Distributors is subject to the political process and has been in constant flux over the past two decades. Further material changes in the law and regulatory requirements may be proposed or adopted in the future. Our business and our results of operations may be materially negatively affected by future legislation, new regulation or deregulation.
Our business is, and may in the future be, subject to a variety of other laws and regulations, including licensing requirements; working conditions, labor, immigration and employment laws; and data and privacy laws. We are unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals on our businesses. Any changes to the legal and regulatory framework applicable to any of our services or businesses could have an adverse impact on our businesses and results of operations.
Our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could have a material negative effect on our business and results of operations.

Organized Labor Matters May Have a Material Negative Effect on Our Business and Results of Operations.
Our business is substantially dependent upon the efforts of unionized workers. As of June 30, 2020, approximately 72% of our workforce is subject to CBAs.
In addition, we may be impacted by union relations of the NBA and the NHL. Both the NBA and the NHL have experienced labor difficulties in the past and may have labor issues, such as players’ strikes or management lockouts, in the future. For example, the NBA has experienced labor difficulties, including a lockout during the 1998-99 season, which resulted in a regular season that was shortened from 82 to 50 games, and a lockout during the 2011-12 season, which resulted in a regular season that was shortened from 82 games to 66 games. The current NBA CBA expires after the 2023-24 season, but the NBA has the right to terminate the NBA CBA effective following the 2019-20 season and each of the NBA and players union have the right to terminate the CBA effective following the 2022-23 season. In addition, the NBA currently has the right to terminate the CBA through the end of September due to force majeure as a result of COVID-19. The NHL has also experienced labor difficulties, including a lockout during the 1994-95 NHL season, which resulted in a regular season that was shortened from 84 to 48 games, a lockout beginning in September 2004, which resulted in the cancellation of the entire 2004-05 NHL season, and a lockout during the 2012-13 NHL season, which resulted in a regular season that was shortened from 82 to 48 games. The current NHL CBA was scheduled to expire on September 15, 2022, but the NHL and the players union have recently agreed on terms by which the NHL CBA will be extended through September 15, 2026 (with the possibility of an additional one-year extension in certain circumstances).
Any labor disputes, such as strikes or lockouts, with the unions with which we have CBAs or by the NBA, NHL or their respective players, could have a material negative effect on our business and results of operations by impacting our ability to produce or present programming.
We Have Substantial Indebtedness and Are Highly Leveraged, Which Could Adversely Affect Our Business.
We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. For example, in September 2019, we incurred $100 million of debt to finance a cash tender offer for shares of our Class A common stock. As a result of our indebtedness, we are required to make interest and principal payments on our borrowings that are significant in relation to our revenues and cash flows. These payments reduce our earnings and cash available for other potential business purposes. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), the cable and telecommunications industries and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease.
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
We May Require Additional Financing to Fund Our Ongoing Operations and Capital Expenditures, the Availability of Which is Highly Uncertain.
The capital and credit markets can experience volatility and disruption. Such markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and may severely restrict our ability to access new credit, if needed.
Although we have a $250 million revolving credit facility (the “Revolving Credit Facility”) (see Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information), our ability to draw on such facility will depend on our ability to meet certain financial covenants and other conditions. In addition, there can be no assurance that we will be able to refinance any such facility in the future or raise any required additional capital or to do so on favorable terms. Depending upon conditions in the financial markets and/or the Company’s financial performance, we may not be able to raise new capital on favorable terms, or at all.
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
As of July 31, 2020, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the “Dolan Family Group”), collectively own all of our outstanding Class B Common Stock and approximately 7.2% (inclusive of options exercisable within 60 days of the date hereof) of our outstanding Class A Common Stock, and as a result hold approximately 77.0% of the total voting power of all our outstanding common stock. The members of the Dolan Family Group holding Class B Common Stock have executed a stockholders agreement (the “Stockholders Agreement”) that has the effect of causing the voting power of the holders of our Class B Common Stock to be cast as a block with respect to all matters to be voted on by holders of Class B Common Stock. Under the Stockholders Agreement, the shares of Class B Common Stock owned by members of the Dolan Family Group (representing all of the outstanding Class B Common Stock) are to be voted on all matters in accordance with the determination of the Dolan Family Committee, except that the decisions of the Dolan Family Committee are non-binding with respect to the Class B Common Stock owned by certain Dolan family trusts that collectively own 40.5% of the outstanding Class B Common Stock (“Excluded Trusts”). The “Dolan Family Committee” consists of Charles F. Dolan and his six children, James L. Dolan, Thomas C. Dolan, Patrick F. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney, and Marianne Dolan Weber. The Dolan Family Committee generally acts by a majority vote, except that approval of a going-private transaction must be approved by a two-thirds vote and approval of a change-in-control transaction must be approved by not less than all but one vote. The voting members of the Dolan Family Committee are James L. Dolan, Thomas C. Dolan, Kathleen M. Dolan, Deborah A. Dolan-Sweeney, and Marianne Dolan Weber, with each member having one vote other than James L. Dolan, who has two votes. Because James L. Dolan has two votes, he has the ability to block Dolan Family Committee approval of any Company change in control transaction. Shares of Class B Common Stock owned by Excluded Trusts are to be voted on all matters in accordance with the determination of the Excluded Trusts holding a majority of the Class B Common Stock held by all Excluded Trusts, except in the case of a vote on a going-private transaction or a change in control transaction, in which case a vote of trusts holding two-thirds of the Class B Common Stock owned by Excluded Trusts is required.
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
The Dolan Family Group also controls MSGE, MSGS and AMC Networks.

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
Certain parties have registration rights covering a portion of our shares. We have entered into registration rights agreements with Charles F. Dolan, members of his family, certain Dolan family interests and the Dolan Family Foundation that provide them with “demand” and “piggyback” registration rights with respect to approximately 15 million shares of Class A Common Stock, including shares issuable upon conversion of shares of Class B Common Stock. Sales of a substantial number of shares of Class A Common Stock, including sales pursuant to these registration rights agreements, could adversely affect the market price of the Class A Common Stock and could impair our future ability to raise capital through an offering of our equity securities.
We Share Certain Key Executives and Directors With MSGE, MSGS and/or AMC Networks, Which Means Those Executives Do Not Devote Their Full Time and Attention to Our Affairs and the Overlap May Give Rise to Conflicts.
Our Executive Chairman, James L. Dolan, also serves as Executive Chairman and Chief Executive Officer of MSGE and Executive Chairman of MSGS, and our Executive Vice President and General Counsel, Lawrence J. Burian, also serves as the Executive Vice President and General Counsel of MSGS. As a result, not all of our executive officers devote their full time and attention to the Company’s affairs. Our Vice Chairman, Gregg G. Seibert, also serves as the Vice Chairman of MSGE, MSGS and AMC Networks, and our Secretary, Mark C. Cresitello, also serves as Senior Vice President, Associate General Counsel and Secretary of MSGS. In addition, one of our directors, Charles F. Dolan, is the Executive Chairman of AMC Networks. Furthermore, eight members of our Board of Directors (including James L. Dolan) are also directors of MSGE, seven members of our Board of Directors (including James L. Dolan) are also directors of MSGS and six members of our Board of Directors (including James L. Dolan) are also directors of AMC Networks concurrently with their service on our Board of Directors. The overlapping officers and directors may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we on the one hand, and MSGE, MSGS or AMC Networks on the other hand, look at certain acquisitions and other corporate opportunities that may be suitable for more than one of the companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between MSGE, MSGS or AMC Networks and us. In addition, certain of our directors and officers hold MSGE, MSGS and/or AMC Networks stock, performance stock units, restricted stock units, options, and/or or cash performance awards. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and MSGE, MSGS or AMC Networks. See “Certain Relationships and Potential Conflicts of Interest” in our Proxy Statement filed with the SEC on October 25, 2019 and our Current Report on Form 8-K filed with the SEC on June 19, 2020 for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with MSGE, MSGS and/or AMC Networks that may arise.
Our Overlapping Directors and Executive Officers With MSGE, MSGS and/or AMC Networks May Result in the Diversion of Corporate Opportunities and Other Conflicts to MSGE, MSGS and/or AMC Networks and Provisions in Our Amended and Restated Certificate of Incorporation May Provide Us No Remedy in That Circumstance.
The Company acknowledges that directors and officers of the Company may also be serving as directors, officers, employees, consultants or agents of MSGE, MSGS and/or AMC Networks and their respective subsidiaries and that the Company may engage in material business transactions with such entities. The Company’s Board of Directors has adopted resolutions putting in place policies and arrangements whereby the Company has renounced its rights to certain business opportunities and no director or officer of the Company who is also serving as a director, officer, employee, consultant or agent of MSGE, MSGS and/or AMC Networks and their subsidiaries will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in such policies) to MSGE, MSGS and/or AMC Networks or any of their subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company.

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
If the Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold the MSGS common stock in a taxable sale for its fair value. MSGS stockholders would be subject to tax as if they had received a distribution equal to the fair value of MSGS common stock that was distributed to them, which generally would be treated first as a taxable dividend to the extent of our earnings and profits, then as a non-taxable return of capital to the extent of each holder’s tax basis in its MSGS common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to MSGS stockholders and us would be substantial.
We Rely on MSGS’ and MSGE’s Performance Under Various Agreements.
We have various agreements with MSGS, including a distribution agreement, a tax disaffiliation agreement, a services agreement, an employee matters agreement, and media rights agreements, and various agreements with MSGE, including a services agreement, an advertising sales representation agreement and a trademark license agreement, as well as certain other arrangements with each of MSGS and MSGE.
The agreements with MSGS include the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the Distribution. In connection with the Distribution, we agreed to provide MSGS with indemnities with respect to liabilities arising out of our businesses and MSGS agreed to provide us with indemnities with respect to liabilities arising out of the businesses we transferred to MSGS.
Our agreements with MSGS and MSGE also include arrangements with respect to support services and a number of on-going commercial relationships, including, with respect to MSGS, our media rights agreements for Knicks and Rangers games and, with respect to MSGE, the sale of our advertising inventory and our use of the “MSG” brand. The advertising sales representation agreement, services agreement and trademark license agreement are each subject to potential termination by MSGS or MSGE, as applicable, in the event MSGS or MSGE, on the one hand, and the Company, on the other, are no longer affiliates.
MSGE currently provides certain business services to the Company, such as information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and internal audit functions, as well as certain executive support services. These services include the collection and storage of certain personal information regarding employees and/or customers as well as information regarding the Company and our Distributors and advertisers. See also “—We Face Continually Evolving Cybersecurity and Similar Risks, Which Could Result in Loss, Disclosure, Theft, Destruction or Misappropriation of, or Access to, Our Confidential Information and Cause Disruption of Our Business, Damage to Our Brands and Reputation, Legal Exposure and Financial Losses.” The services agreement with MSGE expired on June 30, 2020. In connection with the expiration of the MSGE services agreement, the Company entered into an interim agreement with MSGE, pursuant to which each party provides the other with the services described above on the same terms as provided in the services agreement on an interim basis while a new agreement is finalized. We expect to enter into a new services agreement with MSGE which will be retroactive to July 1, 2020. In addition, pursuant to a services agreement with MSGS, MSGS provides us with certain legal services.
The media rights agreements with MSGS provide us with the exclusive media rights to Knicks and Rangers games. Rights fees under these media rights agreements amounted to approximately $138.9 million for the year ended June 30, 2020, which reflect reductions as a result of MSGS’ not making available the minimum number of games. The stated contractual rights fees under such rights agreements increase annually and are subject to adjustments in certain circumstances, including if MSGS does not make available a minimum number of games in any year.
Our advertising sales representation agreement with MSGE, which has a term through June 30, 2022, provides for MSGE to act as our advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on our behalf for a commission. As a result of this arrangement, we depend on MSGE’s performance for the sale of our advertising. The advertising sales representation agreement is subject to certain termination rights, including MSGE’s right to terminate if MSGE and the Company are no longer affiliates and the Company’s right to terminate if certain sales thresholds are not met unless MSGE elects to pay the Company the shortfall.

The Company and MSGS and MSGE, as applicable, each rely on the other to perform their respective obligations under all of these agreements. If MSGS or MSGE were to breach, be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification or other financial obligations, or these agreements otherwise terminate or expire and we do not enter into replacement agreements, we could suffer operational difficulties and/or significant losses.
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
Performance Graph
The following graph compares the cumulative total return of our Class A Common Stock for the last five years with the performance for the same period of the Russell 3000 Index and S&P Composite 1500 Media Index. The comparison assumes an investment of $100 on June 30, 2015 and reinvestment of dividends. The Distribution is treated as a reinvestment of a special dividend pursuant to SEC rules. The stock price performance in this graph is not necessarily indicative of future stock performance.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
6/30/15
6/30/16
6/30/17
6/30/18
6/30/19
6/30/20
MSG Networks Inc.
Russell 3000 Index
S&P Composite 1500 Media Index

	Base Period 6/30/15	06/30/16	06/30/17	06/30/18	06/30/19	06/30/20
MSG Networks Inc.	$100.00	$68.68	$100.51	$107.22	$92.85	$44.55
Russell 3000 Index	100.00	102.14	121.04	138.93	151.41	161.30
S&P Composite 1500 Media Index	100.00	95.92	111.90	111.87	131.86	124.13

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
As of June 30, 2020, there were 927 holders of record of our Class A Common Stock. There is no public trading market for our Class B Common Stock. As of June 30, 2020, there were 14 holders of record of our Class B Common Stock.
We do not have any current plans to pay a cash dividend on our common stock for the foreseeable future. Our senior secured credit facilities restrict our ability to declare dividends in certain situations (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements”).
Issuer Purchases of Equity Securities
The following table presents information about the Company’s repurchases of Class A Common Stock that were made during the three months ended June 30, 2020 (amounts are presented in thousands except per share data):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2020 - April 30, 2020	386	$10.24	386	$145,864
May 1, 2020 - May 31, 2020	—	$—	—	$145,864
June 1, 2020 - June 30, 2020	—	$—	—	$145,864
	386	$10.24	386
________________
(a) On December 7, 2017, the Company’s Board of Directors authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. On August 29, 2019, the Board of Directors authorized a $300,000 increase to the stock repurchase authorization, which had $136,165 of availability remaining, bringing the total available repurchase authorization for Class A Common Stock to $436,165 as of that date. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. The Company has funded stock repurchases through a combination of cash on hand and amounts financed under its credit facilities. The Company may choose to fund its future stock repurchase program through funding sources including cash on hand, cash generated by operations and its revolving credit facility. Total number of shares purchased are determined based on the settlement date of such trades. As of June 30, 2020, the Company had $145,864 of availability remaining under its stock repurchase authorization.
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

	Years Ended June 30,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Operating Data:
Revenues	$685,797	$720,845	$696,651	$675,352	$658,198
Direct operating expenses	282,837	300,274	291,082	271,119	267,233
Selling, general and administrative expenses	100,829	103,274	83,073	79,040	100,752
Depreciation and amortization (including impairments)	7,163	7,398	9,338	10,296	14,583
Operating income	294,968	309,899	313,158	314,897	275,630
Other income (expense):
Interest income	4,234	6,343	4,388	2,782	2,368
Interest expense	(36,324)	(47,589)	(43,312)	(40,108)	(31,683)
Debt refinancing expense	(2,764)	—	—	—	—
Other components of net periodic benefit cost	(1,030)	244	(1,710)	(1,633)	(2,044)
Miscellaneous expense	—	—	—	—	(2)
	(35,884)	(41,002)	(40,634)	(38,959)	(31,361)
Income from continuing operations before income taxes	259,084	268,897	272,524	275,938	244,269
Income tax benefit (expense)	(73,863)	(82,715)	16,338	(108,476)	(80,971)
Income from continuing operations	185,221	186,182	288,862	167,462	163,298
Loss from discontinued operations, net of taxes (a)	—	—	—	(120)	(155,664)
Net income	$185,221	$186,182	$288,862	$167,342	$7,634
Earnings (loss) per share:
Basic
Income from continuing operations	$2.93	$2.48	$3.83	$2.23	$2.17
Loss from discontinued operations (a)	—	—	—	—	(2.07)
Net income	2.93	2.48	3.83	2.22	0.10
Diluted
Income from continuing operations	$2.92	$2.46	$3.81	$2.22	$2.16
Loss from discontinued operations (a)	—	—	—	—	(2.06)
Net income	2.92	2.46	3.81	2.21	0.10
Weighted-average number of common shares outstanding:
Basic	63,172	75,069	75,381	75,213	75,152
Diluted	63,515	75,731	75,820	75,560	75,527
Balance Sheet Data:
Total assets	$850,803	$866,899	$849,612	$805,044	$806,542
Total long-term debt	1,081,009	1,018,017	1,190,431	1,312,845	1,477,759
Total stockholders’ deficiency	(552,849)	(458,768)	(657,742)	(944,207)	(1,119,958)
(a) On the Distribution Date, the Company distributed to its stockholders all of the outstanding common stock of MSGS. Following the Distribution, the Company no longer consolidates the financial results of MSGS for purposes of its own financial reporting and the historical financial results of MSGS through the Distribution Date, as well as transaction costs related to the Distribution, have been classified in the Company’s consolidated financial statements as discontinued operations for all periods presented. No gain or loss was recognized in connection with the Distribution.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including impacts on advertising revenues, rights fees and production costs, and affiliation fee revenue as a result of the novel coronavirus (“COVID-19”) pandemic. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and financial performance and plans identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

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

•
the impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we and our Distributors, advertisers, viewers and teams operate, including actions of the National Basketball Association (“NBA”), National Hockey League (“NHL”) and any governmental authority or legislation relating to COVID-19;

•	the security of our program signal and electronic data;

•	general economic conditions especially in the New York City metropolitan area where we conduct the majority of our operations;

•	the on-ice and on-court performance of the professional sports teams whose games we carry;

•	the demand for advertising and sponsorship arrangements and viewer ratings for our networks;

•	competition, for example, from other regional sports networks;

•	the relocation or insolvency of professional sports teams with which we have a media rights agreement;

•	our ability to maintain, obtain or produce content, together with the cost of such content;

•	our ability to renew or replace our media rights agreements with professional sports teams;

•	the acquisition or disposition of assets and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;

•	the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;

•	the impact of governmental regulations or laws and changes in such regulations or laws, including with respect to the legalization of sports gaming;

•	the impact of sports league rules, regulations and/or agreements and changes thereto;

•	any NBA, NHL or other work stoppage due to COVID-19 or otherwise;

•
our dependence on Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company), Madison Square Garden Entertainment Corp. and other third-party providers for the provision of certain services;

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
On September 30, 2015, the Company distributed to its stockholders all of the outstanding common stock of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) (together with its subsidiaries, “MSGS”) (the “Distribution”). On April 17, 2020, MSGS distributed to its stockholders all of the outstanding common stock of Madison Square Garden Entertainment Corp. (together with its subsidiaries, “MSGE”) (the “Entertainment Distribution”).
The Company operates and reports financial information in one segment.
This MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Results of Operations. This section provides an analysis of our consolidated results of operations for the years ended June 30, 2020, 2019, and 2018.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the years ended June 30, 2020, 2019, and 2018.
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

Business Overview
The Company owns and operates two regional sports and entertainment networks, MSG Network (“MSGN”) and MSG+, collectively the “MSG Networks,” that feature a wide range of compelling sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (“NBA”); the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (“NHL”); as well as significant coverage of the New York Giants (the “Giants”) and Buffalo Bills (the “Bills”) of the National Football League (“NFL”).
Revenue Sources
The Company generates revenues principally from affiliation fees, as well as from the sale of advertising.
Affiliation Fee Revenue
Affiliation fee revenue is earned from Distributors for the right to carry the Company’s networks. The fees we receive depend largely on the demand from subscribers for our programming. Affiliation fee revenue constituted approximately 90% of our consolidated revenues for each of the years ended June 30, 2020 and 2019.
Advertising Revenue
The Company’s advertising revenue is largely derived from the sale of inventory in its live professional sports programming, as such, a disproportionate share of this revenue has historically been earned in the Company’s second and third fiscal quarters. In certain advertising arrangements, the Company guarantees specific viewer ratings for its programming. The Company has an advertising sales representation agreement with MSGE, which has a term through June 30, 2022, that provides for MSGE to act as the Company’s advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The advertising sales representation agreement is subject to certain termination rights, including MSGE’s right to terminate if MSGE and the Company are no longer affiliates and the Company’s right to terminate if certain sales thresholds are not met unless MSGE elects to pay the Company the shortfall.
Direct Operating Expenses
Direct operating expenses primarily include the cost of professional team rights acquired under media rights agreements to telecast various sporting events on our networks, and other direct programming and production costs of our networks.
In connection with the Distribution, the Company entered into long-term media rights agreements with the Knicks and the Rangers, which provide the Company with the exclusive media rights to the teams’ games in their local markets. These agreements were effective July 1, 2015. In addition, the Company has multi-year media rights agreements with the Islanders, Devils and Sabres. The media rights acquired under these agreements to telecast various sporting events and other programming for exhibition on our networks are typically expensed on a straight-line basis over the applicable annual contract or license period. We negotiate directly with the teams to determine the fee and other provisions of the media rights agreements. Media rights fees for sports programming are influenced by, among other things, the size and demographics of the geographic area in which the programming is distributed, and the popularity and/or the competitiveness of a team.
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
Factors Affecting Operating Results
The financial performance of our business is affected by the affiliation agreements we negotiate with Distributors, the number of subscribers of certain Distributors, and also by the advertising rates we charge advertisers. Certain of these factors in turn depend on the popularity and/or performance of the professional sports teams carried on our networks as well as the cost and the attractiveness of our programming content.

Due largely to our media rights agreements with our NBA and NHL teams and the generally recurring nature of our affiliation fee revenue, MSG Networks has consistently produced operating profits for a number of years. Advertising revenues are less predictable and can vary based upon a number of factors, including general economic conditions, team performance and the performance of MSGE under our advertising sales representation agreement.
Our Company’s future performance is also dependent on the U.S. and global economies, the impact of competition, and the relative strength of our current and future advertising customers. Instability and weakness of the U.S. and global economies, including as a result of disruptions to financial markets, inflation, recession, high unemployment, geopolitical events and other effects caused by the COVID-19 pandemic, and the negative effects on consumers’ and businesses’ discretionary spending may materially negatively affect our business and results of operations. See “Part I — Item 1. Business — Regulation” for other factors that may affect operating results.

Results of Operations
Comparison of the Year Ended June 30, 2020 versus the Year Ended June 30, 2019
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Years Ended June 30,				Increase (Decrease) in Net Income
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$685,797	100%	$720,845	100%	$(35,048)

Direct operating expenses	282,837	41%	300,274	42%	17,437
Selling, general and administrative expenses	100,829	15%	103,274	14%	2,445
Depreciation and amortization	7,163	1%	7,398	1%	235
Operating income	294,968	43%	309,899	43%	(14,931)
Other income (expense):
Interest income	4,234	1%	6,343	1%	(2,109)
Interest expense	(36,324)	(5)%	(47,589)	(7)%	11,265
Debt refinancing expense	(2,764)	NM	—	NM	(2,764)
Other components of net periodic benefit cost	(1,030)	NM	244	NM	(1,274)
	(35,884)	(5)%	(41,002)	(6)%	5,118
Income from operations before income taxes	259,084	38%	268,897	37%	(9,813)
Income tax expense	(73,863)	(11)%	(82,715)	(11)%	8,852
Net income	185,221	27%	186,182	26%	(961)
___________________________________
NM – Percentage is not meaningful
Due to the COVID-19 pandemic, in March 2020, the 2019-20 NBA and NHL seasons were suspended. On May 26, 2020, the NHL announced that the 2019-20 regular season was complete and that certain teams would return to play post-season games. The Rangers and the Islanders, but not the Devils or the Sabres, participated in such post-season games. On June 4, 2020, the NBA announced that certain teams would return to play for the purpose of determining post-season participation and seeding, but not the Knicks.
As a result of the pandemic, the Company telecast fewer regular season games during the year ended June 30, 2020 as compared with the prior year. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we cannot predict. See “Item 1A. Risk Factors — Our Operations and Operating Results Have Been, and Continue to be, Impacted by the COVID-19 Pandemic and Actions Taken in Response” for additional details.
Revenues
Revenues for the year ended June 30, 2020 decreased $35,048, or 5%, to $685,797 as compared with the prior year. The net decrease was attributable to the following:

Decrease in affiliation fee revenue	$(20,047)
Decrease in advertising revenue	(12,710)
Other net decreases	(2,291)
$(35,048)
The decrease in affiliation fee revenue was primarily due to the impact of a decrease in subscribers of approximately 8%, partially offset by higher affiliation rates. Affiliation fee revenue for the year ended June 30, 2020 reflects a net unfavorable affiliate adjustment of approximately $300, inclusive of an approximately $2,000 affiliate rebate accrual in the fourth quarter. Based on current facts and circumstances, the Company expects to have a similar affiliate rebate adjustment, in the aggregate, for the first half of fiscal year 2021.

The decrease in advertising revenue was primarily due to lower sales related to live professional sports telecasts and a lower net decrease in deferred revenue related to ratings guarantees. The decrease in sales from live professional sports telecasts was primarily due to fewer games as compared with the prior year, which reflects the cancellation of games resulting from the NBA and NHL 2019-20 shortened seasons, partially offset by higher per-game sales. As a result of the COVID-19 pandemic, including the suspension of the 2019-20 seasons, we have experienced a material decrease in advertising revenue. We expect an increase in advertising revenues in the first quarter of fiscal year 2021 compared with the first quarter of fiscal 2020 relating to the resumption of play for the Rangers and Islanders.
Other net decreases were largely due to the absence in the current year period of revenues associated with certain services previously provided to Fuse Media, Inc.
Direct operating expenses
Direct operating expenses for the year ended June 30, 2020 decreased $17,437, or 6%, to $282,837 as compared with the prior year due to lower rights fees expense of $14,824 and a decrease in other programming-related costs of $2,613. The decline in rights fees expense was principally due to the cancellation of games as a result of the shortened NBA and NHL 2019-20 seasons, partially offset by contractual rate increases under the Company’s media rights agreements with professional sports teams. Assuming full 2020-21 NBA and NHL regular seasons, the Company expects higher annual rights fee expense and production costs in fiscal year 2021 as compared with fiscal year 2020.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2020 decreased $2,445, or 2%, to $100,829 as compared with the prior year primarily due to lower advertising sales commissions and other corporate costs, partially offset by higher advertising and marketing costs. The overall decrease reflects a decline of approximately $2,000 in expenses that are not indicative of the Company’s core expense base.
Operating income
Operating income for the year ended June 30, 2020 decreased $14,931, or 5%, to $294,968 as compared with the prior year primarily due to (as discussed above) the decrease in revenues, partially offset by lower direct operating expenses and, to a lesser extent, lower selling, general and administrative expenses (including share-based compensation expense).
Interest expense
Interest expense for the year ended June 30, 2020 decreased $11,265, or 24%, to $36,324 as compared with the prior year primarily due to lower average interest rates for the year ended June 30, 2020 (3.1% as compared with 3.8% in the prior year) and, to a lesser extent, a lower average principal balance under the Company’s senior secured credit facilities (see “Liquidity and Capital Resources — Financing Agreements”).
Debt refinancing expense
Debt refinancing expense for the year ended June 30, 2020 related to the refinancing of the Company’s senior secured credit facilities. See Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the refinancing of the Company’s senior secured credit facilities.
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
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Years Ended June 30,		Increase (Decrease) in Adjusted Operating Income
	2020	2019
Operating income	$294,968	$309,899	$(14,931)
Share-based compensation expense	19,235	18,087	1,148
Depreciation and amortization	7,163	7,398	(235)
Adjusted operating income	$321,366	$335,384	$(14,018)
Adjusted operating income for the year ended June 30, 2020 decreased $14,018, or 4%, to $321,366 as compared with the prior year primarily due to (as discussed above) the decrease in revenues, partially offset by lower direct operating expenses and, to a lesser extent, lower selling, general and administrative expenses (excluding share-based compensation expense).

Results of Operations
Comparison of the Year Ended June 30, 2019 versus the Year Ended June 30, 2018
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Years Ended June 30,				Increase (Decrease) in Net Income
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$720,845	100%	$696,651	100%	$24,194

Direct operating expenses	300,274	42%	291,082	42%	(9,192)
Selling, general and administrative expenses	103,274	14%	83,073	12%	(20,201)
Depreciation and amortization	7,398	1%	9,338	1%	1,940
Operating income	309,899	43%	313,158	45%	(3,259)
Other income (expense):
Interest income	6,343	1%	4,388	1%	1,955
Interest expense	(47,589)	(7)%	(43,312)	(6)%	(4,277)
Other components of net periodic benefit cost	244	NM	(1,710)	NM	1,954
	(41,002)	(6)%	(40,634)	(6)%	(368)
Income from operations before income taxes	268,897	37%	272,524	39%	(3,627)
Income tax benefit (expense)	(82,715)	(11)%	16,338	2%	(99,053)
Net income	$186,182	26%	$288,862	41%	$(102,680)
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
Interest expense
Interest expense for the year ended June 30, 2019 increased $4,277, or 10%, to $47,589 as compared with the prior year primarily due to higher average interest rates in fiscal year 2019 (3.8% as compared with 3.0%), partially offset by a lower average principal balance under the Company’s senior secured credit facilities (see “Liquidity and Capital Resources — Financing Agreements”).
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
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our revolving credit facility. The Company amended and restated its prior credit agreement, dated September 28, 2015 (the “Former Credit Agreement”), on October 11, 2019 in its entirety. See “Financing Agreements” below. Our principal uses of cash are expected to include working capital-related items, capital spending, taxes, debt service, and the repurchase of shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”). The Company’s use of its available liquidity will be based upon the ongoing review of the funding needs of the business, its view of a favorable allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including $196,837 in cash and cash equivalents, as of June 30, 2020, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows, to fund our business operations, repurchase shares of the Company’s Class A Common Stock and service our outstanding term loan facility (see “Financing Agreements” below) during the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us. In addition, the recent COVID-19 pandemic has caused disruption in the capital markets, which could make financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all.
On December 7, 2017, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. On August 29, 2019, the Board authorized a $300,000 increase to the stock repurchase authorization, which had $136,165 of availability remaining, bringing the total available repurchase authorization for Class A Common Stock to $436,165 as of that date. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. During the year ended June 30, 2020, the Company repurchased, including under a modified Dutch auction tender offer, 18,436 shares of its Class A Common Stock for an aggregate purchase price of $290,301. As of June 30, 2020, the Company had $145,864 of availability remaining under its stock repurchase authorization.
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
The Company has made principal repayments aggregating to $13,750 through June 30, 2020 under the Credit Agreement. The Term Loan Facility amortized quarterly in accordance with its terms. As of June 30, 2020, there was $1,086,250 outstanding under the Term Loan Facility, and no borrowings under the Revolving Credit Facility. As of June 30, 2020, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement.
See Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information on the Credit Agreement.
Contractual Obligations
As of June 30, 2020, future cash payments required under contracts entered into by the Company in the normal course of business are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
Contractual obligations (a)	$3,879,345	$268,532	$517,582	$495,344	$2,597,887
Operating lease obligations (b)	20,440	6,012	10,276	4,152	—
Debt repayment (c)	1,086,250	38,500	115,500	932,250	—
Total	$4,986,035	$313,044	$643,358	$1,431,746	$2,597,887
(a) Contractual obligations not reflected on the consolidated balance sheet consist primarily of the Company’s obligations under media rights agreements.
(b) Operating lease obligations primarily represent future minimum rental payments on various long-term, noncancelable leases for office and studio space.
(c) Consists of principal repayments required under the Company’s Term Loan Facility.

Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the year ended June 30, 2020 increased by $4,073 to $210,032 as compared with the prior year. This increase was primarily driven by lower income taxes paid, largely offset by lower income from operations before income taxes and, to a lesser extent, the net impact of certain other items as compared with the prior year.
Net cash provided by operating activities for the year ended June 30, 2019 decreased by $4,651 to $205,959 as compared with the prior year. This decrease was primarily driven by higher income taxes paid and lower income from operations before income taxes, partially offset by the net impact of certain other items as compared with the prior year.
Investing Activities
Net cash used in investing activities for the year ended June 30, 2020 decreased by $2,065 to $2,814 as compared with the prior year primarily due to an investment made in a nonconsolidated entity in the prior year.
Net cash used in investing activities for the year ended June 30, 2019 increased by $1,155 to $4,879 as compared with the prior year due to an investment made in a nonconsolidated entity, partially offset by lower capital expenditures.
Financing Activities
Net cash used in financing activities for the year ended June 30, 2020 increased by $56,804 to $236,804 as compared with the prior year. This increase was primarily due to repurchases of the Company’s Class A Common Stock, partially offset by lower principal repayments on the Company’s term loan facilities made in the current year period, as well as the proceeds received from borrowings under the Company’s senior secured credit facilities during the current year period.
Net cash used in financing activities for the year ended June 30, 2019 increased by $37,370 to $180,000 as compared with the prior year primarily due to higher voluntary principal repayments of $50,000 on the Company’s former term loan facility. This increase was partially offset by the absence of repurchases of the Company’s Class A Common Stock in fiscal year 2019 as compared to $13,850 (including commissions and fees) used in the year ended June 30, 2018 for share repurchases under the Company’s share repurchase program.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
See Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements not yet adopted.
Critical Accounting Policies
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amount of revenues and expenses. Management believes its use of estimates in the consolidated financial statements to be reasonable. See Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information regarding the Company's use of estimates. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Impairment of Long-Lived and Indefinite-Lived Assets
The Company’s long-lived and indefinite-lived assets, which account for approximately 54% of the Company’s consolidated total assets as of June 30, 2020, consist of the following:

Goodwill	$424,508
Amortizable intangible assets, net	30,283
Property and equipment, net	8,758
$463,549

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
As of June 30, 2020, the Company’s intangible assets subject to amortization, which were affiliate relationships, have an estimated useful life of 24 years. The useful lives for the affiliate relationships were determined based upon an estimate for renewals of existing agreements the Company had in place with its major customers in April 2005 (the time that acquisition accounting was applied). The Company has renewed its major affiliation agreements and maintained customer relationships in the past and believes it will be able to renew its major affiliation agreements and maintain those customer relationships in the future. In light of these facts and circumstances, the Company has determined that its estimated useful lives are appropriate. However, it is possible that the Company will not successfully renew such agreements as they expire or that if it does, the net revenue earned may not equal or exceed the net revenue currently being earned, which could have a material negative effect on our business.
There have been periods when an existing affiliation agreement has expired and the Company and the Distributor have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time. In certain of these circumstances, Distributors may continue to carry the service(s) until the execution of definitive renewal or replacement agreements (or until we or the Distributor determine that carriage should cease). See “Part I — Item 1A. Risk Factors — The Success of Our Business Depends on Affiliation Fees We Receive Under Our Affiliation Agreements, the Loss of Which or Renewal of Which on Less Favorable Terms May Have a Material Negative Effect on Our Business and Results of Operations.”
If a Distributor ceases to carry the service on an other than temporary basis, the Company would record an impairment charge for the then remaining carrying value of the affiliate relationship intangible asset associated with that Distributor. If the Company were to renew an affiliation agreement at rates that produced materially less net revenue compared to the net revenue produced under the previous agreement, the Company would evaluate the impact on its cash flows and, if necessary, would further evaluate such indication of potential impairment by following the policy described above for the asset or asset group containing that intangible asset. The Company also would evaluate whether the remaining useful life of the affiliate relationship remained appropriate. Based on the carrying value of the affiliate relationships recorded as of June 30, 2020, if the estimated life of these affiliate relationships were shortened by 10%, the effect on amortization for the year ended June 30, 2020 would be an increase of approximately $384.

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
Accumulated and projected benefit obligations reflect the present value of future cash payments for benefits. The Company used the Willis Towers Watson U.S. Rate Link: 40-90 Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds) to discount these benefit payments on a plan by plan basis, to select the rates at which the Company believes each plan’s benefits could be effectively settled. Lower discount rates increase the present value of benefit obligations and will usually increase the subsequent year’s net periodic benefit cost. The weighted-average discount rates used to determine benefit obligations as of June 30, 2020 for the Company’s pension plans and postretirement plan were 2.69% and 2.14%, respectively. A 25 basis point decrease in these assumed discount rates would increase the projected benefit obligations for the Company’s pension plans and postretirement plan at June 30, 2020 by $1,470 and $40, respectively. The weighted-average discount rates used to determine the service cost and interest cost components of net periodic benefit cost for the year ended June 30, 2020 for the Company’s pension plans were 3.68% and 3.17%, respectively. The weighted-average discount rates used to determine the service cost and interest cost components of net periodic benefit cost for the year ended June 30, 2020 for the Company’s postretirement plan were 3.42% and 2.94%, respectively. A 25 basis point decrease in these assumed discount rates would increase the total net periodic benefit cost for the Company’s pension plans by $110 and decrease net periodic benefit cost for the postretirement plan by $3 for the year ended June 30, 2020.
The Company’s expected long-term rate of return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structures over a long-term horizon. Expectations of returns for each asset class used in the review and modeling are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by the expected total returns for the asset classes covered by the investment policy, each comprised of projections of (a) the risk-free rate, or expected return on cash, (b) the passive excess return (beta), or expected excess return from an asset class in excess of the risk-free rate, and (c) the active return (alpha), or expected excess return from active managers’ efforts to outperform their respective indices. The expected long-term rate of return on plan assets for the Company’s funded pension plan was 5.09% for the year ended June 30, 2020. Performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under the Company’s funded plan. Adverse market performance in the future could result in lower rates of return for these assets than projected by the Company which could increase the Company’s funding requirements related to this plan, as well as negatively affect the Company’s operating results by increasing the net periodic benefit cost. A 25 basis point decrease in the long-term rate of return on pension plan assets assumption would increase net periodic pension benefit cost by $53 for the year ended June 30, 2020.
Another important assumption for our postretirement plan is healthcare cost trend rates. We developed our estimate of the healthcare cost trend rates through examination of the Company’s claims experience and the results of recent healthcare trend surveys.
Assumed healthcare cost trend rates used to determine the benefit obligation and net periodic benefit cost for our postretirement plan as of and for the year ended June 30, 2020 are as follows:

	Net Periodic Benefit Cost	Benefit Obligation
Healthcare cost trend rate assumed for next year	6.75%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027

A one percentage point change in assumed healthcare cost trend rates would have the following effects on the benefit obligation and net periodic benefit cost for our postretirement plan as of and for the year ended June 30, 2020:

	Increase (Decrease) in Total of Service and Interest Cost Components	Increase (Decrease) in Benefit Obligation
One percentage point increase	$10	$165
One percentage point decrease	(9)	(150)
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
Borrowings under the credit agreement, dated October 11, 2019, among MSGN Holdings, L.P., MSGN Eden, LLC, Regional MSGN Holdings LLC and certain subsidiaries of MSGN Holdings, L.P. and a syndicate of lenders (the “Credit Agreement”) bear interest, based on our election, at a floating rate based upon the London Interbank Offered Rate, the New York Fed Bank Rate or the administrative agent’s prime rate, plus, in each case, an additional rate which is dependent upon our total leverage ratio at the time. Accordingly, we are subject to interest rate risk with respect to the tenor of any borrowings we may incur under the Credit Agreement. The effect of a hypothetical 100 basis point increase in floating interest rates prevailing at June 30, 2020 and continuing for a full year would increase interest expense related to the amount outstanding under our $1.1 billion term loan facility provided under the Credit Agreement by approximately $10.7 million. If appropriate, we may seek to reduce such exposure through the use of interest rate swaps or similar instruments that qualify for hedge accounting treatment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Agreements” for more information on our Credit Agreement.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020 the Company’s disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2020.
The effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors, executive officers, and corporate governance will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 11. Executive Compensation
Information relating to executive compensation will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to the beneficial ownership of our common stock will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to certain relationships and related transactions and director independence will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to principal accountant fees and services will be included in the proxy statement for the 2020 annual meeting of the Company’s stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

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
2.1
Distribution Agreement dated September 11, 2015, between MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 14, 2015).

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

3.2	Amended By-Laws of MSG Networks Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 19, 2020).
4.1
Registration Rights Agreement by and among MSG Networks Inc. (formerly known as The Madison Square Garden Company) and the Charles F. Dolan Children Trusts (incorporated by reference to Exhibit 3.5 to Amendment No. 7 to the Company's Registration Statement on Form 10 filed on January 14, 2010).

4.2
Registration Rights Agreement by and among MSG Networks Inc. (formerly known as The Madison Square Garden Company) and the Dolan Family Affiliates (incorporated by reference to Exhibit 3.6 to Amendment No. 7 to the Company's Registration Statement on Form 10 filed on January 14, 2010).

4.3	Transfer Consent Agreement with NBA, dated February 9, 2010 (incorporated by reference to Exhibit 3.7 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).
4.4	Transfer Consent Agreement with NHL, dated February 9, 2010 (incorporated by reference to Exhibit 3.8 to Amendment No. 6 to the Company's Registration Statement on Form 10 filed on January 11, 2010).
4.5	Description of Capital Stock (incorporated by reference to Exhibit 4.5 to the Company's Form 10-K for the fiscal year ended June 30, 2019 filed on August 21, 2019).
10.1
Tax Disaffiliation Agreement dated September 11, 2015, between MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company) (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on September 14, 2015).

10.2
Contribution Agreement, dated as of September 11, 2015, among MSG Networks Inc., MSGN Holdings, L.P. and Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 14, 2015).

10.3
Employee Matters Agreement dated September 11, 2015, between MSG Networks Inc. and Madison Square Garden Sports Corp. (formerly known as The Madison Square Garden Company) (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on September 14, 2015).

10.4	MSG Networks Inc. 2010 Employee Stock Plan, as amended (incorporated by reference to Annex A to the Company's DEF 14A filed on October 27, 2016).†
10.5	MSG Networks Inc. 2010 Cash Incentive Plan, as amended (incorporated by reference to Annex B to the Company's DEF 14A filed on October 28, 2015).†
10.6	MSG Networks Inc. 2010 Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Annex C to the Company's DEF 14A filed on October 28, 2015).†
10.7	Form of MSG Networks Inc. Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2016). †
10.8	Form of MSG Networks Inc. Performance Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2016). †
10.9
Form of MSG Networks Inc. (formerly known as The Madison Square Garden Company) Non-Employee Director Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 2012 filed on February 6, 2013). †

10.10
Form of MSG Networks Inc. (formerly known as The Madison Square Garden Company) Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2015). †

10.11
Form of MSG Networks Inc. (formerly known as The Madison Square Garden Company) Performance Award Agreement (incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended June 30, 2013 filed on August 21, 2013). †

10.12	Form of MSG Networks Inc. Performance Stock Units Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 10, 2015). †

10.13
Employment Agreement dated September 16, 2016 between MSG Networks Inc. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2016, filed on February 2, 2017). †

10.14
Employment Agreement dated as of September 6, 2018, between MSG Networks Inc. and Andrea Greenberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2018). †

10.15
Employment Agreement dated as of September 6, 2018, between MSG Networks Inc. and Bret Richter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2018). †

10.16
Employment Agreement dated as of September 6, 2018, between MSG Networks Inc. and Lawrence J. Burian (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 7, 2018). †

10.17
Letter Agreement, dated June 19, 2020, between MSG Networks Inc. and Lawrence J. Burian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 19, 2020). †

10.18
Employment Agreement dated as of September 6, 2018, between MSG Networks Inc. and Dawn Darino-Gorski (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 7, 2018). †

10.19
Credit Agreement dated as of September 28, 2015, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, MSGN Regional Holdings LLC and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and a letter of credit issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.20
Security Agreement dated as of September 28, 2015, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, MSGN Regional Holdings LLC, and JPMorgan Chase Bank, N.A., as collateral agent thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

10.21
MSG Networks Inc. Policy Concerning Certain Matters Relating to Madison Square Garden Sports Corp., Madison Square Garden Entertainment Corp. and AMC Networks Inc. including Responsibilities of Overlapping Directors and Officers.

10.22
Form of Indemnification Agreement between MSG Networks Inc. (formerly known as The Madison Square Garden Company) and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2015). †

10.23
Form of MSG Networks Inc. Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 file on August 15, 2018). †

10.24
Form of MSG Networks Inc. Performance Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed on August 15, 2018). †

10.25
Form of MSG Networks Inc. Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed on August 21, 2019).†

10.26
Form of MSG Networks Inc. Performance Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed on August 21, 2019). †

10.27
Amended and Restated Credit Agreement, dated as of October 11, 2019, by and among MSGN Holdings, L.P., certain subsidiaries of MSGN Holdings, L.P. identified therein, MSGN Eden, LLC, Regional MSGN Holdings LLC and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 15, 2019).

21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.

†	This exhibit is a management contract or a compensatory plan or arrangement.
Item 16. Form 10-K Summary
The Company has elected not to provide a summary.

MSG NETWORKS INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	(Additions) Deductions Charged to Costs and Expenses	(Additions) Deductions Charged to Other Accounts	Deductions (a)	Balance at End of Period
Year Ended June 30, 2020 Allowance for doubtful accounts	$(1,169)	$(278)	$—	$29	$(1,418)
Year Ended June 30, 2019 Allowance for doubtful accounts	$(509)	$(930)	$—	$270	$(1,169)
Year Ended June 30, 2018 Allowance for doubtful accounts	$(594)	$(17)	$—	$102	$(509)
_____________________________
(a) Primarily reflects write-offs of uncollectible amounts.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 2020.

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

Name	Title	Date
/s/ ANDREA GREENBERG	President & Chief Executive Officer (Principal Executive Officer)	August 13, 2020
Andrea Greenberg
/s/ BRET RICHTER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 13, 2020
Bret Richter
/s/ DAWN DARINO-GORSKI	Senior Vice President, Controller and Principal Accounting Officer	August 13, 2020
Dawn Darino-Gorski
/s/ JAMES L. DOLAN	Executive Chairman (Director)	August 13, 2020
James L. Dolan
/s/ WILLIAM J. BELL	Director	August 13, 2020
William J. Bell
/s/ JOSEPH M. COHEN	Director	August 13, 2020
Joseph M. Cohen
/s/ AIDAN J. DOLAN	Director	August 13, 2020
Aidan J. Dolan
/s/ CHARLES F. DOLAN	Director	August 13, 2020
Charles F. Dolan
/s/ KRISTIN A. DOLAN	Director	August 13, 2020
Kristin A. Dolan

Name	Title	Date
/s/ PAUL J. DOLAN	Director	August 13, 2020
Paul J. Dolan
/s/ THOMAS C. DOLAN	Director	August 13, 2020
Thomas C. Dolan
/s/ JOSEPH J. LHOTA	Director	August 13, 2020
Joseph J. Lhota
/s/ JOEL M. LITVIN	Director	August 13, 2020
Joel M. Litvin
/s/ HANK J. RATNER	Director	August 13, 2020
Hank J. Ratner
/s/ BRIAN G. SWEENEY	Director	August 13, 2020
Brian G. Sweeney
/s/ JOHN L. SYKES	Director	August 13, 2020
John L. Sykes

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MSG Networks Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MSG Networks Inc. and subsidiaries (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three‑year period ended June 30, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 13, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the identification of related parties and related party transactions
As discussed in Note 15 to the consolidated financial statements, the Dolan family, including trusts for the benefit of members of the Dolan family (collectively, the Dolan Family Group) is the majority beneficial owner of the Company, Madison Square Garden Sports Corp. (MSGS), Madison Square Garden Entertainment Corp. (MSGE), and AMC Networks, Inc. (AMC). In addition, there are certain overlapping directors and executive officers between the companies. Each of these entities is a related party. The Company has entered into a number of transactions with MSGS and MSGE, including agreements for media rights, advertising sales representation, trademark licensing, tax disaffiliation, services, as well as others such as aircraft time sharing, and certain shared executive support costs for the Company’s Executive Chairman and Vice Chairman. The Company has also entered into an arrangement with AMC for the provision of certain services.
We identified the evaluation of the identification of related parties and related party transactions as a critical audit matter. Auditor judgment was involved in assessing the sufficiency of the procedures performed to identify related parties and related party transactions of the Company.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s related party process, including controls over the identification of the Company’s related party relationships and transactions. We performed the following procedures to evaluate the identification of related parties and related party transactions by the Company:

◦	Confirmed directly with the related parties their records of the transactions and balances with the Company and compared the responses received to the Company’s records;

◦	Evaluated the Company’s reconciliations of its applicable accounts to the related parties’ records of transactions and balances;

◦	Queried the accounts payable system for transactions with related parties;

◦	Read public filings, external news, and research sources for information related to transactions between the Company and related parties;

◦	Listened to the Company’s quarterly investor relations calls;

◦	Inspected questionnaires from the Company’s directors and officers;

◦	Read the Company’s minutes from meetings of the Board of Directors and related committees;

◦	Read new agreements and contracts between the Company and related parties; and

◦	Inquired with executive officers, key members of management, and the Audit Committee of the Board of Directors regarding related party transactions.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

New York, New York

August 13, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MSG Networks Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited MSG Networks Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended June 30, 2020, the related notes and financial statement schedule II, (collectively, the consolidated financial statements), and our report dated August 13, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
New York, New York
August 13, 2020

MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$196,837	$226,423
Accounts receivable, net	105,549	108,349
Related party receivables, net	14,190	16,091
Prepaid income taxes	461	1,968
Prepaid expenses	11,063	2,003
Other current assets	4,541	5,286
Total current assets	332,641	360,120
Property and equipment, net	8,758	9,302
Amortizable intangible assets, net	30,283	33,743
Goodwill	424,508	424,508
Operating lease right-of-use assets	17,153	—
Other assets	37,460	39,226
Total assets	$850,803	$866,899

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$2,115	$907
Related party payables	1,472	941
Current portion of long-term debt	37,229	111,789
Current portion of operating lease liabilities	5,492	—
Income taxes payable	641	—
Accrued liabilities:
Employee related costs	14,187	15,466
Other accrued liabilities	10,116	13,898
Deferred revenue	2,753	185
Total current liabilities	74,005	143,186
Long-term debt, net of current portion	1,043,780	906,228
Long-term operating lease liabilities	13,780	—
Defined benefit and other postretirement obligations	25,860	25,834
Other employee related costs	5,149	4,713
Other liabilities	1,536	2,310
Deferred tax liability	239,542	243,396
Total liabilities	1,403,652	1,325,667
Commitments and contingencies (see Notes 8, 9 and 10)
Stockholders' Deficiency:
Class A Common Stock, par value $0.01, 360,000 shares authorized; 43,122 and 61,287 shares outstanding as of June 30, 2020 and 2019, respectively	643	643
Class B Common Stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of June 30, 2020 and 2019	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	12,731	9,916
Treasury stock, at cost, 21,137 and 2,972 shares as of June 30, 2020 and 2019, respectively	(457,363)	(179,561)
Accumulated deficit	(100,792)	(282,414)
Accumulated other comprehensive loss	(8,204)	(7,488)
Total stockholders' deficiency	(552,849)	(458,768)
Total liabilities and stockholders' deficiency	$850,803	$866,899

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,
	2020	2019	2018
Revenues (including related party revenues of $0, $0 and $230, for the years ended June 30, 2020, 2019, and 2018, respectively)	$685,797	$720,845	$696,651

Direct operating expenses (including related party expenses of $144,655, $152,136 and $148,580, for the years ended June 30, 2020, 2019, and 2018, respectively)	282,837	300,274	291,082
Selling, general and administrative expenses (including related party expenses of $23,288, $25,725 and $22,240, for the years ended June 30, 2020, 2019, and 2018, respectively)	100,829	103,274	83,073
Depreciation and amortization	7,163	7,398	9,338
Operating income	294,968	309,899	313,158
Other income (expense):
Interest income	4,234	6,343	4,388
Interest expense	(36,324)	(47,589)	(43,312)
Debt refinancing expense	(2,764)	—	—
Other components of net periodic benefit cost	(1,030)	244	(1,710)
	(35,884)	(41,002)	(40,634)
Income from operations before income taxes	259,084	268,897	272,524
Income tax benefit (expense)	(73,863)	(82,715)	16,338
Net income	$185,221	$186,182	$288,862
Earnings per share:
Basic	$2.93	$2.48	$3.83
Diluted	$2.92	$2.46	$3.81
Weighted-average number of common shares outstanding:
Basic	63,172	75,069	75,381
Diluted	63,515	75,731	75,820

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2020	2019	2018
Net income	$185,221	$186,182	$288,862
Other comprehensive income (loss), before income taxes:
Pension plans and postretirement plan:
Net unamortized gains (losses) arising during the period	$(1,544)	$(1,587)	$1,163
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	536	483	656
Amortization of prior service credit included in net periodic benefit cost	(3)	(7)	(13)
Settlement gain	—	(5)	—
Other comprehensive income (loss), before income taxes	(1,011)	(1,116)	1,806
Income tax benefit (expense) related to items of other comprehensive income (loss)	295	328	(559)
Other comprehensive income (loss)	(716)	(788)	1,247
Comprehensive income	$184,505	$185,394	$290,109

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2020	2019	2018
Cash flows from operating activities:
Net income	$185,221	$186,182	$288,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,163	7,398	9,338
Amortization of deferred financing costs	1,994	3,003	3,003
Debt refinancing expense	455	—	—
Share-based compensation expense	19,235	18,087	13,979
Provision for doubtful accounts	278	930	17
Change in assets and liabilities:
Accounts receivable, net	2,582	1,371	(5,391)
Related party receivables, net	1,840	(3,984)	4,800
Prepaid expenses and other assets	(7,129)	4,464	1,398
Accounts payable	82	(553)	219
Related party payables, including payable to MSGS and MSGE	531	277	(2,171)
Prepaid/payable for income taxes	2,148	(9,294)	10,165
Accrued and other liabilities	(3,377)	364	(2,168)
Deferred revenue	2,568	(4,441)	(445)
Deferred income taxes	(3,559)	2,155	(110,996)
Net cash provided by operating activities	210,032	205,959	210,610
Cash flows from investing activities:
Capital expenditures	(2,814)	(2,879)	(3,724)
Investment in nonconsolidated entity	—	(2,000)	—
Net cash used in investing activities	(2,814)	(4,879)	(3,724)
Cash flows from financing activities:
Principal repayments on term loan facilities (see Note 7)	(35,000)	(175,000)	(125,000)
Proceeds from senior secured credit facilities (see Note 7)	100,000	—	—
Payments for financing costs	(3,983)	—	—
Share repurchase costs	(293,531)	—	(13,850)
Taxes paid in lieu of shares issued for share-based compensation	(4,290)	(5,000)	(3,780)
Net cash used in financing activities	(236,804)	(180,000)	(142,630)
Net increase (decrease) in cash and cash equivalents	(29,586)	21,080	64,256
Cash and cash equivalents at beginning of period	226,423	205,343	141,087
Cash and cash equivalents at end of period	$196,837	$226,423	$205,343

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2017	$779	$6,909	$(198,800)	$(746,539)	$(6,556)	$(944,207)
Net income	—	—	—	288,862	—	288,862
Other comprehensive income	—	—	—	—	1,247	1,247
Comprehensive income						290,109
Share-based compensation expense	—	13,979	—	—	—	13,979
Tax withholding associated with shares issued for share-based compensation	—	(3,773)	—	—	—	(3,773)
Shares issued upon distribution of Restricted Stock Units	—	(13,048)	16,769	(3,721)	—	—
Repurchases of Class A Common Stock	—	—	(13,850)	—	—	(13,850)
Reclassification of stranded tax effects	—	—	—	1,391	(1,391)	—
Balance as of June 30, 2018	$779	$4,067	$(195,881)	$(460,007)	$(6,700)	$(657,742)
Net income	—	—	—	186,182	—	186,182
Other comprehensive loss	—	—	—	—	(788)	(788)
Comprehensive income						185,394
Share-based compensation expense	—	18,087	—	—	—	18,087
Tax withholding associated with shares issued for share-based compensation	—	(4,879)	—	—	—	(4,879)
Shares issued upon distribution of Restricted Stock Units	—	(7,359)	16,320	(8,961)	—	—
Cumulative effect of adoption of ASC 606	—	—	—	372	—	372
Balance as of June 30, 2019	$779	$9,916	$(179,561)	$(282,414)	$(7,488)	$(458,768)
Net income	—	—	—	185,221	—	185,221
Other comprehensive loss	—	—	—	—	(716)	(716)
Comprehensive income						184,505
Share-based compensation expense	—	19,235	—	—	—	19,235
Repurchases of Class A Common Stock	—	—	(293,531)	—	—	(293,531)
Tax withholding associated with shares issued for share-based compensation	—	(4,290)	—	—	—	(4,290)
Shares issued upon distribution of Restricted Stock Units	—	(12,130)	15,729	(3,599)	—	—
Balance as of June 30, 2020	$779	$12,731	$(457,363)	$(100,792)	$(8,204)	$(552,849)

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
MSG Networks Inc. (together with its subsidiaries, the “Company”), incorporated on July 29, 2009, owns and operates two regional sports and entertainment networks, MSG Network and MSG+, collectively “MSG Networks.” MSG Networks feature a wide range of compelling sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (“NBA”); the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres (the “Sabres”) of the National Hockey League (“NHL”); as well as significant coverage of the New York Giants and Buffalo Bills of the National Football League.
On September 30, 2015 (the “Distribution Date”), the Company distributed to its stockholders all of the outstanding common stock of Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) (together with its subsidiaries, “MSGS”) (the “Distribution”).
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amount of revenues and expenses. Such estimates include the valuation of accounts receivable, investments, goodwill, other long-lived assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, tax accruals, and other liabilities. In addition, estimates are used in revenue recognition, rights fees expense, income tax benefit (expense), performance and share-based compensation, depreciation and amortization, litigation matters, and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors. Due to the novel coronavirus (“COVID-19”) pandemic, in March 2020, the 2019-20 NBA and NHL seasons were suspended. On May 26, 2020, the NHL announced that the 2019-20 regular season was complete and that certain teams would return to play post-season games. The Rangers and the Islanders, but not the Devils or the Sabres, participated in such post-season games. On June 4, 2020, the NBA announced that certain teams would return to play for the purpose of determining post-season participation and seeding, but not the Knicks. The NHL and NBA plans for resumption of play would have each league ending its respective post-season in October 2020, which would delay the start of each league's 2020-21 season.
Our estimates have been prepared based on these facts, and we will continue to monitor updates made by the NBA and NHL with regards to league play and the impact on the Company’s use of estimates. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control, including government and league actions taken to contain or mitigate the COVID-19 pandemic, could be material and would be reflected in the Company’s financial statements in future periods.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Advertising Expenses
Advertising costs are typically charged to expense when incurred. The Company enters into nonmonetary transactions, primarily with its Distributors, that involve the exchange of advertising and promotional benefits, for the Company’s services. Total advertising costs classified in selling, general and administrative expenses were $20,406, $18,249, and $11,229 for the years ended June 30, 2020, 2019, and 2018, respectively.
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
Investment in Nonconsolidated Entity
The Company’s investment in a nonconsolidated entity, which is included in other assets in the accompanying consolidated balance sheets, does not have a readily determinable fair value. As such, the Company has elected to account for it at cost, which would be adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for an identical or a similar investment of the same issuer (referred to as the measurement alternative method). Investments accounted for under the measurement alternative method are classified within Level III of the fair value hierarchy. As of June 30, 2020, the carrying amount of the Company’s equity investment in the nonconsolidated entity was $2,000, and the Company did not identify any potential adjustments to the cost of its investment through June 30, 2020.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Accounts Receivable
The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible accounts receivables. The allowance for doubtful accounts is estimated based on the Company’s analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, historical collection experience and other factors. The Company’s allowance for doubtful accounts was $1,418 and $1,169 as of June 30, 2020 and 2019, respectively.
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

MSG NETWORKS INC.
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
Defined Benefit Pension Plans and Other Postretirement Benefit Plan
As more fully described in Note 12, the Company has both funded and unfunded defined benefit plans, as well as a contributory welfare plan, covering certain full-time employees and retirees. The expense recognized by the Company is determined using certain assumptions, including the discount rate, expected long-term rate of return, and rate of compensation increases, among others. The Company recognizes the funded status of its defined benefit pension and other postretirement plans (other than multiemployer plans) as an asset or liability in the consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).
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

MSG NETWORKS INC.
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
In March 2019, the FASB issued ASU No. 2019-02, Entertainment — Films — Other Assets — Film Costs (Subtopic 926-20) and Entertainment — Broadcasters — Intangibles — Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, which amends ASC Subtopic 920-350 to align the accounting for production costs of an episodic television series with that for the costs of producing films. This standard will be effective for the Company beginning in the first quarter of fiscal year 2021. The standard is to be applied prospectively to all periods presented. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. This standard was effective upon issuance, and may be applied prospectively through December 31, 2022. The Company is currently evaluating the impact this standard will have on its consolidated financial statements, if elected.
Note 3. Revenue Recognition
Affiliation Fee Revenue
Affiliation fee revenue is earned from Distributors for the right to carry the Company’s networks under contracts, commonly referred to as “affiliation agreements.” The Company’s performance obligation under its affiliation agreements is satisfied as the Company provides its programming over the term of the affiliation agreement.
Affiliation fee revenue constituted at least 90% of the Company’s consolidated revenues for the year ended June 30, 2020. Substantially all of the Company’s affiliation agreements are sales-based and usage-based royalty arrangements, which are recognized as the sale or usage occurs. The transaction price is represented by affiliation fees that are generally based upon contractual rates applied to the number of the Distributor’s subscribers who receive or can receive the Company’s programming. Such subscriber information is generally not received until after the close of the reporting period, and in these cases, the Company estimates the number of subscribers. Historical adjustments to recorded estimates have not been material.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Principal versus Agent Revenue Recognition
The Company has an advertising sales representation agreement with Madison Square Garden Entertainment Corp. (together with its subsidiaries, “MSGE”) that provides for MSGE to act as its advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission (see Note 15). The Company reports advertising revenue on a gross basis as it is primarily responsible for the fulfillment of advertising orders.
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
Transaction Price Allocated to Future Performance Obligations
Substantially all of the Company’s affiliation agreements are licenses of functional intellectual property where revenue is derived from sales-based and usage-based royalty arrangements, and generally the Company’s advertising arrangements either do not exceed one year or are primarily multi-year media banks, the elements of which are agreed upon each year. For these types of arrangements, the Company applies a practical expedient that allows it to omit disclosure of the aggregate amount of consideration the Company expects to receive in exchange for transferring services to a customer (transaction price) that is allocated to performance obligations that have not yet been satisfied. As of June 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations, other than for contracts that the Company has applied the practical expedient, was $10,930 of which $9,836 will be recognized through fiscal year 2023 and $1,094 thereafter.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides information about current contract balances from contracts with customers:

	June 30,
	2020	2019
Accounts receivable (including advertising receivable included in related party receivables, net)	$124,325	$130,422
Contract asset, short-term (included in other current assets)	—	839
Contract asset, long-term (included in other assets)	37	—
Deferred revenue, short-term	2,753	185
Deferred revenue, long-term (included in other liabilities)	69	230

The amount of revenue recognized for the year ended June 30, 2020 related to deferred revenue (contract liability) recorded as of June 30, 2019 was approximately $185.
Note 4. Computation of Earnings (Loss) per Common Share
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Years Ended June 30,
	2020	2019	2018
Weighted-average number of shares for basic EPS	63,172	75,069	75,381
Dilutive effect of shares issuable under share-based compensation plans	343	662	439
Weighted-average number of shares for diluted EPS	63,515	75,731	75,820
Anti-dilutive shares	2,793	714	519

Note 5. Goodwill and Amortizable Intangible Assets
During the first quarter of fiscal year 2020, the Company performed its annual impairment test of goodwill. As the Company’s one reporting unit had a negative carrying value of net assets, there was no impairment of goodwill identified.
The Company’s intangible assets subject to amortization are as follows:

	June 30,
	2020	2019
Affiliate relationships	$83,044	$83,044
Less accumulated amortization	(52,761)	(49,301)
	$30,283	$33,743

Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets was $3,460 for the years ended June 30, 2020, 2019, and 2018.
The Company expects its aggregate annual amortization expense for existing intangible assets subject to amortization for each fiscal year from 2021 through 2025 to be as follows:

Fiscal year ending June 30, 2021	$3,460
Fiscal year ending June 30, 2022	3,460
Fiscal year ending June 30, 2023	3,460
Fiscal year ending June 30, 2024	3,460
Fiscal year ending June 30, 2025	3,460

Note 6. Property and Equipment
As of June 30, 2020 and 2019, property and equipment consisted of the following assets:

	June 30,		Estimated
	2020	2019	Useful Lives
Equipment	$28,902	$35,642	2 to 10 years
Furniture and fixtures	1,726	1,726	5 to 8 years
Leasehold improvements	18,585	18,505	Shorter of term of lease or life of improvement
Construction in progress	277	1,058
	49,490	56,931
Less: accumulated depreciation and amortization	(40,732)	(47,629)
	$8,758	$9,302

Depreciation and amortization expense on property and equipment was $3,703, $3,938, and $5,878 for the years ended June 30, 2020, 2019, and 2018, respectively.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Borrowings under the Credit Agreement bear interest at a floating rate, which at the option of MSGN L.P. may be either (i) a base rate plus an additional rate ranging from 0.25% to 1.25% per annum (determined based on a total net leverage ratio) (the “Base Rate”), or (ii) a Eurodollar rate plus an additional rate ranging from 1.25% to 2.25% per annum (determined based on a total net leverage ratio) (the “Eurodollar Rate”). Upon a payment default in respect of principal, interest or other amounts due and payable under the Credit Agreement or related loan documents, default interest will accrue on all overdue amounts at an additional rate of 2.00% per annum. The Credit Agreement requires that MSGN L.P. pay a commitment fee ranging from 0.225% to 0.30% (determined based on a total net leverage ratio) in respect of the average daily unused commitments under the Revolving Credit Facility. MSGN L.P. will also be required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit.
The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of June 30, 2020, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the applicable financial covenants. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2020, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000.
The Term Loan Facility amortizes quarterly in accordance with its terms beginning March 31, 2020 through September 30, 2024 with a final maturity date on October 11, 2024.
As of June 30, 2020, the principal repayments required under the Term Loan Facility are as follows:

Fiscal year ending June 30, 2021	$38,500
Fiscal year ending June 30, 2022	49,500
Fiscal year ending June 30, 2023	66,000
Fiscal year ending June 30, 2024	82,500
Fiscal year ending June 30, 2025	849,750
$1,086,250

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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The Company is amortizing deferred financing costs of the Term Loan Facility using the effective interest method over its five-year term. The following table summarizes the presentation of the Term Loan Facility and the Former Term Loan Facility, and the related deferred financing costs in the accompanying consolidated balance sheets as of June 30, 2020 and 2019:

	Term Loan Facilities	Deferred Financing Costs	Net
June 30, 2020
Current portion of long-term debt	$38,500	$(1,271)	$37,229
Long-term debt, net of current portion	1,047,750	(3,970)	1,043,780
Total	$1,086,250	$(5,241)	$1,081,009
June 30, 2019
Current portion of long-term debt	$114,375	$(2,586)	$111,789
Long-term debt, net of current portion	906,875	(647)	906,228
Total	$1,021,250	$(3,233)	$1,018,017

In addition, the Company has recorded deferred financing costs related to the Revolving Credit Facility and the Former Revolving Credit Facility in the accompanying consolidated balance sheets as summarized in the following table:

	June 30,
	2020	2019
Other current assets	$343	$417
Other assets	1,123	104

Total amortization of deferred financing costs was $1,994 for the year ended June 30, 2020 and $3,003 for the years ended June 30, 2019 and 2018, respectively, and is included in interest expense in the accompanying consolidated statements of operations.
The Company made interest payments under the Credit Agreement and Former Credit Agreement of $34,537, $43,518, and $40,106 during the years ended June 30, 2020, 2019, and 2018, respectively.
Note 8. Leases
The Company has various operating leases for office and studio space, as well as equipment, expiring at various dates through fiscal year 2025. The Company currently has no finance leases. Some leases include options to extend the lease term. The exercise of lease renewal options is generally at the Company’s discretion. The depreciable life of leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.
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
Operating lease cost consists of the following:

	Years Ended June 30,
	2020	2019	2018
Operating lease cost	$5,556	$5,505	$5,474
Variable lease cost	1,331	—	—
Total operating lease cost	$6,887	$5,505	$5,474

The following table summarizes the weighted-average remaining lease term and discount rate for operating leases:

June 30, 2020
Weighted-average discount rate for operating leases	3.33%
Weighted-average remaining operating lease term in years	3.61

As of June 30, 2020, the maturities of the Company’s operating lease liabilities are as follows:

Fiscal year ending June 30, 2021	$6,012
Fiscal year ending June 30, 2022	5,310
Fiscal year ending June 30, 2023	4,966
Fiscal year ending June 30, 2024	4,135
Fiscal year ending June 30, 2025	17
Total undiscounted operating lease payments	20,440
Less: imputed interest	1,168
Total operating lease liabilities	19,272
Less: current portion of operating lease liabilities	5,492
Non-current operating lease liabilities	$13,780

Supplemental cash flow information related to operating leases:

June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$5,940
Cash paid for variable lease payments not included in measurement of operating lease liabilities	1,331
Total	$7,271

Note 9. Commitments and Contingencies
As of June 30, 2020, future cash payments required under contracts entered into by the Company in the normal course of business are as follows:

Fiscal year ending June 30, 2021	$268,532
Fiscal year ending June 30, 2022	255,153
Fiscal year ending June 30, 2023	262,429
Fiscal year ending June 30, 2024	249,331
Fiscal year ending June 30, 2025	246,013
Thereafter	2,597,887
$3,879,345

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
The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
June 30, 2020
Assets:
Money market accounts	$129,609	$—	$—	$129,609
Time deposits	65,713	—	—	65,713
Total assets measured at fair value	$195,322	$—	$—	$195,322
June 30, 2019
Assets:
Money market accounts	$17,619	$—	$—	$17,619
Time deposits	201,524	—	—	201,524
Total assets measured at fair value	$219,143	$—	$—	$219,143

Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company’s long-term debt (see Note 7) was approximately $1,021,080 as of June 30, 2020. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable, including activity in and the state of the capital markets.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
As of the Distribution Date, the Company and MSGS entered into an employee matters agreement, which determined each company’s obligations after the Distribution with regard to historic liabilities under the Company’s former pension and postretirement plans. The Company has retained liabilities related to (i) its current and former employees who are active participants in the Excess Plan and/or the Excess Cash Balance Plan, (ii) former MSGS employees as of the Distribution Date who were active participants in the Excess Plan and/or the Excess Cash Balance Plan, (iii) its current employees who are eligible for participation in the Postretirement Plan, (iv) its former employees who are retired participants in the Postretirement Plan, and (v) the Union Plan.
The following table summarizes the projected benefit obligations, assets, funded status and the amounts recorded on the Company’s consolidated balance sheets as of June 30, 2020 and 2019 based upon actuarial valuations as of those measurement dates.

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of period	$45,154	$41,379	$2,360	$4,169
Service cost	484	445	40	42
Interest cost	1,413	1,607	60	81
Actuarial loss (gain)	4,310	3,180	(400)	(107)
Net benefits paid	(1,620)	(1,457)	(18)	4
Other	—	—	—	(1,829)
Benefit obligation at end of period	49,741	45,154	2,042	2,360
Change in plan assets:
Fair value of plan assets at beginning of period	20,510	16,225	—	—
Actual return on plan assets	3,342	2,061	—	—
Employer contributions	2,376	3,681	—	—
Net benefits paid	(1,620)	(1,457)	—	—
Fair value of plan assets at end of period	24,608	20,510	—	—
Funded status at end of period	$(25,133)	$(24,644)	$(2,042)	$(2,360)

Amounts recognized in the consolidated balance sheets as of June 30, 2020 and 2019 consist of:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2020	2019	2020	2019
Current liabilities (included in accrued employee related costs)	$(1,204)	$(1,061)	$(111)	$(109)
Non-current liabilities (included in defined benefit and other postretirement obligations)	(23,929)	(23,583)	(1,931)	(2,251)
	$(25,133)	$(24,644)	$(2,042)	$(2,360)

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accumulated other comprehensive loss, before tax, as of June 30, 2020 and 2019 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2020	2019	2020	2019
Actuarial gain (loss)	$(11,587)	$(10,179)	$42	$(358)
Prior service credit	—	—	—	3
	$(11,587)	$(10,179)	$42	$(355)

Components of net periodic benefit cost for the years ended June 30, 2020, 2019, and 2018 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2020	2019	2018	2020	2019	2018
Service cost	$484	$445	$512	$40	$42	$72
Other components of net periodic benefit cost:
Interest cost	1,413	1,607	1,432	60	81	140
Expected return on plan assets	(976)	(574)	(505)	—	—	—
Recognized actuarial loss (a)	536	476	596	—	7	60
Amortization of unrecognized prior service credit (a)	—	—	—	(3)	(7)	(13)
Other	—	—	—	—	(1,829)	—
Settlement gain (a)	—	(5)	—	—	—	—
Net periodic benefit cost	$1,457	$1,949	$2,035	$97	$(1,706)	$259
(a) Reflects amounts reclassified from accumulated other comprehensive loss to other components of net periodic benefit cost in the accompanying consolidated statements of operations.
Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended June 30, 2020, 2019, and 2018 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2020	2019	2018	2020	2019	2018
Actuarial gain (loss)	$(1,944)	$(1,694)	$1,482	$400	$107	$(319)
Amounts reclassified from accumulated other comprehensive loss:
Recognized actuarial loss	536	476	596	—	7	60
Recognized prior service credit	—	—	—	(3)	(7)	(13)
Settlement gain	—	(5)	—	—	—	—
Total recognized in other comprehensive income (loss)	$(1,408)	$(1,223)	$2,078	$397	$107	$(272)

The estimated net loss for the Pension Plans expected to be amortized from accumulated other comprehensive loss and recognized as a component of net periodic benefit cost over the next fiscal year is $506.
Funded Status
The accumulated benefit obligation for the Pension Plans aggregated to $49,199 and $44,325 at June 30, 2020 and 2019, respectively. As of June 30, 2020, the accumulated benefit obligations include $24,768 for the Company’s unfunded plans, and each of the Company’s Pension Plans had a projected benefit obligation in excess of plan assets. As of June 30, 2019, each of the Pension Plans had an accumulated benefit obligation and a projected benefit obligation in excess of plan assets.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Pension Plans and Postretirement Plan Assumptions
Weighted-average assumptions used to determine benefit obligations (made at the end of the period) as of June 30, 2020 and 2019 are as follows:

	Pension Plans		Postretirement Plan
	June 30,		June 30,
	2020	2019	2020	2019
Discount rate	2.69%	3.53%	2.14%	3.23%
Rate of compensation increase	3.00%	2.00%	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2027	2027
Weighted-average assumptions used to determine net periodic benefit cost (made at the beginning of the period) for the years ended June 30, 2020, 2019, and 2018 are as follows:

	Pension Plans			Postretirement Plan
	Years Ended June 30,			Years Ended June 30,
	2020	2019	2018	2020	2019	2018
Discount rate - service cost	3.68%	4.25%	3.92%	3.42%	4.24%	3.90%
Discount rate - interest cost	3.17%	3.93%	3.35%	2.94%	3.80%	3.25%
Expected long-term rate of return on plan assets	5.09%	3.72%	3.46%	n/a	n/a	n/a
Rate of compensation increase	2.00%	2.00%	2.00%	n/a	n/a	n/a
Healthcare cost trend rate assumed for next year	n/a	n/a	n/a	6.75%	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2027	2027

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
The Company’s expected long-term rate of return on plan assets is based on a periodic review and modeling of the plan’s asset allocation structures over a long-term horizon. Expectations of returns for each asset class used in the review and modeling are based on comprehensive reviews of historical data, forward-looking economic outlook, and economic/financial market theory. The expected long-term rate of return was selected from within the reasonable range of rates determined by the expected total returns for the asset classes covered by the investment policy, each comprised of projections of (a) the risk-free rate, or expected return on cash, (b) the passive excess return (beta), or expected excess return from an asset class in excess of the risk-free rate, and (c) the active return (alpha), or expected excess return from active managers’ efforts to outperform their respective indices.
Assumed healthcare cost trend rates are also a key assumption used for the amounts reported for the Postretirement Plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	Increase (Decrease) in Total of Service and Interest Cost Components for the			Increase (Decrease) in Benefit Obligation at
	Years Ended June 30,			June 30,
	2020	2019	2018	2020	2019
One percentage point increase	$10	$12	$28	$165	$205
One percentage point decrease	(9)	(11)	(24)	(150)	(185)

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Plan Assets and Investment Policy
The weighted-average asset allocation of the Union Plan’s assets at June 30, 2020 and 2019 was as follows:

	June 30,
Asset Classes:	2020	2019
Fixed income securities	99%	83%
Cash equivalents	1%	17%
	100%	100%

Investment allocation decisions are formally made by the Company’s Investment and Benefits Committee, which takes into account investment advice provided by the Company’s external investment consultant. The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company’s Investment and Benefits Committee. The investment consultant also takes into account the Union Plan’s liabilities when making investment allocation recommendations. Those decisions are driven by asset/liability studies conducted by the external investment consultant who combines actuarial considerations and strategic investment advice. The Company’s current target allocation for the Union Plan’s assets is to invest substantially all of the Union Plan's funds in fixed income securities. The major categories of the Union Plan’s assets are long duration fixed income and investment grade fixed income funds, which are marked-to-market on a daily basis. Due to the fact that the Union Plan’s assets are significantly made up of long duration fixed income funds, they are subjected to interest-rate risk; specifically, a rising interest rate environment. However, an increase in interest rates would cause a corresponding decrease to the overall liability of the plans, thus creating a hedge against rising interest rates. Additional risks involving the asset/liability framework include earning insufficient returns to cover future liabilities and imperfect hedging of the liability. In addition, a portion of the fixed income fund portfolio is invested in non-government securities which are subject to credit risk of the bond issuer defaulting on interest and/or principal payments.
Plan Assets at Estimated Fair Value
The fair value of the Union Plan’s assets at June 30, 2020 and 2019 by asset class are as follows:

Fair Value of Plan Assets at June 30, 2020	Level I	Level II	Level III	Total
Fixed income securities:
Long duration fixed income funds	—	17,650	—	17,650
Investment grade fixed income funds	—	6,774	—	6,774
Money market accounts	184	—	—	184
Total investments measured at fair value	$184	$24,424	$—	$24,608
Fair Value of Plan Assets at June 30, 2019
Fixed income securities:
U.S. Treasury Securities	$4,720	$—	$—	$4,720
U.S. corporate bonds	—	10,645	—	10,645
Foreign issued corporate bonds	—	1,600	—	1,600
Municipal bonds	—	35	—	35
Money market accounts	3,510	—	—	3,510
Total investments measured at fair value	$8,230	$12,280	$—	$20,510
Contributions for Qualified Defined Benefit Pension Plan
The Company expects to contribute approximately $280 to the Union Plan in fiscal year 2021.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Estimated Future Benefit Payments
The following table presents estimated future fiscal year benefit payments for the Pension Plans and Postretirement Plan:

	Pension Plans	Postretirement Plan
Fiscal year ending June 30, 2021	$2,200	$110
Fiscal year ending June 30, 2022	2,310	130
Fiscal year ending June 30, 2023	2,460	150
Fiscal year ending June 30, 2024	2,570	160
Fiscal year ending June 30, 2025	2,680	170
Fiscal years ending June 30, 2026 – 2030	14,420	850

Savings Plans
The Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and participates in The Madison Square Garden 401(k) Savings Plan, formerly the MSG Holdings, L.P. 401(k) Savings Plan a multiple employer plan (together, the “Savings Plans”). The Madison Square Garden 401(k) Savings Plan was sponsored by MSGS until the Entertainment Distribution (as defined herein), and thereafter by MSGE.
Expenses related to the Savings Plans included the accompanying consolidated statements of operations for the years ended June 30, 2020, 2019, and 2018 were $1,028, $1,057, and $957, respectively.
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

The Company was not listed in any of the multiemployer plans’ Form 5500’s as providing more than 5% of the total contributions. There were no multiemployer defined benefit pension plans, to which the Company contributes, that were in the red zone (which are plans that are generally less than 65% funded) for the most recent Pension Protection Act zone status available as of June 30, 2020.
The Company contributed $1,140, $1,145, and $1,299 for the years ended June 30, 2020, 2019, and 2018, respectively, to multiemployer plans, primarily multiemployer defined benefit pension plans.
Note 13. Share-based Compensation
The Company has two share-based compensation plans (i) the MSG Networks Inc. 2010 Employee Stock Plan, as amended (the “Employee Stock Plan”), which was most recently approved by the Company’s stockholders on December 15, 2016, and (ii) the MSG Networks Inc. 2010 Stock Plan for Non-Employee Directors, as amended (the “Non-Employee Director Plan”), which was most recently approved by the Company’s stockholders on December 6, 2019.

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
Under the Non-Employee Director Plan, the Company is authorized to grant NQSOs, RSUs and other share-based awards. The Non-Employee Director Plan provides that the Company may grant awards for up to 400 (inclusive of awards granted prior to the December 6, 2019 amendment thereof) shares of the Company’s Class A Common Stock (subject to certain adjustments). NQSOs under the Non-Employee Director Plan must be granted with an exercise price of not less than the fair market value of a share of the Company’s Class A Common Stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder). The terms and conditions of awards granted under the Non-Employee Director Plan, including vesting and exercisability, are determined by the Compensation Committee. Unless otherwise provided in an applicable award agreement, NQSOs granted under the Non-Employee Director Plan will be fully vested and exercisable, and RSUs granted under the Non-Employee Director Plan will be fully vested, upon the date of grant and will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee, in cash, on the first business day after ninety days from the date the director’s service on the Board of Directors ceases or, if earlier, upon the director’s death.
Share-based Compensation Expense
Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $19,235, $18,087 and $13,979 for the years ended June 30, 2020, 2019, and 2018, respectively.
As of June 30, 2020, there was $17,664 of unrecognized compensation cost related to unvested RSUs and NQSOs, held by Company employees. The cost is expected to be recognized over a weighted-average period of 2 years for unvested RSUs and NQSOs. There were no costs related to share-based compensation that were capitalized. Tax benefits realized from tax deductions associated with share-based compensation expense for the years ended June 30, 2020, 2019 and 2018 totaled $2,484, $3,406, and $2,814, respectively.
NQSOs Award Activity
The following table summarizes activity relating to holders of the Company’s NQSOs for the year ended June 30, 2020:

	Number of		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting NQSOs	Performance Based Vesting NQSOs
Balance as of June 30, 2019	1,277	1,277	$20.87	5.52	$3,132
Granted(a)	556	557	14.33
Balance as of June 30, 2020	1,833	1,834	$18.88	5.17	—
Exercisable as of June 30, 2020	924	536	$19.07	4.04	$—
(a) Includes incremental shares of performance based NQSOs that were historically reported at a target payout of 100%. Upon meeting the performance objective, the number of performance based NQSOs vested at a payout of 100.3% of target.
Nonperformance based vesting NQSOs granted under the Employee Stock Plan during the year ended June 30, 2020 are subject to three-year ratable vesting. Performance based vesting NQSOs granted under the Employee Stock Plan during the year ended June 30, 2020 are subject to three-year cliff vesting and the achievement of certain Company performance criteria. These NQSOs have an expiration period of 7.5 years. The Company calculated the fair value of these NQSOs on the date of grant using the Black-Scholes option pricing model, which resulted in a grant date fair value of $4.32 per NQSO.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The aggregate intrinsic value is calculated for in-the-money NQSOs as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s Class A Common Stock at June 30, 2020 and 2019, as applicable.
Restricted Share Units Award Activity
The following table summarizes activity relating to holders of the Company’s RSUs for the year ended June 30, 2020:

	Number of		Weighted-Average Fair Value Per Share At Date of Grant
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs
Unvested award balance as of June 30, 2019	541	836	$23.08
Granted(a)	397	316	14.46
Vested(a)	(341)	(279)	20.46
Forfeited	(2)	(3)	19.14
Unvested award balance as of June 30, 2020	595	870	20.01

(a) Includes incremental shares of performance based RSUs that were historically reported at a target payout of 100%. Upon meeting the performance objective, the number of performance based RSUs vested at a payout of 100.3% of target.
Nonperformance based vesting RSUs granted under the Employee Stock Plan and the Non-Employee Director Plan during the year ended June 30, 2020 are subject to three-year ratable vesting and vest upon date of grant, respectively. Performance based vesting RSUs granted under the Employee Stock Plan during the year ended June 30, 2020 are subject to three-year cliff vesting.
The fair value of RSUs that vested during the year ended June 30, 2020 was $9,810. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company’s treasury shares. To fulfill the employees’ statutory tax withholding obligations for the applicable income and other employment taxes, 269 of these RSUs, with an aggregate value of $4,290 were retained by the Company and the taxes paid during the year ended June 30, 2020 are reflected as a financing activity in the accompanying consolidated statement of cash flows. For the years ended June 30, 2019 and 2018, the fair value of the Company’s RSUs that vested was $12,779 and $9,329, respectively, determined as of the date of the RSU vesting.
The weighted-average fair value per share at date of grant of RSUs granted during the years ended June 30, 2019 and 2018, was $25.61 and $21.32, respectively.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the year ended June 30, 2020, the Company repurchased, including shares repurchased under a modified Dutch auction tender offer, 18,436 shares of its Class A Common Stock for an aggregate purchase price of $290,301. As of June 30, 2020, the Company had $145,864 of availability remaining under its stock repurchase authorization. The purchase price of these share repurchases, and the related fees, have been classified as Treasury stock in the accompanying consolidated balance sheet as of June 30, 2020. There were no shares repurchased by the Company during the year ended June 30, 2019.
Note 15. Related Party Transactions
As of June 30, 2020, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group (collectively, the “Dolan Family Group”), collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 7.2% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 77.0% of the aggregate voting power of the Company’s outstanding common stock. On April 17, 2020, MSGS distributed to its stockholders all of the outstanding common stock of MSGE (the “Entertainment Distribution”). The Dolan Family Group also controls MSGS and AMC Networks Inc. (“AMC Networks”), and as a result of the Entertainment Distribution, MSGE.
Prior to September 2018, the Company had an arrangement with the Dolan Family Office, LLC (“DFO”), MSG, and AMC Networks providing for the sharing of certain expenses associated with executive office space which was available to Charles F. Dolan (a director of the Company, MSGE and MSGS, and the Executive Chairman and a director of AMC Networks), James L. Dolan (the Executive Chairman and a director of the Company, the Executive Chairman, Chief Executive Officer and a director of MSGE, the Executive Chairman and a director of MSGS, and a director of AMC Networks), and the DFO, which is controlled by Charles F. Dolan. Effective September 2018, the Company is no longer party to this arrangement.
The Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for (i) the Company’s Executive Chairman with MSGS and (ii) the Company’s Vice Chairman with MSGS and AMC Networks. Following the Entertainment Distribution, the Company now also shares such costs with MSGE.
The Company and MSGE are also party to aircraft time sharing agreements, pursuant to which MSGE has agreed from time to time to make certain aircraft available to the Company for use on a “time sharing” basis. Prior to the Entertainment Distribution, the Company was party to such time sharing agreements with MSGS. Additionally, the Company, MSGS, AMC Networks and, following the Entertainment Distribution, MSGE have agreed on an allocation of the costs of certain other aircraft, including helicopter, use by shared executives.
The Company has various agreements with MSGS, including media rights agreements covering Knicks and Rangers games, and a tax disaffiliation agreement. As a result of the Entertainment Distribution, certain of the agreements which were previously between the Company and MSGS are, as of April 17, 2020, between the Company and MSGE, including an advertising sales representation agreement, a trademark license agreement, and certain other arrangements, including a services agreement (the “Services Agreement”) pursuant to which the Company outsources certain business functions. The services currently outsourced include information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and internal audit, as well as certain executive support services described above. The Company provides certain services to MSGE pursuant to the Services Agreement. In connection with the Entertainment Distribution, the Company entered into a services agreement with MSGS, pursuant to which MSGS provides the Company certain legal services previously provided under the Services Agreement. The Services Agreement expired on June 30, 2020. In connection thereof, the Company entered into an interim agreement with MSGE, pursuant to which each party provides the other with the services on the same terms. The Company expects to enter into a new services agreement which will be retroactive to July 1, 2020.
The Company has also entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.
Related Party Transactions
Rights Fees
The Company’s media rights agreements with MSGS, effective as of July 1, 2015, provide the Company with the exclusive media rights to Knicks and Rangers games in their local markets. Rights fees included in the accompanying consolidated statements of operations for the years ended June 30, 2020, 2019, and 2018 were $140,058, $147,483, and $141,726, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Origination, Master Control and Technical Services
AMC Networks provides certain origination, master control and technical services to the Company. Amounts incurred by the Company for the years ended June 30, 2020, 2019, and 2018 were $4,690, $4,632, and $6,138, respectively.
Commission
The Company’s advertising sales representation agreement, which has a term through June 30, 2022, provides for MSGE (MSGS prior to the Entertainment Distribution) to act as the Company’s advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The amounts incurred by the Company for the years ended June 30, 2020, 2019, and 2018 were $12,591, $14,945, and $13,011, respectively.
General and Administrative Expenses
Amounts incurred by the Company for expenses associated with the Services Agreement and the services agreement with MSGS, net, amounted to $10,367, $10,313, and $8,863 for the years ended June 30, 2020, 2019, and 2018, respectively.
Other Operating Expenses
The Company and its related parties enter into other transactions with each other in the ordinary course of business. Net amounts incurred by the Company for other related party transactions amounted to $237, $488, and $1,082 for the years ended June 30, 2020, 2019, and 2018, respectively.
Note 16. Income Taxes
Income tax expense (benefit) is comprised of the following components:

	Years Ended June 30,
	2020	2019	2018
Current expense:
Federal	$49,971	$48,769	$64,021
State and other	27,451	31,791	30,651
	77,422	80,560	94,672
Deferred expense (benefit):
Federal	(532)	134	(109,145)
State and other	(3,027)	2,021	(1,851)
	(3,559)	2,155	(110,996)
Tax benefit relating to uncertain tax positions	—	—	(14)
Income tax expense (benefit)	$73,863	$82,715	$(16,338)

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The income tax expense (benefit) differs from the amount derived by applying the statutory federal rate to pre-tax income principally due to the effect of the following items:

	Years Ended June 30,
	2020	2019	2018
Federal tax expense at statutory federal rate(a)	$54,408	$56,468	$76,470
State and local income taxes, net of federal benefit	21,312	23,910	21,372
Change in the estimated applicable tax rate used to determine deferred taxes	(1,899)	1,398	(497)
Impact of Tax Cuts and Jobs Act on deferred taxes	—	—	(106,446)
Domestic production activities tax deduction	—	—	(3,585)
Tax benefit relating to uncertain tax positions	—	—	(14)
Tax return to GAAP provision adjustments	(420)	(1,770)	(3,411)
Impact of nondeductible officers’ compensation(b)	2,046	2,989	—
Excess tax benefit related to share-based payment awards	(1,576)	(515)	(312)
Nondeductible expenses and other	(8)	235	85
Income tax expense (benefit)	$73,863	$82,715	$(16,338)

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
The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities included in the accompanying consolidated balance sheets as of June 30, 2020 and 2019 are as follows:

	June 30,
	2020	2019
Deferred tax asset (liability)
Investment in MSGN L.P.	$(247,786)	$(249,143)
Compensation and benefit plans	8,244	5,747
Net noncurrent deferred tax liability	$(239,542)	$(243,396)

Deferred tax assets have resulted from the Company’s future deductible temporary differences. At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize the benefit for its gross deferred tax assets.
During the year ended June 30, 2020, the Company did not record any uncertain tax positions (including interest and penalties).
The Company made cash income tax payments (net) of $75,274, $89,854 and $84,524 for years ended June 30, 2020, 2019, and 2018, respectively.
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
Accounts receivable, net on the accompanying consolidated balance sheets as of June 30, 2020 and 2019 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	June 30,
	2020	2019
Customer A	26%	25%
Customer B	25%	25%
Customer C	22%	23%
Customer D	11%	14%

Affiliation fee revenue constituted approximately 90% of the Company’s consolidated revenues for each of the years ended June 30, 2020, 2019, and 2018.
Revenues in the accompanying consolidated statements of operations for the years ended June 30, 2020, 2019, and 2018 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Years Ended June 30,
	2020	2019	2018
Customer 1	26%	24%	24%
Customer 2	24%	23%	23%
Customer 3	21%	21%	22%
Customer 4	9%	11%	11%

The accompanying consolidated balance sheets as of June 30, 2020 and 2019 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the New Jersey Devils:

	June 30,
Reported in	2020	2019
Prepaid expenses	$3,000	$1,000
Other current assets	4,000	4,000
Other assets	34,000	36,000
	$41,000	$41,000

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of June 30, 2020, approximately 500 full-time and part-time employees, who represent approximately 72% of the Company’s workforce, are subject to CBAs and approximately 54% of the Company’s workforce that is subject to a CBA is covered by a CBA that has expired. In addition, as of June 30, 2020, approximately 41% of the Company’s workforce that is subject to a CBA is covered by a CBA that will expire during the next fiscal year.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 18. Interim Financial Information (Unaudited)
The following is a summary of the Company’s selected quarterly financial data for the years ended June 30, 2020 and 2019:

	Three Months Ended				Year Ended June 30, 2020
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Revenues	$160,981	$187,730	$184,972	$152,114	$685,797
Operating expenses	92,707	117,767	111,309	69,046	390,829
Operating income	$68,274	$69,963	$73,663	$83,068	$294,968

Net income	$43,067	$39,964	$46,270	$55,920	$185,221
Earnings per share:
Basic	$0.57	$0.66	$0.77	$0.98	$2.93
Diluted	$0.57	$0.66	$0.77	$0.97	$2.92

	Three Months Ended				Year Ended June 30, 2019
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Revenues	$164,464	$192,914	$195,105	$168,362	$720,845
Operating expenses	85,603	114,564	112,624	98,155	410,946
Operating income	$78,861	$78,350	$82,481	$70,207	$309,899

Net income	$46,930	$43,838	$54,235	$41,179	$186,182
Earnings per share:
Basic	$0.63	$0.58	$0.72	$0.55	$2.48
Diluted	$0.62	$0.58	$0.72	$0.54	$2.46