Form 10-Q
period 2020-09-30
MSG NETWORKS INC.
filed 2020-11-02
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 29, 2020:

Class A Common Stock par value $0.01 per share	—	43,459,880
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2020	June 30, 2020
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$254,380	$196,837
Accounts receivable, net	103,251	105,549
Related party receivables, net	8,860	14,190
Prepaid income taxes	518	461
Prepaid expenses	7,587	11,063
Other current assets	4,157	4,541
Total current assets	378,753	332,641
Property and equipment, net	8,395	8,758
Amortizable intangible assets, net	29,418	30,283
Goodwill	424,508	424,508
Operating lease right-of-use assets	15,779	17,153
Other assets	36,703	37,460
Total assets	$893,556	$850,803

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$579	$2,115
Related party payables	2,272	1,472
Current portion of long-term debt	42,731	37,229
Current portion of operating lease liabilities	5,469	5,492
Income taxes payable	11,330	641
Accrued liabilities:
Employee related costs	7,667	14,187
Other accrued liabilities	12,115	10,116
Deferred revenue	2,317	2,753
Total current liabilities	84,480	74,005
Long-term debt, net of current portion	1,031,721	1,043,780
Long-term operating lease liabilities	12,318	13,780
Defined benefit and other postretirement obligations	25,287	25,860
Other employee related costs	5,630	5,149
Other liabilities	1,535	1,536
Deferred tax liability	248,287	239,542
Total liabilities	1,409,258	1,403,652
Commitments and contingencies (see Note 9)
Stockholders' Deficiency:
Class A Common Stock, par value $0.01, 360,000 shares authorized; 43,460 and 43,122 shares outstanding as of September 30, 2020 and June 30, 2020, respectively	643	643
Class B Common Stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of September 30, 2020 and June 30, 2020	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	7,948	12,731
Treasury stock, at cost, 20,799 and 21,137 shares as of September 30, 2020 and June 30, 2020, respectively	(450,053)	(457,363)
Accumulated deficit	(66,261)	(100,792)
Accumulated other comprehensive loss	(8,115)	(8,204)
Total stockholders' deficiency	(515,702)	(552,849)
Total liabilities and stockholders' deficiency	$893,556	$850,803
See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended
	September 30,
	2020	2019
Revenues	$157,363	$160,981

Direct operating expenses (including related party expenses of $40,631 and $39,003, respectively)	65,072	68,660
Selling, general and administrative expenses (including related party expenses of $4,009 and $3,191, respectively)	22,527	22,320
Depreciation and amortization	1,828	1,727
Operating income	67,936	68,274
Other income (expense):
Interest income	477	1,928
Interest expense	(5,219)	(10,815)
Other components of net periodic benefit cost	(207)	(258)
	(4,949)	(9,145)
Income from operations before income taxes	62,987	59,129
Income tax expense	(27,976)	(16,062)
Net income	$35,011	$43,067
Earnings per share:
Basic	$0.61	$0.57
Diluted	$0.61	$0.57
Weighted-average number of common shares outstanding:
Basic	57,158	75,063
Diluted	57,378	75,464

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in thousands)

	Three Months Ended
	September 30,
	2020	2019
Net income	$35,011	$43,067
Other comprehensive income (loss) before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	126	134
Amortization of prior service credit included in net periodic benefit cost	—	(1)
Other comprehensive income before income taxes	126	133
Income tax expense related to items of other comprehensive income	(37)	(36)
Other comprehensive income	89	97
Comprehensive income	$35,100	$43,164

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$35,011	$43,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,828	1,727
Amortization of deferred financing costs	404	751
Share-based compensation expense	4,627	4,659
Provision for doubtful accounts	(47)	(167)
Change in assets and liabilities:
Accounts receivable, net	1,710	509
Related party receivables, net	5,283	13,562
Prepaid expenses and other assets	4,531	330
Accounts payable	6	(495)
Related party payables, including payable to MSGS and MSGE	800	55
Prepaid/payable for income taxes	10,632	6,320
Accrued and other liabilities	(5,000)	(15,455)
Deferred revenue	(436)	722
Deferred income taxes	8,910	1,564
Net cash provided by operating activities	68,259	57,149
Cash flows from investing activities:
Capital expenditures	(1,741)	(1,233)
Net cash used in investing activities	(1,741)	(1,233)
Cash flows from financing activities:
Principal repayments on term loan facilities (see Note 7)	(6,875)	(18,750)
Proceeds from senior secured credit facilities (see Note 7)	—	100,000
Share repurchase costs	—	(367)
Taxes paid in lieu of shares issued for share-based compensation	(2,100)	(2,859)
Net cash provided by (used in) financing activities	(8,975)	78,024
Net increase in cash and cash equivalents	57,543	133,940
Cash and cash equivalents at beginning of period	196,837	226,423
Cash and cash equivalents at end of period	$254,380	$360,363

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2020	$779	$12,731	$(457,363)	$(100,792)	$(8,204)	$(552,849)
Net income	—	—	—	35,011	—	35,011
Other comprehensive income	—	—	—	—	89	89
Comprehensive income						35,100
Cumulative effect of adoption of ASU 2016-13, credit losses	—	—	—	(480)	—	(480)
Share-based compensation expense	—	4,627	—	—	—	4,627
Tax withholding associated with shares issued for share-based compensation	—	(2,100)	—	—	—	(2,100)
Shares issued upon distribution of Restricted Stock Units	—	(7,310)	7,310	—	—	—
Balance as of September 30, 2020	$779	$7,948	$(450,053)	$(66,261)	$(8,115)	$(515,702)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2019	$779	$9,916	$(179,561)	$(282,414)	$(7,488)	$(458,768)
Net income	—	—	—	43,067	—	43,067
Other comprehensive income	—	—	—	—	97	97
Comprehensive income						43,164
Share-based compensation expense	—	4,659	—	—	—	4,659
Repurchases of Class A Common Stock	—	—	(253,445)	—	—	(253,445)
Tax withholding associated with shares issued for share-based compensation	—	(2,859)	—	—	—	(2,859)
Shares issued upon distribution of Restricted Stock Units	—	(11,716)	15,315	(3,599)	—	—
Balance as of September 30, 2019	$779	$—	$(417,691)	$(242,946)	$(7,391)	$(667,249)

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
MSG Networks Inc. (together with its subsidiaries, the “Company”), incorporated on July 29, 2009, owns and operates two regional sports and entertainment networks, MSG Network and MSG+, collectively “MSG Networks.” MSG Networks feature a wide range of compelling sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (“NBA”); the New York Rangers (the “Rangers”), New York Islanders, New Jersey Devils (the “Devils”) and Buffalo Sabres of the National Hockey League (“NHL”); as well as significant coverage of the New York Giants and Buffalo Bills of the National Football League.
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
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The financial statements as of September 30, 2020 and for the three months ended September 30, 2020 and 2019 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.
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
Management evaluates its estimates on an ongoing basis using historical experience and other factors. Due to the novel coronavirus (“COVID-19”) pandemic, in March 2020, the 2019-20 NHL and NBA seasons were suspended. The NHL and NBA resumed their respective 2019-20 seasons, with the NHL and NBA completing their 2019-20 seasons in September 2020 and October 2020, respectively, which is expected to impact the start of each league’s 2020-21 season. To date, neither league has announced any decisions regarding the number of games the Company would expect to receive during the 2020-21 seasons.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses and the subsequent ASUs that amended the application of ASU No. 2016-13, which introduces a new impairment model for most financial assets and certain other instruments, including accounts receivable. Under the new standard, the Company is required to use a forward looking “expected loss” model that has replaced the former “incurred loss” model, which generally will result in earlier recognition of allowances for losses. The Company adopted this standard on July 1, 2020 on a modified retrospective basis, recording $480, net of tax, as a cumulative effect adjustment to accumulated deficit.
In March 2019, the FASB issued ASU No. 2019-02, Entertainment — Films — Other Assets — Film Costs (Subtopic 926-20) and Entertainment — Broadcasters — Intangibles — Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, which amends Accounting Standards Codification (“ASC”) Subtopic 920-350 to align the accounting for production costs of an episodic television series with that for the costs of producing films. The Company adopted this standard on a prospective basis, effective July 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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
Note 3. Revenue and Accounts Receivable
The Company generates revenues principally from affiliation fees charged to cable, satellite, telephone and other platforms (“Distributors”) for the right to carry its networks, as well as from the sale of advertising. The Company’s advertising revenue is largely derived from the sale of inventory in its live professional sports programming, and as such, a disproportionate share of this revenue has historically been earned in the Company’s second and third fiscal quarters. The Company’s revenue recognition policies that describe the nature, amount, timing and uncertainty associated with each major source of revenue from contracts with customers are summarized below.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Affiliation fee revenue constituted at least 90% of the Company’s consolidated revenues for the three months ended September 30, 2020. Substantially all of the Company’s affiliation agreements are sales-based and usage-based royalty arrangements, which are recognized as the sale or usage occurs. The transaction price is represented by affiliation fees that are generally based upon contractual rates applied to the number of the Distributor’s subscribers who receive or can receive the Company’s programming. Such subscriber information is generally not received until after the close of the reporting period, and in these cases, the Company estimates the number of subscribers. Historical adjustments to recorded estimates have not been material.
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
Principal versus Agent Revenue Recognition
The Company has an advertising sales representation agreement with Madison Square Garden Entertainment Corp. (together with its subsidiaries, “MSGE”) that provides for MSGE to act as its advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission (see Note 14). The Company reports advertising revenue on a gross basis as it is primarily responsible for the fulfillment of advertising orders.
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
Transaction Price Allocated to Future Performance Obligations
Substantially all of the Company’s affiliation agreements are licenses of functional intellectual property where revenue is derived from sales-based and usage-based royalty arrangements, and generally the Company’s advertising arrangements either do not exceed one year or are primarily multi-year media banks, the elements of which are agreed upon each year. For these types of arrangements, the Company applies a practical expedient that allows it to omit disclosure of the aggregate amount of consideration the Company expects to receive in exchange for transferring services to a customer (transaction price) that is allocated to performance obligations that have not yet been satisfied. As of September 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations, other than for contracts that the Company has applied the practical expedient, was $10,609, of which $9,515 will be recognized through fiscal year 2023 and $1,094 thereafter.
Contract Balances from Contracts with Customers
An account receivable is recorded when there is an unconditional right to consideration based on a contract with a customer. The Company’s payment terms generally do not exceed 60 days after revenue is earned. For certain types of contracts with customers, the Company may recognize revenue in advance of the contractual right to invoice the customer, resulting in an amount recorded to contract assets. Once the Company has an unconditional right to consideration under these contracts, the contract assets are reclassified to accounts receivable.
When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, a contract liability (deferred revenue) is recorded. Deferred revenue is recognized as revenue when, or as, control of the services is transferred to the customer and all revenue recognition criteria have been met.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The following table provides information about current contract balances from contracts with customers:

	September 30, 2020	June 30, 2020
Accounts receivable (including advertising receivables, which are included in related party receivables, net)	$115,773	$124,325
Contract asset, long-term (included in other assets)	55	37
Deferred revenue, short-term	2,317	2,753
Deferred revenue, long-term (included in other liabilities)	31	69
Accounts receivable is presented net of an estimate for lifetime expected credit losses. The Company analyzes historical losses, economic conditions, receivables aging, customer specific risks, and other factors to estimate its allowance for credit losses. The Company’s allowance for credit losses was $2,052 as of September 30, 2020.
The amount of revenue recognized during the three months ended September 30, 2020 related to deferred revenue (contract liability) recorded as of June 30, 2020 was $542.
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
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Three Months Ended
	September 30,
	2020	2019
Weighted-average number of shares for basic EPS	57,158	75,063
Dilutive effect of shares issuable under share-based compensation plans	220	401
Weighted-average number of shares for diluted EPS	57,378	75,464
Anti-dilutive shares	2,948	2,223
Note 5. Goodwill and Amortizable Intangible Assets
During the first quarter of fiscal year 2021, the Company performed its annual impairment test of goodwill. As the Company’s one reporting unit had a negative carrying value of net assets, there was no impairment of goodwill identified.
The Company’s intangible assets subject to amortization are as follows:

	September 30, 2020	June 30, 2020
Affiliate relationships	$83,044	$83,044
Less: accumulated amortization	(53,626)	(52,761)
	$29,418	$30,283
Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets was $865 for the three months ended September 30, 2020 and 2019.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 6. Property and Equipment
As of September 30, 2020 and June 30, 2020, property and equipment consisted of the following assets:

	September 30, 2020	June 30, 2020
Equipment	$29,034	$28,902
Furniture and fixtures	1,763	1,726
Leasehold improvements	18,615	18,585
Construction in progress	678	277
	50,090	49,490
Less: accumulated depreciation and amortization	(41,695)	(40,732)
	$8,395	$8,758
Depreciation and amortization expense on property and equipment was $963 and $862 for the three months ended September 30, 2020 and 2019, respectively.
Note 7. Debt
Former Senior Secured Credit Facilities
On September 28, 2015, MSGN Holdings, L.P. (“MSGN L.P.”), an indirect wholly-owned subsidiary of the Company through which the Company conducts substantially all of its operations, MSGN Eden, LLC, an indirect subsidiary of the Company and the general partner of MSGN L.P., Regional MSGN Holdings LLC, a direct subsidiary of the Company and the limited partner of MSGN L.P. (collectively with MSGN Eden, LLC, the “Holdings Entities”), and certain subsidiaries of MSGN L.P. entered into a credit agreement (the “Former Credit Agreement”) with a syndicate of lenders. The Former Credit Agreement provided MSGN L.P. with senior secured credit facilities that consisted of: (a) an initial $1,550,000 term loan facility and (b) a $250,000 revolving credit facility.
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
The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of September 30, 2020, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the applicable financial covenants. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30,

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
2020, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000.
The Term Loan Facility amortizes quarterly in accordance with its terms beginning March 31, 2020 through September 30, 2024 with a final maturity date on October 11, 2024.
As of September 30, 2020, the principal repayments required under the Term Loan Facility are as follows:

Remainder of fiscal year ending June 30, 2021	$31,625
Fiscal year ending June 30, 2022	49,500
Fiscal year ending June 30, 2023	66,000
Fiscal year ending June 30, 2024	82,500
Fiscal year ending June 30, 2025	849,750
$1,079,375
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
The following table summarizes the presentation of the Term Loan Facility, and the related deferred financing costs, in the accompanying consolidated balance sheets as of September 30, 2020 and June 30, 2020:

	Term Loan Facilities	Deferred Financing Costs	Net
September 30, 2020
Current portion of long-term debt	$44,000	$(1,269)	$42,731
Long-term debt, net of current portion	1,035,375	(3,654)	1,031,721
Total	$1,079,375	$(4,923)	$1,074,452
June 30, 2020
Current portion of long-term debt	$38,500	$(1,271)	$37,229
Long-term debt, net of current portion	1,047,750	(3,970)	1,043,780
Total	$1,086,250	$(5,241)	$1,081,009
In addition, the Company has recorded deferred financing costs related to the Revolving Credit Facility in the accompanying consolidated balance sheets as summarized in the following table:

	September 30, 2020	June 30, 2020
Other current assets	$343	$343
Other assets	1,037	1,123
Total amortization of deferred financing costs was $404 and $751 for the three months ended September 30, 2020 and 2019, respectively, and is included in interest expense in the accompanying consolidated statements of operations.
The Company made interest payments under the Credit Agreement and Former Credit Agreement of $4,782 and $10,299 during the three months ended September 30, 2020 and 2019, respectively.
Note 8. Leases
The Company has various operating leases for office and studio space, as well as equipment, expiring at various dates through fiscal year 2025. The Company currently has no finance leases. Some leases include options to extend the lease term, generally at the Company’s discretion. The depreciable life of leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.
The leases generally provide for fixed annual rentals plus certain other costs. Certain leases include variable payments based on the Company’s use of the respective assets. The Company’s lease agreements do not include any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of future lease payments. Upon the adoption of ASC Topic 842, Leases, the Company used the incremental borrowing rate on July 1, 2019 for all operating leases that commenced prior to that date.
Lease cost consists of the following:

	Three Months Ended
	September 30,
	2020	2019
Operating lease cost	$1,398	$1,372
Variable lease cost	—	53
Total lease cost	$1,398	$1,425

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The following table summarizes the weighted-average remaining lease term and discount rate for operating leases:

	September 30,
	2020	2019
Weighted-average discount rate for operating leases	3.33%	3.29%
Weighted-average remaining operating lease term in years	3.39	3.99
As of September 30, 2020, the maturities of the Company’s operating lease liabilities are as follows:

Remainder of fiscal year ending June 30, 2021	$4,457
Fiscal year ending June 30, 2022	5,241
Fiscal year ending June 30, 2023	4,949
Fiscal year ending June 30, 2024	4,135
Fiscal year ending June 30, 2025	17
Total undiscounted operating lease payments	18,799
Less: imputed interest	1,012
Total operating lease liabilities	17,787
Less: current portion of operating lease liabilities	5,469
Non-current operating lease liabilities	$12,318
Supplemental cash flow information related to operating leases:

	Three Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,503	$1,468
Note 9. Commitments and Contingencies
Commitments
As more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, the Company’s contractual obligations not reflected on the consolidated balance sheets consist primarily of its obligations under media rights agreements.
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
The fair value hierarchy consists of the following three levels:
•Level I — Quoted prices for identical instruments in active markets.
•Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level III — Instruments whose significant value drivers are unobservable.
The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
September 30, 2020
Assets:
Money market accounts	$151,125	$—	$—	$151,125
Time deposits	95,763	—	—	95,763
Total assets measured at fair value	$246,888	$—	$—	$246,888
June 30, 2020
Assets:
Money market accounts	$129,609	$—	$—	$129,609
Time deposits	65,713	—	—	65,713
Total assets measured at fair value	$195,322	$—	$—	$195,322
Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company’s long-term debt (see Note 7) was approximately $1,063,000 as of September 30, 2020. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable, including activity in and the state of the capital markets.
Investment in Nonconsolidated Entity
The Company’s investment in a nonconsolidated entity, which is included in other assets in the accompanying consolidated balance sheets, does not have a readily determinable fair value. As such, the Company has elected to account for it at cost, which would be adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for an identical or a similar investment of the same issuer (referred to as the measurement alternative method). Investments accounted for under the measurement alternative method are classified within Level III of the fair value hierarchy. As of September 30, 2020, the carrying amount of the Company’s equity investment in the nonconsolidated entity was $2,000, and the Company did not identify any potential adjustments to the cost of its investment through September 30, 2020.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 11. Pension Plans and Other Postretirement Benefit Plan
As more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, the Company sponsors (i) a non-contributory, qualified defined benefit pension plan covering certain of its union employees, (ii) an unfunded non-contributory, non-qualified frozen excess cash balance plan covering certain employees who participated in an underlying qualified plan, and (iii) an unfunded non-contributory, non-qualified frozen defined benefit pension plan for the benefit of certain employees who participated in an underlying qualified plan (collectively the “Pension Plans”). The Company also sponsors a contributory welfare plan which provides certain postretirement healthcare benefits to certain employees hired prior to January 1, 2001 (the “Postretirement Plan”).
Components of net periodic benefit cost for the three months ended September 30, 2020 and 2019 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$101	$121	$9	$13
Other components of net periodic benefit cost:
Interest cost	257	354	9	15
Expected return on plan assets	(185)	(244)	—	—
Recognized actuarial loss (a)	126	134	—	—
Amortization of unrecognized prior service credit (a)	—	—	—	(1)
Net periodic benefit cost	$299	$365	$18	$27
(a) Reflects amounts reclassified from accumulated other comprehensive loss to other components of net periodic benefit cost in the accompanying consolidated statements of operations.
In addition, as more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, the Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and participates in The Madison Square Garden 401(k) Savings Plan, a multiple employer plan (together, the “Savings Plans”). The Madison Square Garden 401(k) Savings Plan was sponsored by MSGS until the Entertainment Distribution (as defined in Note 14), and thereafter by MSGE. Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $215 and $245 for the three months ended September 30, 2020 and 2019, respectively.
Note 12. Share-based Compensation
See Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for more information regarding (i) the MSG Networks Inc. 2010 Employee Stock Plan, as amended (the “Employee Stock Plan”), and (ii) the MSG Networks Inc. 2010 Stock Plan for Non-Employee Directors, as amended.
Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $4,627 and $4,659 for the three months ended September 30, 2020 and 2019, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Non-Qualified Stock Options (“NQSOs”) Award Activity
The following table summarizes activity relating to holders of the Company’s NQSOs for the three months ended September 30, 2020:

	Number of		Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting NQSOs	Performance Based Vesting NQSOs
Balance as of June 30, 2020	1,833	1,834	$18.88	5.17	$—
Adjustment upon final determination of level of performance objective(a)	—	(2)	21.60
Balance as of September 30, 2020	1,833	1,832	$18.88	4.92	—
Exercisable as of September 30, 2020	1,357	961	$19.58	4.23	$—
(a) Includes an adjustment of awards issued with respect to performance based NQSOs granted in fiscal year 2018 upon certification of the level of achievement of the performance targets for such awards.
The aggregate intrinsic value is calculated for in-the-money NQSOs as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) at September 30, 2020 and June 30, 2020, as applicable.
Restricted Share Units Award Activity
The following table summarizes activity relating to holders of the Company’s RSUs for the three months ended September 30, 2020:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance as of June 30, 2020	595	870	$20.01
Granted	723	720	10.22
Vested	(231)	(293)	21.24
Adjustment upon final determination of level of performance objective(a)	—	(1)	21.60
Unvested award balance as of September 30, 2020	1,087	1,296	$13.80
(a) Includes an adjustment of awards issued with respect to performance based RSUs granted in fiscal year 2018 upon certification of the level of achievement of the performance targets for such awards.
Nonperformance based vesting RSUs granted under the Employee Stock Plan during the three months ended September 30, 2020 are subject to three-year ratable vesting. Performance based vesting RSUs granted under the Employee Stock Plan during the three months ended September 30, 2020 are subject to three-year cliff vesting. RSUs granted under the Employee Stock Plan will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee of the Board of Directors (the “Board”), in cash.
The fair value of RSUs that vested during the three months ended September 30, 2020 was $5,127. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company’s treasury shares. To fulfill the employees’ statutory tax withholding obligations for the applicable income and other employment taxes, 216 of these RSUs, with an aggregate value of $2,100 were retained by the Company and the taxes paid during the three months ended September 30, 2020 are reflected as a financing activity in the accompanying consolidated statement of cash flows.

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
During the three months ended September 30, 2019, the Company accepted for purchase under a modified Dutch auction tender offer 14,980 shares of its Class A Common Stock. The transaction settled on October 3, 2019.
As of September 30, 2020, the Company had $145,864 of availability remaining under its stock repurchase authorization. There were no shares repurchased by the Company during the three months ended September 30, 2020.
Note 14. Related Party Transactions
As of September 30, 2020, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group (collectively, the “Dolan Family Group”), collectively beneficially own all of the Company’s outstanding Class B common stock, par value $0.01 per share (“Class B Common Stock”) and own approximately 8.3% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 76.9% of the aggregate voting power of the Company’s outstanding common stock. The Dolan Family Group also controls AMC Networks Inc. (“AMC Networks”), MSGS and MSGE (the outstanding common stock of which was distributed by MSGS to its stockholders on April 17, 2020 (the “Entertainment Distribution”)).
The Company shares certain executive support costs, including office space, executive assistants, security and transportation costs for (i) the Company’s Executive Chairman with MSGS and (ii) the Company’s Vice Chairman with MSGS and AMC Networks. Following the Entertainment Distribution, the Company now also shares such costs with MSGE.
The Company and MSGE are also party to aircraft time sharing agreements, pursuant to which MSGE has agreed from time to time to make certain aircraft available to the Company for use on a “time sharing” basis. Prior to the Entertainment Distribution, the Company was party to such time sharing agreements with MSGS. Additionally, the Company, MSGS, AMC Networks, and following the Entertainment Distribution, MSGE, have agreed on an allocation of the costs of certain other aircraft, including helicopter, use by shared executives.
The Company has various agreements with MSGS, including media rights agreements covering the Knicks and the Rangers games, and a tax disaffiliation agreement. As a result of the Entertainment Distribution, certain of the agreements which were previously between the Company and MSGS are, as of April 17, 2020, between the Company and MSGE, including an advertising sales representation agreement, a trademark license agreement, and certain other arrangements, including a services agreement (the “Services Agreement”) pursuant to which the Company outsources certain business functions. The services currently outsourced include information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and internal audit, as well as certain executive support services described above. The Company provides certain services to MSGE pursuant to the Services Agreement. In connection with the Entertainment Distribution, the Company entered into a services agreement with MSGS, pursuant to which MSGS provides the Company certain legal services previously provided under the Services Agreement. The Services Agreement expired on June 30, 2020. In connection therewith, the Company entered into an interim agreement with MSGE, pursuant to which each party provides the other with the services on the same terms. The Company expects to enter into a new services agreement with MSGE which will be retroactive to July 1, 2020.
The Company has also entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Related Party Transactions
Rights Fees
The Company’s media rights agreements with MSGS, effective as of July 1, 2015, provide the Company with the exclusive media rights to Knicks and Rangers games in their local markets. Rights fees included in the accompanying consolidated statements of operations for the three months ended September 30, 2020 and 2019 were $39,541 and $38,020, respectively.
Origination, Master Control and Technical Services
AMC Networks provides certain origination, master control, and technical services to the Company. Amounts incurred by the Company for the three months ended September 30, 2020 and 2019 were $1,184 and $1,161, respectively.
Commission
The Company’s advertising sales representation agreement, which has a term through June 30, 2022, provides for MSGE (MSGS prior to the Entertainment Distribution) to act as the Company’s advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The amounts incurred by the Company for the three months ended September 30, 2020 and 2019 were $1,195 and $336, respectively.
General and Administrative Expenses
Amounts incurred by the Company for expenses associated with the Services Agreement and the services agreement with MSGS, net, amounted to $2,613 and $2,657 for the three months ended September 30, 2020 and 2019, respectively.
Other Operating Expenses
The Company and its related parties enter into other transactions with each other in the ordinary course of business. Net amounts incurred by the Company for other related party transactions amounted to $107 and $20 for the three months ended September 30, 2020 and 2019, respectively.
Note 15. Income Taxes
Income tax expense for the three months ended September 30, 2020 of $27,976 differs from the income tax expense derived by applying the statutory federal rate of 21% to pre-tax income principally due to the impact from a change in the estimated applicable tax rate used to determine deferred taxes of $6,746, the impact of state and local income taxes (net of federal benefit) of $5,945, and tax expense of $1,224 resulting from the distribution of certain share-based compensation awards. The change in the estimated applicable tax rate used to determine deferred taxes was due to a change in state apportionment methodology in accordance with an amendment to a state regulation.
Income tax expense for the three months ended September 30, 2019 of $16,062 differs from the income tax expense derived by applying the statutory federal rate of 21% to pre-tax income principally due to the impact of state and local income taxes (net of federal benefit) of $4,840, partially offset by excess tax benefit related to share based-payment awards of $1,663.
The Company made cash income tax payments (net) of $8,434 and $8,182 for the three months ended September 30, 2020 and 2019, respectively.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 16. Concentrations of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of September 30, 2020 and June 30, 2020 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	September 30, 2020	June 30, 2020
Customer A	26%	26%
Customer B	26%	25%
Customer C	22%	22%
Customer D	11%	11%
Revenues in the accompanying consolidated statements of operations for the three months ended September 30, 2020 and 2019 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended September 30,
	2020	2019
Customer 1	28%	27%
Customer 2	26%	26%
Customer 3	21%	23%
Customer 4	9%	11%
The accompanying consolidated balance sheets as of September 30, 2020 and June 30, 2020 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the Devils:

Reported in	September 30, 2020	June 30, 2020
Prepaid expenses	$1,000	$3,000
Other current assets	4,000	4,000
Other assets	33,000	34,000
	$38,000	$41,000
As of September 30, 2020, approximately 340 full-time and part-time employees, who represent approximately 66% of the Company’s workforce, are subject to collective bargaining agreements (“CBAs”). As of September 30, 2020, approximately 65% of the Company’s workforce that is subject to a CBA is covered by a CBA that has expired. In addition, as of September 30, 2020, approximately 29% of the Company’s workforce that is subject to a CBA is covered by a CBA that will expire during the next year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including those regarding the Company's revenues and adjusted operating income and the timing and number of games played as a result of the novel coronavirus (“COVID-19”) pandemic. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and financial performance and plans identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the demand for our programming among cable, satellite, telephone and other platforms (“Distributors”) and the subscribers thereto, and our ability to enter into and renew affiliation agreements with Distributors, as well as the impact of consolidation among Distributors;
•the level of our revenues, which depends in part on the popularity and competitiveness of the sports teams whose games are broadcast on our networks and the popularity of other content aired on our networks;
•the ability of our Distributors to maintain, or minimize declines in, subscriber levels;
•the impact of subscribers selecting Distributors’ packages that do not include our networks or Distributors that do not carry our networks at all;
•the impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we and our Distributors, advertisers, viewers and teams operate, including actions of the National Basketball Association (“NBA”), National Hockey League (“NHL”), NBA and NHL players and any governmental authority or legislation relating to COVID-19, including with respect to the number and timing of games played;
•the security of our program signal and electronic data;
•general economic conditions especially in the New York City metropolitan area where we conduct the majority of our operations;
•the on-ice and on-court performance of the professional sports teams whose games we carry;
•the demand for advertising and sponsorship arrangements and viewer ratings for our networks;
•competition, for example, from other regional sports networks;
•the relocation or insolvency of professional sports teams with which we have a media rights agreement;
•our ability to maintain, obtain or produce content, together with the cost of such content;
•our ability to renew or replace our media rights agreements with professional sports teams;
•the acquisition or disposition of assets and/or the impact of, and our ability to successfully pursue, acquisitions or other strategic transactions;
•the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured;
•the impact of governmental regulations or laws and changes in such regulations or laws, including with respect to the legalization of sports gaming;
•the impact of sports league rules, regulations and/or agreements and changes thereto;
•any NBA, NHL or other work stoppage due to COVID-19 or otherwise;
•our dependence on Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) (together with its subsidiaries, “MSGS”), Madison Square Garden Entertainment Corp. (together with its subsidiaries, “MSGE”) and other third-party providers for the provision of certain services;
•cybersecurity and similar risks which could result in the disclosure of confidential information, disruption of our business or damage to our brands and reputation;
•our substantial debt and high leverage;

•any reduction in our access to capital and credit markets or significant increases in costs to borrow;
•financial community perceptions of our business, operations, financial condition and the industry in which we operate;
•the tax-free treatment of the Distribution (as defined below); and
•the factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.
The Company disclaims any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in thousands, except as otherwise noted.
Introduction
MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2020 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” or the “Company” refer collectively to MSG Networks Inc., a holding company, and its direct and indirect subsidiaries through which substantially all of our operations are conducted.
The Company owns and operates two regional sports and entertainment networks, MSG Network and MSG+ collectively the “MSG Networks,” that feature a wide range of compelling sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the NBA; the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils and Buffalo Sabres of the NHL; as well as significant coverage of the New York Giants and Buffalo Bills of the National Football League. The Company operates and reports financial information in one segment.
On September 30, 2015, the Company distributed to its stockholders all of the outstanding common stock of MSGS (the “Distribution”). On April 17, 2020, MSGS distributed to its stockholders all of the outstanding common stock of MSGE (the “Entertainment Distribution”).
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited consolidated results of operations for the three months ended September 30, 2020 as compared with the three months ended September 30, 2019.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the three months ended September 30, 2020 as compared with the three months ended September 30, 2019.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section discusses recently issued accounting pronouncements not yet adopted, as well as the results of the Company’s annual impairment testing of goodwill performed during the first quarter of fiscal year 2021. This section should be read together with our significant accounting policies, including our critical accounting policies, which are discussed in our Annual Report on Form 10-K for the year ended June 30, 2020 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements included therein.

Results of Operations
Comparison of the Three Months Ended September 30, 2020 versus the Three Months Ended September 30, 2019
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended September 30,				Increase (Decrease) in Net Income
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$157,363	100%	$160,981	100%	$(3,618)

Direct operating expenses	65,072	41%	68,660	43%	3,588
Selling, general and administrative expenses	22,527	14%	22,320	14%	(207)
Depreciation and amortization	1,828	1%	1,727	1%	(101)
Operating income	67,936	43%	68,274	42%	(338)
Other income (expense):
Interest income	477	NM	1,928	1%	(1,451)
Interest expense	(5,219)	(3)%	(10,815)	(7)%	5,596
Other components of net periodic benefit cost	(207)	NM	(258)	NM	51
	(4,949)	(3)%	(9,145)	(6)%	4,196
Income from operations before income taxes	62,987	40%	59,129	37%	3,858
Income tax expense	(27,976)	(18)%	(16,062)	(10)%	(11,914)
Net income	$35,011	22%	$43,067	27%	$(8,056)
_________________
NM – Percentage is not meaningful
Due to the COVID-19 pandemic, in March 2020, the 2019-20 NHL and NBA seasons were suspended. The NHL and NBA resumed their respective 2019-20 seasons, with the NHL and NBA completing their 2019-20 seasons in September 2020 and October 2020, respectively, which is expected to impact the start of each league’s 2020-21 season. To date, neither league has announced any decisions regarding the number of games the Company would expect to receive during the 2020-21 seasons.
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we cannot predict. See “Item 1A. Risk Factors— Our Operations and Operating Results Have Been, and Continue to be, Impacted by the COVID-19 Pandemic and Actions Taken in Response” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for additional details.
Revenues
Revenues for the three months ended September 30, 2020 decreased $3,618, or 2%, to $157,363 as compared with the prior year period. The net decrease was attributable to the following:

Decrease in affiliation fee revenue	$(7,203)
Increase in advertising revenue	3,598
Other net decreases	(13)
$(3,618)
The decrease in affiliation fee revenue was primarily due to the impact of a decrease in subscribers of approximately 8.5% and, to a lesser extent, an unfavorable affiliate adjustment of approximately $1,000 recorded in the current year period. This was partially offset by the impact of higher affiliation rates and, to a lesser extent, the absence of an unfavorable $700 affiliate adjustment recorded in the prior year period. The Company and a small Connecticut-based distributor (that is in bankruptcy) were unable to reach a renewal agreement on October 1, 2020 for carriage of the Company’s networks. This non-renewal will not have a material impact on the Company’s revenues and adjusted operating income.
The increase in advertising revenue was due to higher sales related to live professional sports telecasts, which reflects the Rangers' and Islanders' participation in the 2019-20 NHL return to play.

Direct operating expenses
Direct operating expenses for the three months ended September 30, 2020 decreased $3,588, or 5%, to $65,072 as compared with the prior year period due to lower rights fees expense of $2,781 and a decrease in other programming and production-related costs of $807. The decline in rights fees expense was due to a reduction in media rights fees related to the 2019-20 NHL season, partially offset by contractual rate increases under the Company’s media rights agreements.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2020 increased $207, or 1%, to $22,527 as compared with the prior year period primarily due to higher advertising sales commissions, partially offset by lower professional fees. The decrease in professional fees reflects the absence of $1,000 in expenses recorded in the prior year period that were not indicative of the Company's core expense base, partially offset by other net increases.
Operating income
Operating income for the three months ended September 30, 2020 decreased $338, or less than 1%, to $67,936 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues and, to a lesser extent, higher selling, general and administrative expenses (including share-based compensation expense), largely offset by lower direct operating expenses.
Interest expense
Interest expense for the three months ended September 30, 2020 decreased $5,596, or 52%, to $5,219 as compared with the prior year period primarily due to lower average interest rates for the three months ended September 30, 2020 (1.7% as compared with 3.7% in the prior year period), partially offset by a higher average principal balance under the Company’s senior secured credit facilities (see “Liquidity and Capital Resources — Financing Agreements”).
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
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Three Months Ended		Increase (Decrease) in Adjusted Operating Income
	September 30,
	2020	2019
Operating income	$67,936	$68,274	$(338)
Share-based compensation	4,627	4,659	(32)
Depreciation and amortization	1,828	1,727	101
Adjusted operating income	$74,391	$74,660	$(269)

Adjusted operating income for the three months ended September 30, 2020 decreased $269, or less than 1%, to $74,391 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues and, to a lesser extent, higher selling, general and administrative expenses (excluding share-based compensation expense), largely offset by lower direct operating expenses.
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
We believe we have sufficient liquidity, including $254,380 in cash and cash equivalents, as of September 30, 2020, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows, to fund our business operations, repurchase shares of the Company’s Class A Common Stock and service our outstanding term loan facility (see “Financing Agreements” below) during the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us. In addition, the COVID-19 pandemic has caused disruption in the capital markets, which could make financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all.
On December 7, 2017, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. On August 29, 2019, the Board authorized a $300,000 increase to the stock repurchase authorization, which had $136,165 of availability remaining, bringing the total available repurchase authorization for Class A Common Stock to $436,165 as of that date. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of September 30, 2020, the Company had $145,864 of availability remaining under its stock repurchase authorization.
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
The Company has made principal repayments aggregating to $20,625 through September 30, 2020 under the Credit Agreement. The Term Loan Facility amortized quarterly in accordance with its terms. As of September 30, 2020, there was $1,079,375 outstanding under the Term Loan Facility, and no borrowings under the Revolving Credit Facility. As of September 30, 2020, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement.
See Note 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.
Contractual Obligations
As more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, the Company’s contractual obligations not reflected on the consolidated balance sheets consist primarily of its obligations under media rights agreements.

In addition, see Notes 7 and 8 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for the principal repayments required under the Company’s Term Loan Facility and maturities of the Company's operating lease liabilities, respectively.
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2020 increased by $11,110 to $68,259 as compared with the prior year period. This increase was primarily due to the impact of certain working capital items and higher income from operations before income taxes, partially offset by higher income taxes paid as compared with the prior year period.
Investing Activities
Net cash used in investing activities for the three months ended September 30, 2020 increased by $508 to $1,741 as compared with the prior year period due to higher capital expenditures in the current year period.
Financing Activities
Net cash used in financing activities for the three months ended September 30, 2020 was $8,975 as compared with net cash provided by financing activities in the prior year period of $78,024. This change is primarily due to the absence of proceeds received in the prior year period from borrowings under the Company’s senior secured credit facilities, partially offset by lower principal repayments on the Company's term loan facilities as compared with the prior year period.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements not yet adopted.
Critical Accounting Policies
The following discussion has been included to provide the results of the Company’s annual impairment testing of goodwill performed during the first quarter of fiscal year 2021. There have been no other material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2020.
Goodwill
The goodwill balance reported on the Company’s consolidated balance sheet as of September 30, 2020 is $424,508. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not need to perform the quantitative goodwill impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the Company would perform the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
The Company has one reporting unit for evaluating goodwill impairment. During the first quarter of fiscal year 2021, the Company performed its annual impairment test of goodwill by comparing the fair value of its reporting unit with its carrying value. As the Company’s reporting unit had a negative carrying value of net assets, there was no impairment of goodwill identified.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the quantitative and qualitative disclosures about market risk made in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 6. Exhibits
(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Letter Agreement, dated August 26, 2020 between MSG Networks Inc. and James L. Dolan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28,2020).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of November, 2020.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer