Form 10-Q
period 2020-12-31
MSG NETWORKS INC.
filed 2021-02-04
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
Number of shares of common stock outstanding as of January 29, 2021:

Class A Common Stock par value $0.01 per share	—	43,459,880
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2020	June 30, 2020
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$283,660	$196,837
Accounts receivable, net	95,526	105,549
Related party receivables, net	6,978	14,190
Prepaid income taxes	225	461
Prepaid expenses	20,010	11,063
Other current assets	4,150	4,541
Total current assets	410,549	332,641
Property and equipment, net	7,912	8,758
Amortizable intangible assets, net	28,553	30,283
Goodwill	424,508	424,508
Operating lease right-of-use assets	14,538	17,153
Other assets	35,641	37,460
Total assets	$921,701	$850,803

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$309	$2,115
Related party payables	2,203	1,472
Current portion of long-term debt	48,234	37,229
Current portion of operating lease liabilities	5,405	5,492
Income taxes payable	2,438	641
Accrued liabilities:
Employee related costs	10,159	14,187
Other accrued liabilities	7,716	10,116
Deferred revenue	2,172	2,753
Total current liabilities	78,636	74,005
Long-term debt, net of current portion	1,019,660	1,043,780
Long-term operating lease liabilities	11,037	13,780
Defined benefit and other postretirement obligations	25,208	25,860
Other employee related costs	5,470	5,149
Other liabilities	1,498	1,536
Deferred tax liability	248,064	239,542
Total liabilities	1,389,573	1,403,652
Commitments and contingencies (see Note 9)
Stockholders' Deficiency:
Class A Common Stock, par value $0.01, 360,000 shares authorized; 43,460 and 43,122 shares outstanding as of December 31, 2020 and June 30, 2020, respectively	643	643
Class B Common Stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of December 31, 2020 and June 30, 2020	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	14,166	12,731
Treasury stock, at cost, 20,799 and 21,137 shares as of December 31, 2020 and June 30, 2020, respectively	(450,053)	(457,363)
Accumulated deficit	(24,738)	(100,792)
Accumulated other comprehensive loss	(8,026)	(8,204)
Total stockholders' deficiency	(467,872)	(552,849)
Total liabilities and stockholders' deficiency	$921,701	$850,803

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenues	$146,239	$187,730	$303,602	$348,711

Direct operating expenses (including related party expenses of $35,529 and $39,884 for the three months ended December 31, 2020 and 2019, respectively, and $76,160 and $78,887 for the six months ended December 31, 2020 and 2019, respectively)	57,033	84,065	122,105	152,725
Selling, general and administrative expenses (including related party expenses of $3,239 and $8,826 for the three months ended December 31, 2020 and 2019, respectively, and $7,248 and $12,017 for the six months ended December 31, 2020 and 2019, respectively)	21,692	32,022	44,219	54,342
Depreciation and amortization	1,802	1,680	3,630	3,407
Operating income	65,712	69,963	133,648	138,237
Other income (expense):
Interest income	488	906	965	2,834
Interest expense	(5,143)	(9,934)	(10,362)	(20,749)
Debt refinancing expense	—	(2,764)	—	(2,764)
Other components of net periodic benefit cost	(206)	(258)	(413)	(516)
	(4,861)	(12,050)	(9,810)	(21,195)
Income from operations before income taxes	60,851	57,913	123,838	117,042
Income tax expense	(19,328)	(17,949)	(47,304)	(34,011)
Net income	$41,523	$39,964	$76,534	$83,031
Earnings per share:
Basic	$0.72	$0.66	$1.34	$1.23
Diluted	$0.72	$0.66	$1.33	$1.22
Weighted-average number of common shares outstanding:
Basic	57,415	60,452	57,287	67,758
Diluted	57,721	60,825	57,550	68,144

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income	$41,523	$39,964	$76,534	$83,031
Other comprehensive income (loss) before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	126	134	252	268
Amortization of prior service credit included in net periodic benefit cost	—	(1)	—	(2)
Other comprehensive income before income taxes	126	133	252	266
Income tax expense related to items of other comprehensive income	(37)	(39)	(74)	(75)
Other comprehensive income	89	94	178	191
Comprehensive income	$41,612	$40,058	$76,712	$83,222

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net income	$76,534	$83,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,630	3,407
Amortization of deferred financing costs	807	1,188
Debt refinancing expense	—	455
Share-based compensation expense	10,893	10,099
Provision for doubtful accounts	(275)	(104)
Change in assets and liabilities:
Accounts receivable, net	7,475	969
Related party receivables, net	7,318	(4,920)
Prepaid expenses and other assets	(6,909)	(3,134)
Accounts payable	(308)	(338)
Related party payables, including payable to MSGS and MSGE	731	220
Prepaid/payable for income taxes	2,033	(10,267)
Accrued and other liabilities	(4,744)	(8,122)
Deferred revenue	(581)	641
Deferred income taxes	8,650	896
Net cash provided by operating activities	105,254	74,021
Cash flows from investing activities:
Capital expenditures	(2,533)	(1,758)
Net cash used in investing activities	(2,533)	(1,758)
Cash flows from financing activities:
Principal repayments on term loan facilities (see Note 7)	(13,750)	(21,250)
Proceeds from senior secured credit facilities (see Note 7)	—	100,000
Payments for financing costs	—	(3,969)
Share repurchase costs	—	(253,318)
Taxes paid in lieu of shares issued for share-based compensation	(2,148)	(4,235)
Net cash used in financing activities	(15,898)	(182,772)
Net increase (decrease) in cash and cash equivalents	86,823	(110,509)
Cash and cash equivalents at beginning of period	196,837	226,423
Cash and cash equivalents at end of period	$283,660	$115,914

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of September 30, 2020	$779	$7,948	$(450,053)	$(66,261)	$(8,115)	$(515,702)
Net income	—	—	—	41,523	—	41,523
Other comprehensive income	—	—	—	—	89	89
Comprehensive income						41,612
Share-based compensation expense	—	6,266	—	—	—	6,266
Tax withholding associated with shares issued for share-based compensation	—	(48)	—	—	—	(48)
Balance as of December 31, 2020	$779	$14,166	$(450,053)	$(24,738)	$(8,026)	$(467,872)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of September 30, 2019	$779	$—	$(417,691)	$(242,946)	$(7,391)	$(667,249)
Net income	—	—	—	39,964	—	39,964
Other comprehensive income	—	—	—	—	94	94
Comprehensive income						40,058
Share-based compensation expense	—	5,440	—	—	—	5,440
Repurchases of Class A Common Stock	—	—	115	—	—	115
Tax withholding associated with shares issued for share-based compensation	—	(1,376)	—	—	—	(1,376)
Shares issued upon distribution of Restricted Stock Units	—	(414)	414	—	—	—
Balance as of December 31, 2019	$779	$3,650	$(417,162)	$(202,982)	$(7,297)	$(623,012)

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2020	$779	$12,731	$(457,363)	$(100,792)	$(8,204)	$(552,849)
Net income	—	—	—	76,534	—	76,534
Other comprehensive income	—	—	—	—	178	178
Comprehensive income						76,712
Cumulative effect of adoption of ASU 2016-13, credit losses	—	—	—	(480)	—	(480)
Share-based compensation expense	—	10,893	—	—	—	10,893
Tax withholding associated with shares issued for share-based compensation	—	(2,148)	—	—	—	(2,148)
Shares issued upon distribution of Restricted Stock Units	—	(7,310)	7,310	—	—	—
Balance as of December 31, 2020	$779	$14,166	$(450,053)	$(24,738)	$(8,026)	$(467,872)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2019	$779	$9,916	$(179,561)	$(282,414)	$(7,488)	$(458,768)
Net income	—	—	—	83,031	—	83,031
Other comprehensive income	—	—	—	—	191	191
Comprehensive income						83,222
Share-based compensation expense	—	10,099	—	—	—	10,099
Repurchases of Class A Common Stock	—	—	(253,330)	—	—	(253,330)
Tax withholding associated with shares issued for share-based compensation	—	(4,235)	—	—	—	(4,235)
Shares issued upon distribution of Restricted Stock Units	—	(12,130)	15,729	(3,599)	—	—
Balance as of December 31, 2019	$779	$3,650	$(417,162)	$(202,982)	$(7,297)	$(623,012)

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
MSG Networks Inc. (together with its subsidiaries, the “Company”), incorporated on July 29, 2009, owns and operates two regional sports and entertainment networks, MSG Network and MSG+, collectively “MSG Networks.” MSG Networks feature a wide range of compelling sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (“NBA”); the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres of the National Hockey League (“NHL”); as well as significant coverage of the New York Giants and Buffalo Bills of the National Football League.
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
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The financial statements as of December 31, 2020 and for the three and six months ended December 31, 2020 and 2019 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.
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
Management evaluates its estimates on an ongoing basis using historical experience and other factors. Due to the novel coronavirus (“COVID-19”) pandemic, in March 2020, the 2019-20 NHL and NBA seasons were suspended. The leagues resumed play several months later, with the Rangers and Islanders participating in the NHL's return to play. The NHL and NBA subsequently completed their seasons in September and October 2020, respectively, which impacted each league’s 2020-21 regular season. The NBA started its regular season on December 22, 2020 with a reduced schedule of 72 games, while the NHL regular season began on January 13, 2021 and has been reduced to a 56-game schedule.
Our estimates have been prepared based on these facts, and we will continue to monitor updates made by the NBA and NHL with regards to league play and the impact on the Company’s use of estimates. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions to the general approach in ASC Topic 740 and includes methods of simplification to the existing guidance. This standard will be effective for the Company beginning in the first quarter of fiscal year 2022, with early adoption permitted. The standard is to be applied prospectively to all periods presented. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU, and the subsequent ASU that amended its application, provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. This standard was effective upon issuance, and may be applied prospectively through December 31, 2022. The Company is currently evaluating the impact this standard will have on its consolidated financial statements, if elected.
Note 3. Revenue and Accounts Receivable
The Company generates revenues principally from affiliation fees charged to cable, satellite, telephone and other platforms (“Distributors”) for the right to carry its networks, as well as from the sale of advertising. The Company’s advertising revenue is largely derived from the sale of inventory in its live professional sports programming, and as such, a disproportionate share of this revenue has historically been earned in the Company’s second and third fiscal quarters. Due to the COVID-19 pandemic, the NBA and NHL 2020-21 regular seasons were delayed and are scheduled to primarily occur during the third and fourth quarters of fiscal year 2021. The Company’s revenue recognition policies that describe the nature, amount, timing and uncertainty associated with each major source of revenue from contracts with customers are summarized below.

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
Affiliation fee revenue constituted at least 90% of the Company’s consolidated revenues for the three and six months ended December 31, 2020. Substantially all of the Company’s affiliation agreements are sales-based and usage-based royalty arrangements, which are recognized as the sale or usage occurs. The transaction price is represented by affiliation fees that are generally based upon contractual rates applied to the number of the Distributor’s subscribers who receive or can receive the Company’s programming. Such subscriber information is generally not received until after the close of the reporting period, and in these cases, the Company estimates the number of subscribers. Historical adjustments to recorded estimates have not been material.
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
Transaction Price Allocated to Future Performance Obligations
Substantially all of the Company’s affiliation agreements are licenses of functional intellectual property where revenue is derived from sales-based and usage-based royalty arrangements, and generally the Company’s advertising arrangements either do not exceed one year or are primarily multi-year media banks, the elements of which are agreed upon each year. For these types of arrangements, the Company applies a practical expedient that allows it to omit disclosure of the aggregate amount of consideration the Company expects to receive in exchange for transferring services to a customer (transaction price) that is allocated to performance obligations that have not yet been satisfied. As of December 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations, other than for contracts that the Company has applied the practical expedient, was $9,160, of which $8,066 will be recognized through fiscal year 2023 and $1,094 thereafter.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
The following table provides information about current contract balances from contracts with customers:

	December 31, 2020	June 30, 2020
Accounts receivable (including advertising receivables, which are included in related party receivables, net)	$105,673	$124,325
Contract asset, short-term (included in other current assets)	$102	$—
Contract asset, long-term (included in other assets)	$73	$37
Deferred revenue, short-term	$2,172	$2,753
Deferred revenue, long-term (included in other liabilities)	$—	$69
Accounts receivable is presented net of an estimate for lifetime expected credit losses. The Company analyzes historical losses, economic conditions, receivables aging, customer specific risks, and other factors to estimate its allowance for credit losses. The Company’s allowance for credit losses was $1,825 and $1,418 as of December 31, 2020 and June 30, 2020, respectively.
The amount of revenue recognized during the six months ended December 31, 2020 related to deferred revenue (contract liability) recorded as of June 30, 2020 was $1,058.
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
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Weighted-average number of shares for basic EPS	57,415	60,452	57,287	67,758
Dilutive effect of shares issuable under share-based compensation plans	306	373	263	386
Weighted-average number of shares for diluted EPS	57,721	60,825	57,550	68,144
Anti-dilutive shares	3,228	2,981	3,088	2,602
Note 5. Goodwill and Amortizable Intangible Assets
During the first quarter of fiscal year 2021, the Company performed its annual impairment test of goodwill. As the Company’s one reporting unit had a negative carrying value of net assets, there was no impairment of goodwill identified.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The Company’s intangible assets subject to amortization are as follows:

	December 31, 2020	June 30, 2020
Affiliate relationships	$83,044	$83,044
Less: accumulated amortization	(54,491)	(52,761)
	$28,553	$30,283
Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets was $865 for the three months ended December 31, 2020 and 2019, and $1,730 for the six months ended December 31, 2020 and 2019.
Note 6. Property and Equipment
As of December 31, 2020 and June 30, 2020, property and equipment consisted of the following assets:

	December 31, 2020	June 30, 2020
Equipment	$29,867	$28,902
Furniture and fixtures	1,764	1,726
Leasehold improvements	18,617	18,585
Construction in progress	296	277
	50,544	49,490
Less: accumulated depreciation and amortization	(42,632)	(40,732)
	$7,912	$8,758
Depreciation and amortization expense on property and equipment was $937 and $815 for the three months ended December 31, 2020 and 2019, respectively, and $1,900 and $1,677 for the six months ended December 31, 2020 and 2019, respectively.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of December 31, 2020, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the applicable financial covenants. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2020, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000.
The Term Loan Facility amortizes quarterly in accordance with its terms beginning March 31, 2020 through September 30, 2024 with a final maturity date on October 11, 2024.
As of December 31, 2020, the principal repayments required under the Term Loan Facility are as follows:

Remainder of fiscal year ending June 30, 2021	$24,750
Fiscal year ending June 30, 2022	49,500
Fiscal year ending June 30, 2023	66,000
Fiscal year ending June 30, 2024	82,500
Fiscal year ending June 30, 2025	849,750
$1,072,500
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The following table summarizes the presentation of the Term Loan Facility, and the related deferred financing costs, in the accompanying consolidated balance sheets as of December 31, 2020 and June 30, 2020:

	Term Loan Facilities	Deferred Financing Costs	Net
December 31, 2020
Current portion of long-term debt	$49,500	$(1,266)	$48,234
Long-term debt, net of current portion	1,023,000	(3,340)	1,019,660
Total	$1,072,500	$(4,606)	$1,067,894
June 30, 2020
Current portion of long-term debt	$38,500	$(1,271)	$37,229
Long-term debt, net of current portion	1,047,750	(3,970)	1,043,780
Total	$1,086,250	$(5,241)	$1,081,009
In addition, the Company has recorded deferred financing costs related to the Revolving Credit Facility in the accompanying consolidated balance sheets as summarized in the following table:

	December 31, 2020	June 30, 2020
Other current assets	$343	$343
Other assets	951	1,123
Total amortization of deferred financing costs was $807 and $1,188 for the six months ended December 31, 2020 and 2019, respectively, and is included in interest expense in the accompanying consolidated statements of operations.
The Company made interest payments under the Credit Agreement and Former Credit Agreement of $9,584 and $19,405 during the six months ended December 31, 2020 and 2019, respectively.
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
Lease cost consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Operating lease cost	$1,381	$1,372	$2,779	$2,744
Variable lease cost	44	728	44	781
Total lease cost	$1,425	$2,100	$2,823	$3,525

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table summarizes the weighted-average remaining lease term and discount rate for operating leases:

	December 31,
	2020	2019
Weighted-average discount rate for operating leases	3.33%	3.29%
Weighted-average remaining operating lease term in years	3.17	3.82
As of December 31, 2020, the maturities of the Company’s operating lease liabilities are as follows:

Remainder of fiscal year ending June 30, 2021	$2,971
Fiscal year ending June 30, 2022	5,241
Fiscal year ending June 30, 2023	4,949
Fiscal year ending June 30, 2024	4,135
Fiscal year ending June 30, 2025	17
Total undiscounted operating lease payments	17,313
Less: imputed interest	871
Total operating lease liabilities	16,442
Less: current portion of operating lease liabilities	5,405
Non-current operating lease liabilities	$11,037
Supplemental cash flow information related to operating leases:

	Six Months Ended
	December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,989	$2,830
Cash paid for variable lease payments not included in measurement of operating lease liabilities	—	481
Total	$2,989	$3,311
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
The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
December 31, 2020
Assets:
Money market accounts	$164,130	$—	$—	$164,130
Time deposits	105,822	—	—	105,822
Total assets measured at fair value	$269,952	$—	$—	$269,952
June 30, 2020
Assets:
Money market accounts	$129,609	$—	$—	$129,609
Time deposits	65,713	—	—	65,713
Total assets measured at fair value	$195,322	$—	$—	$195,322
Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company’s long-term debt (see Note 7) was approximately $1,061,775 as of December 31, 2020. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable, including activity in and the state of the capital markets.
Investment in Nonconsolidated Entity
The Company’s investment in a nonconsolidated entity, which is included in other assets in the accompanying consolidated balance sheets, does not have a readily determinable fair value. As such, the Company has elected to account for it at cost, which would be adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for an identical or a similar investment of the same issuer (referred to as the measurement alternative method). Investments accounted for under the measurement alternative method are classified within Level III of the fair value hierarchy. As of December 31, 2020, the carrying amount of the Company’s equity investment in the nonconsolidated entity was $2,000, and the Company did not identify any potential adjustments to the cost of its investment through December 31, 2020.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Components of net periodic benefit cost for the three and six months ended December 31, 2020 and 2019 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Service cost	$101	$121	$9	$13
Other components of net periodic benefit cost:
Interest cost	256	354	9	15
Expected return on plan assets	(185)	(244)	—	—
Recognized actuarial loss (a)	126	134	—	—
Amortization of unrecognized prior service credit (a)	—	—	—	(1)
Net periodic benefit cost	$298	$365	$18	$27

	Pension Plans		Postretirement Plan
	Six Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Service cost	$202	$242	$18	$26
Other components of net periodic benefit cost:
Interest cost	513	708	18	30
Expected return on plan assets	(370)	(488)	—	—
Recognized actuarial loss (a)	252	268	—	—
Amortization of unrecognized prior service credit (a)	—	—	—	(2)
Net periodic benefit cost	$597	$730	$36	$54
(a) Reflects amounts reclassified from accumulated other comprehensive loss to other components of net periodic benefit cost in the accompanying consolidated statements of operations.
In addition, as more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, the Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and participates in The Madison Square Garden 401(k) Savings Plan, a multiple employer plan (together, the “Savings Plans”). The Madison Square Garden 401(k) Savings Plan was sponsored by MSGS until the Entertainment Distribution (as defined in Note 14), and thereafter by MSGE. Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $215 and $284 for the three months ended December 31, 2020 and 2019, respectively, and $430 and $529 for the six months ended December 31, 2020 and 2019, respectively.
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
Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $6,266 and $5,440 for the three months ended December 31, 2020 and 2019, respectively, and $10,893 and $10,099 for the six months ended December 31, 2020 and 2019, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Non-Qualified Stock Options (“NQSOs”) Award Activity
The following table summarizes activity relating to holders of the Company’s NQSOs for the six months ended December 31, 2020:

	Number of		Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting NQSOs	Performance Based Vesting NQSOs
Balance as of June 30, 2020	1,833	1,834	$18.88	5.17	$—
Adjustment upon final determination of level of performance objective(a)	—	(2)	21.60
Balance as of December 31, 2020	1,833	1,832	$18.88	4.66	$467
Exercisable as of December 31, 2020	1,357	961	$19.58	3.97	$78
(a) Includes an adjustment of awards issued with respect to performance based NQSOs granted in fiscal year 2018 upon certification of the level of achievement of the performance targets for such awards.
The aggregate intrinsic value is calculated for in-the-money NQSOs as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) at December 31, 2020 and June 30, 2020, as applicable.
Restricted Share Units Award Activity
The following table summarizes activity relating to holders of the Company’s RSUs for the six months ended December 31, 2020:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance as of June 30, 2020	595	870	$20.01
Granted	851	720	10.44
Vested	(364)	(293)	19.54
Adjustment upon final determination of level of performance objective(a)	—	(1)	21.60
Unvested award balance as of December 31, 2020	1,082	1,296	$13.81
(a) Includes an adjustment of awards issued with respect to performance based RSUs granted in fiscal year 2018 upon certification of the level of achievement of the performance targets for such awards.
Nonperformance based vesting RSUs granted under the Employee Stock Plan during the six months ended December 31, 2020 are subject to three-year ratable vesting and RSUs granted under the Non-Employee Director Plan vest on the date of grant. Performance based vesting RSUs granted under the Employee Stock Plan during the six months ended December 31, 2020 are subject to three-year cliff vesting. RSUs granted under the Employee Stock Plan and Non-Employee Director Plan will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee of the Board of Directors (the “Board”), in cash. RSUs granted under the Non-Employee Director Plan will settle on the first business day following the ninetieth day after the date that the director’s service on the Board ceases or, if earlier, upon the director’s death.
The fair value of RSUs that vested during the six months ended December 31, 2020 was $6,826. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company’s treasury shares. To fulfill the employees’ statutory tax withholding obligations for the applicable income and other employment taxes, 220 of these RSUs, with an aggregate value of

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
$2,148 were retained by the Company and the taxes paid during the six months ended December 31, 2020 are reflected as a financing activity in the accompanying consolidated statement of cash flows.
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
During the six months ended December 31, 2019, the Company repurchased 14,980 shares under a modified Dutch auction tender offer. The purchase price of these share repurchases, and the related fees, have been classified as Treasury stock in the accompanying consolidated balance sheets. There were no shares repurchased by the Company during the six months ended December 31, 2020.
As of December 31, 2020, the Company had $145,864 of availability remaining under its stock repurchase authorization.
Note 14. Related Party Transactions
As of December 31, 2020, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group (collectively, the “Dolan Family Group”), collectively beneficially own all of the Company’s outstanding Class B common stock, par value $0.01 per share (“Class B Common Stock”) and own approximately 8.3% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 76.9% of the aggregate voting power of the Company’s outstanding common stock. The Dolan Family Group also controls AMC Networks Inc. (“AMC Networks”), MSGS and MSGE (the outstanding common stock of which was distributed by MSGS to its stockholders on April 17, 2020 (the “Entertainment Distribution”)).
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
The Company has various agreements with MSGS, including media rights agreements covering the Knicks and the Rangers games, and a tax disaffiliation agreement. As a result of the Entertainment Distribution, certain agreements which were previously between the Company and MSGS are, as of April 17, 2020, between the Company and MSGE, including an advertising sales representation agreement, a trademark license agreement, and certain other arrangements, including a services agreement (the “Services Agreement”) pursuant to which the Company outsources certain business functions. The services currently outsourced include information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and internal audit, as well as certain executive support services described above. The Company provides certain services to MSGE pursuant to the Services Agreement. In connection with the Entertainment Distribution, the Company entered into a services agreement with MSGS, pursuant to which MSGS provides the Company certain legal services previously provided under the Services Agreement. The Services Agreement expired on June 30, 2020. In connection therewith, the Company entered into an interim agreement with MSGE, pursuant to which each party provides the other with the services on the same terms. The Company expects to enter into a new services agreement with MSGE which will be retroactive to July 1, 2020.
The Company has also entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Related Party Transactions
Rights Fees
The Company’s media rights agreements with MSGS, effective as of July 1, 2015, provide the Company with the exclusive media rights to Knicks and Rangers games in their local markets. Rights fees included in the accompanying consolidated statements of operations for the three months ended December 31, 2020 and 2019 were $34,422 and $38,611, respectively, and $73,963 and $76,631 for the six months ended December 31, 2020 and 2019, respectively.
Origination, Master Control and Technical Services
AMC Networks provides certain origination, master control, and technical services to the Company. Amounts incurred by the Company for the three months ended December 31, 2020 and 2019 were $1,184 and $1,161, respectively, and $2,368 and $2,322 for the six months ended December 31, 2020 and 2019, respectively.
Commission
The Company’s advertising sales representation agreement, which has a term through June 30, 2022, provides for MSGE (MSGS prior to the Entertainment Distribution) to act as the Company’s advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The amounts incurred by the Company for the three months ended December 31, 2020 and 2019 were $624 and $6,088, respectively, and $1,819 and $6,424 for the six months ended December 31, 2020 and 2019, respectively.
General and Administrative Expenses
Amounts incurred by the Company for expenses associated with the Services Agreement and the services agreement with MSGS, net, amounted to $2,529 and $2,657 for the three months ended December 31, 2020 and 2019, respectively, and $5,142 and $5,314 for the six months ended December 31, 2020 and 2019, respectively.
Other Operating Expenses
The Company and its related parties enter into other transactions with each other in the ordinary course of business. Net amounts incurred by the Company for other related party transactions amounted to $9 and $193 for the three months ended December 31, 2020 and 2019, respectively, and $116 and $213 for the six months ended December 31, 2020 and 2019, respectively.
Note 15. Income Taxes
Income tax expense for the three months ended December 31, 2020 of $19,328 differs from the income tax expense derived by applying the statutory federal rate of 21% to pre-tax income principally due to the impact of state and local income taxes (net of federal benefit) of $5,906, and tax expense related to nondeductible officers’ compensation of $919.
Income tax expense for the three months ended December 31, 2019 of $17,949 differs from the income tax expense derived by applying the statutory federal rate of 21% to pre-tax income principally due to the impact of state and local income taxes (net of federal benefit) of $4,988.
Income tax expense for the six months ended December 31, 2020 of $47,304 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income principally due to the impact of state and local income taxes (net of federal benefit) of $11,851, the impact from a change in the estimated applicable tax rate used to determine deferred taxes of $6,912, tax expense related to nondeductible officers’ compensation of $1,505, and tax expense resulting from the vesting of certain share-based compensation awards of $944. The change in the estimated applicable tax rate used to determine deferred taxes was due to a change in state apportionment methodology in accordance with an amendment to a state regulation.
Income tax expense for the six months ended December 31, 2019 of $34,011 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income due principally to the impact of state and local income taxes (net of federal benefit) of $9,828, partially offset by excess tax benefit related to share-based payment awards of $1,590.
The Company made cash income tax payments (net) of $36,621 and $43,387 for the six months ended December 31, 2020 and 2019, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
The Company was notified during the first quarter of fiscal year 2019 that the City of New York was commencing an examination of the Company’s New York City general corporate income tax returns for the tax years ended December 31, 2015 and 2016. The Company does not expect the examination, when finalized, to result in material changes to the tax returns.
The Company was notified during the fourth quarter of fiscal year 2019 that the State of New Jersey initiated an examination of the Company’s income tax returns for the tax years ended December 31, 2015 through December 31, 2017. The Company does not expect the examination, when finalized, to result in material changes to the tax returns.
The Company was notified during the second quarter of fiscal year 2021 that the State of New York initiated an audit of the Company’s income tax return for the tax year ended June 30, 2019. The Company does not expect the examination, when finalized, to result in material changes to the tax returns.
The federal and state statute of limitations are currently open on the Company’s tax returns for 2017 and 2015, respectively, and forward.
Note 16. Concentrations of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of December 31, 2020 and June 30, 2020 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	December 31, 2020	June 30, 2020
Customer A	28%	26%
Customer B	27%	25%
Customer C	20%	22%
Customer D	12%	11%
Revenues in the accompanying consolidated statements of operations for the three and six months ended December 31, 2020 and 2019 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Customer 1	27%	24%	28%	26%
Customer 2	28%	22%	27%	23%
Customer 3	22%	20%	21%	21%
Customer 4	11%	9%	10%	9%
The accompanying consolidated balance sheets as of December 31, 2020 and June 30, 2020 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the Devils:

Reported in	December 31, 2020	June 30, 2020
Prepaid expenses	$4,500	$3,000
Other current assets	3,700	4,000
Other assets	32,200	34,000
	$40,400	$41,000
As of December 31, 2020, approximately 320 full-time and part-time employees, who represent approximately 63% of the Company’s workforce, are subject to collective bargaining agreements (“CBAs”). As of December 31, 2020, approximately 65% of the Company’s workforce that is subject to a CBA is covered by a CBA that has expired. In addition, as of December 31, 2020, approximately 28% of the Company’s workforce that is subject to a CBA is covered by a CBA that will expire during the next year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including those regarding affiliate fee rebates and rights fee expense, and the timing and number of games played as a result of the novel coronavirus (“COVID-19”) pandemic and the government, league, and other actions relating thereto. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and financial performance and plans identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
•the demand for our programming among cable, satellite, telephone and other platforms (“Distributors”) and the subscribers thereto, and our ability to enter into and renew affiliation agreements with Distributors, or to do so on favorable terms, as well as the impact of consolidation among Distributors;
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
•general economic conditions, especially in the New York City metropolitan area where we conduct the majority of our operations;
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
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited consolidated results of operations for the three and six months ended December 31, 2020 as compared with the three and six months ended December 31, 2019.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the six months ended December 31, 2020 as compared with the six months ended December 31, 2019.
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

Results of Operations
Due to the COVID-19 pandemic, in March 2020, the 2019-20 NHL and NBA seasons were suspended. The leagues resumed play several months later, with the Rangers and Islanders participating in the NHL's return to play. The NHL and NBA subsequently completed their seasons in September and October 2020, respectively, which impacted each league’s 2020-21 regular season. The NBA started its regular season on December 22, 2020 with a reduced schedule of 72 games, while the NHL regular season began on January 13, 2021 and has been reduced to a 56-game schedule. There can be no assurance that the NBA or NHL will be able to complete such regular season schedules. In the fiscal 2021 second quarter, the Company aired nine NBA telecasts as compared with 181 NBA and NHL telecasts in the prior year period.
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
Comparison of the Three Months Ended December 31, 2020 versus the Three Months Ended December 31, 2019
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended December 31,				Increase (Decrease) in Net Income
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$146,239	100%	$187,730	100%	$(41,491)

Direct operating expenses	57,033	39%	84,065	45%	27,032
Selling, general and administrative expenses	21,692	15%	32,022	17%	10,330
Depreciation and amortization	1,802	1%	1,680	1%	(122)
Operating income	65,712	45%	69,963	37%	(4,251)
Other income (expense):
Interest income	488	NM	906	NM	(418)
Interest expense	(5,143)	(4)%	(9,934)	(5)%	4,791
Debt refinancing expense	—	NM	(2,764)	(1)%	2,764
Other components of net periodic benefit cost	(206)	NM	(258)	NM	52
	(4,861)	(3)%	(12,050)	(6)%	7,189
Income from operations before income taxes	60,851	42%	57,913	31%	2,938
Income tax expense	(19,328)	(13)%	(17,949)	(10)%	(1,379)
Net income	$41,523	28%	$39,964	21%	$1,559
_________________
NM – Percentage is not meaningful
Revenues
Revenues for the three months ended December 31, 2020 decreased $41,491, or 22%, to $146,239 as compared with the prior year period. The net decrease was attributable to the following:

Decrease in affiliation fee revenue	$(16,113)
Decrease in advertising revenue	(24,414)
Other net decreases	(964)
$(41,491)
The decrease in affiliation fee revenue was primarily due to the impact of a decrease in subscribers of approximately 7.5% (excluding the impact of the previously disclosed non-renewal with a small Connecticut-based distributor as of October 1, 2020) and, to a lesser extent, unfavorable affiliate adjustments of $4,900 recorded in the current year quarter, primarily reflecting accruals for potential affiliate fee rebates, the absence of a $2,300 favorable affiliate adjustment recorded in the prior year quarter and the impact of the aforementioned non-renewal. This was partially offset by the impact of higher affiliation rates. As a result of the shortened 2020-21 NBA and NHL regular seasons, we currently expect to record accruals for potential affiliate fee rebates in each of the next four quarters at a similar level to the amount we recorded this quarter.
The decrease in advertising revenue was primarily due to the delayed start of the 2020-21 NBA and NHL regular seasons, resulting in nine NBA telecasts in the fiscal 2021 second quarter compared with a regular NBA and NHL telecast schedule in the prior year period.
Other net decreases were primarily due to the delayed start of the 2020-21 NBA and NHL regular seasons.
Direct operating expenses
Direct operating expenses for the three months ended December 31, 2020 decreased $27,032, or 32%, to $57,033 as compared with the prior year period due to lower rights fees expense of $18,719 and, to a lesser extent, a decrease in other programming and production-related costs of $8,313. The decline in rights fees expense was primarily due to the impact of the NHL's shortened 56-game schedule for the 2020-21 regular season and, to a lesser extent, the impact of the delayed start of the 2020-21 NBA and NHL regular seasons, partially offset by the impact of annual contractual rate increases under the Company’s media rights agreements. The decrease in other programming and production-related costs primarily reflects the impact of the delayed start of the 2020-21 NBA and NHL regular seasons. We expect to have lower rights fees expense for fiscal year 2021, primarily as a result of the shortened 2020-21 NHL season, as compared with the level of fees that would be expected if our teams were playing full seasons.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended December 31, 2020 decreased $10,330, or 32%, to $21,692 as compared with the prior year period primarily due to lower advertising sales commissions and advertising and marketing expenses.
Operating income
Operating income for the three months ended December 31, 2020 decreased $4,251, or 6%, to $65,712 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues, largely offset by the decrease in direct operating expenses and, to a lesser extent, the decrease in selling, general and administrative expenses (including share-based compensation expense).
Interest expense
Interest expense for the three months ended December 31, 2020 decreased $4,791, or 48%, to $5,143 as compared with the prior year period primarily due to lower average interest rates for the three months ended December 31, 2020 (1.6% as compared with 3.3% in the prior year period) (see “Liquidity and Capital Resources — Financing Agreements”).
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

The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Three Months Ended		Increase (Decrease) in Adjusted Operating Income
	December 31,
	2020	2019
Operating income	$65,712	$69,963	$(4,251)
Share-based compensation	6,266	5,440	826
Depreciation and amortization	1,802	1,680	122
Adjusted operating income	$73,780	$77,083	$(3,303)
Adjusted operating income for the three months ended December 31, 2020 decreased $3,303, or 4%, to $73,780 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues largely offset by the decrease in direct operating expenses and, to a lesser extent, the decrease in selling, general and administrative expenses (excluding share-based compensation expense).
Comparison of the Six Months Ended December 31, 2020 versus the Six Months Ended December 31, 2019
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Six Months Ended December 31,				Increase (Decrease) in Net Income
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$303,602	100%	$348,711	100%	$(45,109)

Direct operating expenses	122,105	40%	152,725	44%	30,620
Selling, general and administrative expenses	44,219	15%	54,342	16%	10,123
Depreciation and amortization	3,630	1%	3,407	1%	(223)
Operating income	133,648	44%	138,237	40%	(4,589)
Other income (expense):
Interest income	965	NM	2,834	1%	(1,869)
Interest expense	(10,362)	(3)%	(20,749)	(6)%	10,387
Debt refinancing expense	—	NM	(2,764)	(1)%	2,764
Other components of net periodic benefit cost	(413)	NM	(516)	NM	103
	(9,810)	(3)%	(21,195)	(6)%	11,385
Income from operations before income taxes	123,838	41%	117,042	34%	6,796
Income tax expense	(47,304)	(16)%	(34,011)	(10)%	(13,293)
Net income	$76,534	25%	$83,031	24%	$(6,497)
_________________
NM – Percentage is not meaningful
Revenues
Revenues for the six months ended December 31, 2020 decreased $45,109, or 13%, to $303,602 as compared with the prior year period. The net decrease was attributable to the following:

Decrease in affiliation fee revenue	$(23,316)
Decrease in advertising revenue	(20,816)
Other net decreases	(977)
$(45,109)
The decrease in affiliation fee revenue was primarily due to the impact of a decrease in subscribers of approximately 8.0% (excluding the impact of the previously disclosed non-renewal with a small Connecticut-based distributor as of October 1, 2020) and, to a lesser extent, unfavorable affiliate adjustments of $5,900 recorded in the current year period, primarily reflecting accruals for potential affiliate fee rebates, the absence of a net favorable affiliate adjustment of $1,700 recorded in the prior year period and the impact of the aforementioned non-renewal. This was partially offset by the impact of higher affiliation rates.
The decrease in advertising revenue was primarily due to the delayed start of the 2020-21 NBA and NHL regular seasons, resulting in nine NBA telecasts in the fiscal 2021 second quarter compared with a regular NBA and NHL telecast schedule in the comparable prior year period, slightly offset by the Rangers' and Islanders' participation in the 2019-20 NHL return to play during the fiscal 2021 first quarter.
Other net decreases were primarily due to the delayed start of the 2020-21 NBA and NHL regular seasons.
Direct operating expenses
Direct operating expenses for the six months ended December 31, 2020 decreased $30,620, or 20%, to $122,105 as compared with the prior year period due to lower rights fees expense of $21,500 and, to a lesser extent, a decrease in other programming and production-related costs of $9,120. The decline in rights fees expense was primarily due to the impact of the NHL's shortened 56-game schedule for the 2020-21 regular season and, to a lesser extent, the impact of the delayed start of the 2020-21 NBA and NHL regular seasons, and a reduction in media rights fees related to the 2019-20 NHL season, partially offset by the impact of annual contractual rate increases under the Company’s media rights agreements. The decrease in other programming and production-related costs primarily reflects the impact of the delayed start of the 2020-21 NBA and NHL regular seasons.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended December 31, 2020 decreased $10,123, or 19%, to $44,219 as compared with the prior year period primarily due to lower advertising and marketing expenses and lower advertising sales commissions. The overall decrease also reflects the absence of $1,600 in expenses recorded in the prior year period that were not indicative of the Company's core expense base.
Operating income
Operating income for the six months ended December 31, 2020 decreased $4,589, or 3%, to $133,648 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues, largely offset by the decrease in direct operating expenses and, to a lesser extent, the decrease in selling, general and administrative expenses (including share-based compensation expense).
Interest expense
Interest expense for the six months ended December 31, 2020 decreased $10,387, or 50%, to $10,362 as compared with the prior year period primarily due to lower average interest rates for the six months ended December 31, 2020 (1.7% as compared with 3.5% in the prior year period), slightly offset by a higher average principal balance under the Company’s senior secured credit facilities (see “Liquidity and Capital Resources — Financing Agreements”).
Income taxes
See Note 15 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on income taxes.
Adjusted operating income
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Six Months Ended		Increase (Decrease) in Adjusted Operating Income
	December 31,
	2020	2019
Operating income	$133,648	$138,237	$(4,589)
Share-based compensation	10,893	10,099	794
Depreciation and amortization	3,630	3,407	223
Adjusted operating income	$148,171	$151,743	$(3,572)
Adjusted operating income for the six months ended December 31, 2020 decreased $3,572, or 2%, to $148,171 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues largely offset by the decrease in direct operating expenses and, to a lesser extent, the decrease in selling, general and administrative expenses (excluding share-based compensation expense).

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
We believe we have sufficient liquidity, including $283,660 in cash and cash equivalents, as of December 31, 2020, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows, to fund our business operations, repurchase shares of the Company’s Class A Common Stock and service our outstanding term loan facility (see “Financing Agreements” below) during the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us. In addition, the COVID-19 pandemic has caused disruption in the capital markets, which could make financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all.
On December 7, 2017, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. On August 29, 2019, the Board authorized a $300,000 increase to the stock repurchase authorization, which had $136,165 of availability remaining, bringing the total available repurchase authorization for Class A Common Stock to $436,165 as of that date. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. As of December 31, 2020, the Company had $145,864 of availability remaining under its stock repurchase authorization.
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
The Company has made principal repayments aggregating to $27,500 through December 31, 2020 under the Credit Agreement. The Term Loan Facility amortized quarterly in accordance with its terms. As of December 31, 2020, there was $1,072,500 outstanding under the Term Loan Facility, and no borrowings under the Revolving Credit Facility. As of December 31, 2020, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement.
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

Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2020 increased by $31,233 to $105,254 as compared with the prior year period. This increase was primarily due to the impact of certain working capital items and lower interest and income tax payments as compared with the prior year period. This increase was slightly offset by lower operating income as compared with the prior year period.
Investing Activities
Net cash used in investing activities for the six months ended December 31, 2020 increased by $775 to $2,533 as compared with the prior year period due to higher capital expenditures in the current year period.
Financing Activities
Net cash used in financing activities for the six months ended December 31, 2020 decreased by $166,874 to $15,898 as compared with the prior year period. This decrease is primarily due to absence of repurchases of the Company’s Class A Common Stock made in the prior year period, and to a lesser extent, lower principal repayments on the Company's term loan facilities as compared with the prior year period. This decrease was partially offset by the absence of proceeds received in the prior year period from borrowings under the Company’s senior secured credit facilities.

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
Goodwill
The goodwill balance reported on the Company’s consolidated balance sheet as of December 31, 2020 is $424,508. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not need to perform the quantitative goodwill impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the Company would perform the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 6. Exhibits
(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
10.1
Employment Agreement dated as of December 18, 2020, between MSG Networks Inc. and Lawrence J. Burian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2020).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of February, 2021.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer