Form 10-Q
period 2021-03-31
MSG NETWORKS INC.
filed 2021-05-07
CIK 1469372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Number of shares of common stock outstanding as of April 30, 2021:

Class A Common Stock par value $0.01 per share	—	43,459,880
Class B Common Stock par value $0.01 per share	—	13,588,555

MSG NETWORKS INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MSG NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2021	June 30, 2020
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$324,067	$196,837
Accounts receivable, net	86,455	105,549
Related party receivables, net	25,659	14,190
Prepaid income taxes	1,500	461
Prepaid expenses	8,385	11,063
Other current assets	8,742	4,541
Total current assets	454,808	332,641
Property and equipment, net	7,258	8,758
Amortizable intangible assets, net	27,688	30,283
Goodwill	424,508	424,508
Operating lease right-of-use assets	13,286	17,153
Other assets	44,209	37,460
Total assets	$971,757	$850,803

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$235	$2,115
Related party payables	6,210	1,472
Current portion of long-term debt	48,239	37,229
Current portion of operating lease liabilities	5,125	5,492
Income taxes payable	3,116	641
Accrued liabilities:
Employee related costs	15,652	14,187
Other accrued liabilities	17,434	10,116
Deferred revenue	572	2,753
Total current liabilities	96,583	74,005
Long-term debt, net of current portion	1,007,598	1,043,780
Long-term operating lease liabilities	9,960	13,780
Defined benefit and other postretirement obligations	25,150	25,860
Other employee related costs	5,538	5,149
Other liabilities	1,483	1,536
Deferred tax liability	244,321	239,542
Total liabilities	1,390,633	1,403,652
Commitments and contingencies (see Note 9)
Stockholders' Deficiency:
Class A Common Stock, par value $0.01, 360,000 shares authorized; 43,460 and 43,122 shares outstanding as of March 31, 2021 and June 30, 2020, respectively	643	643
Class B Common Stock, par value $0.01, 90,000 shares authorized; 13,589 shares outstanding as of March 31, 2021 and June 30, 2020	136	136
Preferred stock, par value $0.01, 45,000 shares authorized; none outstanding	—	—
Additional paid-in capital	17,490	12,731
Treasury stock, at cost, 20,799 and 21,137 shares as of March 31, 2021 and June 30, 2020, respectively	(450,053)	(457,363)
Retained earnings (accumulated deficit)	20,845	(100,792)
Accumulated other comprehensive loss	(7,937)	(8,204)
Total stockholders' deficiency	(418,876)	(552,849)
Total liabilities and stockholders' deficiency	$971,757	$850,803

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenues (including related party revenues of $180 and $0 for each of the three and nine months ended March 31, 2021 and 2020, respectively)	$177,853	$184,972	$481,455	$533,683

Direct operating expenses (including related party expenses of $36,692 and $39,876 for the three months ended March 31, 2021 and 2020, respectively, and $112,852 and $118,763 for the nine months ended March 31, 2021 and 2020, respectively)	74,392	83,762	196,497	236,487
Selling, general and administrative expenses (including related party expenses of $9,468 and $8,381 for the three months ended March 31, 2021 and 2020, respectively, and $16,716 and $20,398 for the nine months ended March 31, 2021 and 2020, respectively)	31,743	25,831	75,962	80,173
Depreciation and amortization	1,833	1,716	5,463	5,123
Operating income	69,885	73,663	203,533	211,900
Other income (expense):
Interest income	481	900	1,446	3,734
Interest expense	(4,958)	(9,419)	(15,320)	(30,168)
Debt refinancing expense	—	—	—	(2,764)
Other components of net periodic benefit cost	(207)	(258)	(620)	(774)
Miscellaneous income	1,252	—	1,252	—
	(3,432)	(8,777)	(13,242)	(29,972)
Income from operations before income taxes	66,453	64,886	190,291	181,928
Income tax expense	(20,870)	(18,616)	(68,174)	(52,627)
Net income	$45,583	$46,270	$122,117	$129,301
Earnings per share:
Basic	$0.79	$0.77	$2.13	$1.98
Diluted	$0.78	$0.77	$2.11	$1.97
Weighted-average number of common shares outstanding:
Basic	57,505	60,011	57,358	65,194
Diluted	58,235	60,315	57,775	65,553

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income	$45,583	$46,270	$122,117	$129,301
Other comprehensive income (loss) before income taxes:
Pension plans and postretirement plan:
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost	126	134	378	402
Amortization of prior service credit included in net periodic benefit cost	—	(1)	—	(3)
Other comprehensive income before income taxes	126	133	378	399
Income tax expense related to items of other comprehensive income	(37)	(37)	(111)	(112)
Other comprehensive income	89	96	267	287
Comprehensive income	$45,672	$46,366	$122,384	$129,588

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$122,117	$129,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,463	5,123
Amortization of deferred financing costs	1,210	1,591
Debt refinancing expense	—	455
Share-based compensation expense	14,217	13,852
Provision for doubtful accounts	(277)	45
Change in assets and liabilities:
Accounts receivable, net	18,760	(223)
Related party receivables, net	(11,540)	(12,622)
Prepaid expenses and other assets	(8,529)	663
Accounts payable	(339)	364
Related party payables, including payable to MSGS and MSGE	4,738	747
Prepaid/payable for income taxes	1,436	6,141
Accrued and other liabilities	8,538	(4,692)
Deferred revenue	(2,181)	861
Deferred income taxes	4,870	(1,635)
Net cash provided by operating activities	158,483	139,971
Cash flows from investing activities:
Capital expenditures	(2,980)	(2,211)
Net cash used in investing activities	(2,980)	(2,211)
Cash flows from financing activities:
Principal repayments on term loan facilities (see Note 7)	(26,125)	(28,125)
Proceeds from senior secured credit facilities (see Note 7)	—	100,000
Payments for financing costs	—	(3,969)
Share repurchase costs	—	(289,557)
Taxes paid in lieu of shares issued for share-based compensation	(2,148)	(4,235)
Net cash used in financing activities	(28,273)	(225,886)
Net increase (decrease) in cash and cash equivalents	127,230	(88,126)
Cash and cash equivalents at beginning of period	196,837	226,423
Cash and cash equivalents at end of period	$324,067	$138,297

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2020	$779	$14,166	$(450,053)	$(24,738)	$(8,026)	$(467,872)
Net income	—	—	—	45,583	—	45,583
Other comprehensive income	—	—	—	—	89	89
Comprehensive income						45,672
Share-based compensation expense	—	3,324	—	—	—	3,324
Tax withholding associated with shares issued for share-based compensation	—	—	—	—	—	—
Balance as of March 31, 2021	$779	$17,490	$(450,053)	$20,845	$(7,937)	$(418,876)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2019	$779	$3,650	$(417,162)	$(202,982)	$(7,297)	$(623,012)
Net income	—	—	—	46,270	—	46,270
Other comprehensive income	—	—	—	—	96	96
Comprehensive income						46,366
Share-based compensation expense	—	3,753	—	—	—	3,753
Repurchases of Class A Common Stock	—	—	(39,140)	—	—	(39,140)
Balance as of March 31, 2020	$779	$7,403	$(456,302)	$(156,712)	$(7,201)	$(612,033)

MSG NETWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited) (in thousands)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2020	$779	$12,731	$(457,363)	$(100,792)	$(8,204)	$(552,849)
Net income	—	—	—	122,117	—	122,117
Other comprehensive income	—	—	—	—	267	267
Comprehensive income						122,384
Cumulative effect of adoption of ASU 2016-13, credit losses	—	—	—	(480)	—	(480)
Share-based compensation expense	—	14,217	—	—	—	14,217
Tax withholding associated with shares issued for share-based compensation	—	(2,148)	—	—	—	(2,148)
Shares issued upon distribution of Restricted Stock Units	—	(7,310)	7,310	—	—	—
Balance as of March 31, 2021	$779	$17,490	$(450,053)	$20,845	$(7,937)	$(418,876)

	Common Stock Issued	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2019	$779	$9,916	$(179,561)	$(282,414)	$(7,488)	$(458,768)
Net income	—	—	—	129,301	—	129,301
Other comprehensive income	—	—	—	—	287	287
Comprehensive income						129,588
Share-based compensation expense	—	13,852	—	—	—	13,852
Repurchases of Class A Common Stock	—	—	(292,470)	—	—	(292,470)
Tax withholding associated with shares issued for share-based compensation	—	(4,235)	—	—	—	(4,235)
Shares issued upon distribution of Restricted Stock Units	—	(12,130)	15,729	(3,599)	—	—
Balance as of March 31, 2020	$779	$7,403	$(456,302)	$(156,712)	$(7,201)	$(612,033)

See accompanying notes to consolidated financial statements.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All amounts included in the following Notes to Consolidated Financial Statements are presented in thousands, except per share data or as otherwise noted.
Note 1. Description of Business and Basis of Presentation
Description of Business
MSG Networks Inc. (together with its subsidiaries, the “Company”), incorporated on July 29, 2009, owns and operates two regional sports and entertainment networks, MSG Network and MSG+ (collectively, “MSG Networks”). MSG Networks feature a wide range of compelling sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the National Basketball Association (“NBA”); the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils (the “Devils”) and Buffalo Sabres of the National Hockey League (“NHL”); as well as significant coverage of the New York Giants and Buffalo Bills of the National Football League.
The Company operates and reports financial information in one segment. Substantially all revenues and assets of the Company are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
On March 25, 2021, the Company, Madison Square Garden Entertainment Corp. (together with its subsidiaries, “MSGE”), and Broadway Sub Inc., a direct wholly-owned subsidiary of MSGE (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company with the Company surviving and continuing as the surviving corporation (the “Merger”). If the Merger is completed, (i) each share of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive, in the aggregate, a number of shares of Class A common stock, par value $0.01 per share, of MSGE (“MSGE Class A Common Stock”) such that each holder of record of shares of the Company's Class A Common Stock will have the right to receive, in the aggregate, such number of shares of MSGE Class A Common Stock equal to the total number of shares of the Company's Class A Common Stock held of record immediately prior to the effective time multiplied by 0.172, with such product rounded up to the next whole share, (ii) each share of the Company's Class B common stock, par value $0.01 per share (“Class B Common Stock”), issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive, in the aggregate, a number of shares of Class B common stock, par value $0.01 per share, of MSGE (“MSGE Class B Common Stock”) such that each holder of record of shares of the Company's Class B Common Stock will have the right to receive, in the aggregate, a number of shares of MSGE Class B Common Stock equal to the total number of shares of the Company's Class B Common Stock held of record immediately prior to the effective time multiplied by 0.172, with such product rounded up to the next whole share, in each case except for shares held by MSGE, Merger Sub or any of the MSGE subsidiaries or the Company or any of the Company's subsidiaries as treasury stock (in each case not held on behalf of third parties) and (iii) the shares of the Company's Class A Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
The Merger was recommended to the Company’s Board of Directors (the “Board”) for approval by a special committee composed solely of independent, disinterested directors and advised by independent financial and legal advisors. The closing of the Merger is expected to occur in the third calendar quarter of 2021, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. The Merger Agreement provides certain termination rights for each of MSGE and the Company, including, among others, if the consummation of the Merger does not occur on or before December 20, 2021. Should certain events occur under the specified circumstances outlined in the Merger Agreement, the Company will be required to pay MSGE a termination fee of $18,900.
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. The financial statements as of March 31, 2021 and for the three and nine months ended March 31, 2021 and 2020 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of MSG Networks Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amount of revenues and expenses. Such estimates include the valuation of accounts receivable, investments, goodwill, other long-lived assets, pension and other postretirement benefit obligations and the related net periodic benefit cost, tax accruals, and other assets and liabilities. In addition, estimates are used in revenue recognition, rights fees expense, income tax expense, performance and share-based compensation, depreciation and amortization, litigation matters, and other matters. Management believes its use of estimates in the consolidated financial statements to be reasonable.
Management evaluates its estimates on an ongoing basis using historical experience and other factors. Due to the novel coronavirus (“COVID-19”) pandemic, in March 2020, the 2019-20 NHL and NBA seasons were suspended. The leagues resumed play several months later, with the Rangers and Islanders participating in the NHL's return to play. The NHL and NBA subsequently completed their seasons in September and October 2020, respectively, which impacted the start and length of each league’s 2020-21 regular season. The NBA started its regular season on December 22, 2020 with a reduced schedule of 72 games, while the NHL regular season began on January 13, 2021 and has been reduced to a 56-game schedule. Other accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2021 includes accruals for affiliate fee rebates of $5,600.
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses and the subsequent ASUs that amended the application of ASU No. 2016-13, which introduces a new impairment model for most financial assets and certain other instruments, including accounts receivable. Under the new standard, the Company is required to use a forward looking “expected loss” model that has replaced the former “incurred loss” model, which generally will result in earlier recognition of allowances for losses. The Company adopted this standard on July 1, 2020 on a modified retrospective basis, recording $480, net of tax, as a cumulative effect adjustment to retained earnings (accumulated deficit).
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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

Affiliation fee revenue constituted at least 90% of the Company’s consolidated revenues for the nine months ended March 31, 2021. However, given the timing of advertising revenue as stated above, affiliation fee revenue constituted less than 90% of its consolidated revenues for the three months ended March 31, 2021. Substantially all of the Company’s affiliation agreements are sales-based and usage-based royalty arrangements, which are recognized as the sale or usage occurs. The transaction price is represented by affiliation fees that are generally based upon contractual rates applied to the number of the Distributor’s subscribers who receive or can receive the Company’s programming. Such subscriber information is generally not received until after the close of the reporting period, and in these cases, the Company estimates the number of subscribers. Historical adjustments to recorded estimates have not been material.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Principal versus Agent Revenue Recognition
The Company has an advertising sales representation agreement with MSGE that provides for MSGE to act as its advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission (see Note 14). The Company reports advertising revenue on a gross basis as it is primarily responsible for the fulfillment of advertising orders.
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
Transaction Price Allocated to Future Performance Obligations
Substantially all of the Company’s affiliation agreements are licenses of functional intellectual property where revenue is derived from sales-based and usage-based royalty arrangements, and generally the Company’s advertising arrangements either do not exceed one year or are primarily multi-year media banks, the elements of which are agreed upon each year. For these types of arrangements, the Company applies a practical expedient that allows it to omit disclosure of the aggregate amount of consideration the Company expects to receive in exchange for transferring services to a customer (transaction price) that is allocated to performance obligations that have not yet been satisfied. As of March 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations, other than for contracts that the Company has applied the practical expedient, was $3,580, of which $2,578 will be recognized through fiscal year 2022 and $1,002 thereafter.
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
The following table provides information about current contract balances from contracts with customers:

	March 31, 2021	June 30, 2020
Accounts receivable (including advertising receivables, which are included in related party receivables, net)	$121,018	$124,325
Contract asset, short-term (included in other current assets)	$254	$—
Contract asset, long-term (included in other assets)	$80	$37
Deferred revenue, short-term	$572	$2,753
Deferred revenue, long-term (included in other liabilities)	$—	$69
Accounts receivable is presented net of an estimate for lifetime expected credit losses. The Company analyzes historical losses, economic conditions, receivables aging, customer specific risks, and other factors to estimate its allowance for credit losses. The Company’s allowance for credit losses was $1,822 and $1,418 as of March 31, 2021 and June 30, 2020, respectively.
The amount of revenue recognized during the nine months ended March 31, 2021 related to deferred revenue (contract liability) recorded as of June 30, 2020 was $2,654.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
The following table presents a reconciliation of the weighted-average number of shares used in the calculations of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Weighted-average number of shares for basic EPS	57,505	60,011	57,358	65,194
Dilutive effect of shares issuable under share-based compensation plans	730	304	417	359
Weighted-average number of shares for diluted EPS	58,235	60,315	57,775	65,553
Anti-dilutive shares	2,553	2,981	2,912	2,727
Note 5. Goodwill and Amortizable Intangible Assets
During the first quarter of fiscal year 2021, the Company performed its annual impairment test of goodwill. As the Company’s one reporting unit had a negative carrying value of net assets, there was no impairment of goodwill identified.
The Company’s intangible assets subject to amortization are as follows:

	March 31, 2021	June 30, 2020
Affiliate relationships	$83,044	$83,044
Less: accumulated amortization	(55,356)	(52,761)
	$27,688	$30,283
Affiliate relationships have an estimated useful life of 24 years. Amortization expense for intangible assets was $865 for the three months ended March 31, 2021 and 2020, and $2,595 for the nine months ended March 31, 2021 and 2020.
Note 6. Property and Equipment
As of March 31, 2021 and June 30, 2020, property and equipment consisted of the following assets:

	March 31, 2021	June 30, 2020
Equipment	$30,242	$28,902
Furniture and fixtures	1,764	1,726
Leasehold improvements	18,646	18,585
Construction in progress	206	277
	50,858	49,490
Less: accumulated depreciation and amortization	(43,600)	(40,732)
	$7,258	$8,758
Depreciation and amortization expense on property and equipment was $968 and $851 for the three months ended March 31, 2021 and 2020, respectively, and $2,868 and $2,528 for the nine months ended March 31, 2021 and 2020, respectively.

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
The Credit Agreement generally requires the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis to comply with a maximum total leverage ratio of 5.50:1.00, subject, at the option of MSGN L.P. to an upward adjustment to 6.00:1.00 during the continuance of certain events. In addition, the Credit Agreement requires a minimum interest coverage ratio of 2.00:1.00 for the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis. As of March 31, 2021, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the applicable financial covenants. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2021, there were no letters of credit issued and outstanding under the Revolving Credit Facility, which provides full borrowing capacity of $250,000.
The Term Loan Facility amortizes quarterly in accordance with its terms beginning March 31, 2020 through September 30, 2024 with a final maturity date on October 11, 2024.
As of March 31, 2021, the principal repayments required under the Term Loan Facility are as follows:

Remainder of fiscal year ending June 30, 2021	$12,375
Fiscal year ending June 30, 2022	49,500
Fiscal year ending June 30, 2023	66,000
Fiscal year ending June 30, 2024	82,500
Fiscal year ending June 30, 2025	849,750
$1,060,125

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
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
In addition to the financial covenants discussed above, the Credit Agreement and the related security agreement contain certain customary representations and warranties, affirmative covenants, and events of default. The Credit Agreement contains certain restrictions on the ability of MSGN L.P. and its restricted subsidiaries to take certain actions as provided in (and subject to various exceptions and baskets set forth in) the Credit Agreement, including the following: (i) incurring additional indebtedness and contingent liabilities; (ii) creating liens on certain assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends and distributions or repurchasing capital stock; (v) changing their lines of business; (vi) engaging in certain transactions with affiliates; (vii) amending specified material agreements; (viii) merging or consolidating; (ix) making certain dispositions; and (x) entering into agreements that restrict the granting of liens. The Holdings Entities are also subject to customary passive holding company covenants. The Merger will not result in a change of control or acceleration of debt payments under the Credit Agreement. The Merger Agreement restricts the Company’s ability to redeem, repurchase, prepay, guarantee or otherwise become liable for any material indebtedness without the prior consent of MSGE.
The Company is amortizing deferred financing costs of the Term Loan Facility using the effective interest method over its five-year term.
The following table summarizes the presentation of the Term Loan Facility, and the related deferred financing costs, in the accompanying consolidated balance sheets as of March 31, 2021 and June 30, 2020:

	Term Loan Facilities	Deferred Financing Costs	Net
March 31, 2021
Current portion of long-term debt	$49,500	$(1,261)	$48,239
Long-term debt, net of current portion	1,010,625	(3,027)	1,007,598
Total	$1,060,125	$(4,288)	$1,055,837
June 30, 2020
Current portion of long-term debt	$38,500	$(1,271)	$37,229
Long-term debt, net of current portion	1,047,750	(3,970)	1,043,780
Total	$1,086,250	$(5,241)	$1,081,009
In addition, the Company has recorded deferred financing costs related to the Revolving Credit Facility in the accompanying consolidated balance sheets as summarized in the following table:

	March 31, 2021	June 30, 2020
Other current assets	$343	$343
Other assets	866	1,123
Total amortization of deferred financing costs was $1,210 and $1,591 for the nine months ended March 31, 2021 and 2020, respectively, and is included in interest expense in the accompanying consolidated statements of operations.
The Company made interest payments under the Credit Agreement and Former Credit Agreement of $14,102 and $28,809 during the nine months ended March 31, 2021 and 2020, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
Lease cost consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Operating lease cost	$1,381	$1,412	$4,160	$4,156
Variable lease cost	611	550	655	1,331
Total lease cost	$1,992	$1,962	$4,815	$5,487

The following table summarizes the weighted-average remaining lease term and discount rate for operating leases:

	March 31,	March 31,
	2021	2020
Weighted-average discount rate for operating leases	3.33%	3.28%
Weighted-average remaining operating lease term in years	2.96	3.68
As of March 31, 2021, the maturities of the Company’s operating lease liabilities are as follows:

Remainder of fiscal year ending June 30, 2021	$1,485
Fiscal year ending June 30, 2022	5,241
Fiscal year ending June 30, 2023	4,949
Fiscal year ending June 30, 2024	4,135
Fiscal year ending June 30, 2025	17
Total undiscounted operating lease payments	15,827
Less: imputed interest	742
Total operating lease liabilities	15,085
Less: current portion of operating lease liabilities	5,125
Non-current operating lease liabilities	$9,960
Supplemental cash flow information related to operating leases:

	Nine Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$4,474	$4,437
Cash paid for variable lease payments not included in measurement of operating lease liabilities	435	1,227
Total	$4,909	$5,664

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

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
The following table presents for each of these hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis, which include cash equivalents:

	Level I	Level II	Level III	Total
March 31, 2021
Assets:
Money market accounts	$143,985	$—	$—	$143,985
Time deposits	160,885	—	—	160,885
Total assets measured at fair value	$304,870	$—	$—	$304,870
June 30, 2020
Assets:
Money market accounts	$129,609	$—	$—	$129,609
Time deposits	65,713	—	—	65,713
Total assets measured at fair value	$195,322	$—	$—	$195,322
Money market accounts and time deposits are classified within Level I of the fair value hierarchy as they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The carrying amount of the Company’s money market accounts and time deposits approximates fair value due to their short-term maturities.
Other Financial Instruments
The fair value of the Company’s long-term debt (see Note 7) was approximately $1,054,800 as of March 31, 2021. The Company’s long-term debt is classified within Level II of the fair value hierarchy as it is valued using quoted prices of such securities for which fair value can be derived from inputs that are readily observable, including activity in and the state of the capital markets.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Investment in Nonconsolidated Entity
The Company’s investment in a nonconsolidated entity, which is included in other assets in the accompanying consolidated balance sheets, does not have a readily determinable fair value. As such, the Company has elected to account for it at cost, which would be adjusted for impairment and changes resulting from observable price fluctuations in orderly transactions for an identical or a similar investment of the same issuer (referred to as the measurement alternative method). Investments accounted for under the measurement alternative method are classified within Level III of the fair value hierarchy. The carrying amount of the Company’s equity investment in the nonconsolidated entity was $3,252 and $2,000 as of March 31, 2021 and June 30, 2020, respectively. In the third quarter of fiscal year 2021, the Company recorded an unrealized gain of $1,252 as a result of an observable change in the price of this investment, which is included in miscellaneous income in the accompanying consolidated statement of operations and represents the cumulative adjustment to the cost of the investment through March 31, 2021.
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
Components of net periodic benefit cost for the three and nine months ended March 31, 2021 and 2020 are as follows:

	Pension Plans		Postretirement Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$101	$121	$9	$13
Other components of net periodic benefit cost:
Interest cost	257	354	9	15
Expected return on plan assets	(185)	(244)	—	—
Recognized actuarial loss (a)	126	134	—	—
Amortization of unrecognized prior service credit (a)	—	—	—	(1)
Net periodic benefit cost	$299	$365	$18	$27

	Pension Plans		Postretirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$303	$363	$27	$39
Other components of net periodic benefit cost:
Interest cost	770	1,062	27	45
Expected return on plan assets	(555)	(732)	—	—
Recognized actuarial loss (a)	378	402	—	—
Amortization of unrecognized prior service credit (a)	—	—	—	(3)
Net periodic benefit cost	$896	$1,095	$54	$81
(a) Reflects amounts reclassified from accumulated other comprehensive loss to other components of net periodic benefit cost in the accompanying consolidated statements of operations.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
In addition, as more fully described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, the Company sponsors the MSGN Holdings, L.P. Excess Savings Plan and participates in The Madison Square Garden 401(k) Savings Plan, a multiple employer plan (together, the “Savings Plans”). The Madison Square Garden 401(k) Savings Plan was sponsored by Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) (together with its subsidiaries, “MSGS”) until the Entertainment Distribution (as defined in Note 14), and thereafter by MSGE. Expenses related to the Savings Plans included in the accompanying consolidated statements of operations were $455 and $246 for the three months ended March 31, 2021 and 2020, respectively, and $885 and $775 for the nine months ended March 31, 2021 and 2020, respectively.
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
Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $3,324 and $3,753 for the three months ended March 31, 2021 and 2020, respectively, and $14,217 and $13,852 for the nine months ended March 31, 2021 and 2020, respectively.
Non-Qualified Stock Options (“NQSOs”) Award Activity
The following table summarizes activity relating to holders of the Company’s NQSOs for the nine months ended March 31, 2021:

	Number of		Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	Nonperformance Based Vesting NQSOs	Performance Based Vesting NQSOs
Balance as of June 30, 2020	1,833	1,834	$18.88	5.17	$—
Adjustment upon final determination of level of performance objective(a)	—	(2)	21.60
Balance as of March 31, 2021	1,833	1,832	$18.88	4.42	$800
Exercisable as of March 31, 2021	1,357	961	$19.58	3.73	$133
(a) Includes an adjustment of awards issued with respect to performance based NQSOs granted in fiscal year 2018 upon certification of the level of achievement of the performance targets for such awards.
The aggregate intrinsic value is calculated for in-the-money NQSOs as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of the Company's Class A Common Stock at March 31, 2021 and June 30, 2020, as applicable.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Restricted Share Units Award Activity
The following table summarizes activity relating to holders of the Company’s RSUs for the nine months ended March 31, 2021:

	Number of
	Nonperformance Based Vesting RSUs	Performance Based Vesting RSUs	Weighted-Average Fair Value Per Share At Date of Grant
Unvested award balance as of June 30, 2020	595	870	$20.01
Granted	851	720	10.44
Vested	(364)	(293)	19.54
Adjustment upon final determination of level of performance objective(a)	—	(1)	21.60
Unvested award balance as of March 31, 2021	1,082	1,296	$13.81
(a) Includes an adjustment of awards issued with respect to performance based RSUs granted in fiscal year 2018 upon certification of the level of achievement of the performance targets for such awards.
Nonperformance based vesting RSUs granted under the Employee Stock Plan during the nine months ended March 31, 2021 are subject to three-year ratable vesting and RSUs granted under the Non-Employee Director Plan vest on the date of grant. Performance based vesting RSUs granted under the Employee Stock Plan during the nine months ended March 31, 2021 are subject to three-year cliff vesting. RSUs granted under the Employee Stock Plan and Non-Employee Director Plan will settle in shares of the Company’s Class A Common Stock (either from treasury or with newly issued shares), or, at the option of the Compensation Committee of the Board, in cash. RSUs granted under the Non-Employee Director Plan will settle on the first business day following the ninetieth day after the date that the director’s service on the Board ceases or, if earlier, upon the director’s death.
The fair value of RSUs that vested during the nine months ended March 31, 2021 was $6,826. Upon delivery, RSUs granted under the Employee Stock Plan were net share-settled to cover the required statutory tax withholding obligations and the remaining number of shares were issued from the Company’s treasury shares. To fulfill the employees’ statutory tax withholding obligations for the applicable income and other employment taxes, 220 of these RSUs, with an aggregate value of $2,148 were retained by the Company and the taxes paid during the nine months ended March 31, 2021 are reflected as a financing activity in the accompanying consolidated statement of cash flows.
Note 13. Stock Repurchase Program
On December 7, 2017, the Board authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. On August 29, 2019, the Board authorized a $300,000 increase to the stock repurchase authorization, which had $136,165 of availability remaining, bringing the total available repurchase authorization for Class A Common Stock to $436,165 as of that date. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger or termination of the Merger Agreement, the Company is subject to restrictions that, among others, restrict its ability to repurchase, redeem or otherwise acquire shares of Class A Common Stock without the prior consent of MSGE.
During the nine months ended March 31, 2020, the Company repurchased, including shares repurchased under a modified Dutch auction tender offer, 18,050 shares of its Class A Common Stock, and committed to purchase an additional 277 shares of its Class A Common Stock that were not settled until April 2020. The purchase price of these share repurchases, and the related fees, have been classified as Treasury stock in the accompanying consolidated balance sheets. There were no shares repurchased by the Company during the nine months ended March 31, 2021.
As of March 31, 2021, the Company had $145,864 of availability remaining under its stock repurchase authorization.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Note 14. Related Party Transactions
As of March 31, 2021, members of the Dolan family group, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, including trusts for the benefit of the Dolan family group (collectively, the “Dolan Family Group”), collectively beneficially own all of the Company’s outstanding Class B Common Stock and own approximately 8.3% of the Company’s outstanding Class A Common Stock (inclusive of options exercisable within 60 days of the date hereof). Such shares of the Company’s Class A Common Stock and Class B Common Stock, collectively, represent approximately 76.9% of the aggregate voting power of the Company’s outstanding common stock. The Dolan Family Group also controls AMC Networks Inc. (“AMC Networks”), MSGS and MSGE (the outstanding common stock of which was distributed by MSGS to its stockholders on April 17, 2020 (the “Entertainment Distribution”)).
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
The Company has various agreements with MSGS that were entered into at the time that the Company distributed to its stockholders all of the outstanding common stock of MSGS, including media rights agreements covering the Knicks and the Rangers games, and a tax disaffiliation agreement. As a result of the Entertainment Distribution, certain agreements which were previously between the Company and MSGS are, as of April 17, 2020, between the Company and MSGE, including an advertising sales representation agreement, a trademark license agreement, and certain other arrangements, including a services agreement (the “Services Agreement”) pursuant to which the Company outsources certain business functions. The services currently outsourced include information technology, accounts payable, payroll, tax, certain legal functions, human resources, insurance and risk management, investor relations, corporate communications, benefit plan administration and reporting and internal audit, as well as certain executive support services described above. The Company provides certain services to MSGE pursuant to the Services Agreement. In connection with the Entertainment Distribution, the Company entered into a services agreement with MSGS, pursuant to which MSGS provides the Company certain legal services previously provided under the Services Agreement.
The Company has also entered into various agreements with AMC Networks with respect to a number of ongoing commercial relationships.
In addition, see Note 1 for discussion of Merger Agreement.
Related Party Transactions
Rights Fees
The Company’s media rights agreements with MSGS, effective as of July 1, 2015, provide the Company with the exclusive media rights to Knicks and Rangers games in their local markets. Rights fees included in the accompanying consolidated statements of operations for the three months ended March 31, 2021 and 2020 were $35,007 and $38,611, respectively, $108,970 and $115,242 for the nine months ended March 31, 2021 and 2020, respectively.
Origination, Master Control and Technical Services
AMC Networks provides certain origination, master control, and technical services to the Company. Amounts incurred by the Company for the three months ended March 31, 2021 and 2020 were $1,208 and $1,184, respectively, and $3,576 and $3,506 for the nine months ended March 31, 2021 and 2020, respectively.

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
Commission
The Company’s advertising sales representation agreement, which has a term through June 30, 2022, provides for MSGE (MSGS prior to the Entertainment Distribution) to act as the Company’s advertising sales representative and includes the exclusive right and obligation to sell certain advertising availabilities on the Company’s behalf for a commission. The amounts incurred by the Company for the three months ended March 31, 2021 and 2020 were $6,637 and $5,865, respectively, and $8,456 and $12,289 for the nine months ended March 31, 2021 and 2020, respectively.
General and Administrative Expenses
Amounts incurred by the Company for expenses associated with the Services Agreement and the services agreement with MSGS, net, amounted to $2,571 and $2,499 for the three months ended March 31, 2021 and 2020, respectively, and $7,713 and $7,813 for the nine months ended March 31, 2021 and 2020, respectively.
Other Operating Expenses
The Company and its related parties enter into other transactions with each other in the ordinary course of business. Net amounts incurred by the Company for other related party transactions amounted to $737 and $98 for the three months ended March 31, 2021 and 2020, respectively, and $853 and $311 for the nine months ended March 31, 2021 and 2020, respectively.
Note 15. Income Taxes
Income tax expense for the three months ended March 31, 2021 of $20,870 differs from the income tax expense derived by applying the statutory federal rate of 21% to pre-tax income principally due to the impact of state and local income taxes (net of federal benefit) of $6,327.
Income tax expense for the three months ended March 31, 2020 of $18,616 differs from the income tax expense derived by applying the statutory federal rate of 21% to pre-tax income principally due to the impact of state and local income taxes (net of federal benefit) of $5,405, partially offset by a tax benefit of $643 relating to a tax return to book provision adjustment in connection with the filing of the Company's prior year income tax return.
Income tax expense for the nine months ended March 31, 2021 of $68,174 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income principally due to the impact of state and local income taxes (net of federal benefit) of $18,178, the impact from a change in the estimated applicable tax rate used to determine deferred taxes of $6,850, tax expense related to nondeductible officers’ compensation of $2,199, and tax expense resulting from the vesting of certain share-based compensation awards of $944. The change in the estimated applicable tax rate used to determine deferred taxes was due to a change in state apportionment methodology in accordance with an amendment to a state regulation.
Income tax expense for the nine months ended March 31, 2020 of $52,627 differs from the income tax expense derived from applying the statutory federal rate of 21% to pre-tax income principally due to the impact of state and local income taxes (net of federal benefit) of $15,233, partially offset by excess tax benefit of $1,583 related to share-based payment awards.
The Company made cash income tax payments (net) of $61,867 and $48,128 for the nine months ended March 31, 2021 and 2020, respectively.
The Company was notified during the first quarter of fiscal year 2019 that the City of New York was commencing an examination of the Company’s New York City general corporate income tax returns for the tax years ended December 31, 2015 and 2016. The examination was settled in April 2021 with favorable terms.
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

MSG NETWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)
On April 19, 2021, the State of New York enacted a corporate tax rate increase that will become effective starting with the fiscal year ended June 30, 2022. The impact of enacted tax changes is recognized in the interim period of enactment. Accordingly, the Company will remeasure deferred tax assets and liabilities at the higher applicable tax rate in the fourth quarter of the fiscal year ended June 30, 2021.
Note 16. Concentrations of Risk
Accounts receivable, net on the accompanying consolidated balance sheets as of March 31, 2021 and June 30, 2020 include amounts due from the following individual customers, which accounted for the noted percentages of the gross balance:

	March 31, 2021	June 30, 2020
Customer A	33%	26%
Customer B	27%	25%
Customer C	25%	22%
Customer D	12%	10%
Revenues in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2021 and 2020 include amounts from the following individual customers, which accounted for the noted percentages of the total:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Customer 1	25%	24%	27%	25%
Customer 2	23%	23%	26%	23%
Customer 3	18%	19%	20%	20%
Customer 4	8%	9%	10%	9%
The accompanying consolidated balance sheets as of March 31, 2021 and June 30, 2020 include the following approximate amounts that are recorded in connection with the Company’s license agreement with the Devils:

Reported in	March 31, 2021	June 30, 2020
Prepaid expenses	$2,200	$3,000
Other current assets	3,700	4,000
Other assets	31,800	34,000
	$37,700	$41,000
As of March 31, 2021, approximately 280 full-time and part-time employees, who represent approximately 59% of the Company’s workforce, are subject to collective bargaining agreements (“CBAs”). As of March 31, 2021, approximately 61% of the Company’s workforce that is subject to a CBA is covered by a CBA that has expired. In addition, as of March 31, 2021, approximately 33% of the Company’s workforce that is subject to a CBA is covered by a CBA that will expire during the next year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including those regarding affiliate fee rebates and rights fee expense, the timing and number of games played as a result of the novel coronavirus (“COVID-19”) pandemic and the government, league, and other actions relating thereto, and the Merger (as defined below) and costs related thereto, and the impact of recent tax legislation. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and financial performance and plans identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
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
•risks related to the pending Merger (as defined below) with Madison Square Garden Entertainment Corp. (together with its subsidiaries, “MSGE”), including, but not limited to: disruption of management time from ongoing business operations due to the Merger, the risk of any litigation relating to the Merger and the risk that the parties may not be able to satisfy the conditions to the completion of the Merger in a timely manner or at all;
•the security of our program signal and electronic data;
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

•our dependence on Madison Square Garden Sports Corp. (formerly, The Madison Square Garden Company) (together with its subsidiaries, “MSGS”), MSGE and other third-party providers for the provision of certain services;
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
•the tax-free treatment of the Distribution (as defined below); and
•the factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 and the factors described under “Item 1A. Risk Factors” in Part II hereof.
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
The Company owns and operates two regional sports and entertainment networks, MSG Network and MSG+ (collectively, “MSG Networks”) that feature a wide range of compelling sports content, including exclusive live local games and other programming of the New York Knicks (the “Knicks”) of the NBA; the New York Rangers (the “Rangers”), New York Islanders (the “Islanders”), New Jersey Devils and Buffalo Sabres of the NHL; as well as significant coverage of the New York Giants and Buffalo Bills of the National Football League. The Company operates and reports financial information in one segment.
On September 30, 2015, the Company distributed to its stockholders all of the outstanding common stock of MSGS (the “Distribution”). On April 17, 2020, MSGS distributed to its stockholders all of the outstanding common stock of MSGE (the “Entertainment Distribution”).
On March 25, 2021, the Company, MSGE, and Broadway Sub Inc., a direct wholly-owned subsidiary of MSGE (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company with the Company surviving and continuing as the surviving corporation (the “Merger”). If the Merger is completed, (i) each share of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive, in the aggregate, a number of shares of Class A common stock, par value $0.01 per share, of MSGE (“MSGE Class A Common Stock”) such that each holder of record of shares of the Company's Class A Common Stock will have the right to receive, in the aggregate, such number of shares of MSGE Class A Common Stock equal to the total number of shares of the Company's Class A Common Stock held of record immediately prior to the effective time multiplied by 0.172, with such product rounded up to the next whole share, (ii) each share of the Company's Class B common stock, par value $0.01 per share (“Class B Common Stock”), issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive, in the aggregate, a number of shares of Class B common stock, par value $0.01 per share, of MSGE (“MSGE Class B Common Stock”) such that each holder of record of shares of the Company's Class B Common Stock will have the right to receive, in the aggregate, a number of shares of MSGE Class B Common Stock equal to the total number of shares of the Company's Class B Common Stock held of record immediately prior to the effective time multiplied by 0.172, with such product rounded up to the next whole share, in each case except for shares held by MSGE, Merger Sub or any of the MSGE subsidiaries or the Company or any of the Company's subsidiaries as treasury stock (in each case not held on behalf of third parties) and (iii) the shares of the Company's Class A Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.

The Merger was recommended to the Company’s Board of Directors (the “Board”) for approval by a special committee composed solely of independent, disinterested directors and advised by independent financial and legal advisors. The closing of the Merger is expected to occur in the third calendar quarter of 2021, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. The Merger Agreement provides certain termination rights for each of MSGE and the Company, including, among others, if the consummation of the Merger does not occur on or before December 20, 2021. Should certain events occur under the specified circumstances outlined in the Merger Agreement, the Company will be required to pay MSGE a termination fee of $18,900. Additional information on the Merger is included in the Form 8-K filed with the United States Securities and Exchange Commission on March 26, 2021.
This MD&A is organized as follows:
Results of Operations. This section provides an analysis of our unaudited consolidated results of operations for the three and nine months ended March 31, 2021 as compared with the three and nine months ended March 31, 2020.
Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the nine months ended March 31, 2021 as compared with the nine months ended March 31, 2020.
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

Results of Operations
Due to the COVID-19 pandemic, in March 2020, the 2019-20 NHL and NBA seasons were suspended. The leagues resumed play several months later, with the Rangers and Islanders participating in the NHL's return to play. The NHL and NBA subsequently completed their seasons in September and October 2020, respectively, which impacted the start and length of each league’s 2020-21 regular season. The NBA started its regular season on December 22, 2020 with a reduced schedule of 72 games, while the NHL regular season began on January 13, 2021 and has been reduced to a 56-game schedule. There can be no assurance that the NBA or NHL will be able to complete such regular season schedules. The Company aired 164 NBA and NHL telecasts in the fiscal 2021 third quarter, as compared with 141 NBA and NHL telecasts in the comparable prior year period. The Company aired 187 NBA and NHL telecasts during the nine months ended March 31, 2021, as compared with 338 NBA and NHL telecasts in the comparable prior year period. The Company expects to air more NBA and NHL telecasts in the fiscal 2021 fourth quarter as compared with the comparable prior year period.
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
Comparison of the Three Months Ended March 31, 2021 versus the Three Months Ended March 31, 2020
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Three Months Ended March 31,				Increase (Decrease) in Net Income
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$177,853	100%	$184,972	100%	$(7,119)

Direct operating expenses	74,392	42%	83,762	45%	9,370
Selling, general and administrative expenses	31,743	18%	25,831	14%	(5,912)
Depreciation and amortization	1,833	1%	1,716	1%	(117)
Operating income	69,885	39%	73,663	40%	(3,778)
Other income (expense):
Interest income	481	NM	900	NM	(419)
Interest expense	(4,958)	(3)%	(9,419)	(5)%	4,461
Other components of net periodic benefit cost	(207)	NM	(258)	NM	51
Miscellaneous income	1,252	1%	—	NM	1,252
	(3,432)	(2)%	(8,777)	(5)%	5,345
Income from operations before income taxes	66,453	37%	64,886	35%	1,567
Income tax expense	(20,870)	(12)%	(18,616)	(10)%	(2,254)
Net income	$45,583	26%	$46,270	25%	$(687)
_________________
NM – Percentage is not meaningful
Revenues
Revenues for the three months ended March 31, 2021 decreased $7,119, or 4%, to $177,853 as compared with the prior year period. The net decrease was attributable to the following:

Decrease in affiliation fee revenue	$(11,010)
Increase in advertising revenue	3,678
Other net increases	213
$(7,119)

The decrease in affiliation fee revenue was primarily due to the impact of a decrease in subscribers of approximately 7% (excluding the impact of the previously disclosed non-renewal with a small Connecticut-based distributor as of October 1, 2020), a net unfavorable affiliate adjustment of $5,800 recorded in the current year quarter (primarily reflecting accruals for affiliate fee rebates) and, to a lesser extent, the impact of the aforementioned non-renewal. This was partially offset by the impact of higher affiliation rates. As a result of the shortened 2020-21 NBA and NHL regular seasons, we currently expect to record accruals for potential affiliate fee rebates in each of the next three quarters at a similar level to the amount we recorded this quarter.
The increase in advertising revenue was primarily due to higher sales related to live professional sports telecasts, partially offset by other net decreases. The increase in sales from live professional sports telecasts was primarily due to a greater number of NBA and NHL telecasts in the current year quarter as compared with the prior year period as a result of the timing of the 2020-21 NBA and NHL regular seasons and the suspension of the 2019-20 NBA and NHL regular seasons in mid-March 2020.
Direct operating expenses
Direct operating expenses for the three months ended March 31, 2021 decreased $9,370, or 11%, to $74,392 as compared with the prior year period due to lower rights fees expense of $7,598 and, to a lesser extent, a decrease in other programming and production-related costs of $1,772. The decline in rights fees expense was primarily due to the impact of fewer NHL and NBA games made available for exclusive broadcast by the Company during the NHL and NBA's shortened 2020-21 regular seasons. These decreases were partially offset by the timing of the 2020-21 NBA and NHL regular seasons and the impact of annual contractual rate increases under the Company’s media rights agreements. The decrease in other programming and production-related costs primarily reflects the absence of certain expenses related to the production of away games due to the COVID-19 pandemic. We expect to have lower rights fees expense for fiscal year 2021, primarily as a result of the shortened 2020-21 NBA and NHL regular seasons, as compared with the level of fees that would be expected if our teams were playing full seasons.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2021 increased $5,912, or 23%, to $31,743 as compared with the prior year period primarily due to higher advertising and marketing expenses, employee compensation and related benefits and professional fees. The fiscal 2021 third quarter includes $1,200 of professional fees related to the Merger. We expect to incur additional Merger related expenses through the first quarter of fiscal year 2022.
Operating income
Operating income for the three months ended March 31, 2021 decreased $3,778, or 5%, to $69,885 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues and increase in selling, general and administrative expenses (including share-based compensation expense), partially offset by the decrease in direct operating expenses.
Interest expense
Interest expense for the three months ended March 31, 2021 decreased $4,461, or 47%, to $4,958 as compared with the prior year period primarily due to lower average interest rates for the three months ended March 31, 2021 (1.6% as compared with 3.2% in the prior year period) (see “Liquidity and Capital Resources — Financing Agreements”).
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
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Three Months Ended		Increase (Decrease) in Adjusted Operating Income
	March 31,
	2021	2020
Operating income	$69,885	$73,663	$(3,778)
Share-based compensation	3,324	3,753	(429)
Depreciation and amortization	1,833	1,716	117
Adjusted operating income	$75,042	$79,132	$(4,090)
Adjusted operating income for the three months ended March 31, 2021 decreased $4,090, or 5%, to $75,042 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues and increase in selling, general and administrative expenses (excluding share-based compensation expense), partially offset by the decrease in direct operating expenses.

Comparison of the Nine Months Ended March 31, 2021 versus the Nine Months Ended March 31, 2020
The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues.

	Nine Months Ended March 31,				Increase (Decrease) in Net Income
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$481,455	100%	$533,683	100%	$(52,228)

Direct operating expenses	196,497	41%	236,487	44%	39,990
Selling, general and administrative expenses	75,962	16%	80,173	15%	4,211
Depreciation and amortization	5,463	1%	5,123	1%	(340)
Operating income	203,533	42%	211,900	40%	(8,367)
Other income (expense):
Interest income	1,446	NM	3,734	1%	(2,288)
Interest expense	(15,320)	(3)%	(30,168)	(6)%	14,848
Debt refinancing expense	—	NM	(2,764)	(1)%	2,764
Other components of net periodic benefit cost	(620)	NM	(774)	NM	154
Miscellaneous income	1,252	NM	—	NM	1,252
	(13,242)	(3)%	(29,972)	(6)%	16,730
Income from operations before income taxes	190,291	40%	181,928	34%	8,363
Income tax expense	(68,174)	(14)%	(52,627)	(10)%	(15,547)
Net income	$122,117	25%	$129,301	24%	$(7,184)
_________________
NM – Percentage is not meaningful
Revenues
Revenues for the nine months ended March 31, 2021 decreased $52,228, or 10%, to $481,455 as compared with the prior year period. The net decrease was attributable to the following:

Decrease in affiliation fee revenue	$(34,326)
Decrease in advertising revenue	(17,138)
Other net decreases	(764)
$(52,228)
The decrease in affiliation fee revenue was primarily due to the impact of a decrease in subscribers of approximately 7.5% (excluding the impact of the previously disclosed non-renewal with a small Connecticut-based distributor as of October 1, 2020), a net unfavorable affiliate adjustment of $11,700 recorded in the current year period (primarily reflecting accruals for affiliate fee rebates) and, to a lesser extent, the impact of the aforementioned non-renewal and the absence of a net favorable affiliate adjustment of $1,700 recorded in the prior year period. This was partially offset by the impact of higher affiliation rates.
The decrease in advertising revenue was primarily due to lower sales related to fewer live professional sports telecasts in the current year period, slightly offset by other net increases.
Direct operating expenses
Direct operating expenses for the nine months ended March 31, 2021 decreased $39,990, or 17%, to $196,497 as compared with the prior year period due to lower rights fees expense of $29,098 and, to a lesser extent, a decrease in other programming and production-related costs of $10,892. The decline in rights fees expense was primarily due to the impact of fewer NHL and NBA games made available for exclusive broadcast by the Company during the NHL and NBA's shortened 2020-21 regular seasons. The decrease in other programming and production-related costs was primarily related to fewer NBA and NHL telecasts in the current year period, which reflects the impact of the timing of the 2020-21 NBA and NHL regular seasons.

Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2021 decreased $4,211, or 5%, to $75,962 as compared with the prior year period primarily due to lower advertising sales commissions and advertising and marketing expenses and the absence of $1,600 in expenses recorded in the prior year period that were not indicative of the Company's core expense base. This was partially offset by higher employee compensation and related benefits and professional fees. The current year period includes $1,200 of professional fees related to the Merger.
Operating income
Operating income for the nine months ended March 31, 2021 decreased $8,367, or 4%, to $203,533 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues, partially offset by the decrease in direct operating expenses and, to a lesser extent, the decrease in selling, general and administrative expenses (including share-based compensation expense).
Interest expense
Interest expense for the nine months ended March 31, 2021 decreased $14,848, or 49%, to $15,320 as compared with the prior year period primarily due to lower average interest rates for the nine months ended March 31, 2021 (1.7% as compared with 3.4% in the prior year period) (see “Liquidity and Capital Resources — Financing Agreements”).
Income taxes
See Note 15 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on income taxes.
Adjusted operating income
The Company has presented the components that reconcile operating income, a GAAP measure, to adjusted operating income:

	Nine Months Ended		Increase (Decrease) in Adjusted Operating Income
	March 31,
	2021	2020
Operating income	$203,533	$211,900	$(8,367)
Share-based compensation	14,217	13,852	365
Depreciation and amortization	5,463	5,123	340
Adjusted operating income	$223,213	$230,875	$(7,662)
Adjusted operating income for the nine months ended March 31, 2021 decreased $7,662, or 3%, to $223,213 as compared with the prior year period primarily due to (as discussed above) the decrease in revenues partially offset by the decrease in direct operating expenses and, to a lesser extent, the decrease in selling, general and administrative expenses (excluding share-based compensation expense).

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our revolving credit facility. The Company amended and restated its prior credit agreement, dated September 28, 2015 (the “Former Credit Agreement”), on October 11, 2019 in its entirety. See “Financing Agreements” below. Our principal uses of cash are expected to include working capital-related items, capital spending, taxes, debt service, and the repurchase of shares of the Company’s Class A Common Stock. The Company’s use of its available liquidity will be based upon the ongoing review of the funding needs of the business, its view of a favorable allocation of cash resources, and the timing of cash flow generation.
We believe we have sufficient liquidity, including $324,067 in cash and cash equivalents, as of March 31, 2021, as well as the available borrowing capacity under our revolving credit facility and our anticipated operating cash flows, to fund our business operations, repurchase shares of the Company’s Class A Common Stock and service our outstanding term loan facility (see “Financing Agreements” below) during the next twelve months. However, potential subscriber reductions of our Distributors, changes in the demand for our programming, advertising revenue declines, our ability to maintain or obtain content, costs related to the Merger and other factors could adversely impact our business and results of operations, which might require that we seek alternative sources of funding through the capital and credit markets that may or may not be available to us. In addition, the COVID-19 pandemic has caused disruption in the capital markets, which could make financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all.
On December 7, 2017, the Board authorized the repurchase of up to $150,000 of the Company’s Class A Common Stock. On August 29, 2019, the Board authorized a $300,000 increase to the stock repurchase authorization, which had $136,165 of availability remaining, bringing the total available repurchase authorization for Class A Common Stock to $436,165 as of that date. Under the authorization, shares of Class A Common Stock may be purchased from time to time in open market or private transactions, block trades or such other manner as the Company may determine, in accordance with applicable insider trading and other securities laws and regulations. The timing and amount of purchases will depend on market conditions and other factors. The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger or termination of the Merger Agreement, the Company is subject to restrictions that, among others, restrict its ability to repurchase, redeem or otherwise acquire shares of Class A Common Stock without the prior consent of MSGE. As of March 31, 2021, the Company had $145,864 of availability remaining under its stock repurchase authorization.
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
MSGN L.P., the Holdings Entities and certain subsidiaries of MSGN L.P. amended and restated the Former Credit Agreement effective October 11, 2019 (the “Credit Agreement”). The Credit Agreement provides MSGN L.P. with senior secured credit facilities consisting of: (i) an initial $1,100,000 term loan facility (the “Term Loan Facility”) and (ii) a $250,000 revolving credit facility (the “Revolving Credit Facility”), each with a term of five years. The Merger will not result in a change of control or acceleration of debt payments under the Credit Agreement. The Merger Agreement restricts the Company’s ability to redeem, repurchase, prepay, guarantee or otherwise become liable for any material indebtedness without the prior consent of MSGE.
The Company has made principal repayments aggregating to $39,875 through March 31, 2021 under the Credit Agreement. The Term Loan Facility amortized quarterly in accordance with its terms. As of March 31, 2021, there was $1,060,125 outstanding under the Term Loan Facility, and no borrowings under the Revolving Credit Facility. As of March 31, 2021, the Holdings Entities and MSGN L.P. and its restricted subsidiaries on a consolidated basis were in compliance with the financial covenants of the Credit Agreement.
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
Cash Flow Discussion
Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2021 increased by $18,512 to $158,483 as compared with the prior year period. This increase was primarily due to the impact of certain working capital items and lower interest payments as compared with the prior year period. This increase was partially offset by higher income tax payments and lower operating income as compared with the prior year period.
Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2021 increased by $769 to $2,980 as compared with the prior year period due to higher capital expenditures in the current year period.
Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2021 decreased by $197,613 to $28,273 as compared with the prior year period. This decrease is primarily due to absence of repurchases of the Company’s Class A Common Stock, partially offset by the absence of proceeds received in the prior year period from borrowings under the Company’s senior secured credit facilities.

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
Goodwill
The goodwill balance reported on the Company’s consolidated balance sheet as of March 31, 2021 is $424,508. Goodwill is tested annually for impairment as of August 31st and at any time upon the occurrence of certain events or substantive changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not need to perform the quantitative goodwill impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the Company would perform the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021 the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a defendant in various lawsuits. Although the outcome of these matters cannot be predicted with certainty, management does not believe that resolution of these lawsuits will have a material adverse effect on the Company.
Item 1A. Risk Factors

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2020, which could materially affect our business, financial condition or future operating results.
The Company and MSGE May Fail to Consummate the Merger, and Uncertainties Related to the Consummation of the Merger May Have A Material Adverse Effect on the Company’s Business, Results of Operations and Financial Condition and Negatively Impact the Price of Our Common Stock.
The consummation of the Merger is subject to certain conditions and the Merger Agreement also contains certain customary termination rights for the Company and MSGE, including, without limitation, if the Merger is not consummated on or before December 20, 2021.
The Merger is expected to be completed during the third quarter of calendar year 2021, however, there is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated, or at all. If the Merger is not completed or the Merger Agreement is terminated, our business may be adversely affected and, without realizing any of the benefits of having completed the transaction, we would be subject to a number of risks, including the impact of: (i) adverse reactions from the financial markets, including negative impacts on the price of our Class A Common Stock; (ii) negative reactions from our customers or other stakeholders; (iii) the payment of certain costs relating to the Merger, whether or not the Merger is completed; (iv) matters relating to completion of the Merger, which will require substantial commitments of time and resources by our management that would otherwise have been devoted to day-to-day operations; and (v) litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. If the Merger is not completed or is delayed, the risks described above may materialize and may adversely affect our business, results of operations and financial condition, financial results and stock price.
While the Merger is Pending, the Company Will Be Subject to Business Uncertainties as Well as Contractual Restrictions Under the Merger Agreement That May Have an Adverse Effect on Our Business.
The Merger will occur only if stated conditions are met, many of which are outside of our control. In addition, each of the Company and MSGE have rights to terminate the Merger Agreement under specified circumstances. Accordingly, there may be uncertainty regarding the completion of the Merger. Uncertainty about the effect of the transaction on our employees and business relationships may have an adverse effect on our business. These uncertainties may impair our ability to retain and motivate key personnel until the completion of the Merger.
In addition, the Merger Agreement contains customary covenants which restrict each of the Company and MSGE, without the consent of the other party, from taking certain specified actions until the transaction closes or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities that may arise prior to the completion of the Merger or termination of the Merger Agreement.
We Will Incur Significant Transaction Costs in Connection With the Merger, Even if the Merger is Not Consummated.
We expect to pay significant transaction costs in connection with the Merger. These transaction costs include legal, accounting, tax and financial advisory expenses, SEC filing fees, printing expenses, mailing costs and other related charges. A portion of the transaction costs will be incurred regardless of whether the transaction is completed. In accordance with the Merger Agreement, each of the Company and MSGE will generally pay its own costs and expenses in connection with the transaction, whether or not the transaction is completed. If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received by the Company. In addition, the Merger Agreement contains certain termination rights for the Company and MSGE, and under certain circumstances, we may be required to pay a termination fee to MSGE of $18.9 million.

We May Be Subject to Lawsuits Relating to the Merger, Which May Impact the Timing of the Closing and Our Ability to Close the Merger and May Adversely Impact Our Business.
The Company and our directors, officers and controlling stockholders may be subject to lawsuits relating to the Merger. Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing or otherwise prohibiting the consummation of the Merger shall have been issued by any court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.
Holders of Our Class A Common Stock Cannot Be Sure of the Value of the Merger Consideration They Will Receive in the Merger; the Market Value of Our Class A Common Stock May Vary Significantly Prior to the Merger due to a Variety of Factors.
The Merger Agreement includes a fixed exchange ratio that will determine the number of shares of MSGE Class A Common Stock that holders of the Company’s Class A Common Stock will receive at the effective time of the Merger, with such product rounded up to the next whole share. The market value of our Class A Common Stock and MSGE Class A Common Stock at the time of the closing of the Merger may vary significantly from the market value of such stock on March 10, 2021 (the last full trading day before a press report speculated on a potential transaction between MSGE and the Company), the date the Merger Agreement was executed or the date of this Quarterly Report on Form 10-Q. Because the exchange ratio will not be adjusted to reflect any changes in the market price of our Class A Common Stock or MSGE Class A Common Stock, the market value of MSGE Class A Common Stock issued to the Company’s stockholders in the Merger and the market value of the Company’s Class A Common Stock surrendered in the Merger may each be higher or lower than the values of those shares on earlier dates. Accordingly, at any time prior to the completion of the Merger, the Company’s stockholders will not know or be able to determine the value of MSGE Class A Common Stock they will receive as consideration upon completion of the Merger.

Changes in the market price of our Class A Common Stock and MSGE Class A Common Stock may result from a variety of factors that are beyond our control, including changes in our and/or MSGE's business, operations and prospects, governmental actions, legal proceedings and developments and other matters generally affecting the securities market. Market assessments of the benefits of the Merger, the likelihood that the Merger will be completed and general and industry-specific market and economic conditions may also have an effect on the market price of our Class A Common Stock and MSGE Class A Common Stock. Neither the Company nor MSGE is permitted to terminate the Merger Agreement solely because of changes in the market prices our Class A Common Stock or MSGE Class A Common Stock. You are urged to obtain up-to-date prices our Class A Common Stock and MSGE Class A Common Stock.

Item 6. Exhibits
(a) Index to Exhibits

EXHIBIT NO.	DESCRIPTION
2.1
Agreement and Plan of Merger, dated as of March 25, 2021, by and among MSG Networks, MSG Entertainment and Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.1
MSG Entertainment Voting and Support Agreement, dated as of March 25, 2021, by and among MSG Networks and certain stockholders of MSG Entertainment that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.2
MSG Networks Voting and Support Agreement, dated as of March 25, 2021, by and among MSG Entertainment and certain stockholders of MSG Networks that are signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of May, 2021.

MSG Networks Inc.

By:	/S/ BRET RICHTER
	Name:	Bret Richter
	Title:	Executive Vice President,
Chief Financial Officer and Treasurer